Form 10-K405
PRUCO LIFE INSURANCE CO
filed 1995-03-31
CIK 777917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-37587



                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


         Arizona                                         22-1944557
-------------------------------------------   ---------------------------------
(State or other                               (IRS Employer Identification No.)
jurisdiction,incorporation or organization)




                  213 Washington Street, Newark, New Jersey 07102
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                (201) 802-6000
      ---------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             YES  X   NO
                                                          ---     ---
     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1995: Common stock, par value of $10 per share: 250,000 shares outstanding

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                      INDEX
ITEM                                                                    PAGE
 NO.                                                                     NO.

                 Cover Page                                               -

                 Index                                                    2

PART I

           1.    Business                                                 3

           2.    Properties                                               3

           3.    Legal Proceedings                                        4

           4.    Submission of Matters to a Vote of Security Holders      4

PART II

           5.    Market for the Registrant's Interests and Related
                  Security Holder Matters                                 5

           6.    Selected Financial Data                                  5

           7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     6

           8.    Financial Statements and Supplementary Data             10

           9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                    10

PART III

           10.   Directors and Executive Officers of Pruco Life          11

           11.   Executive Compensation                                  13

           12.   Security Ownership of Certain Beneficial Owners
                  and Management                                         13

           13.   Certain Relationships and Related Transactions          13

PART IV

           14.   Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                            14

                 Exhibit Index                                           14

                 Signatures                                              16

                                     PART I


ITEM 1.   BUSINESS

Pruco Life Insurance Company (the Company) is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company markets individual life insurance and single pay deferred annuities (the Contracts) in the District of Columbia, Guam, and in all states except New York. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two subsidiaries, Pruco Life Insurance Company of New Jersey (PLNJ) and The Prudential Life Insurance Company of Arizona (PLICA). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance and single pay deferred annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1989 under the laws of the state of Arizona. PLICA had no new business sales in 1994 and at this time will not be issuing new business.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America (The Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. The Prudential had approximately $212 billion of total consolidated assets at the end of 1994. As of December 31, 1994, it had invested over $442 million in the Company in connection with the Company's organization and operation. The Prudential intends from time to time to make additional capital contributions to the Company as needed to enable it to meet its reserve requirements and expenses in connection with its business. Generally, The Prudential is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products. There are approximately 1,900 stock, mutual and other types of insurers in the life insurance business in the United States.

In a reorganization of the parent's Individual Insurance Department, effective January 1, 1993, the corporate staff of the Company was absorbed by the parent. The costs associated with these employees, which were previously borne by the Company, are now charged to the Company under service and lease agreements with the parent.


ITEM 2.   PROPERTIES

Not applicable.

ITEM 3.   LEGAL PROCEEDINGS

Pruco Life is not involved in any litigation that is expected to have a material effect.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No actions were taken during the fourth quarter of 1994.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S INTERESTS AND RELATED SECURITY HOLDER
          MATTERS

Pruco Life is a wholly-owned subsidiary of The Prudential. There is no public market for Pruco Life's common stock.


ITEM 6.   SELECTED FINANCIAL DATA


                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------

                                               1994          1993          1992           1991          1990
                                               ----          ----          ----           ----          ----
                                                                         ($000'S)
Revenues
    Premiums, annuity fund deposits
      and other revenue                   $   603,864    $   591,660   $   541,248   $   521,590   $   577,692
    Net investment income                     245,977        260,939       274,037       285,565       270,785
                                          ------------   ------------  ------------  ------------  ------------

Total revenues                                849,841        852,599       815,285       807,155       848,477
                                          ------------   ------------  ------------  ------------  ------------

Benefits and expenses
    Current and future benefits and
      claims                                  559,658        534,354       478,148       501,454       513,165
    Other expenses                            149,478        157,557       129,701       126,201       144,642
                                          ------------   ------------  ------------  ------------  ------------

Total benefits and expenses                   709,136        691,911       607,849       627,655       657,807
                                          ------------   ------------  ------------  ------------  ------------

Income before provision in lieu of
  federal income tax and cumulative
  effect of a change in accounting
  principle                                   140,705        160,688       207,436       179,500       190,670

Provision in lieu of federal
  income tax                                   87,750         83,640        96,578        75,242        62,871
                                          ------------   ------------  ------------  ------------  ------------

Net income before cumulative effect of
  a change in accounting principle        $    52,955    $    77,048   $   110,858   $   104,258    $  127,799
                                          ------------   ------------  ------------  ------------  ------------

Cumulative effect on prior years
  (to December 31, 1990) of change
  in reserve basis                                  -              -             -       140,424             -
                                          ------------   ------------  ------------  ------------  ------------

Net income                                $    52,955    $    77,048   $   110,858   $   244,682   $   127,799
                                          ------------   ------------  ------------  ------------  ------------
                                          ------------   ------------  ------------  ------------  ------------

Assets                                    $ 7,090,802    $ 7,172,104   $ 6,709,958   $ 6,369,288   $ 5,570,360
                                          ------------   ------------  ------------  ------------  ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pruco Life Insurance Company consists of Pruco Life Insurance Company (Pruco
Life), Pruco Life Insurance Company of New Jersey and The Prudential Life Insurance Company of Arizona (collectively, the Company).
The Company markets individual life insurance and single pay deferred annuities primarily through The Prudential's sales force. The Company held $7 billion in assets at December 31, 1994, $3.5 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and mortgage loans.

Because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, the Company is engaged in a business that is highly competitive. During the past several years, the insurance industry has suffered setbacks both financially and in public relations. The Company, however, remains sound.

1. RESULTS OF OPERATIONS

(a) 1994 VERSUS 1993

Net income for 1994 was $53 million, representing a $24 million decrease from the same period in 1993.

Premiums and annuity considerations increased $48 million in 1994, from $564 million for the year ended December 31, 1993, to $612 million for the same period in 1994. An increase in unscheduled premium payments on two individual life insurance products together with an increase in renewal premiums, driven by these two products, account for this increase.

Net investment income decreased $15 million for the twelve months ended December 31, 1994, from the same period in 1993. Reduced yields on the Company's fixed rate investment portfolio lead to reduced net investment income. In addition, net cash outflows to meet policyholder obligations resulted in a decrease in invested assets which, in turn, contributed to the lower investment income.

The Company had net realized investment losses of $21 million during 1994 compared to investment gains of $9 million during 1993. Sales of Corporate and Mortgage-Backed Securities during the twelve months of 1994 generated realized losses attributable to the increase in interest rates during this period. However, the expectation is that the newly structured portfolio will align more closely with the company's liability duration and reduce the portfolio's interest rate risk. Following statutory Interest Maintenance Reserve (IMR) guidelines, net realized investment losses of $20 million were deferred for the period ended December 31, 1994. In comparison, $19 million of net realized investment gains were deferred for the period ended December 31, 1993. Amortized into net investment income were $5 million and $7 million of IMR for the twelve month period ended December 31, 1994, and 1993, respectively.

Current and future benefits and claims increased $25 million for the twelve months ended December 31, 1994, from the same period in 1993. An increase in benefits paid during 1994 as compared to 1993 combined with high surrender benefits, which can be attributed to contract maturities of annuity products as the Company's inforce ages, was more than offset by an increase in reserves resulting from the 1994 increase in premiums and annuity considerations.

Total expenses for the year ended December 31, 1994 decreased by $8 million from the same period in 1993. General, administrative, and other expenses for the year ended December 31, 1994, decreased $9.8 million due to the decrease in allocation of costs from The Prudential. Allocations are primarily based on average compensation over a period of recent years and inforce. The average compensation and inforce amounts used in 1994 decreased from 1993 by 48% and 5%, respectively. This can be attributable to a decline in the sales of certain life insurance products between periods of allocation. Offsetting this decrease is an increase in commission expense of $1.8 million from the same period in 1993, which is consistent with the increase in first year premiums.

Provision in lieu of federal income taxes increased $4 million for the year ended December 31, 1994, as compared to December 31, 1993. Although operating income for 1994 was lower than the previous year, provision in lieu of federal income taxes increased due to federal income taxes applicable to prior years.

(b) 1993 VERSUS 1992

Net income for 1993 was $77 million, representing a $34 million decrease from the same period in 1992.

Premiums and annuity considerations increased $67 million in 1993, from $497 million for the year ended December 31, 1992, to $564 million for the same period in 1993. This increase was primarily from sales of two new individual life insurance products. Offsetting this increase were the continuing decline in renewal premiums from normal surrender and lapse activity for certain life insurance contracts and contract maturities. In addition, sales of the Future Value Annuity contract decreased during the year ended December 31, 1993.

Net investment income decreased $13 million for the twelve months ended December 31, 1993, from the same period in 1992. Reduced yields on the Company's fixed rate investment portfolio lead to reduced net investment income. A decline in invested assets also contributed to this decrease.

Net realized investment gains decreased $19 million for the twelve months ended December 31, 1993, from the same period in 1992. This decrease is primarily due to the decline in activity in the purchases and sales of fixed maturities. Net realized investment gains of $19 million and $37 million were deferred in 1993 and 1992, respectively, as dictated by Interest Maintenance Reserve (IMR) guidelines. Amortized into net investment income were $7 million and $3 million of IMR for the year ended December 31, 1993 and 1992, respectively.

Current and future benefits and claims increased $56 million for the year ended December 31, 1993, from the same period in 1992. Surrender benefits, which increased from $223 million at December 31, 1992, to $462 million at December 31, 1993, and change in reserves, which decreased from $129 million at December 31, 1992, to $(49) million at December 31, 1993, were the two major components of this increase. Surrender activity increased significantly during the first three months of 1993, as contractholders exercised a provision included in the contract which allows withdrawal of funds without surrender charges if the Company's renewal crediting rate is more than 1% below the initial crediting rate (renewal crediting rates are established at January 1 each year). A contractholder's ability to exercise this provision is limited to 30 days following notification of the renewal crediting rate. The surrender activity has a direct correlation with reserve activity and accounts for a significant portion of the change in reserves. The effect of the surrender activity on the change in reserve was somewhat mitigated by new business sales of the two new individual life insurance products.

Total expenses for the year ended December 31, 1993, increased by $28 million, from the same period in 1992. The commission expense increase of $10 million is due to first year sales of two new individual life insurance products. Commission rates on new business sales are higher than on renewal business. General, administrative, and other expenses for the year ended December 31, 1993, increased $18 million due to an increase in the allocation of costs from The Prudential. Under service and lease agreements with The Prudential, services of officers and employees, supplies, use of equipment and office space are provided to the Company. The increase in allocated costs is due to a rise in the inforce caused by increased sales. The allocations were further affected by the reorganization of The Prudential's Individual Insurance Department. Effective January 1, 1993, the corporate staff of the Company was absorbed by the parent as a result of this reorganization. The costs associated with these employees are now charged to the Company under the service and lease agreements with the parent.

Provision in lieu of federal income tax decreased $13 million for the year ended December 31, 1993, as compared to December 31, 1992. This decrease in tax is due primarily to the effect of the large decrease in capital gains and a lower equity tax assessment by the consolidated tax sharing group. The effective tax rates for the years ended December 31, 1993 and 1992, were 52% and 47%, respectively. This increase is due primarily to the tax effect of the change in tax reserves as compared to the change in statutory reserves. However, the decrease in the equity tax assessment and the effect of the IMR offset this increase. Provision in lieu of federal income tax for the year ended December 31, 1993, reflects the new corporate income tax rate of 35%, an increase of 1% over the same period in 1992. This rate change did not have a material effect on net income.

2. LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses, are met primarily from premiums and investment income. Benefit expenses incurred in 1994, 1993 and 1992 were respectively, $547 million, $584 million and $350 million. Cash flows are anticipated to be ample to meet the Company's liquidity needs for the foreseeable future.

3. INVESTMENTS

The Company maintains a well diversified portfolio consisting of fixed as well as equity investments. Of the Company's total assets of $7 billion as of December 31, 1994, 37.33% was invested in fixed maturities, 0.05% in equity securities, 2.70% in short-term investments, 1.01% in mortgage loans, 0.10% in real estate, 49.53% in separate account assets and the remaining 9.28% in other assets.

Fixed Maturities. As of December 31, 1994 and 1993, the Company's investments in fixed maturities, which are primarily carried at amortized cost, were $2.6 billion and $2.8 billion, respectively. Included in fixed maturities are securities classified by the National Association of Insurance Commissioners
(NAIC) as being in the lowest three rating categories. The lowest three NAIC categories represent, for the most part, high-yield securities. These approximate 1.5% of the Company's assets at December 31, 1994 and 1.6% at December 31, 1993.

Mortgage Loans. As of December 31, 1994 and 1993, the Company's investments in mortgage loans were $72 million and $56 million, respectively. Mortgage loans are carried at the lower of unpaid principal balance or fair value of the underlying property. The increase in mortgage loans is due to the acquisition of 7 new loans totaling $35.3 million. During the year ended December 31, 1994, one loan in the amount of $4.7 million was transferred to real estate through foreclosure. A net loss of $.6 million was realized in 1994 as a result of this foreclosure. This loss was reserved for in the Asset Valuation Reserve and therefore had no impact on surplus. Currently, the Company has one loan in the amount of $6 million in the process of foreclosure and two loans with restructured terms in the amount of $7.1 million.

Real Estate. As of December 31, 1994 and 1993, the Company's investment in real estate was $7 million and $10 million, respectively. Real estate is carried at the lower of cost or fair value less disposition costs. Pruco Life sold three properties during the second half of 1994 for $10.8 million and acquired one property through foreclosure for $4.1 million.

4. EMERGING ACCOUNTING ISSUES

The Financial Accounting Standards Board (the "FASB") issued Financial Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", which, as amended is effective for fiscal years beginning after December 15, 1995. Interpretation No. 40 changes the current practice of the Company with respect to utilizing statutory basis financial statements for general purposes in that it would not allow such financial statements to be referred to as having been prepared in accordance with GAAP. Interpretation No. 40 requires GAAP financial statements to apply all GAAP pronouncements, unless specifically exempted. Implementation of the Interpretation will require significant effort and judgment as to determining GAAP for insurance operations. The Company is currently unable to determine the impact of Interpretation No. 40 on its financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-1 hereof. See Index to Financial Statements and Schedules elsewhere in this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PRUCO LIFE

NAME                                         POSITION               AGE


Robert P. Hill                         Chairman of the Board         54
                                           and Director

I. Edward Price                     Vice Chairman of the Board       52
                                           and Director

Esther H. Milnes                      President and Director         44

Beverly R. Barney                      Senior Vice President         47

Robert W. W. Earl                      Senior Vice President         43

John P. Gualtieri, Jr.               Senior Vice President and
                                        Assistant Secretary          60

Richard F. Lambert             Senior Vice President, Chief Actuary
                                       and Appointed Actuary         38

Michael R. Shapiro                     Senior Vice President         47

Lawrence J. Sundram                    Senior Vice President         48

Stephen P. Tooley                 Vice President and Comptroller     42

E. Michael Caulfield                         Director                48

Garnett L. Keith, Jr.                        Director                59

Ira J. Kleinman                              Director                47

Donald G. Southwell                          Director                43
-----------------------------------------------------------------------

Robert P. Hill, age 54, has been Executive Vice President of The Prudential since 1990. Prior to 1990, he was Senior Vice President and Actuary of The Prudential.

I. Edward Price, age 52, has been Chief Executive Officer of International Insurance of The Prudential since 1994. From 1990 to 1993, he was Senior Vice President and Actuary of The Prudential. In 1990, he was Senior Vice President of The Prudential and President of the International Insurance Department of The Prudential. Prior to 1990, he was Senior Vice President of Individual Insurance Systems and Administration of The Prudential.

Esther H. Milnes, age 44, has been President of Pruco Life and Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services since 1993. Prior to 1993, she was Vice President and Associate Actuary of The Prudential.

Beverly R. Barney, age 47, has been Senior Vice President of Pruco Life since 1991. She has also been Vice President and Associate Actuary of Prudential Direct since 1993. From 1990 to 1991, she was Vice President and Actuary of Pruco Life. Prior to 1990, she was Vice President of Human Resources for the Eastern Home Office of The Prudential.

Robert W. W. Earl, age 43, has been Vice President of Strategic Initiatives of Prudential Preferred Financial Services since 1992. Prior to 1992, he was Vice President of Regional Marketing for The Prudential.

John P. Gualtieri, Jr., age 60, has been Senior Vice President of Pruco Life since 1987. He has been Vice President and Insurance Counsel of Variable Products since 1993.

Richard F. Lambert, age 38, has been Senior Vice President and Chief and Appointed Actuary since 1992. He has also been Vice President and Actuary of Prudential Preferred Financial Services since 1993. From 1991 to 1993, he was Vice President and Actuary of The Prudential. Prior to 1991, he was Vice President of Prudential Select Marketing.

Michael R. Shapiro, age 47, has been Senior Vice President of Prudential Select Marketing since 1987.

Lawrence J. Sundram, age 48, has been Vice President of Prudential Insurance and Financial Services since 1993. Prior to 1993, he was Vice President of District Agencies for The Prudential.

Stephen P. Tooley, age 42, has been Vice President and Comptroller of Prudential Insurance and Financial Services and Pruco Life since 1993. From 1990 to 1993, he was Director of Financial Analysis for The Prudential. Prior to 1990, he was Director of Accounting for The Prudential.

E. Michael Caulfield, age 48, has been President of Prudential Preferred Financial Services since 1993. From 1992 to 1993, he was President of Prudential Property and Casualty. Prior to 1992, he was President of Investment Services for The Prudential.

Garnett L. Keith, Jr., age 59, has been Vice Chairman of The Prudential since 1984.

Ira J. Kleinman, age 47, has been President of Prudential Select Marketing since 1993. From 1992 to 1993, he was Senior Vice President of The Prudential. Prior to 1992, he was Vice President of The Prudential.

Donald G. Southwell, age 43, has been President of Prudential Insurance and Financial Services since 1993. Prior to 1993, he was Senior Vice President of The Prudential.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the portion of compensation, paid by The Prudential, to each named executive officer for services provided to the Company. The amounts have been determined based on each individual's time devoted to the duties as an executive of Pruco Life and its subsidiaries during 1994.


Name &                                                 Allocated Cash
Principal                                                Compensation
Position                        Year                         ($)
---------                       ----                   ---------------
Esther H. Milnes                 1994                  $    14,250
President                        1993                  $     9,846
                                 1992*                 $         -

John P. Gualtieri, Jr.           1994                  $    25,285
Senior Vice President            1993                  $    72,608
                                 1992                  $   142,038

Beverly R. Barney                1994                  $         -
Senior Vice President            1993                  $   126,142
                                 1992                  $   105,380

Helen M. Galt                    1994                  $         -
President                        1993**                $    13,382
                                 1992                  $   169,626

Robert B. Likins                 1994                  $         -
Senior Vice President            1993**                $     6,181
                                 1992                  $   138,511

*   Current position was not held as of reporting date.
**  Resigned position as of July, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) (1) and (2) Financial Statements and Schedules of registrant and its subsidiaries are listed in the accompanying "Index to Financial Statements and Schedules" on pages F-1 and F-2 hereof and are filed as part of this Report.


     (a)(3)  EXHIBITS

       REGULATION S-K

     3.   Documents Incorporated by Reference

          The Articles of Incorporation of Pruco Life, as amended October 19, 1993, are incorporated herein by reference to Exhibit 14 (3) of the Pruco Life Insurance Company Form 10-K for the fiscal year ended December 31, 1993; (ii) Bylaws of Pruco Life, as amended June 14, 1983, are incorporated herein by reference to Post-Effective Amendment No. 13 to Form S-6, Registration No. 2-89558, filed March 2, 1989 on behalf of the Pruco Life Variable Appreciable Account.

     4.   Exhibits

          Modified Guaranteed Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-37587, filed November 2, 1990.

     9.   None.

     10.  None.

     11.  Not applicable.

     12.  Not applicable.

     13.  Not applicable.

     16.  Not applicable.

     18.  None.

     19.  Not applicable.

     21. Pruco Life Insurance Company of New Jersey, a stock life insurance company organized under the laws of the state of New Jersey, is a wholly-owned subsidiary of Pruco Life. It is licensed to sell life insurance and annuities only in the States of New Jersey and New York.


          The Prudential Life Insurance Company of Arizona, a stock life insurance company organized under the laws of the State of Arizona, is a wholly-owned subsidiary of Pruco Life. It is licensed to sell life insurance and annuities only in the State of Arizona.

     22.  None.

     23.  Not applicable.

     24. Powers of Attorney, incorporated by reference to Post Effective Amendment No. 15 to Form S-6, Registration No. 2-99537, filed March 2, 1993, and Post Effective Amendment No. 17 to Form S-6, Registration No. 2-99537, filed on March 4, 1994, on behalf of the Pruco Life Single Premium Variable Life Account.

     27.  No response required

     28.  Not applicable.

     (b)  Reports on 8-K

          No report on Form 8-K was filed during the last fiscal year ended December 31, 1994.

     99.  None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 . . . . . . . . . . . . .PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)



Date:        March 27,1995                 By:     /s/ Esther H. Milnes
      -------------------------                ---------------------------------
                                                   Esther H. Milnes
                                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                            TITLE                       DATE


*
 ---------------------------  Chairman of the Board            March 29, 1995
Robert P. Hill                and Director


*
 ---------------------------  Vice Chairman of the Board       March 29, 1995
I. Edward Price               and Director


/s/ Esther H. Milnes          President and Director           March 27, 1995
----------------------------
Esther H. Milnes

*
 ---------------------------  Senior Vice President and        March 29, 1995
John P. Gualtieri, Jr.        Assistant Secretary

/s/ Stephen P. Tooley         Vice President and Comptroller   March 27, 1995
----------------------------
Stephen P. Tooley



                              By: * /s/ Thomas C. Castano
                                   --------------------------
                              Thomas C. Castano
                              (Attorney-in-Fact)

SIGNATURE                          TITLE                            DATE


*
 ---------------------------  Director                         March 29, 1995
E. Michael Caulfield

*
 ---------------------------  Director                         March 29, 1995
Garnett L. Keith, Jr.

*
 ---------------------------  Director                         March 29, 1995
Ira J. Kleiman

*
 ---------------------------  Director                         March 29, 1995
Donald G. Southwell



                              By:  * /s/ Thomas C. Castano
                                    -------------------------
                              Thomas C. Castano
                              (Attorney-in-Fact)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K
                                  ANNUAL REPORT




                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

              For the Years Ended December 31, 1994, 1993, and 1992





                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES


  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES                                      PAGE

A.   PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

     Independent Auditors' Report                                       F-3

     Consolidated Financial Statements:

          Statements of Financial Position - December 31, 1994 and
           December 31, 1993                                            F-4

          Statements of Operations - Years Ended December 31, 1994,
           1993 and 1992                                                F-5

          Statements of Stockholder's Equity - Years Ended
           December 31, 1994, 1993 and 1992                             F-6

          Statements of Cash Flows - Years Ended December 31, 1994,
           1993 and 1992                                                F-7

          Notes to Consolidated Financial Statements - Years Ended
           December 31, 1994, 1993 and 1992                             F-8

     Schedules:

          Schedule I-Summary of Investments - Other Than Investments
           in Affiliates - December 31, 1994                            F-20

          Schedule VI-Schedule of Reinsurance - For the Years Ended
           December 31, 1994, 1993, and 1992                            F-21

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Pruco Life Insurance Company
Newark, New Jersey

We have audited the accompanying consolidated statements of financial position of Pruco Life Insurance Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pruco Life Insurance Company and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP
Parsippany, New Jersey
March 6, 1995

                  CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                     DECEMBER 31,
                                                              1994                1993
                                                          ------------        ------------
                                                                        ($000's)
ASSETS

  Fixed maturities (market value $2,596,172
     and $2,951,602) . . . . . . . . . . . . . . .          $2,647,315          $2,835,251
  Equity securities (cost $5,434 and $4,405) . . .               3,326               2,788
  Mortgage loans . . . . . . . . . . . . . . . . .              71,919              56,184
  Investment in real estate. . . . . . . . . . . .               7,189               9,994
  Policy loans . . . . . . . . . . . . . . . . . .             493,862             420,271
  Other long-term investments. . . . . . . . . . .               4,044               2,753
  Short-term investments . . . . . . . . . . . . .             191,455             201,079
                                                          ------------        ------------
     Total Investments . . . . . . . . . . . . . .           3,419,110           3,528,320

  Cash . . . . . . . . . . . . . . . . . . . . . .              27,780                 671
  Notes receivable from affiliates . . . . . . . .                   -              50,000
  Interest receivable from affiliates. . . . . . .                   -                  23
  Accrued investment income. . . . . . . . . . . .              59,382              56,785
  Premiums due and deferred. . . . . . . . . . . .              16,821              16,569
  Receivable from affiliates . . . . . . . . . . .               7,517               6,880
  Federal income taxes - from affiliate. . . . . .              23,306               4,151
  Other assets . . . . . . . . . . . . . . . . . .              25,102              15,829
  Assets held in Separate Accounts . . . . . . . .           3,511,784           3,492,876
                                                          ------------        ------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . .          $7,090,802          $7,172,104
                                                          ------------        ------------
                                                          ------------        ------------

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
  Policy liabilities and insurance reserves:
     Future policy benefits and claims.. . . . . .          $2,767,552          $2,912,283
     Other policy claims and benefits payable. . .              15,184              13,606
     Interest Maintenance Reserve (IMR). . . . . .              21,802              46,506
  Payable to affiliates. . . . . . . . . . . . . .              30,257              54,286
  Other liabilities. . . . . . . . . . . . . . . .             131,695             103,985
  Asset Valuation Reserve (AVR). . . . . . . . . .              23,690              22,692
  Liabilities related to Separate Accounts . . . .           3,424,535           3,399,953
                                                          ------------        ------------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . .           6,414,715           6,553,311
                                                          ------------        ------------

STOCKHOLDER'S EQUITY:
  Common Stock, $10 par value; authorized,
     1,000,000 shares; issued and outstanding,
     250,000 shares. . . . . . . . . . . . . . . .               2,500               2,500
  Paid-in capital. . . . . . . . . . . . . . . . .             439,582             439,582
  Unassigned surplus . . . . . . . . . . . . . . .             234,005             176,711
                                                          ------------        ------------

TOTAL STOCKHOLDER'S EQUITY . . . . . . . . . . . .             676,087             618,793
                                                          ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY . . . .          $7,090,802          $7,172,104
                                                          ------------        ------------
                                                          ------------        ------------


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               YEARS ENDED
                                                                               DECEMBER 31,
                                                                     1994          1993          1992
                                                                -----------    -----------    -----------
                                                                                  ($000's)
REVENUE

  Premiums and annuity considerations. . . . . . . . .            $ 611,820     $  563,900      $ 497,088
  Net investment income. . . . . . . . . . . . . . . .              245,977        260,939        274,037
  Net realized investment gains/(losses) . . . . . . .              (21,215)         8,878         28,117
  Other income . . . . . . . . . . . . . . . . . . . .               13,259         18,882         16,043
                                                                -----------    -----------    -----------
TOTAL REVENUE. . . . . . . . . . . . . . . . . . . . .              849,841        852,599        815,285
                                                                -----------    -----------    -----------

BENEFITS AND EXPENSES

  Current and future benefits and claims . . . . . . .              559,658        534,354        478,148
  Commission expenses. . . . . . . . . . . . . . . . .               30,169         28,386         17,956
  General, administrative and other expenses . . . . .              119,309        129,171        111,745
                                                                -----------    -----------    -----------

TOTAL BENEFITS AND EXPENSES. . . . . . . . . . . . . .              709,136        691,911        607,849
                                                                -----------    -----------    -----------

  Income before provision in lieu of federal
    income tax . . . . . . . . . . . . . . . . . . . .              140,705        160,688        207,436
  Provision in lieu of federal income tax. . . . . . .              (87,750)       (83,640)       (96,578)
                                                                -----------    -----------    -----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . .           $   52,955     $   77,048      $ 110,858
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY


                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                      1994           1993          1992
                                                   ---------      ---------      ---------
                                                                   ($000's)
COMMON STOCK
  Balance, beginning of year . . . . . . . .       $   2,500      $   2,500      $   2,500
  Issued during year . . . . . . . . . . . .               -              -              -
                                                   ---------      ---------      ---------
  Balance, end of year . . . . . . . . . . .           2,500          2,500          2,500
                                                   ---------      ---------      ---------

PAID-IN CAPITAL
  Balance, beginning of year . . . . . . . .         439,582        439,582        439,582
  Paid-in during year. . . . . . . . . . . .               -              -              -
                                                   ---------      ---------      ---------
  Balance, end of year . . . . . . . . . . .         439,582        439,582        439,582
                                                   ---------      ---------      ---------

UNASSIGNED SURPLUS
  Balance, beginning of year . . . . . . . .         176,711        162,530         98,966
  Net income . . . . . . . . . . . . . . . .          52,955         77,048        110,858
  Net unrealized investment gains/(losses) .           5,814         (9,351)         2,750
  (Increase) decrease in non-admitted assets            (477)           575            130
  (Increase) decrease in AVR . . . . . . . .            (998)         5,909          3,681
  Dividends to stockholder . . . . . . . . .               -        (60,000)       (53,855)
                                                   ---------      ---------      ---------

  Balance, end of year . . . . . . . . . . .         234,005        176,711        162,530
                                                   ---------      ---------      ---------

TOTAL STOCKHOLDER'S EQUITY . . . . . . . . .       $ 676,087      $ 618,793      $ 604,612
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEARS ENDED
                                                                               DECEMBER 31,
                                                                     1994          1993           1992
                                                                 ----------    -----------     ----------
                                                                 ----------    -----------     ----------
                                                                                 ($000's)
CASH FLOW FROM OPERATING ACTIVITIES

 Net income. . . . . . . . . . . . . . . . . . . . . . . . .     $   52,955    $    77,048      $ 110,858
 Adjustments to reconcile net income
   to net cash from operations:
   Increase (decrease) in policy liabilities and
     insurance reserves. . . . . . . . . . . . . . . . . . .       (143,153)      (124,602)        95,927
   Net decrease in Separate Accounts . . . . . . . . . . . .          5,674         12,173          4,531
   Net realized investment(gains)/losses . . . . . . . . . .         21,215         (8,878)       (28,117)
   Depreciation, amortization and
     other non-cash items. . . . . . . . . . . . . . . . . .            314          1,907         (1,810)
   (Increase) decrease in operating assets:
     Policy loans. . . . . . . . . . . . . . . . . . . . . .        (73,591)       (71,472)       (86,306)
     Notes receivable from affiliates. . . . . . . . . . . .         50,000          9,000          4,000
     Interest receivable from affiliates . . . . . . . . . .             23            420            361
     Accrued investment income . . . . . . . . . . . . . . .         (2,597)           880            (45)
     Premiums due and deferred . . . . . . . . . . . . . . .           (252)          (880)        47,374
     Receivable from affiliates. . . . . . . . . . . . . . .           (637)         1,970         10,818
     Federal income taxes - from affiliate . . . . . . . . .        (19,155)         6,879        (11,030)
     Other assets. . . . . . . . . . . . . . . . . . . . . .         (9,273)        (9,481)        (3,476)
   Increase (decrease) in operating liabilities:
     Payable to affiliates . . . . . . . . . . . . . . . . .        (24,029)        13,260        (53,063)
     Federal income taxes - to affiliate . . . . . . . . . .              -              -           (497)
     Other liabilities . . . . . . . . . . . . . . . . . . .         27,710         34,632        (50,303)
                                                                 ----------    -----------     ----------

CASH FLOW FROM (USED FOR) OPERATING ACTIVITIES . . . . . . .       (114,796)       (57,144)        39,222
                                                                 ----------    -----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES

 Proceeds from the sale/maturity of:
   Fixed maturities. . . . . . . . . . . . . . . . . . . . .      2,710,424      1,687,992      3,898,399
   Equity securities . . . . . . . . . . . . . . . . . . . .          1,909          4,032          1,791
   Mortgage loans. . . . . . . . . . . . . . . . . . . . . .         10,821         21,691            954
   Other long-term investments . . . . . . . . . . . . . . .            607            520              -
   Investment in real estate . . . . . . . . . . . . . . . .          8,676              -              -
 Payments for the purchase of:
   Fixed maturities. . . . . . . . . . . . . . . . . . . . .     (2,561,081)    (1,483,234)    (3,986,331)
   Equity securities . . . . . . . . . . . . . . . . . . . .         (2,436)        (3,068)        (1,170)
   Mortgage loans. . . . . . . . . . . . . . . . . . . . . .        (35,276)          (918)             -
   Other long-term investments . . . . . . . . . . . . . . .         (1,584)           (84)          (860)
   Investment in real estate . . . . . . . . . . . . . . . .              -            (20)           (71)
   Net proceeds (payments) of short-term
     investments . . . . . . . . . . . . . . . . . . . . . .          9,845       (116,735)       108,858
                                                                 ----------    -----------     ----------

CASH FLOW FROM INVESTING ACTIVITIES. . . . . . . . . . . . .        141,905        110,176         21,570
                                                                 ----------    -----------     ----------

CASH FLOW FROM FINANCING ACTIVITIES
 Dividends paid. . . . . . . . . . . . . . . . . . . . . . .              -        (60,000)       (53,855)
                                                                 ----------    -----------     ----------

 Net increase (decrease) in Cash . . . . . . . . . . . . . .         27,109         (6,968)         6,937
 Cash, beginning of year . . . . . . . . . . . . . . . . . .            671          7,639            702
                                                                 ----------    -----------     ----------

CASH, END OF YEAR. . . . . . . . . . . . . . . . . . . . . .     $   27,780      $     671      $   7,639

                                                                 ----------    -----------     ----------
                                                                 ----------    -----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Non-cash financing:Investment in real estate
   from foreclosed mortgage loans. . . . . . . . . . . . . .     $    4,139    $     7,300     $    6,338
                                                                 ----------    -----------     ----------
                                                                 ----------    -----------     ----------
 Cash paid in lieu of income taxes . . . . . . . . . . . . .     $   73,903    $    76,760     $  108,105
                                                                 ----------    -----------     ----------
                                                                 ----------    -----------     ----------

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES

     A.   PRINCIPLES OF CONSOLIDATION

          The accompanying financial statements include the consolidated accounts of Pruco Life Insurance Company (Pruco Life), a stock life insurance company, and its subsidiaries (collectively, the Company). Pruco Life is a wholly-owned subsidiary of The Prudential Insurance Company of America (The Prudential), a mutual life insurance company. The Company markets individual life insurance and single pay deferred annuities primarily through The Prudential's sales force. All significant intercompany balances and transactions have been eliminated in consolidation.

     B.   BASIS OF PRESENTATION

          The financial statements are presented in conformity with Generally Accepted Accounting Principles (GAAP), which for mutual life insurance companies and their life insurance subsidiaries are statutory accounting practices prescribed or permitted by state regulatory authorities in the domiciliary states. Certain reclassifications have been made to the 1992 and 1993 financial statements and footnotes to conform to the 1994 presentation. Included in the Statement of Operations are certain items which, under statutory accounting practices, are charged or credited directly to surplus.

          In 1994, The American Institute of Certified Public Accountants issued Statement of Position 94-5 "Disclosures of Certain Matters in the Financial Statements of Insurance Enterprises"("SOP 94-5") which requires insurance enterprises to disclose in their financial statements the accounting methods used in their statutory financial statements that are permitted by the state insurance departments rather than prescribed statutory accounting practices.

          Pruco Life Insurance Company, domiciled in the State of Arizona, prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance ("the Department"), and its insurance subsidiaries prepare statutory financial statements in accordance with accounting practices prescribed or permitted by their domiciliary home state insurance department. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (NAIC), state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

          The Company has established guaranty fund liabilities for the insolvencies of certain life insurance companies. The liabilities were established net of premium tax credits and federal income tax. Prescribed statutory accounting practices do not address the establishment of liabilities for guaranty fund assessments.

          The Company, with permission from the Department, prepares an Annual Report that differs from the Annual Statement filed with the Department in that subsidiaries are consolidated and certain financial statement captions are presented differently.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                For the Years Ended December 31, 1994, 1993, 1992

The following is a reconciliation of Pruco Life's statutory net income with net income per the consolidated financial statements.


                                                                          YEARS ENDED
                                                                          DECEMBER 31,
                                                                 1994         1993         1992
                                                               --------     --------     --------
                                                                            ($000's)
     Pruco Life Statutory Net Income including net
      gains and losses on sales of investments. . . . .        $ 49,374     $ 79,405     $126,507

     Adjustments to reconcile to net income
      as follows:
      Dividends from subsidiary . . . . . . . . . . . .              --      (26,000)     (27,162)
      Change in determination of deferred premiums. . .              --           --      (12,495)
      Provision for future assessments. . . . . . . . .             349          577       (3,493)
      Net gain from operations in Separate
        Accounts. . . . . . . . . . . . . . . . . . . .           7,508        5,572        2,563
      Income tax applicable to other than
        current year. . . . . . . . . . . . . . . . . .         (25,467)          --           --
      Other . . . . . . . . . . . . . . . . . . . . . .           7,684       (2,429)       1,459
      Subsidiaries' Net Income. . . . . . . . . . . . .          13,507       19,923       23,479
                                                               --------     --------     --------
     Net Income . . . . . . . . . . . . . . . . . . . .        $ 52,955     $ 77,048     $110,858
                                                               --------     --------     --------
                                                               --------     --------     --------

C.   FUTURE APPLICATION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (the "FASB") issued Financial Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", which, as amended is effective for fiscal years beginning after December 15, 1995. Interpretation No. 40 changes the current practice of the Company with respect to utilizing statutory basis financial statements for general purposes in that it would not allow such financial statements to be referred to as having been prepared in accordance with GAAP. Interpretation No. 40 requires GAAP financial statements to apply all GAAP pronouncements, unless specifically exempted. Implementation of the Interpretation will require significant effort and judgment as to determining GAAP for insurance operations.

     The Company is currently unable to determine the impact of Interpretation No. 40 on its financial statements.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

D.   SELECTED FINANCIAL DATA OF PRUCO LIFE

     Pruco Life markets the Future Value Annuity Contract, an individual deferred annuity contract. Only assets of Pruco Life, shown below, are available to meet the guarantees under this annuity contract. The following is the selected financial data of Pruco Life:

                                                                         DECEMBER 31,
                                                                   1994                1993
                                                               -----------         -----------
                                                                          ($000's)
     Assets:

      Investments. . . . . . . . . . . . . .                   $ 2,758,088         $ 2,835,163
      Investment in subsidiaries . . . . . .                       169,816             156,515
      Other assets . . . . . . . . . . . . .                       135,778             133,020
      Assets held in Separate Accounts . . .                     2,869,734           2,846,792
                                                               -----------         -----------
      Total Assets . . . . . . . . . . . . .                   $ 5,933,416         $ 5,971,490
                                                               -----------         -----------
                                                               -----------         -----------

     Liabilities:

      Policy liabilities and insurance
         reserves. . . . . . . . . . . . . .                   $ 2,296,987         $ 2,417,098
      Other liabilities. . . . . . . . . . .                       163,322             165,974
      Liabilities related to Separate Accounts                   2,797,020           2,769,625
                                                               -----------         -----------
      Total Liabilities. . . . . . . . . . .                   $ 5,257,329         $ 5,352,697
                                                               -----------         -----------
                                                               -----------         -----------

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                           1994          1993          1992
                                                        ----------     ---------    ----------
                                                                        ($000's)
     Revenues. . . . . . . . . . . . . . . .            $  698,685     $ 716,402    $  675,863
                                                        ----------     ---------    ----------
     Benefits, expenses and taxes. . . . . .               659,237       633,277       561,322
                                                        ----------     ---------    ----------
     Net Income. . . . . . . . . . . . . . .            $   39,448     $  83,125    $  114,541
                                                        ----------     ---------    ----------
                                                        ----------     ---------    ----------


E.   INVESTMENTS

     Fixed maturities, which include long-term bonds and redeemable preferred stock, are stated primarily at amortized cost. Certain investments in this category were non-income producing at December 31, 1994 and 1993. These investments amounted to $13.2 million and $2 million, respectively. Equity securities, which consist primarily of common stock, are carried at market value which is based on quoted market prices, where available, or prices provided by the National Association of Insurance Commissioners' (NAIC) Securities Valuation Office (SVO).

     Mortgage loans are carried at the lower of the fair value of the underlying property or unpaid principal balance. At December 31, 1994, one loan was in foreclosure in the amount of $6 million. At December 31, 1993, aside from one loan in foreclosure, one mortgage, in the amount of $3 million, was in default.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
          FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

     Policy loans are stated primarily at unpaid principal balances.


     All the Company's real estate investments were acquired through foreclosure during 1994 and 1993. These properties are carried at the lower of cost or fair value less disposition costs. Fair value is considered to be the amount that could reasonably be expected in a current transaction between willing parties, other than in forced or liquidation sale. Depreciation on these properties for the years ended December 31, 1994 and 1993 was $456 thousand and $289 thousand, respectively.

     Other long-term investments, which consist solely of limited partnerships, are valued at the aggregate net equity in the partnerships. There were no non-income producing investments in this category at December 31, 1994. Certain investments in this category were non-income producing at December 31, 1993. These investments amounted to $118 thousand.

     Short-term investments are stated at amortized cost, which approximates fair value.

     Realized investment gains and losses are reported based on specific identification of the investments sold.

F.   FUTURE POLICY BENEFITS, LOSSES AND CLAIMS

     Reserves for individual life insurance are calculated using various methods, interest rates and mortality tables which produce reserves that meet the aggregate requirements of state laws and regulations. Approximately 7% of individual life insurance reserves are determined using the net level premium method, or by using the greater of a net level premium reserve or the policy cash value. About 93% of individual life insurance reserves are calculated according to the Commissioner's Reserve Valuation Method ("CRVM"), or methods which compare CRVM reserves to policy cash values.

     Reserves for individual annuity contracts are determined using the Commissioner's Annuity Reserve Valuation Method.

     For life insurance, unpaid claims include estimates of both the death benefits on reported claims and those which are incurred but not reported.

 G.  REVENUE RECOGNITION AND RELATED EXPENSES

     Premium revenues are recognized as income over the premium paying period of the related policies. Annuity considerations are recognized as revenue when received. Expenses, including new business acquisition costs such as commissions, are charged to operations as incurred.

H.   ASSET VALUATION RESERVE AND INTEREST MAINTENANCE RESERVE

     The Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve
     (IMR) are required reserves for assets of life insurance companies. AVR is calculated based on a statutory formula and designed to mitigate the effect of valuation and credit related losses on unassigned surplus.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

The components of AVR at December 31, 1994 and 1993 are as follows:

                                                                            ($000's)

                                                   Fixed                            Equity      Real Estate
                                                 Maturities          Mortgages    Securities    & Other Inv.         Total
                                                 ----------          ---------    ----------    ------------      ---------
     Transfer from December 31, 1992 - AVR       $   23,152          $   5,139    $      310      $       0       $  28,601
     Additions                                        7,197                  0           650          2,353          10,200
     Deductions                                     (12,055)            (1,440)         (261)        (2,353)        (16,109)
                                                 ----------          ---------    ----------      ---------       ---------
     End of Year 1993 - AVR                          18,294              3,699           699              0          22,692
                                                 ----------          ---------    ----------      ---------       ---------
                                                 ----------          ---------    ----------      ---------       ---------

     Beginning of Year 1994 - AVR                    18,294              3,699           699              0          22,692
     Additions                                       12,062              2,166           348          2,047          16,623
     Deductions                                     (10,454)            (4,355)         (314)          (502)        (15,625)
                                                 ----------          ---------    ----------      ---------       ---------
     End of Year 1994 - AVR                      $   19,902          $   1,510    $      733     $    1,545        $ 23,690
                                                 ----------          ---------    ----------      ---------       ---------
                                                 ----------          ---------    ----------      ---------       ---------

     The IMR is designed to reduce the fluctuations of surplus resulting from market interest rate movements. Predominantly all interest rate related realized capital gains and losses are deferred and amortized into investment income over the remaining life of the investment sold. The IMR balance was $21.8 million and $46.5 million at December 31, 1994 and 1993, respectively. "Net realized investment gains/(losses)" of $(19.9) million and $19.2 million were deferred in 1994 and 1993, respectively. Amortized into "Net investment income" were $4.8 million and $6.7 million of IMR for the year ended December 31, 1994 and 1993, respectively.

     I.    FEDERAL INCOME TAXES

     The Company is a member of a group of affiliated companies which join in filing a consolidated federal tax return. Pursuant to a tax allocation agreement, current tax liabilities are determined for individual companies based upon their separate return basis taxable income. Members with taxable income incur an amount in lieu of the separate return basis federal tax. Members with a loss for tax purposes recognize a current benefit in proportion to the amount of their losses utilized in computing consolidated taxable income. Differences between estimated liabilities and actual payments are included in the current year's operations as an adjustment to the provision in lieu of income taxes. For the years 1993 and 1992, the Company was allocated a portion of the consolidated income tax liability attributable to Section 809 of the Internal Revenue Code (commonly referred to as "Equity Tax"). Beginning in 1994, the Company will no longer be allocated this Equity Tax.

     Taxes on the Company are calculated under the Internal Revenue Code of 1986 which provides that life insurance companies be taxed on their gain from operations after dividends to policyholders. In calculating this tax, the Code requires the capitalization and amortization of policy acquisition expenses.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992


J.    SEPARATE ACCOUNTS

     Separate accounts represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the policyholders. Each account has specific investment objectives. Assets are carried at market value. Deposits to such accounts are included in revenues with a corresponding liability increase included in benefits and expenses. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Consequently, management believes that it is appropriate to combine Separate Account policyholder net investment income and net realized and unrealized capital gains/(losses) along with benefit payments and change in reserves in "Current and future benefits and claims". Policyholder net investment income and net realized and unrealized gains/(losses) for the years ended December 31, 1994, 1993 and 1992 were ($28) million, $443 million and $223 million, respectively.

2.   FEDERAL INCOME TAXES

     The following is a reconciliation of the Company's federal tax provision as computed at the federal tax rate with that computed at the Company's effective tax rate. The below amounts include federal income tax applicable to prior years, where appropriate.

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                             1994       1993       1992
                                                           --------   --------   --------
                                                                      ($000's)
     Operating income before federal income
       taxes  . . . . . . . . . . . . . . . . . . . . .    $140,705   $160,688   $207,436

     Statutory tax rate . . . . . . . . . . . . . . . .          35%        35%        34%
                                                           --------   --------   --------

     Expected federal income taxes. . . . . . . . . . .      49,247     56,241     70,528
       Tax effect of:
         Statutory/tax policy reserve
           difference . . . . . . . . . . . . . . . . .      19,949     14,577    (16,381)
         Timing differences in tax/book income
           recognition on investments . . . . . . . . .      11,608      4,055     14,404
         Timing differences in tax/book income
           recognition-other. . . . . . . . . . . . . .      (6,816)      (415)       921
         Change in determination of
           deferred premiums. . . . . . . . . . . . . .          --         --      6,128
         Decrease/(Increase) in life insurance
           premiums deferred and uncollected. . . . . .         (88)      (308)     2,650
         Capitalization of policy acquisition
           expenses . . . . . . . . . . . . . . . . . .      13,850      7,374      8,158
         Allocated equity tax . . . . . . . . . . . . .          --      2,116     10,170
                                                           --------   --------   --------

     Federal income taxes . . . . . . . . . . . . . . .    $ 87,750   $ 83,640   $ 96,578
                                                           --------   --------   --------
                                                           --------   --------   --------
     Effective tax rate . . . . . . . . . . . . . . . .          62%        52%        47%
                                                           --------   --------   --------
                                                           --------   --------   --------

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, 1992

3.   NET INVESTMENT INCOME

     Net investment income consisted of:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                     1994      1993      1992
                                                   --------  --------  --------
                                                             ($000's)
        Gross investment income
          Fixed maturities . . . . . . . . .       $196,909  $216,660  $237,884
          Equity securities. . . . . . . . .             14        22        14
          Mortgage loans . . . . . . . . . .          4,041     6,359     7,529
          Investment in real estate. . . . .          2,146     2,066     1,258
          Policy loans . . . . . . . . . . .         25,692    21,741    17,437
          Short-term investments . . . . . .         12,676     9,031    11,638
          Other. . . . . . . . . . . . . . .          5,075     3,945     2,681
                                                   --------  --------  --------
                                                    246,553   259,824   278,441

        Investment expenses. . . . . . . . .         (5,421)   (5,570)   (7,687)
                                                   --------  --------  --------
        Net investment income before IMR . .        241,132   254,254   270,754

        Amortization of Interest Maintenance
          Reserve. . . . . . . . . . . . . .          4,845     6,685     3,283
                                                   --------  --------  --------
        Net investment income. . . . . . . .       $245,977  $260,939  $274,037
                                                   --------  --------  --------
                                                   --------  --------  --------


4.   INVESTMENTS AND INVESTMENT GAINS (LOSSES)              YEARS ENDED
                                                            DECEMBER 31,
                                                     1994      1993      1992
                                                   --------  --------  --------
                                                             ($000's)
    Realized Gains (Losses)
     Fixed maturities . . . . . . . . . . . .      $(38,180) $ 32,471  $ 69,559
     Equity securities. . . . . . . . . . . .           503       607       967
     Mortgage loans . . . . . . . . . . . . .        (4,581)   (2,592)   (3,889)
     Investment in real estate. . . . . . . .         1,184    (2,004)   (1,757)
     Other. . . . . . . . . . . . . . . . . .            (1)     (411)      517
    Tax effected amounts transferred to Interest
      Maintenance Reserve . . . . . . . . . .        19,860   (19,193)  (37,280)
                                                   --------  --------  --------

    Net realized investment gains . . . . . .      $(21,215) $  8,878  $ 28,117
                                                   --------  --------  --------
                                                   --------  --------  --------


    Unrealized Gains (Losses)
     Fixed maturities . . . . . . . . . . . .         5,430    (9,380)    3,637
     Equity securities. . . . . . . . . . . .          (490)      260    (1,305)
     Other. . . . . . . . . . . . . . . . . .           874      (231)      418
                                                   --------  --------  --------
    Net unrealized investment gains (losses).         5,814    (9,351)    2,750

    Balance beginning of year . . . . . . . .       (18,166)   (8,815)  (11,565)
                                                   --------  --------  --------
    Balance end of year . . . . . . . . . . .      $(12,352) $(18,166) $ (8,815)
                                                   --------  --------  --------
                                                   --------  --------  --------


            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                    EQUITY SECURITIES AT DECEMBER 31,
                    ---------------------------------
                               ($000'S)

                                                UNREALIZED
                                                ----------
                                    COST     GAINS     LOSSES
                                    ----     -----     ------
      1994 . . . . . . . . . . .  $ 5,434   $   386   $ 2,494
      1993 . . . . . . . . . . .    4,405       742     2,359
      1992 . . . . . . . . . . .    4,762     1,093     2,969


                             FIXED MATURITIES
                             ----------------
                                  ($000'S)

                        AT DECEMBER 31,
                                                   INCREASE (DECREASE) IN
                     AMORTIZED     MARKET      DIFFERENCE BETWEEN MARKET VALUE
                        COST        VALUE     AND AMORTIZED COST DURING THE YEAR
                     ---------     ------     ----------------------------------
       1994. . . .  $2,647,315   $2,596,172          $(167,494)
       1993. . . .   2,835,251    2,951,602             10,453
       1992. . . .   3,025,030    3,130,928            (74,958)



The amortized cost and estimated market value of fixed maturities at December 31, 1994 and 1993 are as follows:

                                                            Gross        Gross       Estimated
         1994                               Amortized     unrealized   unrealized      market
         ----                                 cost          gains        losses        value
                                             ($000's)      ($000's)     ($000's)      ($000's)
                                            ----------     --------     --------     ----------
U.S. Treasury securities
and obligations of
U.S. government corporations
and agencies . . . . . . . . . . . .        $  409,678     $    224     $ 20,259     $  389,643

Obligations of U.S. and
political subdivisions . . . . . . .                --           --           --             --

Debt securities issued by
foreign governments and
their agencies . . . . . . . . . . .            86,026        2,075        2,310         85,791

Corporate securities . . . . . . . .         1,960,296       17,005       43,521      1,933,780

Mortgage-backed
securities . . . . . . . . . . . . .           191,315        1,429        5,786        186,958
                                            ----------     --------     --------     ----------

Total. . . . . . . . . . . . . . . .        $2,647,315     $ 20,733     $ 71,876     $2,596,172
                                            ----------     --------     --------     ----------
                                            ----------     --------     --------     ----------

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

                                                            Gross        Gross       Estimated
         1993                               Amortized     unrealized   unrealized      market
         ----                                 cost          gains        losses        value
                                             ($000's)      ($000's)     ($000's)      ($000's)
                                            ----------     --------     --------     ----------
U.S. Treasury securities
and obligations of
U.S. government corporations
and agencies . . . . . . . . . . . .        $  374,797     $  3,819     $    638      $ 377,978

Obligations of U.S.
and political subdivisions . . . . .             3,705        1,106           --          4,811

Debt securities issued by
foreign governments and
their agencies . . . . . . . . . . .            99,524        6,632            3        106,153

Corporate securities . . . . . . . .         2,070,066      107,643        4,514      2,173,195

Mortgage-backed
securities . . . . . . . . . . . . .           287,159        6,223        3,917        289,465
                                            ----------     --------     --------     ----------

Total. . . . . . . . . . . . . . . .        $2,835,251     $125,423    $   9,072     $2,951,602
                                            ----------     --------     --------     ----------
                                            ----------     --------     --------     ----------


The amortized cost and estimated market value of debt securities at December 31, 1994 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             Estimated
                                                             Amortized         market
                                                                cost           value
                                                              ($000's)        ($000's)
                                                             ----------      ----------

     Due in one year or less . . . . . . . . . . . . .       $  127,296      $  130,795

     Due after one year through five years . . . . . .        1,823,406       1,794,674

     Due after five years through ten years. . . . . .          402,232         384,814

     Due after ten years . . . . . . . . . . . . . . .          103,066          98,931
                                                             ----------      ----------
                                                              2,456,000       2,409,214

     Mortgage-backed securities. . . . . . . . . . . .          191,315         186,958
                                                             ----------      ----------

     Total . . . . . . . . . . . . . . . . . . . . . .       $2,647,315      $2,596,172
                                                             ----------      ----------
                                                             ----------      ----------

     Proceeds from the sale/maturity of debt securities during 1994, 1993 and 1992 were $2.7 billion, $1.7 billion and $3.9 billion, respectively. Gross gains of $16.8 million, $44.5 million and $90.4 million and gross losses of $49.8 million, $12.0 million and $20.8 million were realized on those sales during 1994, 1993, and 1992, respectively.

     The Company invests in both investment grade and non-investment grade securities. The SVO of the NAIC rates fixed maturities held by insurers (SVO rated securities accounted for approximately 93.6% and 93.0% of the Company's total fixed maturities balances at both December 31, 1994 and
     1993) for regulatory purposes and groups investments into six categories ranging from highest quality bonds to those in or near default. The lowest three NAIC categories represent, for the most part, high-yield securities and are defined by the NAIC as including any security with a public agency rating of B+ or B1 or less.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

     Included in "fixed maturities" are securities that are classified by the NAIC as being in the lowest three rating categories. These approximated 1.5% and 1.6% of the Company's assets at December 31, 1994 and 1993, respectively. The amount by which the market value of these securities exceeded the carrying value was approximately $(.9) million and 1.0 million at December 31, 1994 and 1993, respectively.

5.   RELATED PARTY TRANSACTIONS

  A. SERVICE AGREEMENTS

     The Company, The Prudential, Pruco Life of New Jersey and Pruco Securities Corporation, an indirect wholly-owned subsidiary of The Prudential, operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided. The net cost of these services allocated to the Company were $78 million, $98 million, and $71 million for the years ended December 31, 1994, 1993, and 1992, respectively.

     In a reorganization of the parent's Individual Insurance Department, effective January 1, 1993, the corporate staff of the Company was absorbed by the parent. The costs associated with these employees, which were previously borne by the Company, are now charged to the Company under the service and lease agreements with the parent.

  B. EMPLOYEE BENEFIT PLANS

     PENSION PLANS

     The Company is a wholly-owned subsidiary of The Prudential which sponsors a defined benefit pension plan. The defined benefit pension plan is generally based on career average earnings and credit length of service. The Prudential's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service contribution guidelines.

     No pension expense for contributions to the plan was allocated to the Company in 1994, 1993 or 1992 because the plan was subject to the full funding limitation under the Internal Revenue Code.

     POSTRETIREMENT LIFE AND HEALTH BENEFITS

     The Prudential also sponsors postretirement defined benefit plans which provide certain life insurance and health care benefits. Substantially all employees may become eligible to receive a benefit if they retire after age 55 with at least 10 years of service. Prior to 1993, The Prudential's policy was to fund the cost of providing these benefits in the years that the employees were providing services to the Company. Effective for 1993, The Prudential has recognized the cost of these benefits in accordance with the accounting policy issued by the National Association of Insurance Commissioners (NAIC). The NAIC's policy is similar to SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" except that the NAIC policy excludes non-vested employees and only allows the transition obligation to be recognized immediately or amortized over twenty years. The Prudential has elected to amortize its transition obligation over twenty years. A provision for contributions to the postretirement fund is included in the net cost of services allocated to the Company discussed above for the years ended December 31, 1994, 1993 and 1992.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

C.   REINSURANCE

     The Company currently has two reinsurance agreements in place with The Prudential (the reinsurer). Specifically: reinsurance of a Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides Reinsurance equal to 100% of all payments due under the Contract; and, a Yearly Renewable Term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention ($2.5 million). These agreements had no material effect on net income for the years ended December 1994, 1993, and 1992.


D.   OTHER TRANSACTIONS

     A certificate of deposit issued by The Prudential Bank and Trust Company of $50 million as of December 31, 1993 was not renewed in 1994. The Company also received a $9 million payment settlement of a promissory note from Pruco Inc. during 1993.

     The Company has issued approximately 375 variable universal life contracts to The Prudential for the purpose of funding non-qualified pension benefits for certain employees. Included in insurance premiums and annuity considerations for the years ended December 31, 1994, 1993 and 1992 are respectively, $12 million, $12 million and $13 million, which are attributable to these contracts.

6.   DIVIDENDS

     The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any 12 month period without notification or approval is limited to the lesser of 10% of surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations and the Company's surplus position at December 31, 1994, the Company would be permitted a maximum of $60 million in dividend distributions in 1995, all of which could be paid in cash, without approval from The State of Arizona Department of Insurance.

7.   FAIR VALUE INFORMATION

     The fair value amounts have been determined by the Company using available information and reasonable valuation methodologies for only those accounts for which fair value

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992

     disclosures are required. Considerable judgment is necessarily applied in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

     The following methods and assumptions were used in calculating the fair values. For all other financial instruments presented in the table, the carrying value is a reasonable estimate of fair value.

     FIXED MATURITIES. Fair values for fixed maturities, other than private placement securities, are based on quoted market prices or estimates from independent pricing services. Fair values for private placement securities are estimated using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve adjusted for the type of issue, its current quality and its remaining average life. The fair value of certain non-performing private placement securities is based on amounts provided by state regulatory authorities.

     MORTGAGE LOANS. The fair value of the commercial mortgage and agricultural loan portfolio is primarily based upon the present value of the scheduled cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for a similar quality mortgage. For certain non-performing and other loans, fair value is based upon the value of the underlying collateral.

     POLICY LOANS. The estimated fair value is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayments.

     INVESTMENT-TYPE INSURANCE CONTRACT LIABILITIES. Fair values for the Company's investment-type insurance contract liabilities are estimated using a discounted cash flow model, based on interest rates currently being offered for similar contracts.

     The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993.

                                                 ($000's)                                ($000's)

                                                   1994                                    1993
                                        --------------------------              ---------------------------
                                         Carrying         Fair                   Carrying          Fair
                                           Value          Value                    Value           Value
                                        ----------     -----------              -----------     -----------
     Financial Assets:
       Fixed maturities                $ 2,647,315     $ 2,596,172              $ 2,835,251     $ 2,951,602
       Equity securities                     3,326           3,326                    2,788           2,788
       Mortgage loans                       71,919          71,805                   56,184          58,738
       Policy loans                        493,862         448,617                  420,271         416,243
       Other long-term investments           4,044           4,044                    2,753           2,753
       Short-term investments              191,455         191,455                  201,079         201,079
     Financial Liabilities:
       Investment-type
         insurance contracts           $   794,691     $   761,324              $ 1,053,025     $ 1,033,692

8.   CONTINGENCIES

     Various lawsuits against the Company have arisen in the course of the Company's business. In certain of these matters, large and/or indeterminate amounts are sought. In the opinion of the Company, any ultimate liability which would result from such litigation would not have a material adverse effect on the Company's financial position.

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
   SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES
                                DECEMBER 31, 1994

                                   ( $000's )


                                                                                                       Amount
                                                                                                      at which
                                                                                                      shown on
                                                                                  Market            the Balance
              Type of investment                          Cost                     Value                Sheet
          --------------------------                --------------             -------------        ------------
Fixed Maturities:

   Bonds:

       United States Government and government
          agencies and authorities . . . . . . .    $     600,992              $     576,601        $    600,992
       Foreign governments . . . . . . . . . . .           86,027                     85,791              86,027
       Public Utilities. . . . . . . . . . . . .          174,687                    174,972             174,687
       All other corporate bonds . . . . . . . .        1,783,448                  1,756,651           1,783,448
       Redeemable preferred stock. . . . . . . .            2,161                      2,157               2,161
                                                    --------------             -------------        ------------
          Total fixed maturities . . . . . . .          2,647,315                  2,596,172           2,647,315
                                                    --------------             -------------        ------------

Equity Securities:

   Common Stock. . . . . . . . . . . . . . . . .            4,531                      2,765               2,765
   Nonredeemable preferred stock . . . . . . . .              903                        561                 561
                                                    --------------             -------------        ------------
         Total equity securities . . . . . . . .            5,434                      3,326               3,326


Mortgage loans on real estate. . . . . . . . . .           71,919                     XXXXXX              71,919
Real Estate. . . . . . . . . . . . . . . . . . .            7,189                     XXXXXX               7,189
Policy Loans . . . . . . . . . . . . . . . . . .          493,862                     XXXXXX             493,862
Other long-term investments. . . . . . . . . . .            4,044                     XXXXXX               4,044
Short-term investments . . . . . . . . . . . . .          191,455                     XXXXXX             191,455
                                                    --------------                                  ------------
          Total investments. . . . . . . . . . .    $   3,421,218                                   $  3,419,110
                                                    ==============                                  ============


                          PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              SCHEDULE VI - SCHEDULE OF REINSURANCE
                                FOR YEAR ENDED DECEMBER 31, 1994

                                           ( $000's )


                                                                                                         Percentage
                                                          Ceded to         Assumed                        of amount
                                           Gross            other        from other         Net          assumed to
                                          Amount          companies       companies       amount             net
                                       -------------    ------------    ------------   -------------    ------------


Life insurance in force. . . . . . . . $ 48,003,675    $    531,166    $          0   $  47,472,509          N/A
                                       =============    ============    ============   =============    ============

Life insurance premiums and  . . . . . $    613,237    $      1,476    $         59   $     611,820         .010%
annuity considerations                 =============    ============    ============   =============    ============

                          PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              SCHEDULE VI - SCHEDULE OF REINSURANCE
                                FOR YEAR ENDED DECEMBER 31, 1993

                                           ( $000's )


                                                                                                         Percentage
                                                          Ceded to         Assumed                        of amount
                                           Gross            other        from other         Net          assumed to
                                          Amount          companies       companies       amount             net
                                       -------------    ------------    ------------   -------------    ------------
Life insurance in force. . . . . . . .$  48,837,477    $    290,386    $          0   $  48,547,091          N/A
                                       =============    ============    ============   =============    ============

Life insurance premiums and. . . . . .$     564,747    $        847    $          0   $     563,900          N/A
annuity considerations                 =============    ============    ============   =============    ============

                          PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              SCHEDULE VI - SCHEDULE OF REINSURANCE
                                FOR YEAR ENDED DECEMBER 31, 1992

                                           ( $000's )


                                                                                                         Percentage
                                                          Ceded to         Assumed                        of amount
                                           Gross            other        from other         Net          assumed to
                                          Amount          companies       companies       amount             net
                                       -------------    ------------    ------------   -------------    ------------


Life insurance in force. . . . . . . .$  49,317,116    $    168,915    $          0   $  49,148,201          N/A
                                       =============    ============    ============   =============    ============

Life insurance premiums and. . . . . .$     497,610    $        522    $          0   $     497,088          N/A
annuity considerations                 =============    ============    ============   =============    ============