Form 10-Q
period 1995-03-31
PRUCO LIFE INSURANCE CO
filed 1995-05-15
CIK 777917

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-37587



                   PRUCO LIFE INSURANCE COMPANY

      (Exact name of Registrant as specified in its charter)


         Arizona                                          22-1944557
- ---------------------------                    -------------------------------
(State or other                                (IRS Employer Identification No.)
jurisdiction,incorporation  or organization)




              213 Washington Street, Newark, New Jersey 07102-2992
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 802-6149
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 YES _X_   NO ___


State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 15, 1995: Common stock, par value of $10 per share: 250,000 shares outstanding

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                      INDEX
                                                                 Page
                                                                  No.

     Cover Page                                                     -

     Index                                                          2

PART I - FINANCIAL INFORMATION

    Item 1.    Condensed Consolidated Financial Statements

          Statements of Financial Position - March 31, 1995
          (Unaudited) and December 31, 1994                         3

          Statements of Operations (Unaudited) -
          Periods Ended March 31, 1995 and 1994                     4

          Statements of Cash Flows (Unaudited) -
          Periods Ended March 31, 1995 and 1994                     5

          Notes to the Consolidated Financial Statements
          (Unaudited)                                               6

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations        7


PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings                                    9

    Item 2.    Change in Securities                                 9

    Item 3.    Defaults Upon Senior Securities                      9

    Item 4.    Submission of Matters to a Vote of
               Security Holders                                     9

    Item 5.    Other Information                                    9

    Item 6.    Exhibits, Financial Statements and Reports on
               Form 8-K                                             9


Signature Page                                                     11

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        STATEMENTS OF FINANCIAL POSITION



                                                (Unaudited)
                                                  March 31,     December 31,
                                                    1995           1994
                                                 ----------     ----------
                                                         ($000's)
ASSETS

  Fixed maturities (market value $2,569,116
     and $2,596,172). . . . . . . . . . . . .    $2,571,814     $2,647,315
  Equity securities (cost $5,517 and
     $5,434)  . . . . . . . . . . . . . . . .         6,049          3,326
  Mortgage loans. . . . . . . . . . . . . . .        65,488         71,919
  Investment in real estate . . . . . . . . .         4,130          7,189
  Policy loans. . . . . . . . . . . . . . . .       507,830        493,862
  Other long-term investments . . . . . . . .         4,325          4,044
  Short-term investments. . . . . . . . . . .       136,262        191,455
                                                 ----------     ----------
     Total Investments. . . . . . . . . . . .     3,295,898      3,419,110

  Cash. . . . . . . . . . . . . . . . . . . .        33,724         27,780
  Accrued investment income . . . . . . . . .        56,253         59,382
  Premiums due and deferred . . . . . . . . .        17,273         16,821
  Receivable from affiliates. . . . . . . . .         7,642          7,517
  Federal income taxes-from affiliate . . . .             -         23,306
  Other assets. . . . . . . . . . . . . . . .        20,601         25,102
  Assets held in Separate Accounts. . . . . .     3,696,022      3,511,784
                                                 ----------     ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . .    $7,127,413     $7,090,802
                                                 ----------     ----------
                                                 ----------     ----------

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
  Policy liabilities and insurance reserves:
     Future policy benefits and claims . . . .   $2,593,049     $2,767,552
     Other policy claims and benefits payable.       16,199         15,184
     Interest Maintenance Reserve (IMR). . . .       19,822         21,802
  Payable to affiliates  . . . . . . . . . . .       31,484         30,257
  Federal income taxes-to affiliate  . . . . .          871              -
  Other liabilities  . . . . . . . . . . . . .      118,642        131,695
  Asset Valuation Reserve (AVR)  . . . . . . .       28,773         23,690
  Liabilities related to Separate Accounts . .    3,605,647      3,424,535
                                                 ----------     ----------
TOTAL LIABILITIES  . . . . . . . . . . . . . .    6,414,487      6,414,715
                                                 ----------     ----------
STOCKHOLDER'S EQUITY:
  Common Stock, $10 par value; authorized,
     1,000,000 shares, issued and outstanding,
     250,000 shares . . . . . . . . . . . . . .       2,500          2,500
  Paid-in capital . . . . . . . . . . . . . . .     439,582        439,582
  Unassigned surplus  . . . . . . . . . . . . .     270,844        234,005
                                                 ----------     ----------
TOTAL STOCKHOLDER'S EQUITY. . . . . . . . . . .     712,926        676,087
                                                 ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY. . .  $7,127,413     $7,090,802
                                                 ----------     ----------
                                                 ----------     ----------


             SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Periods Ended March 31,
                                             -------------------------------
                                               1995                 1994
                                            ----------          -----------
                                                       ($000's)
REVENUE

Premiums and annuity considerations . . .   $  139,974           $  152,975
Net investment income . . . . . . . . . .       63,604               59,522
Net realized investment(losses) . . . . .       (1,210)                (909)
Other income. . . . . . . . . . . . . . .        3,660                2,236
                                            ----------          -----------
TOTAL REVENUE . . . . . . . . . . . . . .      206,028              213,824
                                            ----------          -----------
BENEFITS AND EXPENSES

 Current and future benefits and claims .      116,324              133,715
 Commission expenses. . . . . . . . . . .        6,206                7,414
 General, administrative and other
   expenses . . . . . . . . . . . . . . .       27,547               23,447
                                            ----------          -----------
TOTAL BENEFITS AND EXPENSES . . . . . . .      150,077              164,576
                                            ----------          -----------
 Income before provision in lieu of
  federal income tax  . . . . . . . . . .       55,951               49,248
 Provision in lieu of federal
   income tax . . . . . . . . . . . . . .      (20,470)             (17,999)
                                            ----------          -----------
NET INCOME  . . . . . . . . . . . . . . .   $   35,481           $   31,249
                                            ----------          -----------
                                            ----------          -----------
















               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                   Three Months Ended
                                                         March 31,
                                             -------------------------------
                                                1995                 1994
                                            ----------            ----------
                                                         ($000's)
CASH FLOW FROM OPERATING ACTIVITIES

  Net income. . . . . . . . . . . . . . .   $   35,481            $   31,249
  Adjustments to reconcile net income
    to net cash from operations:. . . . .     (170,423)               (9,307)
                                            ----------            ----------
CASH FLOW FROM OPERATING ACTIVITIES . . .     (134,942)               21,942
                                            ----------            ----------
CASH FLOW FROM INVESTING ACTIVITIES

  Proceeds from the sale/maturity of:
    Fixed maturities. . . . . . . . . . .      540,378               639,456
    Equity securities . . . . . . . . . .          215                     -
    Mortgage loans. . . . . . . . . . . .        6,461                    92
    Other long-term investments . . . . .           55                    70
    Net proceeds of short-term
      investments . . . . . . . . . . . .       55,251                     -
    Investment in real estate . . . . . .        2,925                     -
  Payments for the purchase of:
    Fixed maturities. . . . . . . . . . .     (463,750)             (596,510)
    Equity securities . . . . . . . . . .         (313)                    -
    Other long-term investments . . . . .         (336)                 (307)
    Net proceeds (payments) of short-term
      investments . . . . . . . . . . . .            -               (61,227)
                                            ----------            ----------
CASH FLOW FROM (USED FOR) INVESTING
  ACTIVITIES  . . . . . . . . . . . . . .      140,886               (18,426)
                                            ----------            ----------
CASH FLOW FROM FINANCING ACTIVITIES

  Net increase (decrease) in Cash . . . .        5,944                 3,516
  Cash, beginning of year . . . . . . . .       27,780                   671
                                            ----------            ----------

CASH, END OF PERIOD . . . . . . . . . . .   $   33,724            $    4,187
                                            ----------            ----------
                                            ----------            ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash received in lieu of income taxes..   $        -            $    3,030
                                            ----------            ----------
                                            ----------            ----------









               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
            FOR THE PERIODS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)

1.  GENERAL

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP), which are considered statutory accounting practices for a wholly owned stock subsidiary of a mutual life insurance company. The Financial Accounting Standards Board (the "FASB") issued Financial Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", which, as amended is effective for fiscal years beginning after December 15, 1995. Interpretation No. 40 changes the current practice of the Company with respect to utilizing statutory basis financial statements for general purposes in that it would not allow such financial statements to be referred to as having been prepared in accordance with GAAP pronouncements, unless specifically exempted. Implementation of the Interpretation will require significant effort and judgment as to determining GAAP for insurance operations. The Company is currently unable to determine the impact of Interpretation No. 40 on its financial statements.

Certain financial information which is normally included in financial statements, prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The financial statements for the three months ended March 31, 1995 and 1994 include all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of results for that interim period. The results for the three months ended March 31, 1995 and 1994, are not necessarily indicative of the results for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included on Form 10-K for the fiscal year ended December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pruco Life Insurance Company consists of Pruco Life Insurance Company (Pruco
Life), Pruco Life Insurance Company of New Jersey and The Prudential Life Insurance Company of Arizona (collectively, the Company). Pruco Life is a wholly owned subsidiary of The Prudential Insurance Company of America (The Prudential), a mutual life insurance company. The Company markets individual life insurance and single pay deferred annuities primarily through The Prudential's sales force. The Company held over $7 billion in assets at March 31, 1995, $3.7 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and mortgage loans.

1. RESULTS OF OPERATIONS (FOR THE THREE MONTHS ENDED MARCH 31, 1995, COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1994)

Net income for the three month period ended March 31, 1995 was $35 million. This represents a $4 million increase over the same period in 1994.

Premiums and annuity considerations decreased from $153 million for the three month period ended March 31, 1994 to $140 million for the same period in 1995. This decrease is primarily due to the decline in first year premiums for certain life insurance contracts.

Net investment income increased from $60 million for the three month period ended March 31, 1994 to $64 million for the same period ending March 31, 1995. This growth was due primarily to the increase in income generated by mortgage and policy loans. The lower invested asset base compared to the same period in 1994 was offset by a higher rate of return for the portfolio.

Current and future benefits and claims decreased $17 million for the three month period ended March 31, 1995, from the same period in 1994. This was primarily driven by the change in reserves which decreased from $(129) million for the three month period ended March 31, 1994 to $(184) million for the three month period ended March 31, 1995. The lower change in reserves resulted from less new business, and higher benefit and withdrawal activity. Withdrawals totaled $233 million for the three month period ended March 31, 1994 and $267 million for the three month period ended
March 31, 1995. A portion of the withdrawal activity, which is inversely related to reserve levels, is due to contractholders exercising a provision included in the contract which allows withdrawal of funds if the Company's renewal crediting rate is more than 1% below the initial crediting rate (renewal crediting rates are established at January 1 each year).

Total expenses for the three month period ended March 31, 1995 increased by $3 million from the same period in 1994. General, administrative, and other expenses for the period ended March 31, 1995, increased $4 million when compared to the same period in 1994, due to the increase in costs being allocated by The Prudential. Offsetting this increase was an decrease in commission expense of $1.2 million from the same period in 1994, which is consistent with the decrease in first year premiums.

Provision in lieu of federal income taxes increased $2 million from the same period in 1994. This increase is proportional to the increase in income before taxes.

2. INVESTMENTS

MORTGAGE LOANS. The balance of mortgage loans at March 31, 1995, was $65 million, a $6.4 million decrease from the end of 1994. Mortgage loans are carried at the lower of unpaid principal balance or fair value of the underlying property. Currently, the Company has two loans with restructured terms in the amount of $7.1 million.

REAL ESTATE. As of March 31, 1995, the Company's investment in real estate was $4 million. Real estate is carried at the lower of cost or fair value less encumberances. Pruco Life sold one property during the first quarter of 1995 for $3.1 million, accounting for the decrease in this asset category since the beginning of the year.

                                     PART II



ITEM 1.  LEGAL PROCEEDINGS

Pruco Life is not involved in any litigation that is expected to have a material effect.


ITEM 2.  CHANGES IN SECURITIES

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No actions were taken during the first quarter of 1995.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


   (a) (1) and (2) Financial Statements of registrant and subsidiaries are listed on pages 3-6 hereof and are filed as part of this Report.


   (a)(3)  EXHIBITS

     REGULATION S-K

   2.  Not applicable.

   4.  Exhibits

       Modified Guaranteed Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-37587, filed November 2, 1990.


   11. Not applicable.

   15.  Not applicable.

   18.  None.

   19.  Not applicable.

   20.  Not applicable.

   23.  None.

   24.  Not applicable.

   25.  Not applicable.

   28.  None.

   (b)  Reports on 8-K

        No reports on Form 8-K were filed during the first quarter of 1995.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




 . . . . . . . . . . . PRUCO LIFE INSURANCE COMPANY
                               (Registrant)







Signature                  Title                              Date
- ----------                -------                            ------


/s/ Esther H. Milnes       President and Director             May 15, 1995
- -----------------------
Esther H. Milnes




/s/ Stephen P. Tooley      Vice President and Comptroller     May 15, 1995
- -----------------------
Stephen P. Tooley