Form 10-Q
period 1995-06-30
PRUCO LIFE INSURANCE CO
filed 1995-08-15
CIK 777917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


Commission file number 33-37587




                          PRUCO LIFE INSURANCE COMPANY


             (Exact name of Registrant as specified in its charter)



                 Arizona                                22-1944557
-------------------------------------------  ---------------------------------
(State or other                              (IRS Employer Identification No.)
jurisdiction, incorporation or organization)





               213 Washington Street, Newark, New Jersey 07102-2992
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                              (201) 802-6149
             ------------------------------------------------------
              (Registrant's Telephone Number, including area code)

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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 15, 1995: Common stock, par value of $10 per share: 250,000 shares outstanding

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                      INDEX
                                                                            Page
                                                                             No.

       Cover Page                                                            -


       Index                                                                 2

PART I - FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements

               Statements of Financial Position - June 30, 1995
                (Unaudited) and December 31, 1994                            3

               Statements of Operations (Unaudited) - Periods Ended
                June 30, 1995 and 1994                                       4

               Statements of Cash Flows (Unaudited) - Periods Ended
                June 30, 1995 and 1994                                       5

               Notes to the Consolidated Financial Statements
                (Unaudited)                                                  6

     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      7


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                             9

     Item 2.   Change in Securities                                          9

     Item 3.   Defaults Upon Senior Securities                               9

     Item 4.   Submission of Matters to a Vote of Security Holders           9

     Item 5.   Other Information                                             9

     Item 6.   Exhibits, Financial Statements and Reports on Form 8-K        9


Signature Page                                                              11

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                                                                               (UNAUDITED)
                                                                                                JUNE 30,          DECEMBER 31,
                                                                                                  1995                1994
                                                                                               -----------        ------------
                                                                                                          ($000'S)

ASSETS

     Fixed maturities (market value $2,635,977
          and $2,596,171). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $2,573,605          $2,647,315
     Equity securities (cost $6,903 and $5,434). . . . . . . . . . . . . . . . . . .                8,067               3,326
     Mortgage loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               65,142              71,919
     Investment real estate. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4,120               7,189
     Policy loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              530,255             493,862
     Other long-term investments . . . . . . . . . . . . . . . . . . . . . . . . . .                4,550               4,044
     Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              196,502             191,455
                                                                                               ----------          ----------
          Total Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,382,241           3,419,110

     Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               34,519              27,780
     Accrued investment income . . . . . . . . . . . . . . . . . . . . . . . . . . .               56,033              59,382
     Premiums due and deferred . . . . . . . . . . . . . . . . . . . . . . . . . . .               17,901              16,821
     Receivable from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .                7,058               7,517
     Federal income taxes from affiliate . . . . . . . . . . . . . . . . . . . . . .                    -              23,306
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               14,175              25,102
     Assets held in Separate Accounts. . . . . . . . . . . . . . . . . . . . . . . .            3,916,374           3,511,784
                                                                                               ----------          ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $7,428,301          $7,090,802
                                                                                               ----------          ----------
                                                                                               ----------          ----------

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
     Policy liabilities and insurance reserves:
          Future policy benefits and claims. . . . . . . . . . . . . . . . . . . . .           $2,596,353          $2,767,552
          Other policy claims and benefits payable . . . . . . . . . . . . . . . . .               13,662              15,184
          Interest maintenance reserve (IMR) . . . . . . . . . . . . . . . . . . . .               22,067              21,802
     Payable to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               37,236              30,257
     Federal income taxes-to affiliate . . . . . . . . . . . . . . . . . . . . . . .               15,032                -
     Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              140,084             131,695
     Asset valuation reserve (AVR) . . . . . . . . . . . . . . . . . . . . . . . . .               34,419              23,690
     Liabilities related to Separate Accounts. . . . . . . . . . . . . . . . . . . .            3,826,985           3,424,535
                                                                                               ----------          ----------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,685,838           6,414,715
                                                                                               ----------          ----------

STOCKHOLDER'S EQUITY:
     Common Stock, $10 par value; authorized,
          1,000,000 shares, issued and outstanding,
          250,000 shares . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                2,500               2,500
     Paid-in Capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              439,582             439,582
     Unassigned surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              300,381             234,005
                                                                                               ----------          ----------

TOTAL STOCKHOLDER'S EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              742,463             676,087
                                                                                               ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY . . . . . . . . . . . . . . . . . . . . .           $7,428,301          $7,090,802
                                                                                               ----------          ----------
                                                                                               ----------          ----------



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                          1995           1994           1995           1994
                                                                         ------         ------         ------         ------
                                                                               ($000'S)                      ($000'S)


REVENUE

  Premiums and annuity considerations. . . . . . . . . . . . . .        $274,092      $ 298,787       $134,118       $145,812
  Net investment income. . . . . . . . . . . . . . . . . . . . .         125,669        121,969         62,065         62,447
  Net realized investment gains/(losses) . . . . . . . . . . . .          (1,191)        (7,455)            19         (6,546)
  Other income . . . . . . . . . . . . . . . . . . . . . . . . .          27,303          5,109         23,643          2,873
                                                                        --------       --------       --------       --------

TOTAL REVENUE. . . . . . . . . . . . . . . . . . . . . . . . . .         425,873        418,410        219,845        204,586
                                                                        --------       --------       --------       --------

BENEFITS AND EXPENSES

  Current and future benefits and claims . . . . . . . . . . . .         252,226        268,624        135,902        134,909
  Commission expenses. . . . . . . . . . . . . . . . . . . . . .          12,509         15,104          6,303          7,690
  General, administrative and other expenses . . . . . . . . . .          59,199         53,093         31,652         29,646
                                                                        --------       --------       --------       --------

TOTAL BENEFITS AND EXPENSES. . . . . . . . . . . . . . . . . . .         323,934        336,821        173,857        172,245
                                                                        --------       --------       --------       --------

  Income before provision
    in lieu of federal income tax. . . . . . . . . . . . . . . .         101,939         81,589         45,988         32,341
  Provision in lieu of federal
    income tax . . . . . . . . . . . . . . . . . . . . . . . . .          32,916         29,828         12,446         11,829
                                                                        --------       --------       --------       --------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 69,023       $ 51,761       $ 33,542       $ 20,512
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                      SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                                  1995                1994
                                                                                                 ------              ------
                                                                                                          ($000'S)

CASH FLOW FROM OPERATING ACTIVITIES

     Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .           $  69,023           $  51,761
     Adjustments to reconcile net income
          to net cash from operations:. . . . . . .. . . . . . . . . . . . . . . . .             (142,617)           (197,367)
                                                                                                ---------           ---------
CASH FLOW FROM OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . .              (73,594)           (145,606)
                                                                                                ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES

     Proceeds from the sale/maturity of:
          Fixed maturities. . . . . . . . . . . . .. . . . . . . . . . . . . . . . .              995,311           1,670,311
          Equity securities . . . . . . . . . . . .. . . . . . . . . . . . . . . . .                  611                  17
          Mortgage loans  . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .                6,807               4,297
          Other long-term investments . . . . . . .. . . . . . . . . . . . . . . . .                  120               1,157
          Investment in Real Estate. . . . . . . . . . . . . . . . . . . . . . . . .                2,925                -
          Payments for the purchase of:
          Fixed maturities  . . . . . . . . . . . .. . . . . . . . . . . . . . . . .             (917,788)         (1,534,974)
          Equity securities . . . . . . . . . . . .. . . . . . . . . . . . . . . . .               (2,047)                (97)
          Other long-term investments . . . . . . .. . . . . . . . . . . . . . . . .                 (626)               (307)
          Net proceeds (payments) of short-term
            investments . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .               (4,980)             18,648
                                                                                                ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . .               80,333             159,052
                                                                                                ---------           ---------


     Net increase (decrease) in Cash . . . . . . . . . . . . . . . . . . . . . . . .                6,739              13,446
     Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . .               27,780                 671
                                                                                                ---------           ---------


CASH, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  34,519           $  14,117
                                                                                                ---------           ---------
                                                                                                ---------           ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION



     Cash received/paid in lieu of income taxes. . . . . . . . . . . . . . . . . . .            $       0           $  40,719
                                                                                                ---------           ---------
                                                                                                ---------           ---------



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
            FOR THE PERIODS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)


1.   GENERAL

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP), which are considered statutory accounting practices for a wholly owned stock subsidiary of a mutual life insurance company. The Financial Accounting Standards Board (the "FASB") issued Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", which as amended is effective for fiscal years beginning after December 15, 1995. Interpretation No. 40 changes the current practice of the Company with respect to utilizing statutory basis financial statements for general purposes in that it would not allow such financial statements to be referred to as having been prepared in accordance with GAAP pronouncements, unless specifically exempted. Implementation of the Interpretation will require significant effort and judgement as to determining GAAP for insurance operations. The Company is currently unable to determine the impact of Interpretation No. 40 on its financial statements.

     Certain financial information which is normally included in financial statements, prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The financial statements for the six months ended June 30, 1995 and 1994 include all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of results for that interim period. The results for the six months ended June 30, 1995 and 1994, are not necessarily indicative of the results for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included on Form 10-K for the fiscal year ended December 31, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pruco Life Insurance Company consists of Pruco Life Insurance Company (Pruco
Life), Pruco Life Insurance Company of New Jersey and The Prudential Life Insurance Company of Arizona (collectively, the Company). Pruco Life is a wholly owned subsidiary of The Prudential Insurance Company of America (The Prudential), a mutual life insurance company. The Company markets individual life insurance and single pay deferred annuities primarily through The Prudential's sales force. The Company held over $7.4 billion in assets at June 30, 1995, $3.9 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and mortgage loans.

1. RESULTS OF OPERATIONS (FOR THE SIX MONTHS ENDED JUNE 30, 1995, COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1994)

Net income for the six month period ended June 30, 1995 was $69 million. This represents a $17 million increase over the same period in 1994, most of which is attributable to improved investment results. In addition, the actual experience associated with a special provision for non-guaranteed policyholder credits reserve established at December 31, 1994 was less than had been estimated, resulting in a slight increase in net income during the current period.

Premiums and annuity considerations decreased from $299 million at June 30, 1994 to $274 million for the same period in 1995. This decrease is primarily due to the decline in first year premiums for certain life insurance products.

Net investment income and realized capital losses improved from $115 million for the six month period ended June 30, 1994 to $124 million for the same period ending June 30, 1995. This improvement was due primarily to the increase in income generated by mortgage and policy loans. Income from bonds was comparable to the same period in 1994 as the impact of a lower asset base was offset by a higher rate of return for the portfolio.

Other income increased $22 million for the six months ended June 30, 1995 over the six months ended June 30, 1994. This increase was primarily due to a reclass of the special provision for non-guaranteed policyholder credits from a miscellaneous reserve to insurance reserves. In addition, the company share of separate account activity improved from a loss of $3 million for the six months ended June 30, 1994 to a gain of $5 million for the six months ended June 30, 1995.

Current and future benefits and claims decreased $16 million for the six months ended June 30, 1995, from the same period in 1994 which is consistent with the decline in premiums. Withdrawals totaled $377 million for the six month period ended June 30, 1995 and $315 million for the six month period ended June 30, 1994. However, the higher levels of withdrawals in 1995 were offset by a larger reduction of reserves at June 30, 1995 compared to the same period in 1994.

Total expenses for the six month period ended June 30, 1995 increased by $4 million from the same period in 1994. General, administrative, and other expenses for the period ended June 30, 1995, increased $6 million when compared to the same period in 1994, largely due to the increase in costs being allocated by The Prudential. Offsetting this increase was a decrease in commission expenses of $3 million from the same period in 1994, which is consistent with the decrease in first year premiums.

Provision in lieu of federal income taxes increased $3 million from the same period in 1994. This increase is relates to the increase to income before taxes.

Net income for the three months ended June 30, 1995 was $34 million. This represents a $13 million increase over the same period in 1994, most which is attributable to improved investment results. In addition, the actual experience associated with a special provision for non-guaranteed policyholder credits reserve established at

December 31, 1994 was less than had been estimated, resulting in a slight increase in net income during the three month period ended June 30, 1995.

Premiums and annuity considerations decreased $12 million for the three months ended June 30, 1995 from the three months ended June 30, 1994 primarily due to the decline in first year premiums for certain life insurance products.

Net investment income and realized investment gains/(losses) improved from $56 million for the three months ended June 30, 1994 to $62 million for the three months ended June 30, 1995. This improvement was due primarily to the increase in income generated by mortgage and policy loans. Income from bonds was comparable to the same period in 1994 as the impact of a lower asset base was offset by a higher rate of return for the portfolio.

Other income increased $21 million for the three months ended June 30, 1995 from the three months ended June 30, 1994 primarily due to a reclass of the special provision for non-guaranteed policyholder credits from a miscellaneous reserve to insurance reserves. The company share of separate account activity improved from a loss of $1 million for the three months ended June 30, 1994 to a gain of $5 million for the three months ended June 30, 1995.

Total benefits and expenses increased $2 million for the three months ended June 30, 1995 from the same period in 1994. The increase is largely due to general, administrative and other expenses which increased due to the increase in costs being allocated by The Prudential.

Provision in lieu for federal income tax remained flat for the three months ended June 30, 1995 compared to the three months ended June 30, 1994. The increase of $14 million to income before provision in lieu of federal income tax for the three months ended June 30, 1995 from the same period in 1994 was offset by adjustments to taxable income.

2. INVESTMENTS


MORTGAGE LOANS. The balance of mortgage loans at June 30, 1995, was $65 million, a $7 million decrease from the end of 1994 resulting from the repayment of one loan during the first quarter of 1995. Currently, the Company has two loans with restructured terms in the amount of $7 million.

REAL ESTATE. As of June 30, 1995, the Company's investment in real estate was $4 million. Pruco Life sold one property during the first quarter of 1995 for $3 million, accounting for the decrease in this asset category since the beginning of the year.

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


     11.  Not applicable.

     15.  Not applicable.

     18.  None.

     19.  Not applicable.

     20.  Not applicable.

     23.  None.

     24.  Not applicable.

     25.  Not applicable.

     28.  None.

     (b)  Reports on 8-K

          No reports on Form 8-K were filed during the second quarter of 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)







Signature                   Title                               Date
---------                   -----                               ----

/s/ Esther H. Milnes
--------------------        President and Director              August 15, 1995
Esther H. Milnes



/s/ Stephen P. Tooley
---------------------       Vice President and Comptroller      August 15, 1995
Stephen P. Tooley