Form 10-Q
period 1995-09-30
PRUCO LIFE INSURANCE CO
filed 1995-11-15
CIK 777917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

_    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE    SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-37587



                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


     Arizona                                                22-1944557
-----------------------------                  ---------------------------------
(State or other                                (IRS Employer Identification No.)
jurisdiction,incorporation or organization)




               213 Washington Street, Newark, New Jersey 07102-2992
              ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 802-6149
               --------------------------------------------------
              (Registrant's Telephone Number, including area code)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 15, 1995: Common stock, par value of $10 per share: 250,000 shares outstanding

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                      INDEX
                                                                            Page
                                                                             No.
          Cover Page                                                           -

          Index                                                                2

PART I - FINANCIAL INFORMATION

     Item 1.        Condensed Consolidated Financial Statements

               Statements of Financial Position - September 30,
               1995 (Unaudited) and December 31, 1994                          3

               Statements of Operations (Unaudited) - Periods
               Ended September 30, 1995 and 1994                               4

               Statements of Cash Flows (Unaudited) - Periods
               Ended September 30, 1995 and 1994                               5

               Notes to the Consolidated Financial Statements
               (Unaudited)                                                     6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       7


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                               9

     Item 2.   Change in Securities                                            9

     Item 3.   Defaults Upon Senior Securities                                 9

     Item 4.   Submission of Matters to a Vote of Security Holders             9

     Item 5.   Other Information                                               9

     Item 6.   Exhibits, Financial Statements and Reports on Form 8-K          9


Signature Page                                                                11

                        CONSOLIDATED FINANCIAL STATEMENTS OF
                   PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                      (UNAUDITED)
                                                     SEPTEMBER 30,      DECEMBER 31,
                                                          1995             1994
                                                     --------------     -------------
                                                                ($000'S)
ASSETS

   Fixed maturities (market value $2,574,369
      and $2,596,172). . . . . . . . . . . . . .       $2,517,026          $2,647,315
   Equity securities (cost $6,897 and $5,434)               7,004               3,326
   Mortgage loans. . . . . . . . . . . . . . . .           64,845              71,919
   Investment real estate. . . . . . . . . . . .            4,079               7,189
   Policy loans. . . . . . . . . . . . . . . . .          550,444             493,862
   Other long-term investments . . . . . . . . .            4,477               4,044
   Short-term investments. . . . . . . . . . . .          209,043             191,455
                                                       -----------        -----------
      Total Investments. . . . . . . . . . . . .        3,356,918           3,419,110

   Cash. . . . . . . . . . . . . . . . . . . . .           37,139              27,780
   Accrued investment income . . . . . . . . . .           58,282              59,382
   Premiums due and deferred . . . . . . . . . .           18,760              16,821
   Receivable from affiliates. . . . . . . . . .            9,101               7,517
   Federal income taxes - from affiliate  . . .              -                 23,306
   Other assets                                            12,523              25,102
   Assets held in Separate Accounts. . . . . . .        4,148,723           3,511,784
                                                       -----------        -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . .       $7,641,446          $7,090,802
                                                       -----------        -----------
                                                       -----------        -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
   Policy liabilities and insurance reserves:
      Future policy benefits and claims. . . . .       $2,596,828          $2,767,552
      Other policy claims and benefits payable             14,953              15,184
      Interest maintenance reserve (IMR) . . . .           23,870              21,802
   Payable to affiliates . . . . . . . . . . . .           38,786              30,257
   Federal income taxes - to affiliate. . . . .             4,945              -
   Other liabilities . . . . . . . . . . . . . .           82,187             131,695
   Asset valuation reserve (AVR) . . . . . . . .           34,441              23,690
   Liabilities related to Separate Accounts             4,065,099           3,424,535
                                                       -----------        -----------
TOTAL LIABILITIES. . . . . . . . . . . . . . . .        6,861,109           6,414,715
                                                       -----------        -----------
STOCKHOLDER'S EQUITY:
   Common Stock, $10 par value; authorized,
      1,000,000 shares, issued and outstanding,
      250,000 shares . . . . . . . . . . . . . .            2,500               2,500
   Paid-in Capital . . . . . . . . . . . . . . .          439,582             439,582
   Unassigned surplus. . . . . . . . . . . . . .          338,255             234,005
                                                       -----------        -----------
TOTAL STOCKHOLDER'S EQUITY . . . . . . . . . . .          780,337             676,087
                                                       -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $7,641,446          $7,090,802
                                                       -----------        -----------
                                                       -----------        -----------

                       SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              CONSOLIDATED FINANCIAL STATEMENTS OF
                          PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                              NINE MONTHS ENDED       THREE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER  30,
                                               1995        1994        1995        1994
                                              ------      ------      ------      ------
                                                     ($000'S)              ($000'S)
REVENUE

   Premiums and annuity considerations . . . $431,428     $ 462,152   $157,336   $163,365
   Net investment income . . . . . . . . . .  188,646       184,743     62,977     62,774
   Net realized investment gains/(losses). .    3,470        (6,420)     4,661      1,035
   Other income. . . . . . . . . . . . . . .   32,100         9,231      4,797      4,122
                                             ---------    ----------  ---------  ---------

TOTAL REVENUE. . . . . . . . . . . . . . . .  655,644       649,706    229,771    231,296
                                             ---------    ----------  ---------  ---------
BENEFITS AND EXPENSES

   Current and future benefits and claims. .  385,932       414,897    133,706    146,273
   Commission expenses . . . . . . . . . . .   19,160        23,299      6,651      8,195
   General, administrative and other
     expenses. . . . . . . . . . . . . . . .   87,898        78,034     28,699     24,941
                                             ---------    ----------  ---------  ---------
TOTAL BENEFITS AND EXPENSES. . . . . . . . .  492,990       516,230    169,056    179,409
                                             ---------    ----------  ---------  ---------
   Income before provision
     in lieu of federal income tax . . . . .  162,654       133,476     60,715     51,887
   Provision in lieu of federal
     income tax. . . . . . . . . . . . . . .   54,142        50,337     21,226     20,509
                                             ---------    ----------  ---------  ---------

NET INCOME . . . . . . . . . . . . . . . . . $108,512       $83,139   $ 39,489   $ 31,378
                                             ---------    ----------  ---------  ---------
                                             ---------    ----------  ---------  ---------

                       SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                              CONSOLIDATED FINANCIAL STATEMENTS OF
                          PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              1995             1994
                                                             ------           ------
                                                                      ($000'S)
CASH FLOW FROM OPERATING ACTIVITIES

   Net income. . . . . . . . . . . . . . . . .             $108,512            $83,139
   Adjustments to reconcile net income
     to net cash from operations:. . . . . . .             (232,588)          (152,388)
                                                         -----------       ------------

CASH FLOW FROM OPERATING ACTIVITIES. . . . . .             (124,076)           (69,249)
                                                         -----------       ------------
CASH FLOW FROM INVESTING ACTIVITIES

   Proceeds from the sale/maturity of:
     Fixed maturities. . . . . . . . . . . . .            1,521,429          2,219,498
     Equity securities . . . . . . . . . . . .                4,236                 52
     Mortgage loans  . . . . . . . . . . . . .                7,104              4,709
     Other long-term investments . . . . . . .                  193              1,226
     Investment in Real Estate . . . . . . . .                2,925              5,621
   Payments for the purchase of:
     Fixed maturities  . . . . . . . . . . . .           (1,380,346)        (2,064,231)
     Equity securities . . . . . . . . . . . .               (3,947)              (433)
     Other long-term investments . . . . . . .                 (626)              (307)
     Net payments of short-term
       investments . . . . . . . . . . . . . .              (17,533)           (78,663)
                                                         -----------       ------------

CASH FLOW FROM INVESTING ACTIVITIES. . . . . .              133,435             87,472
                                                         -----------       ------------

   Net increase in Cash . . . . . .. . . . . .                9,359             18,223
   Cash, beginning of period . . . . . . . . .               27,780                671
                                                         -----------       ------------

CASH, END OF PERIOD  . . . . . . . . . . . . .           $   37,139          $  18,894
                                                         -----------       ------------
                                                         -----------       ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid in lieu of income taxes.. . . . .          $    29,896          $  43,062
                                                         -----------       ------------
                                                         -----------       ------------

                       SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                          PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  FOR THE PERIODS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)


1. GENERAL

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

   Certain financial information which is normally included in financial statements, prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The financial statements for the nine months ended
   September 30, 1995 and 1994 include all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of results for that interim period. The results for the nine months ended September 30, 1995 and 1994, are not necessarily indicative of the results for a full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included on Form 10-K for the fiscal year ended December 31, 1994.

2. RELATED PARTY

   Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by The Prudential, the Company and agents appointed by The Prudential and the Company. The Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pruco Life Insurance Company consists of Pruco Life Insurance Company (Pruco
Life), Pruco Life Insurance Company of New Jersey and The Prudential Life Insurance Company of Arizona (collectively, the Company). Pruco Life is a wholly owned subsidiary of The Prudential Insurance Company of America (The Prudential), a mutual life insurance company. The Company markets individual life insurance and single pay deferred annuities primarily through The Prudential's sales force. The Company held over $7.6 billion in assets at September 30, 1995, $4.1 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and mortgage loans.

1. RESULTS OF OPERATIONS (FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995, COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994)

Net income for the nine month period ended September 30, 1995 was $109 million. This represents a $25 million increase over the same period in 1994, most of which is attributable to improved investment results. In addition, the actual experience associated with a special provision for non-guaranteed policyholder credits reserve established at December 31, 1994 was less than had been estimated, resulting in a slight increase in net income during the current period.

Premiums and annuity considerations decreased from $462 million for the nine months ended September 30, 1994 to $431 million for the same period in 1995. This decrease is primarily due to the decline in first year premiums for certain life insurance products.

Net investment income and realized capital gains/(losses) improved from $178 million for the nine month period ended September 30, 1994 to $192 million for the same period ending September 30, 1995. This improvement was due to capital gains of $3 million for the nine months ended September 30, 1995 compared to capital losses of $ 6 million for the nine months ended September 30, 1994. In addition, income generated by mortgage and policy loans increased from the same period in 1994.

Other income increased $23 million for the nine months ended September 30, 1995 over the nine months ended September 30, 1994. This increase was primarily due to a reclass of the special provision for non-guaranteed policyholder credits from a miscellaneous expense reserve to insurance reserves. In addition, the company share of separate account activity improved from a loss of $3 million for the nine months ended September 30, 1994 to a gain of $6 million for the nine months ended September 30, 1995.

Current and future benefits and claims decreased $29 million for the nine months ended September 30, 1995, from the same period in 1994 due to a decline in premiums.

Total expenses for the nine month period ended September 30, 1995 increased by $6 million from the same period in 1994. General, administrative, and other expenses for the period ended September 30, 1995, increased $10 million when compared to the same period in 1994, largely due to increased costs being allocated by The Prudential. Offsetting this increase was a decrease in commission expenses of $4 million from the same period in 1994, which is consistent with the decrease in first year premiums.

Provision in lieu of federal income taxes increased $4 million for the nine months ended September from the same period in 1994. This increase relates to the increase to income before provision in lieu of federal income taxes.

Net income for the three months ended September 30, 1995 was $39 million. This represents an $8 million increase over the same period in 1994, most of which is attributable to improved investment results and a decrease in current and future benefits and claims.

Premiums and annuity considerations decreased $6 million for the three months ended September 30, 1995 from the three months ended September 30, 1994 primarily due to the decline in first year premiums for certain life insurance products.

Net investment income and realized investment gains improved from $64 million for the three months ended September 30, 1994 to $68 million for the three months ended September 30, 1995. This improvement was primarily due to the increase in capital gains.

Total benefits and expenses decreased $10 million for the three months ended September 30, 1995 from the same period in 1994. This relates to the decline in premiums.


2. INVESTMENTS

MORTGAGE LOANS. The balance of mortgage loans at September 30, 1995, was $65 million, a $7 million decrease from the end of 1994 resulting from the repayment of one loan during the first quarter of 1995. Currently, the Company has two loans with restructured terms in the amount of $7 million.

REAL ESTATE. As of September 30, 1995, the Company's investment in real estate was $4 million. Pruco Life sold one property during the first quarter of 1995 for $3 million, accounting for the decrease in this asset category since the beginning of the year.

                                     PART II



ITEM 1.  LEGAL PROCEEDINGS

Pruco Life is not involved in any litigation that is expected to have a material effect.


ITEM 2.  CHANGES IN SECURITIES

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No actions were taken during the third quarter of 1995.


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

     10.  Not applicable.

     11.  Not applicable.

     15.  Not applicable.

     18.  None.

     19.  Not applicable.

     22.  Not applicable.

     23.  None.

     24.  Not applicable.

     27. Exhibit 27, Financial Data Schedule, appended to this form in accordance with EDGAR instructions.

     99.  None

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




 . . . . . . . . . . . . .  PRUCO LIFE INSURANCE COMPANY
                                    (Registrant)







Signature                          Title                    Date
---------                          -----                    ----


/s/ Esther H. Milnes               President and Director   November 15, 1995
--------------------------
Esther H. Milnes




/s/ Stephen P. Tooley              Vice President           November 15, 1995
--------------------------         and Comptroller
Stephen P. Tooley