Form 10-K
period 1995-12-31
PRUCO LIFE INSURANCE CO
filed 1996-03-29
CIK 777917

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-37587


                   PRUCO LIFE INSURANCE COMPANY

     (Exact name of  Registrant as specified in its charter)


               Arizona                                   22-1944557
------------------------------------         ---------------------------------
 (State or other jurisdiction,               (IRS Employer Identification No.)
 incorporation or organization)


         213 Washington Street, Newark, New Jersey 07102
       ---------------------------------------------------
       (Address of principal executive offices) (Zip Code)


                       (201) 802-6000
      ----------------------------------------------------
      (Registrant's Telephone Number, including area code)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1996. Common stock, par value of $10 per share: 250,000 shares outstanding

                   PRUCO LIFE INSURANCE COMPANY
                           (Registrant)

                              INDEX
                              -----
Item                                                   Page
 No.                                                    No.
----                                                   ----
     Cover Page                                          -

     Index                                               2

PART I

 1.  Business                                            3

 2.  Properties                                          3

 3.  Legal Proceedings                                   3

 4.  Submission of Matters to a Vote of Security
      Holders                                            3

PART II

 5.  Market for the Registrant's Interests and Related
      Security Holder Matters                            4

 6.  Selected Financial Data                             4

 7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                5

 8.  Financial Statements and Supplementary Data         8

 9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure             8

PART III

 10. Directors and Executive Officers of Pruco Life      9

 11. Executive Compensation                             11

 12. Security Ownership of Certain Beneficial Owners
      and Management                                    11

 13. Certain Relationships and Related Transactions     11

PART IV

 14. Exhibits, Financial Statement Schedules and
      Reports on Form 8-K                               12

     Exhibit Index                                      12

     Signatures                                         14

                              PART I

ITEM 1.  BUSINESS

Pruco Life Insurance Company (the Company) is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company markets individual life insurance and single pay deferred annuities (the Contracts) in the District of Columbia, Guam, and in all states except New York. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two subsidiaries, Pruco Life Insurance Company of New Jersey (PLNJ) and The Prudential Life Insurance Company of Arizona (PLICA). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance and single pay deferred annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1989 under the laws of the state of Arizona. PLICA had no new business sales in 1995 and at this time will not be issuing new business.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America (The Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. The Prudential had approximately $219 billion of total consolidated assets at the end of 1995. As of December 31, 1995, it had invested over $442 million in the Company in connection with the Company's organization and operation. The Prudential intends from time to time to make additional capital contributions to the Company as needed to enable it to meet its reserve requirements and expenses in connection with its business. Generally, The Prudential is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No actions were taken during the fourth quarter of 1995. However, in an action in lieu of an annual meeting, The Prudential Insurance Company of America, the sole shareholder of Pruco Life, elected the following Directors of Pruco Life, effective as of September 20, 1995:

     Esther H. Milnes
     Robert P. Hill
     E. Michael Caulfield
     Garnett L. Keith, Jr.
     Ira J. Kleinman
     I. Edward Price
     William F. Yelverton

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S INTERESTS AND RELATED SECURITY HOLDER
         MATTERS

Pruco Life is a wholly-owned subsidiary of The Prudential. There is no public market for Pruco Life's common stock.

ITEM 6.  SELECTED FINANCIAL DATA



                              Pruco Life Insurance Company and Subsidiaries

                                                            For The Years Ended December 31,
                                            ------------------------------------------------------------------

                                                 1995          1994          1993          1992        1991
                                            ------------    ----------    ----------    ----------   ---------

Revenues
 Premiums, annuity fund deposits
  And other revenue                          $  615,379     $  603,864    $  591,660    $ 541,248      521,590
 Net investment income                          250,386        245,977       260,939      274,037      285,565
                                            ------------    ----------    ----------    ----------   ---------

Total revenues                                  865,765        849,841       852,599      815,285      807,155
                                            ------------    ----------    ----------    ----------   ---------

Benefits and expenses
 Current and future benefits and
    Claims                                      512,988        559,658       534,354      478,148      501,454
   Other expenses                               144,563        149,478       157,557      129,701      126,201
                                            ------------    ----------    ----------    ----------   ---------

Total benefits and expenses                     657,551        709,136       691,911      607,849      627,655
                                            ------------    ----------    ----------    ----------   ---------

Income before provision in lieu of
 federal income tax and cumulative effect
 of a change in accounting principle            208,214        140,705       160,688      207,436      179,500

Provision in lieu of federal
 income tax                                      50,013         87,750        83,640       96,578       75,242
                                            ------------    ----------    ----------    ----------   ---------

Net income before cumulative effect of
 a change in accounting principle            $  158,201         52,955        77,048      110,858      104,258
                                            ------------    ----------    ----------    ----------   ---------

Cumulative effect on prior years
 (To December 31, 1990) of change
 in reserve basis                            $        -              -             -            -      140,424
                                            ------------    ----------    ----------    ----------   ---------

Net income                                   $  158,201     $   52,955    $   77,048     $110,858     $244,682
                                            ------------    ----------    ----------    ----------   ---------
                                            ------------    ----------    ----------    ----------   ---------

Assets                                       $7,817,436     $7,090,802    $7,172,104   $6,709,958   $6,369,288
                                            ------------    ----------    ----------    ----------   ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pruco Life Insurance Company consists of Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and The Prudential Life Insurance Company of Arizona (collectively, the Company). The Company markets individual life insurance and single pay deferred annuities primarily through the Prudential's sales force. The Company held $7.8 billion in assets at December 31, 1995, $4.3 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and mortgage loans.

Because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, the Company is engaged in a business that is highly competitive. During the past several years, the insurance industry has suffered setbacks both financially and in public relations. The Company, however, remains sound.

1. RESULTS OF OPERATIONS

(a) 1995 versus 1994

Net income for 1995 was $158 million, representing a $105 million increase from the same period in 1994.

Premiums and annuity considerations decreased $42 million in 1995, from $612 million for the year ended December 31, 1994, to $570 million for the same period in 1995. This decrease is primarily due to the decline in first year premiums for certain life insurance products.

Net investment income increased $4 million for the twelve months ended
December 31, 1995, from the same period in 1994.   This  is primarily due to
an increase in income generated by policy loans.

The Company had net realized investment gains of $4 million during 1995 compared to investment losses of $21 million during 1994. This increase is due to our newly structured portfolio aligned more closely with the company's liability duration and reduced the portfolio's interest rate risk. Following statutory Interest Maintenance Reserve (IMR) guidelines, net realized investment gains of $9 million were deferred for the period ended December 31, 1995. In comparison, $20 million of net realized investment losses were deferred for the period ending December 31, 1994. Amortized into net investment income were $4 million and $5 million of IMR for the twelve month period ended December 31, 1995 and 1994, respectively.

Other income increased $28 million for the year ended December 31, 1995 from the year ended December 31,1994. This increase was partially due to a reclass of a special provision for non-guaranteed policyholder credits. In addition, the company share of separate account improved from a loss of $4 million for the year ended December 31, 1994 to a gain of $7 million for the same period in 1995.

Current and future benefits and claims decreased $47 million for the twelve months ended December 31, 1995, from the same period in 1994. This was driven by the decline in premiums during 1995, which reduces the level of reserves needed to be held.

Total expenses for the year ended December 31, 1995 decreased by $5 million from the same period in 1994. This is primarily due to a decrease in commission expenses of $4 million, which correlates with the decrease in sales.

Provision in lieu of federal income taxes decreased $38 million for the year ended December 31, 1995, as compared to December 31, 1994. Although operating income for 1995 was higher than the previous year, provision in lieu of federal income taxes benefited due to federal income taxes applicable to prior years.

(b) 1994 versus 1993

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

2. LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses, are met primarily from premiums and investment income. Benefit expenses incurred in 1995, 1994 and 1993 were respectively, $684 million, $547 million and $584 million. Cash flows are anticipated to be ample to meet the Company's liquidity needs for the foreseeable future.

3. INVESTMENTS

The Company maintains a well diversified portfolio consisting of fixed as well as equity investments. Of the Company's total assets of $7.8 billion as of December 31, 1995, 32.12% was invested in fixed maturities, 0.05% in equity securities, 2.92% in short-term investments, 0.82% in mortgage loans, 0.05% in real estate, 54.82% in separate account assets and the remaining 9.22% in other assets.

Fixed Maturities. As of December 31, 1995 and 1994, the Company's investments in fixed maturities, which are primarily carried at amortized cost, were $2.5 billion and $2.6 billion, respectively. Included in fixed maturities are securities classified by the National Association of Insurance Commissioners (NAIC) as being in the lowest three rating categories. The lowest three NAIC categories represent, for the most part, high-yield securities. These approximate 1.0% of the Company's assets at December 31, 1995 and 1.5% at December 31, 1994.

Mortgage Loans. As of December 31, 1995 and 1994, the Company's investments in mortgage loans were $64 million and $72 million, respectively. Mortgage loans are carried at the lower of unpaid principal balance or fair value of the underlying property. The decrease in mortgage loans is due to the payment of one loan totaling $6.0 million. Currently, the Company has two loans in the amount of $8.4 million in the process of foreclosure and two loans with restructured terms in the amount of $6.9 million.

Real Estate. As of December 31, 1995 and 1994, the Company's investment in real estate was $4 million and $7 million, respectively. Real estate is carried at the lower of cost or fair value less disposition costs. The Company sold one property during the first quarter of 1995.

4. EMERGING ACCOUNTING ISSUES

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP), which are considered statutory accounting practices for a wholly owned stock subsidiary of a mutual life insurance company. The Financial Accounting Standards Board (the "FASB") issued Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", which as amended, is effective for fiscal years beginning after December 15, 1995. Interpretation No. 40 changes the current practice of mutual life insurance companies, with respect to utilizing statutory basis financial statements for general purposes, in not allowing such financial statements to be referred to as having been prepared in accordance with GAAP. Interpretation No. 40 requires GAAP financial statements of mutual life insurance companies to apply all GAAP pronouncements, unless specifically exempted. Implementation of Interpretation No. 40 will require significant effort and judgement. The company is assessing the impact of Interpretation No. 40 on its consolidated financial statements, such effort has not been completed and management currently believes surplus will increase significantly.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-1 hereof. See Index to Financial Statements and Schedules elsewhere in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 12, 1996, Deloitte & Touche LLP was dismissed as the independent accountants of the Registrant.

No disagreements exist.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PRUCO LIFE

Name                               Position                                Age
----                               --------                                ---
Robert P. Hill                     Chairman of the Board
                                   and  Director                            55

I. Edward Price                    Vice Chairman of the Board               53
                                   and Director

Esther H. Milnes                   President and Director                   45

Beverly R. Barney                  Senior Vice President                    48

Robert W. Earl                     Senior Vice President                    44

Richard F. Lambert                 Senior Vice President, Chief Actuary     39

Michael R. Shapiro                 Senior Vice President                    48

Lawrence J. Sundram                Senior Vice President                    49

Stephen P. Tooley                  Vice President, Comptroller              43
                                   and Chief Accounting Officer

E. Michael Caulfield               Director                                 49

Garnett L. Keith, Jr.              Director                                 60

Ira J. Kleinman                    Director                                 48

William F. Yelverton               Director                                 54

------------------------------------------------------------------------------

Robert P. Hill, age 55, has been Executive Vice President of The Prudential since 1990. Prior to 1990, he was Senior Vice President and Actuary of The Prudential.

I. Edward Price, age 53, has been Senior Vice President and Actuary of Prudential Individual Insurance since 1995. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994 he was President of Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of The Prudential.

Esther H. Milnes, age 45, has been Vice President and Actuary of Prudential Individual Insurance Group since 1996. From 1993 to 1995, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of The Prudential.

Beverly R. Barney, age 48, has been Vice President and Re-Engineering Officer of Prudential Insurance and Financial Services since 1995. From 1993 to 1995, she was Senior Vice President and Associate Actuary of Prudential Direct. Prior to 1993, she was Senior Vice President and Actuary of Pruco Life.

Robert W. Earl, age 44, has been Managing Director of the Houston
Financial Services Office for Prudential Preferred Financial Services since 1994. From 1993 to 1994 he was Vice President of Strategic Initiatives at Prudential Preferred Financial Services. Prior to 1993, he was Vice President of Regional Marketing for The Prudential.

Richard F. Lambert, age 39, has been Vice President and Actuary of Prudential Individual Insurance Group since 1996. From 1994 to 1995, he was Vice President and Chief Actuary of Prudential Preferred Financial Services. From 1993 to 1994, he was Vice President and Actuary of Prudential Preferred Financial Services. Prior to 1993, he was Vice President and Associate Actuary of The Prudential.

Michael R. Shapiro, age 48, has been Senior Vice President of Prudential Select Marketing since 1987.

Lawrence J. Sundram, age 49, has been Vice President of Marketing of Prudential Individual Insurance Group since 1996. From 1994 to 1996, he was Senior Vice President of Property and Casualty at Prudential Insurance and Financial Services. From 1993 to 1994, he was Vice President of Prudential Insurance and Financial Services. Prior to 1993, he was Vice President of District Agencies Marketing for The Prudential.

Stephen P. Tooley, age 43, has been Vice President, Product Performance of Prudential Individual Insurance Group since 1996. From 1993 to 1995, he was Vice President and Comptroller of Prudential Insurance and Financial Services. Prior to 1993, he was Director of Financial Analysis for The Prudential.

E. Michael Caulfield, age 49, has been Chief Executive Officer of The Prudential Money Management Group since 1995. From 1993 to 1995, he was President of Prudential Preferred Financial Services. From 1992 to 1993, he was President of Prudential Property and Casualty Insurance Company. Prior to 1992, he was President of Investment Services of The Prudential.

Garnett L. Keith, Jr., age 60, has been Vice Chairman of The Prudential since 1984.

Ira J. Kleinman, age 48, has been Chief Marketing and Product Development Officer of Prudential Individual Insurance Group since 1995. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of The Prudential. Prior to 1992, he was Vice President of
The Prudential.

William F. Yelverton, age 54, has been Chief Executive Officer of The Prudential Individual Insurance Group since 1995. Prior to 1995, he was Chief Executive Officer of New York Life Worldwide.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the portion of compensation, paid by The Prudential, to each named executive officer for services provided to the Company. The amounts have been determined based on each individual's time devoted to the duties as an executive of Pruco Life and its subsidiaries during 1995.

NAME &                                       ALLOCATED CASH
PRINCIPAL                                    COMPENSATION
POSITION                      YEAR                 $
--------                      ----           --------------
Esther H. Milnes              1995             $  17,879
President                     1994             $  14,250
                              1993             $   9,846

Beverly R. Barney             1995             $   9,771
Senior Vice President         1994             $       0
                              1993             $ 126,142

Helen M. Galt                 1995             $  ------
President                     1994             $  ------
                              1993*            $  13,382

 * Resigned position as of July, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1) and (2) Financial Statements and Schedules of registrant and its subsidiaries are listed in the accompanying "Index to Financial Statements and Schedules" on page F-2 hereof and are filed as part of this Report.

          (a)(3) EXHIBITS

          REGULATION S-K

          2.   Not applicable.

          3.   Documents Incorporated by Reference

               (I) The Articles of Incorporation of Pruco Life, as amended October 19, 1993, are incorporated herein by reference to Exhibit 14 (3) of the Pruco Life Insurance Company Form 10-K for the fiscal year ended December 31, 1993; (ii) Bylaws of Pruco Life, as amended June 14, 1983, are incorporated herein by reference to Post-Effective Amendment No. 13 to Form S-6, Registration No. 2-89558, filed March 2, 1989 on behalf of the Pruco Life Variable Appreciable Account.

          4.   Exhibits

               Modified Guaranteed Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-37587, filed November 2, 1990.

               Market-Value Adjustment Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-61143, filed November 17, 1995.

          9.   None

          10.  None.

          11.  Not applicable.

          12.  Not applicable.

          13.  Not applicable.

          16.  Not applicable.

          18.  None.

          21. Pruco Life Insurance Company of New Jersey, a stock life insurance company organized under the laws of the state of New Jersey, is a wholly owned subsidiary of Pruco Life. It is licensed to sell life insurance and annuities only in the States of New Jersey and New York.

               The Prudential Life Insurance Company of Arizona, a stock life insurance company organized under the laws of the State of Arizona, is a wholly owned subsidiary of Pruco Life. It is licensed to sell life insurance and annuities only in the State of Arizona.

          22.  None.

          23.  Not applicable.

          24. Powers of Attorney, incorporated by reference to Form S-6, Registration No. 33-38271, filed January 8, 1991, on behalf of the Pruco Life Variable Universal Account.

          27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

          28.  Not applicable.

          (b)  Reports on 8-K

               No report on Form 8-K was filed during the last fiscal year ended December 31, 1995. On March 19, 1996 a report on Form 8-K was filed with the Securities and Exchange Commission.

          99.  None.

                                  SIGNATURES


Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

 . . . . . . . . . PRUCO LIFE INSURANCE COMPANY
                           (Registrant)


Date:        March 29, 1996              By:  /s/ Esther H. Milnes
      -----------------------------         ---------------------------
                                             Esther H. Milnes
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                             DATE
---------                           -----                             ----

* -------------------     Vice Chairman of the Board             March 29, 1996
I. Edward Price           and Director

/s/ Esther H. Milnes
---------------------     President and Director                 March 29, 1996
Esther H. Milnes

/s/ Stephen P. Tooley
----------------------    Vice President and Comptroller         March 29, 1996
Stephen P. Tooley         and Chief Accounting Officer





                                      By: *
                                            /s/ Thomas Loftus
                                          ------------------------
                                      Thomas Loftus
                                      (Attorney-in-Fact)

SIGNATURE                           TITLE                             DATE
---------                           -----                             ----

* -------------------     Director                               March 29, 1996
E. Michael Caulfield

* -------------------     Director                               March 29, 1996
Garnett L. Keith, Jr.

* -------------------     Director                               March 29, 1996
Ira J. Kleinman

* -------------------     Director                               March 29, 1996
William F. Yelverton



                                      By: *
                                           /s/ Thomas Loftus
                                          ------------------------
                                      Thomas Loftus
                                      (Attorney-in-Fact)

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549



                           FORM 10-K
                         ANNUAL REPORT





        CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993







         PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

           PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS and FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS AND SCHEDULES                                        PAGE

A.   PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

     INDEPENDENT AUDITORS' REPORT                                          F-3

     CONSOLIDATED FINANCIAL STATEMENTS:

          STATEMENTS OF FINANCIAL POSITION - DECEMBER 31, 1995 AND
          DECEMBER 31, 1994                                                F-4

          STATEMENTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1995,
          1994 AND 1993                                                    F-5

          STATEMENTS OF STOCKHOLDER'S EQUITY - YEARS ENDED DECEMBER 31,
          1995, 1994 AND 1993                                              F-6

          STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31, 1995,
          1994 AND 1993                                                    F-7

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - YEARS ENDED
          DECEMBER 31, 1995, 1994 AND 1993                                 F-8


     SCHEDULES:

          SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
          IN AFFILIATES - DECEMBER 31, 1995                                F-20

          SCHEDULE VI - SCHEDULE OF REINSURANCE - FOR THE YEARS ENDED
          DECEMBER 31, 1995, 1994 AND 1993                                 F-21

                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Pruco Life Insurance Company
Newark, New Jersey

We have audited the accompanying consolidated statements of financial position of Pruco Life Insurance Company and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pruco Life Insurance Company and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relations to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Parsippany, New Jersey
March 15, 1996

                        CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                            DECEMBER 31,
                                                       1995              1994
                                                     --------          --------
                                                              ($000's)
ASSETS

     Fixed maturities (market value $2,598,439
        and $2,596,172).......................      $2,510,783        $2,647,315
     Equity securities (cost$5,317 and $5,434)           4,009             3,326
     Mortgage loans...........................          64,464            71,919
     Investment in real estate................           4,059             7,189
     Policy loans.............................         569,273           493,862
     Other long-term investments..............           4,159             4,044
     Short-term investments...................         228,016           191,455
                                                    ----------        ----------
        Total Investments.....................       3,384,763         3,419,110

     Cash.....................................          41,435            27,780
     Accrued investment income................          59,862            59,382
     Premiums due and deferred................          19,521            16,821
     Receivable from affiliates...............           8,275             7,517
     Federal income taxes-from affiliate......           8,875            23,306
     Other assets.............................           9,436            25,102
     Assets held in Separate Accounts.........       4,285,269         3,511,784
                                                    ----------        ----------
TOTAL  ASSETS..................................     $7,817,436        $7,090,802
                                                    ----------        ----------
                                                    ----------        ----------

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
     Policy liabilities and insurance reserves:
        Future policy benefits and claims.....      $2,606,856        $2,767,552
        Other policy claims and benefits payable        13,822            15,184
        Interest Maintenance Reserve (IMR)....          27,282            21,802
     Payable to affiliates....................          41,584            30,257
     Other liabilities........................          52,865           131,695
     Asset Valuation Reserve (AVR)............          37,268            23,690
     Liabilities related to Separate Accounts        4,208,737         3,424,535
                                                    ----------        ----------
TOTAL LIABILITIES                                    6,988,414         6,414,715
                                                    ----------        ----------

STOCKHOLDER'S EQUITY:
     Common Stock, $10 par value; authorized,
        1,000,000 shares; issued and outstanding,
        250,000 shares........................           2,500             2,500
     Paid-in capital..........................         439,582           439,582
     Unassigned surplus.......................         386,940           234,005
                                                    ----------        ----------

TOTAL STOCKHOLDER'S EQUITY.....................        829,022           676,087
                                                    ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....     $7,817,436        $7,090,802
                                                    ----------        ----------
                                                    ----------        ----------

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                       1995        1994        1993
                                                     --------    --------    --------
                                                                 ($000's)
REVENUE

     Premiums and annuity considerations.......     $ 570,440   $ 611,820    $563,900
     Net investment income.....................       250,386     245,977     260,939
     Net realized investment gains/(losses)....         3,952     (21,215)      8,878
     Other income..............................        40,987      13,259      18,882
                                                    ---------   ---------    --------
TOTAL REVENUE...................................      865,765     849,841     852,599
                                                    ---------   ---------    --------

BENEFITS AND EXPENSES

     Current and future benefits and claims....       512,988     559,658     534,354
     Commission expenses.......................        25,755      30,169      28,386
     General, administrative and other expenses       118,808     119,309     129,171
                                                    ---------   ---------    --------

TOTAL BENEFITS AND EXPENSES.....................      657,551     709,136     691,911
                                                    ---------   ---------    --------

     Income before provision in lieu of federal
       income tax..............................       208,214     140,705     160,688
     Provision in lieu of federal
       income tax..............................       (50,013)    (87,750)    (83,640)
                                                    ---------   ---------    --------

NET INCOME......................................     $158,201   $  52,955    $ 77,048
                                                    ---------   ---------    --------
                                                    ---------   ---------    --------

                   SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED FINANCIAL STATEMENTS OF
             PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                           1995        1994         1993
                                                       -----------  -----------  -----------
                                                                      ($000's)
COMMON STOCK
     Balance, beginning of year......................   $  2,500     $  2,500    $  2,500
     Issued during year..............................          -            -           -
                                                        --------     --------    --------
     Balance, end of year............................      2,500        2,500       2,500
                                                        --------     --------    --------
PAID-IN CAPITAL
     Balance, beginning of year......................     439,582      439,582    439,582
     Paid-in during year.............................           -            -          -
                                                         --------     --------   --------
      Balance, end of year                                439,582      439,582    439,582
                                                         --------     --------   --------
UNASSIGNED SURPLUS
     Balance, beginning of year......................     234,005      176,711    162,530
     Net income......................................     158,201       52,955     77,048
     Net unrealized investment gains/(losses)........       8,761        5,814     (9,351)
     (Increase) decrease in non-admitted assets......        (449)        (477)       575
     (Increase) decrease in AVR......................     (13,578)        (998)     5,909
     Dividends to stockholder........................           -            -    (60,000)
                                                         --------     --------   --------
     Balance, end of year............................     386,940      234,005    176,711
                                                         --------     --------   --------

TOTAL STOCKHOLDER'S EQUITY...........................    $829,022     $676,087   $618,793
                                                         --------     --------   --------
                                                         --------     --------   --------





          SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 CONSOLIDATED FINANCIAL STATEMENTS OF
             PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                           1995        1994         1993
                                                       -----------  -----------  -----------
                                                                     ($000's)
CASH FLOW FROM OPERATING ACTIVITIES

     Net income...............................         $ 158,201    $  52,955    $  77,048
     Adjustments to reconcile net income
       to net cash from operations:
     Increase/(Decrease) in policy
       liabilities and insurance reserves.....          (162,058)    (143,153)    (124,602)
     Net decrease in Separate Accounts........            10,717        5,674       12,173
     Net realized investment (gains)/losses...            (3,952)      21,215       (8,878)
     Depreciation, amortization and
       Other non-cash items...................            (2,854)         314        1,907
     (Increase)/decrease in operating assets:
       Policy loans...........................           (75,411)     (73,591)     (71,472)
       Notes receivable from affiliates.......                 -       50,000        9,000
       Interest receivable from affiliates....                 -           23          420
       Accrued investment income..............              (480)      (2,597)         880
       Premiums due and deferred..............            (2,700)        (252)        (880)
       Receivable from affiliates.............              (758)        (637)       1,970
       Federal income taxes-from affiliate....            14,467      (19,155)       6,879
       Other assets...........................            15,666       (9,273)      (9,481)
     Increase/(decrease) in operating liabilities:
       Payable to affiliates..................            11,327      (24,029)      13,260
       Federal income taxes-to affiliate......               (36)           -            -
       Other liabilities......................           (78,830)      27,710       34,632
                                                       ----------   -----------   ---------
CASH FLOW FROM (USED FOR) OPERATING ACTIVITIES          (116,701)    (114,796)     (57,144)
                                                       ----------   -----------   ---------
CASH FLOW FROM INVESTING ACTIVITIES

     Proceeds from the sale/maturity of:
       Fixed maturities.......................         2,031,587    2,710,424    1,687,992
       Equity securities......................             5,557        1,909        4,032
       Mortgage loans.........................             7,395       10,821       21,691
       Other long-term investments............             1,559          607          520
       Investment in real estate..............             2,925        8,676            -
     Payments for the purchase of:
       Fixed maturities.......................        (1,876,232)  (2,561,081)  (1,483,234)
       Equity securities......................            (4,279)      (2,436)      (3,068)
       Mortgage loans.........................                 -      (35,276)        (918)
       Other long-term investments............            (1,674)      (1,584)         (84)
       Investment in real estate..............                 -            -          (20)
     Net proceeds (payments) of short-term
       investments............................           (36,482)       9,845     (116,735)
                                                       ----------   -----------   ---------
Cash Flow From Investing Activities............          130,356      141,905      110,176
                                                       ----------   -----------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
     Dividends paid...........................                 -            -      (60,000)
                                                       ----------   -----------   ---------
     Net increase (decrease) in Cash..........            13,655       27,109       (6,968)
     Cash, beginning of year..................            27,780          671        7,639
                                                       ----------   -----------   ---------
CASH, END OF YEAR..............................       $   41,435   $   27,780    $     671
                                                       ----------   -----------   ---------
                                                       ----------   -----------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Non-cash financing: Investment in real estate
       from foreclosed mortgage loans.........        $        -   $    4,139    $   7,300
                                                       ----------   -----------   ---------
                                                       ----------   -----------   ---------
     Cash paid in lieu of income taxes........        $   53,107   $   73,903    $  76,760
                                                       ----------   -----------   ---------
                                                       ----------   -----------   ---------




          SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
              PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES

  A. PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Pruco Life Insurance Company (Pruco Life), a stock life insurance company, and its subsidiaries (collectively, the Company). Pruco Life is a wholly-owned subsidiary of The Prudential Insurance Company of America (The Prudential), a mutual life insurance company. The Company markets individual life insurance and single pay deferred annuities primarily through The Prudential's sales force. All significant intercompany balances and transactions have been eliminated in consolidation.

  B. Basis of Presentation

     The consolidated financial statements are presented in conformity with generally accepted accounting principles ("GAAP"), which for mutual life insurance companies and their insurance subsidiaries are statutory accounting practices prescribed or permitted by the National Association of Insurance Commissioners ("NAIC") and their respective domiciliary home state insurance departments. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     The Company, with permission from the Arizona Department of Insurance ("the Department"), prepares an Annual Report that differs from the Annual Statement filed with the Department in that subsidiaries are consolidated and certain financial statement captions are presented differently.

     Certain reclassifications have been made to the 1994 and 1993 financial statements and footnotes to conform to the 1995 presentation. Included in the Statement of Operations are certain items which, under statutory accounting practices, are charged or credited directly to surplus.

     Management has used estimates and assumptions in the preparation of the financial statements that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
              PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

The following is a reconciliation of Pruco Life's Statutory Net Income with net income per the consolidated financial statements.

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                           1995        1994        1993
                                                          ------      ------      ------
                                                                     ($000's)
     Pruco Life Statutory Net Income including net
       gains and losses on sales of investments.......   $113,565    $ 49,374    $ 79,405

     Adjustments to reconcile to net income
       As follows:
       Dividends from subsidiary......................          -           -     (26,000)
       Change in General Account Reserve due to
          changes in valuation basis.................       8,990      10,853      (2,331)
       Provision for future assessments...............        367         377         588
       Net gain from operations in Separate Accounts..     (9,775)      8,880       5,114
       Gain/(Loss) due to income tax applicable
         to other than current year...................     19,752     (33,001)          -
       Other..........................................       (510)        (13)         67
       Subsidiaries' Statutory Net Income.............     25,812      16,485      20,205
                                                         --------    --------    --------
     Consolidated Net Income..........................   $158,201    $ 52,955    $ 77,048
                                                         --------    --------    --------
                                                         --------    --------    --------

C.   FUTURE APPLICATION OF ACCOUNT STANDARDS

     The Financial Accounting Standards Board (the "FASB") issued Interpretation No. 40, "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises," which, as amended, is effective for fiscal years beginning after December 15, 1995. Interpretation No. 40 changes the current practice of mutual life insurance companies, with respect to utilizing statutory basis financial statements for general purposes, in not allowing such financial statements to be referred to as having been prepared in accordance with GAAP. Interpretation No. 40 requires GAAP financial statements of mutual life insurance companies to apply all GAAP pronouncements, unless specifically exempted. Implementation of Interpretation No. 40 will require significant effort and judgement. The company is assessing the impact of Interpretation No. 40 on its consolidated financial statements, such effort has not been completed and management currently believes surplus will increase significantly.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
              PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

D.   SELECTED FINANCIAL DATA OF PRUCO LIFE

     Pruco Life markets the Future Value Annuity Contract, and individual deferred annuity contract. Only assets of Pruco Life, shown below, are available to meet the guarantees under this annuity contract. The following is the selected financial data of Pruco Life:

                                                           DECEMBER 31,
                                                    1995                1994
                                                   ------              ------
                                                            ($000's)
Assets:

     Investments other than subsidiaries........  $2,736,259         $ 2,758,088
     Investment in subsidiaries.................     198,601             169,816
     Other assets...............................     132,185             135,778
     Assets held in Separate Accounts...........   3,495,841           2,869,734
                                                  ----------         -----------
     Total Assets...............................  $6,562,886         $ 5,933,416
                                                  ----------         -----------
                                                  ----------         -----------

Liabilities:

     Policy liabilities and insurance reserves..  $2,187,632         $ 2,296,987
     Other liabilities..........................     115,115             163,322
     Liabilities related to Separate Accounts...   3,431,117           2,797,020
                                                  ----------         -----------
     Total Liabilities..........................  $5,733,864         $ 5,257,329
                                                  ----------         -----------
                                                  ----------         -----------

                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                    1995       1994      1993
                                                  --------   --------  --------
                                                            ($000's)
     Revenues................................... $ 717,990  $ 698,685  $ 716,402

     Benefits, expenses and taxes...............   588,812    659,237    633,277
                                                  --------   --------   --------

     Net Income................................. $ 129,178  $  39,448  $  83,125
                                                  --------   --------   --------
                                                  --------   --------   --------

E.   INVESTMENTS

     Fixed maturities, which include long-term bonds and redeemable preferred stock, are stated primarily at amortized cost. Certain investments in this category were non-income producing at December 31, 1995 and 1994. These investments amounted to $29 million and $13 million, respectively.

     Equity securities, which consist primarily of common stock, are carried at market value which is based on quoted market prices, where available, or prices provided by the National Association of Insurance Commissioners'
     (NAIC) Securities Valuation Office (SVO).

     Mortgage loans are carried at the lower of the fair value of the underlying property or unpaid principal balance. At December 31, 1995, two loans were in foreclosure in the amount of $8 million. At December 31, 1994, one loan was in foreclosure in the amount of $6 million.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
              PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

Policy loans are stated primarily at unpaid principal balances.

All the Company's real estate investments were acquired through foreclosure during 1995 and 1994. These properties are carried at the lower of cost of fair value less disposition costs. Fair value is considered to be the amount that could reasonably be expected in a current transaction between willing parties, other than in forced or liquidation sale. Depreciation on these properties for the years ended December 31, 1995 and 1994 was $106 thousand and $456 thousand, respectively.

Other long-term investments, which consist solely of limited partnerships, are valued at the aggregate net equity in the partnerships. Certain investments in this category were non-income producing at December 31, 1995. These investments amounted to $300 thousand. There were no non-income producing investments at December 31, 1994.

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

Reserves for deferred individual annuity contracts are determined using the Commissioner's Annuity Reserve Valuation Method.

For life insurance and annuities, unpaid claims include estimates of both the death benefits on reported claims and those which are incurred but not reported.

Reserves for other deposit funds or other liabilities with life contingencies reflect the contract deposit account or experience accumulation for the contract and any purchased annuity reserves.

G.   REVENUE RECOGNITION AND RELATED EXPENSES

Premium revenues are recognized as income over the premium paying period of the related policies. Annuity considerations are recognized as revenue when received. Expenses, including new business acquisition costs such as commissions, are charged to operations as incurred.

H.   ASSET VALUATION RESERVE AND INTEREST MAINTENANCE RESERVE

The Asset Valuation Reserve (AVR) and the Interest Maintenance Reserve (IMR) are required for life insurance companites under NAIC regulations. The AVR is calculated based on a statutory formula and designed to mitigate the effect of valuation and credit-related losses on unassigned surplus.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


The components of AVR at December 31, 1995 and 1994 are as follows:

                                               ($000's)

                                              Fixed                        Equity       Real Estate
                                            Maturities     Mortgages     Securities     & Other Inv.     Total
                                            ----------     ---------     ----------     ------------   --------
   Beginning of year 1994 - AVR              $ 18,294       $ 3,699        $   699         $    0      $ 22,692
   Additions                                   12,062         2,166            348          2,047        16,623
   Deductions                                 (10,454)       (4,355)          (314)          (502)      (15,625)
                                            ----------     ---------     ----------     ------------   --------
   End of Year 1994 - AVR                    $ 19,902       $ 1,510        $   733         $1,545      $ 23,690
                                            ----------     ---------     ----------     ------------   --------
                                            ----------     ---------     ----------     ------------   --------

   Beginning of Year 1995 - AVR              $ 19,902       $ 1,510        $   733         $1,545      $ 23,690
   Additions                                   14,540         1,007          2,764            272        18,583
   Deductions                                  (1,832)          (39)        (2,627)          (507)       (5,005)
                                            ----------     ---------     ----------     ------------   --------
   End of Year 1995 - AVR                    $ 32,610       $ 2,478        $   870         $1,310      $ 37,268
                                            ----------     ---------     ----------     ------------   --------
                                            ----------     ---------     ----------     ------------   --------

     The IMR captures net realized capital gains and losses resulting from changes in the general level of interest rates. These gains and losses are amortized into investment income over the expected remaining life of the investment sold. The IMR balance was $27.3 million and $21.8 million at December 31, 1995 and 1994, respectively. "Net realized investment gains/ (losses)" of $9.2 million and $(19.9) million were deferred in 1995 and 1994, respectively. Amortized into "Net investment income" were $3.8 million and $4.8 million of IMR for the year ended December 31, 1995 and 1994, respectively.

I.   FEDERAL INCOME TAXES

     The Company is a member of a group of affiliated companies which join in filing a consolidated federal tax return. Pursuant to a tax allocation agreement, current tax liabilities are determined for individual companies based upon their separate return basis taxable income. Members with taxable income incur an amount in lieu of the separate return basis federal tax. Members with a loss for tax purposes recognize a current benefit in proportion to the amount of their losses utilized in computing consolidated taxable income. Differences between estimated liabilities and actual payments are included in the current year's operations as an adjustment to the provision in lieu of income taxes. For the year 1993, the Company was allocated a portion of the consolidated income tax liability attributable to Section 809 of the Internal Revenue Code (commonly referred to as "Equity Tax"). Since 1994, the Company has no longer been allocated this Equity Tax.

     Taxes on the Company are calculated under the Internal Revenue Code of 1986 which provides that life insurance companies be taxed on their gain from operations after dividends to policyholders. In calculating this tax, the Code requires the capitalization and amortization of policy acquisition expenses.

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
           PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


J.   SEPARATE ACCOUNTS

Separate accounts represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the policyholders, with the exception of the Pruco Life Modified Guaranteed Annuity Account. The Pruco Life Modified Guaranteed Annuity Account is a non-unitized separate account, which funds the Modified Guaranteed Annuity Contract and the Market Value Adjustment Annuity Contract. Owners of the Pruco Life Modified Guaranteed Annuity and the Market Value Adjustment Annuity contracts do not participate in the investment gain or loss from assets relating to such accounts. Such gain or loss is borne, in total, by Pruco Life. Assets are carried at market value. Deposits to such accounts are included in revenues with a corresponding liability increase included in benefits and expenses. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Consequently, management believes that it is appropriate to combine Separate Account policyholder net investment income and net realized and unrealized capital gains/(losses)along with benefit payments and change in reserves in "Current and future benefits and claims". Policyholder net investment income and net realized and unrealized gains/(losses)for the years ended December 31, 1995, 1994 and 1993 were $805 million, ($28) million and $443 million, respectively.

2.   FEDERAL INCOME TAXES

     The following is a reconciliation of the Company's federal tax provision as computed at the federal tax rate with that computed at the Company's effective tax rate. The below amounts include federal income tax applicable to prior years, where appropriate.

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                    1995       1994      1993
                                                  --------   --------  --------
                                                             ($000's)
     Income before provision in lieu of
       federal income taxes.....................  $208,214   $140,705  $160,688

     Statutory tax rate.........................        35%        35%       35%
                                                  --------   --------  --------

     Expected federal income taxes..............  $ 72,875   $ 49,247  $ 56,241
       Tax effect of:
          Statutory/tax policy reserve
            difference.........................    (14,524)    19,949    14,577
          Timing differences in tax/book income
            recognition on investments.........     (6,980)    11,608     4,055
          Timing differences in tax/book income
            Recognition-other..................     (7,173)    (6,816)     (415)
          Decrease/(Increase) in life insurance
            premiums deferred and uncollected..       (953)       (88)     (308)
          Capitalization of policy acquisition
            expenses...........................      6,768     13,850     7,374
          Allocated equity tax.................          -          -     2,116
                                                  --------   --------  --------
       Federal income taxes.....................  $ 50,013    $87,750   $83,640
                                                  --------   --------  --------
                                                  --------   --------  --------
       Effective tax rate.......................        24%        62%       52%
                                                  --------   --------  --------
                                                  --------   --------  --------

                                      F-13

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
           PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3.  NET INVESTMENT INCOME

    Net investment income consisted of:

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                     1995      1994      1993
                                                  --------- ---------  --------
                                                            ($000's)
     Gross investment income
       Fixed maturities.......................... $ 194,198 $ 196,909  $216,660
       Equity securities.........................       104        14        22
       Mortgage loans............................     7,757     4,041     6,359
       Investment in real estate.................       647     2,146     2,066
       Policy loans..............................    29,775    25,692    21,741
       Short-term investments....................    15,092    12,676     9,031
       Other.....................................     3,949     5,075     3,945
                                                  --------- ---------  --------
                                                    251,522   246,553   259,824

     Investment expenses.........................    (4,904)   (5,421)   (5,570)
                                                  --------- ---------  --------
     Net investment income before IMR............   246,618   241,132   254,254

     Amortization of Interest Maintenance Reserve     3,768     4,845     6,685
                                                  --------- ---------  --------

     Net investment income....................... $ 250,386 $ 245,977  $260,939
                                                  --------- ---------  --------
                                                  --------- ---------  --------

4.   INVESTMENT AND INVESTMENT GAINS (LOSSES)

                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                     1995      1994       1993
                                                  --------- ---------   --------
                                                            ($000's)
     Realized Gains (Losses)
       Fixed maturities.......................... $  11,359 $ (38,180)  $ 32,471
       Equity securities.........................     2,020       503        607
       Mortgage loans............................       (90)   (4,581)    (2,592)
       Investment in real estate.................       (99)    1,184     (2,004)
       Other.....................................        10        (1)      (411)
     Tax effected amounts transferred to Interest
       Maintenance Reserve.......................    (9,248)   19,860    (19,193)
                                                  --------- ---------   --------
     Net realized investment gains............... $   3,952 $ (21,215)  $  8,878
                                                  --------- ---------   --------
                                                  --------- ---------   --------
     Unrealized Gains (Losses)
       Fixed maturities..........................     9,192     5,430    (9,380)
       Equity securities.........................       799      (490)      260
       Other.....................................    (1,229)      874      (231)
                                                  --------- ---------   --------
     Net unrealized investment gains (losses)         8,762     5,814    (9,351)

     Balance beginning of year...................   (12,352)  (18,166)   (8,815)
                                                  --------- ---------   --------
     Balance end of year......................... $  (3,590)$ (12,352) $(18,166)
                                                  --------- ---------   --------
                                                  --------- ---------   --------

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
            PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                  EQUITY SECURITIES AT DECEMBER 31,
                  ---------------------------------
                               ($000's)

                                          GROSS UNREALIZED
                           COST      GAINS          LOSSES      FAIR MARKET VALUE
                           ----      -----          ------      -----------------
     1995 ...........  $   5,317    $   581        $  1,889          $4,009
     1994 ...........      5,434        386           2,493           3,327
     1993 ...........      4,405        742           2,359           2,788

                           FIXED MATURITIES
                           ----------------
                               ($000's)

                AT DECEMBER 31,

                                             INCREASE (DECREASE) IN
              AMORTIZED      MARKET          DIFFERENCE BETWEEN MARKET VALUE
                COST         VALUE          AND AMORTIZED COST DURING THE YEAR
                ----         -----          ----------------------------------
     1995 .. $2,510,782    $2,598,439                 $ 138,800
     1994 ..  2,647,315     2,596,172                  (167,494)
     1993 ..  2,835,251     2,951,602                    10,453

The amortized cost and estimated market value of fixed maturities at December 31, 1995 and 1994 are as follows:


                                                   Gross           Gross     Estimated
     1995                          Amortized     unrealized     unrealized     market
     ----                            Cost          Gains          Losses        value
                                   ($000's)      ($000's)        ($000's)      ($000's)

U.S. Treasury securities
and obligations of
U.S. government corporations
and agencies . . . . . . . . . . $  324,854     $  6,829        $    61     $  331,622

Obligations of U.S. and
political subdivisions . . . . .          _            _              -              -

Debt securities issued by
foreign governments and
their agencies . . . . . . . . .     73,042        3,055              -         76,097

Corporate securities . . . . . .  1,943,696       73,489          3,974      2,013,211

Mortgage backed
securities . . . . . . . . . . .    169,190        8,717            398        177,509
                                 ----------     --------        -------     ----------
Total  . . . . . . . . . . . . . $2,510,782     $ 92,090        $ 4,433     $2,598,439
                                 ----------     --------        -------     ----------
                                 ----------     --------        -------     ----------

                                      F-15

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993



                                                      Gross             Gross      Estimated
     1994                          Amortized        unrealized       unrealized     market
     ----                             Cost             Gains            Losses       value
                                    ($000's)         ($000's)         ($000's)     ($000's)
U.S. Treasury securities
and obligations of
U.S. government corporations
and agencies . . . . . . . . . .   $  409,678     $      224     $   20,259     $  389,643

Obligations of U.S. and
political subdivisions . . . . .            -              -              -              -

Debt securities issued by
foreign governments and
their agencies . . . . . . . . .       86,026          2,075          2,310         85,791

Corporate securities . . . . . .    1,960,296         17,005         43,521      1,933,780
Mortgage-backed
securities . . . . . . . . . . .      191,315          1,429          5,786        186,958
                                   ----------     ----------     ----------     ----------
Total  . . . . . . . . . . . . .   $2,647,315     $   20,733     $   71,876     $2,596,172
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

The amortized cost and estimated market value of fixed maturities at December 31, 1995 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           Estimated
                                                    Amortized               Market
                                                       Cost                  Value
                                                     ($000's)               ($000's)
                                                  -----------              ----------
Due in one year or less . . . . . . . . . . . .   $  161,693               $  163,629

Due after one year through five years . . . . .    1,500,204                1,549,264

Due after five years through ten years  . . . .      529,845                  556,294

Due after ten years . . . . . . . . . . . . . .      149,850                  151,743
                                                  ----------               ----------
                                                   2,341,592                2,420,930

Mortgage-backed securities . . . . . . . . . .       169,190                  177,509
                                                  ----------               ----------

Total  . . . . . . . . . . . . . . . . . . . .    $2,510,782               $2,598,439
                                                  ----------               ----------
                                                  ----------               ----------

Proceeds from the sale/maturity of fixed maturities during 1995, 1994, and 1993 were $2.0 billion, $2.7 billion and $1.7 billion, respectively. Gross gains of $28.8 million, $16.8 million and $44.5 million and gross losses of $17.5 million, $49.8 million and $12.0 million were realized on those sales during 1995, 1994, and 1993, respectively.

The Company invests in both investment grade and non-investment grade securities. The SVO of the NAIC rates fixed maturities held by insurers (SVO rated securities accounted for approximately 87.2% and 93.6% of the Company's total fixed maturities balances at both December 31, 1995 and 1994) for regulatory purposes and groups investments into six categories ranging from highest quality bonds to those in or near default. The lowest three NAIC categories represent, for the most part, high-yield securities and are defined by the NAIC as including any security with a public agency rating of B+ or B1 or less.

Included in "fixed maturities" are securities that are classified by the NAIC as being in the lowest three rating categories. These approximated 1.0% and 1.5% of the Company's assets at December 31, 1995 and 1994, respectively.
The amount by which the market value of these securities exceeded the carrying value was approximately $1.8 million and $(0.9) million at December 31, 1995 and 1994, respectively.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
             PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

5. RELATED PARTY TRANSACTIONS

 A. SERVICE AGREEMENTS

     The Company, The Prudential, Pruco Life of New Jersey and Pruco Securities Corporation, an indirect wholly-owned subsidiary of The Prudential, operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided. The net cost of these services allocated to the Company were $98 million, $78 million, and $98 million for the years ended December 31, 1995, 1994, and 1993, respectively.


     In a reorganization of the parent's Individual Insurance Department, effective January 1, 1993, the corporate staff of the Company was absorbed by the parent. The costs associated with these employees, which were previously borne by the Company, are now charged to the Company under the service and lease agreements with the parent.

 B. EMPLOYEE BENEFIT PLANS
    PENSION PLANS

    The Company is a wholly-owned subsidiary of The Prudential which sponsors several defined benefit pension plans that cover substanially all of its employees. Benefits are generally based on career average earnings and credited length of service. The Prudential's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service contribution guidelines.

    No pension expense for contributions to the plan was allocated to the Company in 1995, 1994 or 1993 because the plan was subject to the full funding limitation under the Internal Revenue Code.

    POSTRETIREMENT LIFE AND HEALTH BENEFITS

    The Prudential also sponsors certain life insurance and health care benefits for its retired employees. Substantially all employees may become eligible to receive a benefit if they retire after age 55 with at least 10 years of service. Postretirement benefits, with respect to The Prudential, are recognized in accordance with the prescribed NAIC policy. The Prudential elected to amortize its obligation over twenty years. A provision for contributions to the postretirement fund is included in the net cost of services allocated to the Company discussed above for the years ended December 31, 1995, 1994, and 1993.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


 C. REINSURANCE

    The Company currently has three reinsurance agreements in place with The Prudential (the reinsurer). Specifically: reinsurance of a Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides Reinsurance equal to 100% of all payments due under the contact; and, two Yearly Renewable Term agreement in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention ($2.5 million). These agreements had no material effect on net income for the years ended December 1995, 1994, and 1993.

 D. OTHER TRANSACTIONS

    The Company has issued approximately 375 variable universal life contracts to The Prudential for the purpose of funding non-qualified pension benefits for certain employees. Included in insurance premiums and annuity considerations for the years ended December 31, 1995, 1994 and 1993 are respectively, $12 million, $12 million and $12 million, which are attributable to these contracts.

6. DIVIDENDS

   The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any 12 month period without notification or approval is limited to the lesser of 10% of surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations and the Company's surplus position at December 31, 1995, the Company would be permitted a maximum of $83 million in dividend distributions in 1996, all of which could be paid in cash, without approval from The State of Arizona Department of Insurance.

7. FAIR VALUE INFORMATION

    The fair value amounts have been determined by the Company using available information and reasonable valuation methodologies for only those accounts for which fair value disclosures are required. Considerable judgement is necessarily applied in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
               PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

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

EQUITY SECURITIES. Fair value is based on quoted market prices, where available, or prices provided by state regulatory authorities.

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

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994.

                                               (000's)                  (000's)
                                                1995                      1994
                                      -----------------------    ------------------------
                                       CARRYING       FAIR        CARRYING       FAIR
                                         VALUE        VALUE        VALUE         VALUE
                                      ----------    ---------   ----------    -----------
  Financial Assets:
     Fixed maturities                 $2,510,782    $2,598,438   $2,647,315    $2,596,172
     Equity securities                     4,009         4,036        3,326         3,326
     Mortgage Loans                       64,464        63,635       71,919        71,805
     Policy Loans                        569,273       577,975      493,862       448,617
     Other Long term investments           4,159         4,159        4,044         4,044
     Short term investments              228,016       228,016      191,455       191,455

   Financial Liabilities:
     Investment type
       insurance contracts            $  536,963     $ 537,241  $   794,691   $   761,324

8. CONTINGENCIES

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by The Prudential, the Company and agents appointed by The Prudential and the Company. The Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

                     Pruco Life Insurance Company and Subsidiaries
      Schedule I - Summary of Investments - Other than Investments in Affiliates
                                    December 31, 1995

                                        ( $000's )


                                                                                                   Amount
                                                                                                  at which
                                                                                                  shown on
                                                                                    Market      the Balance
              Type of investment                                      Cost          Value          Sheet
          --------------------------                             --------------  -----------  ----------------
Fixed Maturities:

   Bonds:

       United States Government and government
          agencies and authorities . . . . . . . . . . . .       $     494,044  $     509,131  $      494,044
       Foreign governments . . . . . . . . . . . . . . . .              73,042         76,097          73,042
       Public Utilities. . . . . . . . . . . . . . . . . .             172,358        180,019         172,358
       All other corporate bonds . . . . . . . . . . . . .           1,771,222      1,833,075       1,771,222
       Redeemable preferred stock. . . . . . . . . . . . .                 117            117             117
                                                                --------------  -------------  --------------
          Total fixed maturities . . . . . . . . . . . .             2,510,783      2,598,439       2,510,783
                                                                --------------  -------------  --------------

Equity Securities:

   Common Stock. . . . . . . . . . . . . . . . . . . . . .               3,247          2,978            2,978
   Nonredeemable preferred stock . . . . . . . . . . . . .               2,070          1,058            1,032
                                                                --------------  -------------  ---------------
         Total equity securities . . . . . . . . . . . . .               5,317          4,036            4,009

Mortgage loans on real estate. . . . . . . . . . . . . . .              64,464         63,635           64,464
Real Estate. . . . . . . . . . . . . . . . . . . . . . . .               4,059          4,800            4,059
Policy Loans . . . . . . . . . . . . . . . . . . . . . . .             569,273        577,975          569,273
Other long-term investments. . . . . . . . . . . . . . . .               4,159              0            4,159
Short-term investments . . . . . . . . . . . . . . . . . .             228,016              0          228,016
                                                                --------------  -------------  ---------------
          Total investments. . . . . . . . . . . . . . . .       $   3,386,070   $  3,248,885     $  3,384,763
                                                                ==============  =============  ===============

                           PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               SCHEDULE VI - SCHEDULE OF REINSURANCE
                                  FOR YEAR ENDED DECEMBER 31, 1995

                                             ( $000's )


                                                                                               PERCENTAGE
                                                       CEDED TO      ASSUMED                   OF AMOUNT
                                           GROSS         OTHER      FROM OTHER       NET       ASSUMED TO
                                           AMOUNT      COMPANIES    COMPANIES       AMOUNT        NET
                                       ------------- ------------  ------------   ----------- ------------

Life insurance in force. . . . . . .   $  47,822,892    $ 822,619  $          0   $47,000,273        N/A
                                       ------------- ------------  ------------   ----------- ------------
                                       ------------- ------------  ------------   ----------- ------------

Life insurance premiums and. . . . .   $     572,255    $   2,268  $        453   $   570,440       0.080%
annuity considerations
                                       ------------- ------------  ------------   ----------- ------------
                                       ------------- ------------  ------------   ----------- ------------


                           PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               SCHEDULE VI - SCHEDULE OF REINSURANCE
                                  FOR YEAR ENDED DECEMBER 31, 1994

                                             ( $000's )

                                                                                               PERCENTAGE
                                                       CEDED TO      ASSUMED                   OF AMOUNT
                                           GROSS         OTHER      FROM OTHER       NET       ASSUMED TO
                                           AMOUNT      COMPANIES    COMPANIES       AMOUNT        NET
                                       ------------- ------------  ------------   ----------- ------------

Life insurance in force. . . . . . .     $48,003,675     $531,166          $  0   $47,472,509      N/A
                                       ------------- ------------  ------------   ----------- ------------
                                       ------------- ------------  ------------   ----------- ------------

Life insurance premiums and
annuity considerations      . . . .     $   613,237     $  1,476          $ 59   $   611,820       .010%
                                       ------------- ------------  ------------   ----------- ------------
                                       ------------- ------------  ------------   ----------- ------------

                           PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               SCHEDULE VI - SCHEDULE OF REINSURANCE
                                  FOR YEAR ENDED DECEMBER 31, 1993

                                             ( $000's )


                                                                                               PERCENTAGE
                                                       CEDED TO      ASSUMED                   OF AMOUNT
                                           GROSS         OTHER      FROM OTHER       NET       ASSUMED TO
                                           AMOUNT      COMPANIES    COMPANIES       AMOUNT        NET
                                       ------------- ------------  ------------   ----------- ------------
Life insurance in force. . . . . . .     $48,837,477    $ 290,386       $     0   $48,547,091        N/A
                                       ------------- ------------  ------------   ----------- ------------
                                       ------------- ------------  ------------   ----------- ------------

Life insurance premiums and
annuity considerations     . . . . .     $  564,747     $    847        $     0   $   563,900        N/A
                                       ------------- ------------  ------------   ----------- ------------
                                       ------------- ------------  ------------   ----------- ------------