Form 10-Q
period 1996-03-31
PRUCO LIFE INSURANCE CO
filed 1996-05-22
CIK 777917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -  EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the period ended March 31, 1996

                                       OR

_    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-37587


                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of  Registrant as specified in its charter)


          ARIZONA                                          22-944557
- --------------------------------             ---------------------------------
(State or other                              (IRS Employer Identification No.)
jurisdiction, incorporation or organization)



                 213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 802-6000
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                  YES    X     NO
                                                          ---------   -------
     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's
     classes of common stock, as of March    31, 1996.  Common stock, par value
     of $10 per share: 250,000 shares outstanding

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                      INDEX
                                      -----
                                                                      PAGE NO.
                                                                      --------

     COVER PAGE                                                           1

     INDEX                                                                2

PART I - FINANCIAL STATEMENTS

ITEM 1.   PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          STATEMENTS OF FINANCIAL POSITION - MARCH  31, 1996 AND
           DECEMBER 31, 1995                                              3

          STATEMENTS OF OPERATIONS - PERIODS ENDED MARCH 31, 1996, 1995   4

          STATEMENTS OF STOCKHOLDER'S EQUITY - PERIODS
           ENDED MARCH 31, 1996 AND DECEMBER 31, 1995                     5

          STATEMENTS OF CASH FLOWS - PERIOD ENDED MARCH 31, 1996, 1995    6

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)      7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                      17


PART II - OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                         19

      ITEM 2.  CHANGE IN SECURITIES                                      19

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           19

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       19

      ITEM 5.  OTHER INFORMATION                                         19

      ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K    19


SIGNATURE PAGE                                                           21

                         CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                     (UNAUDITED)


                                              MARCH 31, 1996     DECEMBER 31, 1995
                                              --------------     -----------------
                                                           (000's)
ASSETS

Fixed maturities
    Held to maturity                             $   440,966         $   437,727
    Available for sale                             2,073,268           2,144,854
Mortgage loans                                        62,625              64,464
Policy loans                                         587,023             569,273
Equity securities                                      7,513               4,036
Investment in real estate                              4,066               4,059
Other long-term investments                            4,657               4,159
Short term investments                               303,546             228,016
                                                 -----------         -----------
    Total Investments                              3,483,664           3,456,588

Cash                                                  46,538              41,435
Deferred policy acquisition costs                    625,235             617,405
Premiums due and deferred                              6,449               6,367
Accrued investment income                             57,685              59,862
Receivable form affiliates                             7,725               8,275
Other assets                                          20,099              12,578
Assets held in Separate Accounts                   4,477,896           4,285,268
Federal income tax receivable                             --               8,875
Reinsurance Recoverable                               27,914              27,914
                                                 -----------         -----------

TOTAL ASSETS                                     $ 8,753,205         $ 8,524,567
                                                 -----------         -----------
                                                 -----------         -----------

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES

Future policy benefits and claims                $ 2,720,314         $ 2,715,892
Other policy claims and benefits                      13,610              13,822
Other liabilities                                     57,610              19,863
Federal income tax payable                            13,660                  --
Deferred federal income tax payable                  161,347             165,673
Payable to affiliate                                  26,516              41,584
Separate account liabilities                       4,449,456           4,263,896
                                                 -----------         -----------

TOTAL LIABILITIES                                  7,442,513           7,220,730
                                                 -----------         -----------
                                                 -----------         -----------

STOCKHOLDER'S EQUITY

Common Stock, $10 par value;
   authorized, $1,000,000 shares;
   issued & outstanding 250,000 shares                 2,500               2,500
Paid in capital                                      439,582             439,582
Unrealized gains (net of tax of $13,577
   & 30,689)                                          25,217              56,994
Unassigned surplus                                   843,393             804,761
                                                 -----------         -----------

TOTAL STOCKHOLDER'S EQUITY                         1,310,692           1.303,837
                                                 -----------         -----------
                                                 -----------         -----------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                             $ 8,753,205         $ 8,524,567
                                                 -----------         -----------
                                                 -----------         -----------


                   SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                  FOR THE THREE MONTHS ENDED
                                               MARCH 31, 1996    MARCH 31, 1995
                                                --------------   --------------
                                                           (000'S)
REVENUE

Premiums                                         $   10,555       $    9,858
Net investment income                                60,851           62,792
Realized capital gains/(losses)                       7,175           (2,379)
Policy fee income                                    81,544           89,227
                                                 ----------        ---------
TOTAL REVENUE                                       160,125          159,498
                                                 ----------        ---------
                                                 ----------        ---------

BENEFITS AND EXPENSES

Interest credited to policyholder's account
balances                                         $   29,026        $  29,953
Policyholder's benefits                              39,605           43,049
Other operating costs and expenses                   32,051           28,894
                                                 ----------        ---------

TOTAL BENEFITS AND EXPENSES                         100,682          101,896
                                                 ----------        ---------

Income before provision in lieu of federal
  income tax                                         59,443           57,602
Provision in lieu of federal income tax              20,811           19,237
                                                 ----------        ---------

NET INCOME                                       $   38,632        $  38,365
                                                 ----------        ---------
                                                 ----------        ---------





                  SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                           MARCH 31, 1996   DECEMBER 31, 1995
                                           --------------   -----------------
                                                       (000's)
COMMON STOCK

Balance, beginning of year                  $     2,500         $     2,500
Issued during year                                   --                  --
                                            -----------         -----------

Balance, end of period                            2,500               2,500
                                            -----------         -----------

PAID IN CAPITAL

Balance, beginning of year                      439,582             439,582
Paid in during year                                  --                  --
                                            -----------         -----------

Balance, end of period                          439,582             439,582

UNASSIGNED SURPLUS

Balance, beginning of year                  $   861,755         $   626,995
Net income                                       38,632             177,766
Net change in unrealized gains/(losses)         (31,777)             56,994
                                            -----------         -----------

Balance, end of period                          868,610             861,755
                                            -----------         -----------

TOTAL STOCKHOLDER'S EQUITY                  $ 1,310,692         $ 1,303,837
                                            -----------         -----------
                                            -----------         -----------


                   SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW

                                                 THREE MONTHS ENDED
                                           MARCH 31, 1996       MARCH 31, 1995
                                            --------------       --------------
                                                      (000's)
CASH FLOW FROM OPERATING ACTIVITIES

Net income/(loss)                           $    29,733         $    53,365
Adjustments to reconcile net income
   to net cash from operations                   19,840            (188,307)
                                            -----------         -----------

CASH FLOW FROM OPERATING ACTIVITIES              49,573             134,942
                                            -----------         -----------
                                            -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES

Proceeds from sale/maturity of:
   Fixed maturities                             915,486             540,378
   Equity securities                                 21                 215
   Mortgage loans                                 1,838               6,461
   Investment real estate                            --               2,925
   Other long term investments                        3                  55

Payments for the purchase of:
   Fixed maturities                            (884,878)           (463,750)
   Equity securities                               (840)               (313)
   Other long term investments                     (501)               (336)
   Net proceeds/(payments) of short term
     investments                                (75,599)             55,251
                                            -----------         -----------
                                            -----------         -----------

CASH FLOW FROM/(USED FOR) INVESTING
   ACTIVITIES                                  (44,470)             140,886
                                            -----------         -----------
                                            -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES

Net increase/(decrease) in cash                   5,103               5,944
Cash, beginning of year                          41,435              27,780
                                            -----------         -----------

CASH, END OF PERIOD                         $    46,538         $    33,724
                                            -----------         -----------
                                            -----------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
   Cash paid in lieu of income taxes        $        --         $       --
                                            -----------         -----------
                                            -----------         -----------


                   SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995 (UNAUDITED)

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

B. BASIS OF PRESENTATION

The Financial Accounting Standards Board (FASB) issued Interpretation No. 40 "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises, as amended by Statement of Financial Accounting Standards (SFAS) No. 120 "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts", effective for fiscal years beginning after December 15, 1995. Interpretation No. 40 changed the practice of mutual life insurance companies with respect to utilizing statutory basis financial statements for general purposes in that such financial statements are no longer allowed to be referred to as having been prepared in accordance with Generally Accepted Accounting Principles (GAAP). As a result of Interpretation No.40, the Company has prepared the 1996 consolidated financial statements in accordance with all applicable GAAP pronouncements. The Company has restated the 1995 consolidated financial statements in accordance with GAAP. These financial statements were previously prepared based on statutory accounting practices prescribed or permitted by regulatory authorities in the domiciliary states. See Note 9 for a reconciliation of the Company's statutory net income determined in accordance with accounting practices prescribed or permitted by regulatory authorities in domiciliary states with net income determined on a GAAP basis.

C. INVESTMENTS

FIXED MATURITIES - Securities held to maturity are those that the Company has the positive intent and ability to hold to maturity and are principally reported at amortized cost. Amortized cost is adjusted to estimated fair value for impairments which are deemed to be other than temporary.

Where the Company may not have the positive intent to hold fixed maturities until maturity , the securities are classified as "Available for Sale." These securities are reported at market value based principally on their quoted market prices. The associated unrealized gains and losses, net of income taxes and deferred policy acquisition costs, are included as a component of surplus or if deemed to be other than temporary, are included as a realized loss.

EQUITY SECURITIES consist primarily of common and preferred stocks. Marketable equity securities are classified as "available for sale" and are reported at market value based principally on their quoted market prices. Non-marketable equity securities are reported at historical cost adjusted for other than temporary impairments. The associated unrealized gains and losses are included as a component of surplus. $4.0 million and $3.6 million of equity securities are included in " Other Equity Investments" as of March 31, 1996 and December 31, 1995, respectively.

MORTGAGE LOANS ON REAL ESTATE AND POLICY LOANS are stated primarily at unpaid principal balances, net of unamortized discounts and valuation allowances for impaired loans. Impaired loans are those for which management believes that they will be unable to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is recorded for the difference between the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral, and the carrying value of the loan. Interest income on non-impaired loans is recognized as net investment income earned.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995 (UNAUDITED)

INVESTMENT IN REAL ESTATE was acquired through foreclosure during 1994. This property is valued at its fair value at the time of foreclosure. Fair value is considered to be the amount that could reasonably be expected in a current transaction between willing parties, other than in forced or liquidation sale. Depreciation on these properties for the period ended March 31, 1996 and the year ended December 31, 1995 was $126 thousand and $106 thousand, respectively.

OTHER LONG-TERM INVESTMENTS, which consist solely of limited partnerships, are valued at the aggregate net equity in the partnerships. Certain investments in this category were non-income producing at March 31, 1996 and December 31, 1996. These investments amounted to $719 thousand at March 31, 1996 and $316 thousand at December 31, 1995.

PARTNERSHIP AND JOINT VENTURE interests in which the Company does not have control and a majority economic interest is reported on the equity basis of accounting. $ 33 thousand of real estate related interests are included in equity real estate at March 31, 1996 and December 31, 1995 and $4.6 million and $4.1 million of non real estate related interests are included in other equity investments, as of March 31,1996 and December 31, 1995, respectively. The Company's share of net income from such entities was $653 thousand and $279 thousand for the periods ended March 31, 1996 and 1995 respectively and is reported in investment income.

D. PROPERTY AND EQUIPMENT

Property and equipment is carried at cost less accumulated depreciation. When applicable cost includes interest and real estate taxes incurred during construction as well as other construction related costs. Depreciation is calculated primarily on the straight line method based on the estimated useful lives of the assets. Accumulated depreciation was $2.1 million and $2.0 million as of March 31, 1996 and December 31, 1995, respectively.

E. REVENUE RECOGNITION AND RELATED EXPENSES

UNIVERSAL LIFE AND INVESTMENT-TYPE CONTRACTS. Universal life contracts are long duration life insurance contracts that involve significant mortality and morbidity risk with both fixed and guaranteed terms. Investment contracts are long duration contracts that do not subject the insurance enterprise to risks arising from contractholder mortality or morbidity. Amounts received as payments for these contracts are reported as deposits to contractholder's account balances. Revenues from these contracts consist primarily of amounts assessed during the period against contractholder's account balances for mortality charges, policy administration and surrender charges. Policy benefits and claims that are charged to expenses include benefit claims incurred in the period in excess of related contractholder's account balances.

SHORT DURATION INSURANCE CONTRACTS provide insurance protection for a fixed period of generally less than five years. Under these contracts the insurer can cancel or adjust the provisions of the contract. Premium revenue is generally recognized over the period of the contract in proportion to the amount of insurance protection provided. For contracts where the period of risk differs significantly from the contract period, premium revenue is recognized over the period of risk in proportion to the protection provided. Claim costs, including estimates of costs for claims relating to insured events that have occurred but have not been reported to the insurer, are recognized when insured events occur.

F. DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions and other costs which vary with and are primarily related to the production or acquisition of new business. Acquisition costs related to universal life products and investment-type contracts are deferred and amortized in proportion to total estimated gross profits arising principally from investment results, mortality, expense margins and surrender charges based on historical and anticipated future experience. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
            PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
      FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995 (UNAUDITED)

G. FUTURE POLICY BENEFITS AND  CONTRACTHOLDER'S FUNDS

Policyholder's account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

Benefit liabilities for annuities during the accumulation period are equal to the accumulated contractholder's fund balances and after annuitization are equal to the present value of expected future payments.

Interest crediting rates on these life insurance products range from 3.35% to 7%.

When liabilities for future policy benefits plus the present value of expected future gross premiums are insufficient to provide expected future policy benefits and expenses, unrecoverable deferred policy acquisition costs are written off and thereafter, if required, a premium deficiency reserve is established as a charge to earnings.

H. SEPARATE ACCOUNTS

Separate Accounts represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the policyholders, with the exception of the Pruco Life Modified Guaranteed Annuity Account. The Pruco Life Modified Guaranteed Annuity Account is a non-unitized separate account, which funds the Modified Guaranteed Annuity Contract and the Market Value Adjustment Annuity Contract. Owners of the Pruco Life Modified Guaranteed Annuity and the Market Value Adjustment Annuity Contracts do not participate in the investment gain or loss from assets relating to such accounts. Such gain or loss is borne, in total, by the Company. Assets are carried at market value. Deposits to all Separate Accounts are reported as increases in Separate Account liabilities. Charges assigned against contractholder account balances for mortality, policy administration and surrender charges are included in revenues. Mortality and expense risk charges applied against net assets represent contractholder funds and are also a component of revenue. The assets are legally segregated and are not subject to claims that arise out of any other business of the Company.


2. FIXED MATURITIES AND EQUITY SECURITIES

Gross unrealized gains and losses for securities classified as Held to Maturity and Available for Sale, by major security type, are as follows:


                                                        FOR THE PERIOD ENDED
                                                           MARCH 31, 1996
- ------------------------------------------------------------------------------------------------------------------------------------
                                                      GROSS                 GROSS
                                AMORTIZED          UNREALIZED            UNREALIZED          FAIR
(000's)                           COST                GAINS                LOSSES            VALUE
- ------------------------------------------------------------------------------------------------------------------------------------
HELD TO MATURITY
US Treasury sec &
     oblig. Of US gov't
     corp agencies             $       0            $                     $    0         $         0

Foreign Gov't Bonds                    0                   0                   0                   0

Corporate Securities             440,966              12,545                 773             452,737

Mortgage Backed Sec                    0                   0                   0                   0

Other Fixed Maturities                 0                   0                   0                   0
- ------------------------------------------------------------------------------------------------------------------------------------
Total                          $ 440,966            $ 12,545              $  773         $  452,737
- ------------------------------------------------------------------------------------------------------------------------------------

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995 (UNAUDITED)



                                                        FOR THE PERIOD ENDED
                                                           MARCH 31, 1996
- ------------------------------------------------------------------------------------------------------------------------------------
                                                      GROSS              GROSS
                               AMORTIZED           UNREALIZED          UNREALIZED            FAIR
(000's)                          COST                 GAINS              LOSSES              VALUE
- ------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE

US Treasury sec &
     Oblig of US gov't
     Corp and agencies         $ 324,432             $ 1,470              $1,627           $ 324,274

Foreign Gov't Bonds               61,414                 900                 233              62,080

Corporate Securities           1,495,904              31,850               9,354           1,518,399

Mortgage Backed Sec.             163,450               6,260               1,196             168,515

Other Fixed Maturities                 0                   0                   0                   0
- ------------------------------------------------------------------------------------------------------------------------------------
Total                         $2,045,199             $40,480             $12,410          $2,073,268
- ------------------------------------------------------------------------------------------------------------------------------------



- ------------------------------------------------------------------------------------------------------------------------------------
                                                         FOR THE YEAR ENDED
                                                          DECEMBER 31, 1995

- ------------------------------------------------------------------------------------------------------------------------------------
                                                       GROSS              GROSS
                               AMORTIZED          UNREALIZED          UNREALIZED                FAIR
(000's)                             COST               GAINS              LOSSES               VALUE
- ------------------------------------------------------------------------------------------------------------------------------------
HELD TO MATURITY
US Treasury sec &
     oblig. Of US gov't
     corp agencies                    $0                  $0                  $0                  $0

Foreign Gov't Bonds                    0                   0                   0                   0

Corporate Securities             437,728              18,629               1,805             454,551

Mortgage Backed Sec                    0                   0                   0                   0

Other Fixed Maturities                 0                   0                   0                   0
- ------------------------------------------------------------------------------------------------------------------------------------
Total                           $437,728             $18,629              $1,805            $454,551
- ------------------------------------------------------------------------------------------------------------------------------------



- ------------------------------------------------------------------------------------------------------------------------------------
                                                       GROSS              GROSS
                               AMORTIZED          UNREALIZED          UNREALIZED                FAIR
(000's)                             COST               GAINS              LOSSES               VALUE
- ------------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE

US Treasury sec &
     Oblig of US gov't
     Corp and agencies        $  324,854             $ 6,830              $   61          $  331,623

Foreign Gov't Bonds               73,042               3,055                   0              76,097

Corporate Securities           1,506,934              54,859               2,168           1,559,625

Mortgage Backed Sec.             169,190               8,717                 398             177,509

Other Fixed Maturities                 0                   0                   0                   0
- ------------------------------------------------------------------------------------------------------------------------------------
Total                         $2,074,020             $73,461              $2,628          $2,144,854
- ------------------------------------------------------------------------------------------------------------------------------------

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995 (UNAUDITED)

The amortized cost and estimated fair value of fixed maturities at March 31, 1996, categorized by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the table.


                                     AS OF
                                 MARCH 31, 1996
- --------------------------------------------------------------------------------
                                                                   ESTIMATED
                                               AMORTIZED             FAIR
(000's)                                          COST                VALUE
- --------------------------------------------------------------------------------
HELD TO MATURITY

Due in one year or less                        $ 27,901            $ 28,187

Due after one year through five years           179,381             182,444

Due after five years through ten years          191,921             199,817

Due after ten years                              41,763              42,290

Mortgage Backed Securities                            0                   0
- --------------------------------------------------------------------------------
Total                                          $440,966            $452,738
- --------------------------------------------------------------------------------



                                     AS OF
                                 MARCH 31, 1996
- --------------------------------------------------------------------------------
                                                                  ESTIMATED
                                              AMORTIZED              FAIR
(000's)                                          COST                VALUE
- --------------------------------------------------------------------------------
AVAILABLE FOR SALE

Due in one year or less                      $   89,890          $   90,357

Due after one year through five years         1,334,409           1,353,607

Due after five years through ten years          359,697             362,080

Due after ten years                              97,752              98,709

Mortgage Backed Securities                      163,451             168,515
- --------------------------------------------------------------------------------
Total                                        $2,045,199          $2,073,268
- --------------------------------------------------------------------------------


               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995 (UNAUDITED)


                                      AS OF
                                DECEMBER 31, 1995
- --------------------------------------------------------------------------------
                                                                  ESTIMATED
                                              AMORTIZED              FAIR
(000's)                                          COST                VALUE
- --------------------------------------------------------------------------------
HELD TO MATURITY

Due in one year or less                       $  25,982           $  26,325

Due after one year through five years           184,288             189,354

Due after five years through ten years          194,543             206,332

Due after ten years                              32,914              32,541

Mortgage Backed Securities                            0                   0
- --------------------------------------------------------------------------------
Total                                          $437,727            $454,551
- --------------------------------------------------------------------------------



                                      AS OF
                                DECEMBER 31, 1995
- --------------------------------------------------------------------------------
                                                                  ESTIMATED
                                              AMORTIZED              FAIR
(000's)                                          COST                VALUE
- --------------------------------------------------------------------------------
AVAILABLE FOR SALE

Due in one year or less                      $  135,710          $  137,304

Due after one year through five years         1,316,881           1,360,878

Due after five years through ten years          335,302             349,961

Due after ten years                             116,937             119,202

Mortgage Backed Securities                      169,190             177,509
- --------------------------------------------------------------------------------
Total                                        $2,074,020          $2,144,854
- --------------------------------------------------------------------------------


Proceeds from the sale/maturity of fixed maturities during the period ended March 31, 1996 and the year ended December 31, 1995 were $.9 billion and $2.0 billion, respectively . Gross gains of $11.5 million and $3.3 million and gross losses of $4.2 million and $5.6 million were realized on those sales during the period ended March 31, 1996 and the year ended December 31, 1995 respectively.

The Company invests in both investment grade and non-investment grade securities. The SVO of the NAIC rates fixed maturities held by insurers (SVO rated securities accounted for approximately 86.92% and 87.12% of the Company's total fixed maturities balances at March 31, 1996 and December 31, 1995, respectively) for regulatory purposes and groups investments into six categories ranging from highest quality bonds to those in or near default. The lowest three NAIC categories represent, for the most part, high-yield securities and are defined by the NAIC as including any security with a public agency rating of B+ or B1 or less.

Included in "fixed maturities" are securities that are classified by the NAIC as being in the lowest three rating categories. These approximated 1.0% of the Company's assets at both March 31, 1996 and December 31,1995. The amount by which the market value of these securities exceeded the carrying value was approximately $2.0 million and $1.8 million at March 31, 1996 and December 31, 1995, respectively.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995 (UNAUDITED)


3. NET INVESTMENT INCOME


     Net investment income consisted of:                      PERIOD ENDED
                                                                 (000'S)
                                                         MARCH 31,     MARCH 31,
                                                           1996          1995
                                                           ----          ----
     Gross investment income

          Fixed maturities . . . . . . . . . . . .        $45,901       $49,517

          Equity securities. . . . . . . . . . . .              0            23

          Mortgage loans . . . . . . . . . . . . .          1,375         2,956

          Investment in real estate. . . . . . . .            175           146

          Policy loans . . . . . . . . . . . . . .          7,794         6,879

          Short-term investments . . . . . . . . .          4,190         2,776

          Other. . . . . . . . . . . . . . . . . .          2,176         1,578
                                                            -----         -----

                                                           60,611        63,875

     Investment expenses . . . . . . . . . . . . .            759         1,082
                                                          -------       -------
     Net investment income . . . . . . . . . . . .        $60,851       $62,792
                                                          -------       -------
                                                          -------       -------


4.   INVESTMENT AND INVESTMENT GAINS/(LOSSES)


                                                          MARCH 31     MARCH 31
                                                            1996         1995
                                                            ----         ----
     Realized gains (losses)

          Fixed maturities . . . . . . . . . . . .         $7,142      $(2,371)

          Equity securities. . . . . . . . . . . .             12          (15)

          Mortgage loans . . . . . . . . . . . . .              0             0

          Investment in real estate. . . . . . . .              0             0

          Other. . . . . . . . . . . . . . . . . .             21             6

     Net realized investment gains (losses)                $7,175      $(2,379)



                                                          MARCH 31      MARCH 31
                                                            1996          1995
                                                            ----          ----
     Unrealized gains (losses)

          Fixed maturities . . . . . . . . . . . .        $39,840       $87,657

          Equity securities. . . . . . . . . . . .        (1,046)            27
                                                          -------       -------

     Net unrealized investment gains (losses)             $38,794       $87,684

     Tax effect                                            13,577        30,689
                                                          -------       -------

     Unrealized gains net of tax                          $25,217       $56,994
                                                          -------       -------
                                                          -------       -------


               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995 (UNAUDITED)

5. MORTGAGE LOANS ON REAL ESTATE

Mortgage loans on real estate at March 31, 1996 and December 31, 1995 are as follows:


                                                   March 31,       December 31,
                                                     1996              1995
- --------------------------------------------------------------------------------
Commercial loans                                 $59,374,412        $59,658,423
Agricultural loans                                 3,250,744          4,805,282

Total Mortgage loans on real estate              $62,625,156        $64,463,705
- --------------------------------------------------------------------------------


6. FAIR VALUE INFORMATION

The fair value amounts have been determined by the Company using available information and reasonable valuation methodologies for only those accounts for which fair value disclosures are required. Considerable judgement is applied, as necessary, in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

The following methods and assumptions were used in calculating the fair values.

FIXED MATURITIES- Fair values for fixed maturities, other than private placement securities, are based on quoted market prices or estimates from independent pricing services. Fair values for private placement securities are estimated using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve adjusted for the type of issue, its current quality and its remaining average life. The fair value of certain non-performing private placement securities is based on amounts provided by state regulatory authorities.

EQUITY SECURITIES- Fair value is based on quoted market prices, where available, or prices provided by state regulatory authorities.

MORTGAGE LOANS - The fair value of the commercial mortgage and agricultural loan portfolio is primarily based upon the present value of the scheduled cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for a similar quality mortgage. For certain non-performing and other loans, fair value is based upon the value of the underlying collateral.

POLICY LOANS - The estimated fair value is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayments.

INVESTMENT-TYPE INSURANCE CONTRACT LIABILITIES - Fair values for the Company's investment-type insurance contract liabilities are estimated using a discounted cash flow model, based on interest rates currently being offered for similar contracts.


7. INSURANCE

The benefit reserve liabilities for single premium universal life contracts and investment-type contracts such as deferred annuities are the contractholder's funds.

The benefit reserve liabilities for payout annuities such as matured deferred annuities and supplementary contracts are the present values of estimated future benefits payments and related expenses. Present values for these contracts are computed using interest rates ranging from 6.5% to 11%. The mortality assumption for these contracts is the 83 IAM tables.

Reserves for supplementary benefits are stated at interest rates that vary from 4% to 6.5% using mortality and morbidity assumptions either from company experience or various actuarial tables.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995 (UNAUDITED)

8. INCOME TAXES

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

As of January 1, 1996, The Prudential adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS No. 109). Under SFAS No. 109, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in their financial statements.

The Company has not established a valuation allowance for its deferred tax assets as it is more likely than not that the Company will produce sufficient income in the future to realize the deferred tax asset. Realization of the deferred tax asset is based upon the historical pattern of income. In addition, the Company has previously demonstrated its ability to employ prudent and feasible tax planning strategies, which would prevent tax benefits from expiring.

Taxes on the Company are calculated under the Internal Revenue Code of 1986 (the
Code) which provides that life insurance companies be taxed on their gain from operations after dividends to policyholders. In calculating this tax, the Code requires the capitalization and amortization of policy acquisition expenses.

9. SURPLUS

A. RECONCILIATION TO STATUTORY NET INCOME

Accounting practices used to prepare statutory financial statements for regulatory filings differ in certain instances from GAAP. The following reconciles the Company's statutory net income determined in accordance with accounting practices prescribed or permitted by regulatory authorities in domiciliary states with net income determined on a GAAP basis.


                                                For the Quarters Ended March 31,
                                                   1996                  1995
                                                          (In millions)
Net income statutory basis                         25.8                  35.0

Adjustments to reconcile to Net
  Income -GAAP Basis
     Future policy benefits and
       contractholders' funds                       4.5                   8.2
     Deferred policy acquisition costs              2.8                  (4.4)
     Due and deferred premiums                      (.9)                  (.5)
     Deferred federal income taxes                  2.8                   1.6
     Valuation of invested assets                   3.5                  (2.0)
     Other non admitted assets                       .1                    .5

- --------------------------------------------------------------------------------
Net Income GAAP Basis                              38.6                  38.4
- --------------------------------------------------------------------------------


10. RELATED PARTY TRANSACTIONS

A. SERVICE AGREEMENTS

The Company, The Prudential, Pruco Life of New Jersey and Pruco Securities Corporation, an indirect wholly-owned subsidiary of The Prudential, operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided. The net cost of these services allocated to the Company were $18 million as of March 31, 1996 and $98 million for the year ended December 31, 1995.

In a reorganization of the parent's Individual Insurance Department, effective January 1, 1993, the corporate staff of the Company was absorbed by the parent. The costs associated with these employees, which were previously borne by the Company, are now charged to the Company under the service and lease agreements with the parent.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
           FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995 (UNAUDITED)

B. PENSION PLANS

The Company is a wholly-owned subsidiary of The Prudential which sponsors several defined benefit pension plans that cover substantially all of its employees. Benefits are generally based on career average earnings and credited length of service. The Prudential's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service contribution guidelines.

No pension expense for contributions to the plan was allocated to the Company in 1995, 1994 or 1993 because the plan was subject to the full funding limitation under the Internal Revenue Code.

C. POSTRETIREMENT LIFE AND HEALTH BENEFITS

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

D. REINSURANCE

The Company currently has three reinsurance agreements in place with The Prudential (the reinsurer). Specifically: reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract; and two Yearly Renewable Term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. There agreements had no material effect on net income for the period ended March 31, 1996 and for the year ended December 31,1995

11. CONTINGENCIES

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by The Prudential, the Company and agents appointed by The Prudential and the Company. The Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

12. DIVIDENDS

The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any 12 month period without notification or approval is limited to the lesser of 10% of surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations and the Company's surplus position at December 31, 1995, the Company would be permitted a maximum of $83 million in dividend distribution in 1996, all of which could be paid in cash, without approval from The State of Arizona Department of Insurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pruco Life Insurance Company consists of Pruco Life Insurance Company (Pruco
Life), Pruco Life Insurance Company of New Jersey and The Prudential Life Insurance Company of Arizona (collectively, the Company). Pruco Life is a wholly owned subsidiary of The Prudential Insurance Company of America (The Prudential), a mutual life insurance company. The Company markets individual life insurance and single pay deferred annuities primarily through The Prudential's sales force. The Company held over $8.7 billion in assets at March 31, 1996, $4.4 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and mortgage loans.

1. RESULTS OF OPERATIONS (FOR THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995.)

Net income for the three month period ended March 31, 1996 was $38.6 million. This represents a $.3 million increase over the same period in 1995.

Policy Fee Income primarily consists of amounts assessed during the period against contractholders' account balances for mortality, policy administration and surrender charges. Policy Fee Income decreased $7.7 million, from $89.2 million for the three months ended March 31, 1995 to $81.5 million for the same period in 1996. This is primarily due to a decline in life inforce.

Net investment income slightly declined from $62.7 million for the three month period ended March 31, 1995 to $60.8 million for the same period ending March 31, 1996. Capital gains, on the other hand, increased to $7.1 million in realized gains for the three months ended March 31, 1996 from a realized loss of $2.3 million for same period in 1995. This is due to sale of long term bonds and equity securities.

Current and future benefits and claims decreased $3.4 million for the three months ended March 31, 1996, from the same period in 1995. This is primarily due to a decline in the level of reserves held for Minimum Death Benefit guarantees.

Total expenses for the three month period ended March 31, 1996 increased $3.1
million over the same period in 1995.   The increase was mainly attributable to
amortization of deferred acquisition costs, partially offset by a decrease in general, administrative and other expenses.

2. LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses are met primarily from premiums and investment income. Benefit expenses incurred were $23.1 and $20.7 for the three months ended March 31, 1996 and March 31, 1995 respectively. Cash flows are anticipated to be ample to meet the Company's liquidity needs for the foreseeable future.

3. INVESTMENTS

The Company maintains a well diversified portfolio consisting of fixed as well as equity investments. Of the Company's total assets of $8.8 billion as of March 31, 1996, 29.0% was invested in fixed maturities, 7% in mortgage loans,
 .1% in equity securities, 3.4% in short-term investments, 50.7% in separate account assets and the remaining 16.1% in other assets.

Fixed Maturities. As of March 31, 1996 and December 31, 1995, the Company's investments in fixed maturities, which are primarily carried at amortized cost, were $2.5 billion and $2.5 billion, respectively. Included in fixed maturities are securities that are classified by the National Association of Insurance Commissioners (NAIC) as being in the lowest three rating categories. The lowest three NAIC categories represent, for the most part, high-yield securities.
These approximated 1.0% and 1.0% of the Company's assets at March 31, 1996 and December 31, 1996, respectively.

Mortgage Loans. As of March 31, 1996 and December 31, 1995, the Company's investments in mortgage loans were $62.6 million and $64.4 million, respectively. Mortgage loans are carried at the lower of unpaid principal balance or fair value of the underlying property. The decrease in mortgage loans of $1.8 is due to a payment of a loan. Currently, the Company has tow loans in the amount of $8.4 million in the process of foreclosure and two loans with restructured terms in the amount of $6.9 million.

                                       PART II

ITEM 1 LEGAL PROCEEDINGS

Pruco Life is not involved in any litigation that is expected to have a material effect.


ITEM 2 CHANGES IN SECURITIES

Not Applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously reported on Form 10-K, in an action in lieu of an annual meeting, The Prudential Insurance Company of America, the sole shareholder of Pruco Life, elected the following Directors of Pruco Life, effective as of September 20, 1995:

    Esther H. Milnes
    Robert P. Hill
    E.Michael Caulfield
    Garnett L. Keith, Jr.
    Ira J. Kleinman
    I. Edward Price
    William F. Yelverton

ITEM 5 OTHER INFORMATION

New Independent Accountants

    I. The Registrant engaged Price Waterhouse LLP as its new independent accountants as of May 14, 1996. During the two most recent fiscal years and through May 14, 1996, the Registrant has not consulted with Price Waterhouse LLP on items which 1) were or should have been subject to SAS 50 or 2) concerned the subject matter of a disagreement or reportable event with the former auditor, (as described in Regulation S-K Item 304(a)(2)).

    II. The Board of Directors of The Prudential Insurance Company of America approved the recommendation by its auditing committee to engage Price Waterhouse LLP as independent accountants. The Auditing Committee of The Prudential Insurance Company of America supervises the audit activities in respect to affiliates, including the Registrant.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

    (a) (1) and (2) Financial Statements of registrant and subsidiaries are listed on pages 3-6 hereof and are filed as part of this Report.

    (a)(3)EXHIBITS

    REGULATION S-K

    2. Not Applicable.

    3. Documents Incorporated by Reference

    (i) The Articles of Incorporation of Pruco Life, as amended
    October 13, 1993, are incorporated herein by reference to Exhibit 14 (3) of the Pruco Life Insurance Company Form 10-K for the fiscal year ended December 31, 1993; (ii) Bylaws of Pruco Life, as amended June 14, 1983, are incorporated herein by reference to Post-Effective Amendment No. 13 to Form S-6, Registration No. 2-89558, filed March 2, 1989 on behalf of the Pruco Life Variable Annuity Account.

    4. Exhibits

         Modified Guarantee Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-37587, filed November 2, 1990.

         Market-Value Adjustment Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-61143, filed November 17, 1995.


         10.   None.

         11.  Not Applicable.

         15.  Not Applicable.

         18.  None.

         19.  Not Applicable.

         22.  None.

         23.  None.

         24.  Not Applicable.

         27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

         28.  None.

         (b)  Reports on 8-K

              We filed an 8-K report regarding the dismissal of Deloitte & Touche LLP as independent accountants during first quarter of 1996.

         99.  None

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


 . . . . . . . . . . . . . . PRUCO LIFE INSURANCE COMPANY
                                     (Registrant)






SIGNATURE                         TITLE                            DATE
- ---------                         -----                            ----


/s/ Esther H. Milnes         President and Director             May 15, 1996
- -----------------------
Esther H. Milnes


/s/ Stephen P. Tooley        Vice President and Comptroller     May 15, 1996
- -----------------------
Stephen P.Tooley             and Chief Accounting Officer