Form 10-Q
period 1996-06-30
PRUCO LIFE INSURANCE CO
filed 1996-08-19
CIK 777917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---  ACT OF 1934
For the period ended June 30, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

Commission file number 33-37587


                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of  Registrant as specified in its charter)


     Arizona                                            22-1944557
- -------------------------------------------- --------------------------------
(State or other                              IRS Employer Identification No.)
jurisdiction, incorporation or organization)



                 213 Washington Street, Newark, New Jersey 07102
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (201) 802-5898
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1996. Common stock, par value of $10 per share: 250,000 shares outstanding.

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      INDEX

                                                                        PAGE NO.
                                                                        --------

     COVER PAGE                                                            1

     INDEX                                                                 2

PART I - FINANCIAL STATEMENTS

ITEM 1.   PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

          CONSOLIDATED FINANCIAL STATEMENTS:

               STATEMENTS OF FINANCIAL POSITION (UNAUDITED) -
               JUNE 30, 1996 AND DECEMBER 31, 1995                         3

               STATEMENTS OF OPERATIONS (UNAUDITED) - PERIODS ENDED
               JUNE 30, 1996 AND 1995                                      4

`              STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED) - PERIODS
               ENDED JUNE 30, 1996 AND DECEMBER 31, 1995                   5


               STATEMENTS OF CASH FLOWS (UNAUDITED) - PERIODS ENDED
               JUNE 30, 1996 AND 1995                                      6

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED)                                                 7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                       19


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           20

     ITEM 2.  CHANGE IN SECURITIES                                        20

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         20

     ITEM 5.  OTHER INFORMATION                                           20

     ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K      20


SIGNATURE PAGE                                                            22

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


                                                                              JUNE 30, 1996                       DECEMBER 31, 1995
                                                                              -------------                       -----------------
                                                                                                   (000'S)

ASSETS
Fixed maturities
     Held to maturity                                                           $  437,268                             $  437,727
     Available for sale                                                          2,190,946                              2,144,854
Mortgage loans                                                                      62,247                                 64,464
Policy loans                                                                       602,009                                569,273
Equity securities                                                                    4,048                                  4,036
Investment real estate                                                               4,070                                  4,059
Other long term investments                                                          4,854                                  4,159
Short term investments                                                             339,964                                228,016
                                                                                ----------                             ----------
     Total Invested Assets                                                       3,645,406                              3,456,588

Cash                                                                                54,663                                 41,435
Deferred policy acquisition costs                                                  587,249                                566,976
Premiums due                                                                         7,708                                  6,367
Accrued investment income                                                           60,900                                 59,862
Receivable from affiliates                                                           6,849                                  8,275
Other assets                                                                        14,593                                 12,578
Assets held in Separate Accounts                                                 4,638,580                              4,285,268
Federal income tax receivable                                                           -                                   8,875
Reinsurance recoverable on paid losses                                              27,914                                 27,914
                                                                                ----------                             ----------
TOTAL ASSETS                                                                    $9,043,862                             $8,474,138
                                                                                ----------                             ----------
                                                                                ----------                             ----------
LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities
Future policy benefits and claims                                               $2,709,023                             $2,705,708
Other policy claims and benefits                                                    14,377                                 13,822
Other liabilities                                                                  192,697                                 35,269
Federal income tax payable                                                          35,330                                     -
Deferred federal income tax payable                                                142,839                                151,588
Payable to affiliate                                                                39,310                                 41,584
Separate Account liabilities                                                     4,605,927                              4,263,896
                                                                                ----------                             ----------
Total Liabilities                                                                7,739,503                              7,211,867
                                                                                ----------                             ----------
Contingencies - Note 11
Stockholders' Equity
Common Stock, $10 par value;
     authorized, $1,000,000 shares;
     issued & outstanding 250,000 shares                                             2,500                                  2,500
Paid in capital                                                                    439,582                                439,582
Unrealized gains (net of tax of $3,594 & $19,585)                                    6,140                                 30,835
Unassigned equity                                                                  856,137                                789,354
                                                                                ----------                             ----------
Total Stockholders' Equity                                                       1,304,359                              1,262,271
                                                                                ----------                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $9,043,862                             $8,474,138
                                                                                ----------                             ----------
                                                                                ----------                             ----------



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                         JUNE 30,                               JUNE 30,
                                                              1996                 1995                 1996                 1995
                                                              ----                 ----                 ----                 ----
                                                                                            (000's)

REVENUE

Premiums                                                 $    24,297          $    27,154         $    13,742          $    17,296
Net investment income                                        122,204              124,352              61,352               61,560
Realized capital gains/(losses)                                4,923                  391              (2,252)               2,770
Policy fee income                                            156,621              154,289              77,817               68,722
Other income                                                   7,807               27,303               5,068               23,643
                                                         -----------          -----------          -----------         -----------
TOTAL REVENUE                                                315,852              333,489              155,727             173,991
                                                         -----------          -----------          -----------         -----------
BENEFITS AND EXPENSES

Interest credited to policyholders'account
  balances                                                    60,908               65,446               31,882              35,493
Policyholders' benefits                                       77,226               80,688               37,621              37,639
Other operating costs and expenses                            74,974               68,732               42,923              39,838
                                                         -----------          -----------          -----------         -----------
TOTAL BENEFITS AND EXPENSES                                  213,108              214,866              112,426             112,970
                                                         -----------          -----------          -----------         -----------
Income before income tax provision                           102,744              118,623               43,301              61,021
Inome tax provision
   Current                                                    27,481               34,533                4,727              13,651
   Deferred                                                    8,480                8,861                8,362              10,327
                                                         -----------          -----------          -----------         -----------
NET INCOME                                               $    66,783          $    75,229          $    30,212         $    37,043
                                                         -----------          -----------          -----------         -----------
                                                         -----------          -----------          -----------         -----------



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                              SIX MONTHS                            TWELVE MONTHS
                                                                                 ENDED                                  ENDED
                                                                             JUNE 30, 1996                        DECEMBER 31, 1995
                                                                             -------------                        -----------------
                                                                                                   (000'S)

COMMON STOCK

Balance, beginning of period                                                   $    2,500                              $    2,500
Issued during period                                                                   -                                        -
                                                                               ----------                              ----------
Balance, end of period                                                              2,500                                   2,500
                                                                               ----------                              ----------
PAID IN CAPITAL

Balance, beginning of period                                                      439,582                                 439,582
Paid in during period                                                                  -                                       -
                                                                               ----------                              ----------
Balance, end of period                                                            439,582                                 439,582
                                                                               ----------                              ----------
UNASSIGNED EQUITY

Balance, beginning of period                                                      789,354                                 626,995
Net income                                                                         66,783                                 162,359
                                                                               ----------                              ----------
Balance, end of period                                                            856,137                                 789,354
                                                                               ----------                              ----------
UNREALIZED CAPITAL GAINS

Balance, beginning of period                                                       30,835                                      -
Net change in unrealized (losses)/gains                                           (34,548)                                 43,915
Other adjustments (a)                                                               9,853                                 (13,080)
                                                                               ----------                              ----------
Balance, end of period                                                              6,140                                  30,835
                                                                               ----------                              ----------

TOTAL STOCKHOLDERS' EQUITY
                                                                               $1,304,359                              $1,262,271
                                                                               ----------                              ----------
                                                                               ----------                              ----------



(a) Other adjustments consist of deferred policy acquisition costs and related deferred income taxes.


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED
                                            JUNE 30, 1996         JUNE 30, 1995
                                            -------------         -------------
                                                          (000'S)
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net income                                 $    66,783             $   75,229
Adjustments to reconcile net
  income to cash flows from
  operating activities:                         97,443                (97,045)
                                           -----------              ---------

CASH FLOWS FROM
  OPERATING ACTIVITIES                         164,226                (21,816)
                                           -----------              ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

Proceeds from sale/maturity of:
     Fixed maturities                        2,300,020              1,028,626
     Equity securities                           2,015                    611
     Mortgage loans                              2,217                  6,807
     Investment real estate                          -                  2,925
     Other long term investments                     4                    120
     Other                                      59,050                (48,577)

Payments for the purchase of:
     Fixed maturities                       (2,398,679)              (951,104)
     Equity securities                          (2,611)                (5,248)
     Other long term investments                  (699)                  (626)
     Net payments of short
      term investments                        (112,315)                (4,980)
                                           -----------              ---------

CASH FLOWS FROM
 INVESTING ACTIVITIES                         (150,998)                28,554
                                           -----------              ---------

Net increase in cash                            13,228                  6,738
Cash, beginning of period                       41,435                 27,780
                                           -----------              ---------

CASH, END OF PERIOD                        $    54,663              $  34,518
                                           -----------              ---------
                                           -----------              ---------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
     Cash paid for income
      taxes                                $         -              $       -
                                           -----------              ---------
                                           -----------              ---------

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES

A. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Pruco Life Insurance Company (Pruco Life), a stock life insurance company, and its subsidiaries (collectively, the Company). Pruco Life is a wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual life insurance company. The Company markets individual life insurance and single pay deferred annuities primarily through Prudential's sales force. All significant intercompany balances and transactions have been eliminated in consolidation.

B. BASIS OF PRESENTATION

The Financial Accounting Standards Board (FASB) issued Interpretation No. 40 "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises, as amended by Statement of Financial Accounting Standards (SFAS) No. 120 " Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts", effective for fiscal years beginning after December 15, 1995.

Interpretation No. 40 changed the practice of mutual life insurance companies with respect to utilizing statutory basis financial statements for general purposes in that such financial statements are no longer allowed to be referred to as having been prepared in accordance with Generally Accepted Accounting Principles (GAAP). As a result of Interpretation No.40, the Company has prepared the 1996 consolidated financial statements in accordance with all applicable GAAP pronouncements. The Company has restated the 1995 consolidated financial statements in accordance with GAAP. These financial statements were previously prepared based on statutory accounting practices prescribed or permitted by regulatory authorities in the domiciliary states. See Note 9 for the Company's statutory net income and surplus determined in accordance with accounting practices prescribed or permitted by regulatory authorities in domiciliary states.

C. INVESTMENTS

FIXED MATURITIES - Securities held to maturity are those that the Company has the positive intent and ability to hold to maturity and are principally reported at amortized cost. Amortized cost is adjusted to estimated fair value for impairments which are deemed to be other than temporary.

Where the Company may not have the positive intent to hold fixed maturities until maturity , the securities are classified as "Available for Sale." These securities are reported at market value based principally on their quoted market prices. The associated unrealized gains and losses, net of income taxes and deferred policy acquisition costs, are included as a component of equity or if deemed to be other than temporary, are included as a realized loss.

EQUITY SECURITIES consist primarily of common and preferred stocks. Marketable equity securities are classified as "Available for Sale" and are reported at market value based principally on their quoted market prices. Non-marketable equity securities are reported at historical cost adjusted for other than temporary impairments. The associated unrealized gains and losses are included as a component of equity. $4.2 million and $3.6 million of joint venture equity securities are included in "Other Long Term Investments " as of June 30, 1996 and December 31, 1995, respectively.

MORTGAGE LOANS AND POLICY LOANS are stated primarily at unpaid principal balances, net of unamortized discounts and valuation allowances for impaired loans. Impaired loans are those for which management believes that they will be unable to collect all amounts due according to the contractual terms of the loan agreement. A valuation allowance is recorded for the difference between the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral, and the carrying value of the loan. Interest income on non-impaired loans is recognized as net investment income earned.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)

INVESTMENT REAL ESTATE was acquired through foreclosure during 1994. This property was valued at its fair value at the time of foreclosure. Fair value is considered to be the amount that could reasonably be expected in a current transaction between willing parties, other than in forced or liquidation sale. Depreciation on these properties for the period ended June 30, 1996 and the year ended December 31, 1995 was $149 thousand and $106 thousand, respectively.

OTHER LONG TERM INVESTMENTS, which consist of limited partnerships, are valued at the aggregate net equity in the partnerships. Certain investments in this category were non-income producing at June 30, 1996 and December 31, 1995. These investments were $718 thousand at June 30, 1996 and $316 thousand at December 31, 1995.

Partnership and Joint Venture interests in which the Company does not have control and a majority economic interest is reported on the equity basis of accounting. $4.8 million and $4.1 million of non real estate related interests are included in other long term investments, as of June 30,1996 and December 31, 1995, respectively. The Company's share of net income from such entities was $850 thousand and $476 thousand for the periods ended June 30, 1996 and 1995 respectively and is reported in investment income.

D. OTHER ASSETS

Property and equipment is carried at cost less accumulated depreciation. When applicable cost includes interest and real estate taxes incurred during construction as well as other construction related costs. Depreciation is calculated primarily on the straight line method based on the estimated useful lives of the assets. Accumulated depreciation was $2.2 million and $2.0 million as of June 30, 1996 and December 31, 1995, respectively.

E. REVENUE RECOGNITION AND RELATED EXPENSES

UNIVERSAL LIFE AND INVESTMENT-TYPE CONTRACTS. Universal life contracts are long duration life insurance contracts that involve significant mortality and morbidity risk with both fixed and guaranteed terms. Investment contracts are long duration contracts that do not subject the insurance enterprise to risks arising from contractholder mortality or morbidity. Amounts received as payments for these contracts are reported as deposits to contractholders' account balances. Revenues from these contracts consist primarily of amounts assessed during the period against contractholders' account balances for mortality charges, policy administration and surrender charges. Policy benefits and claims that are charged to expenses include benefit claims incurred in the period in excess of related contractholders' account balances.

F. DEFERRED POLICY ACQUISITION COSTS

Acquisition costs consist of commissions and other costs which vary with and are primarily related to the production or acquisition of new business. Acquisition costs related to universal life products and investment-type contracts are deferred and amortized in proportion to total estimated gross profits arising principally from investment results, mortality, expense margins and surrender charges based on historical and anticipated future experience. Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The effect on the deferred policy acquisition asset that would result from realization of unrealized gains/(losses) is recognized with an offset to unrealized gains/(losses) in consolidated stockholders' equity as of the balance sheet date.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)


G. FUTURE POLICY BENEFITS AND CONTRACTHOLDERS' FUNDS

Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest less expense and mortality charges and withdrawals.

Benefit liabilities for annuities during the accumulation period are equal to the accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments.

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

H. SEPARATE ACCOUNTS

Separate Accounts represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the policyholders, with the exception of the Pruco Life Modified Guaranteed Annuity Account. The Pruco Life Modified Guaranteed Annuity Account is a non-unitized separate account, which funds the Modified Guaranteed Annuity Contract and the Market Value Adjustment Annuity Contract. Owners of the Pruco Life Modified Guaranteed Annuity and the Market Value Adjustment Annuity Contracts do not participate in the investment gain or loss from assets relating to such accounts. Such gain or loss is borne, in total, by the Company. Assets are carried at market value. Deposits to all Separate Accounts are reported as increases in Separate Account liabilities. Charges assessed against contractholders' account balances for mortality, policy administration and surrender charges are included in revenues. Mortality and expense risk charges applied against net assets represent contractholder funds and are also a component of revenue. The assets are legally segregated and are not subject to claims that arise out of any other business of the Company.

I.  ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)

2. FIXED MATURITIES AND EQUITY SECURITIES

Gross unrealized gains and losses for securities classified as Held to Maturity and Available for Sale, by major security type, are as follows:

                                FOR THE PERIOD ENDED
                                   JUNE 30, 1996
- --------------------------------------------------------------------------------
                                             Gross          Gross
                              Amortized    Unrealized    Unrealized      Fair
(000's)                         Cost         Gains          Losses       Value
- --------------------------------------------------------------------------------
HELD TO MATURITY
U.S. Treasury securities &
obligations of U.S.
government corporations
and agencies                  $ 437,268      $  9,898        $1,296  $ 445,870
Foreign government bonds              -             -             -          -
Corporate securities                  -             -             -          -
Mortgage-backed securities            -             -             -          -
Other fixed maturities                -             -             -          -
- --------------------------------------------------------------------------------
Total                         $ 437,268       $ 9,898       $ 1,296  $ 445,870
- --------------------------------------------------------------------------------

                                 FOR THE PERIOD ENDED
                                    JUNE 30, 1996
- --------------------------------------------------------------------------------
                                               Gross         Gross
                              Amortized    Unrealized    Unrealized       Fair
(000's)                            Cost         Gains        Losses      Value
- --------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities &
  obligations of U.S.
government corporations
and agencies                 $  229,580       $ 1,116       $   120 $  230,576
Foreign government bonds         86,719           705           828     86,596
Corporate securities          1,860,386        25,987        13,178  1,873,195
Mortgage-backed securities          565            14             -        579
Other fixed maturities                -             -             -          -
- --------------------------------------------------------------------------------
Total                        $2,177,250       $27,822       $14,126 $2,190,946
- --------------------------------------------------------------------------------

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                     (UNAUDITED)

                                 FOR THE PERIOD ENDED
                                  DECEMBER 31, 1995

- --------------------------------------------------------------------------------
                                             Gross         Gross
                              Amortized    Unrealized    Unrealized      Fair
(000's)                         Cost         Gains         Losses        Value
- --------------------------------------------------------------------------------
HELD TO MATURITY
U.S. Treasury securities &
obligations of U.S.
government corporations
and agencies                  $       -      $      -      $      -  $       -

Foreign government bonds        437,727        18,629         1,805    454,551

Corporate securities                  -             -             -          -

Mortgage-backed securities            -             -             -          -

Other fixed maturities                -             -             -          -
- --------------------------------------------------------------------------------
Total                         $ 437,727      $ 18,629       $ 1,805  $ 454,551
- --------------------------------------------------------------------------------

                                    FOR THE PERIOD
                                  DECEMBER 31, 1995
- --------------------------------------------------------------------------------
                                             Gross       Gross
                              Amortized    Unrealized  Unrealized        Fair
(000's)                         Cost         Gains       Losses          Value
- --------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities &
obligations of U.S.
government corporations
and agencies                 $  324,854      $  6,830    $     61    $ 331,623

Foreign government bonds         73,042         3,055           -       76,097

Corporate securities          1,506,934        54,859       2,168    1,559,625

Mortgage-backed securities      169,190         8,717         398      177,509

Other fixed maturities                -             -           -            -
- --------------------------------------------------------------------------------
Total                        $2,074,020      $ 73,461    $  2,627   $2,144,854
- --------------------------------------------------------------------------------

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                     (UNAUDITED)

The amortized cost and estimated fair value of fixed maturities at June 30, 1996 and December. 31, 1995, categorized by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the table.

                                        AS OF
                                    JUNE 30, 1996
- --------------------------------------------------------------------------------

                                                                     Estimated
                                            Amortized                   Fair
(000's)                                        Cost                    Value
- --------------------------------------------------------------------------------
HELD TO MATURITY

Due in one year or less                      $ 22,763                 $ 22,926

Due after one year through five years         187,868                  189,775

Due after five years through ten years        187,560                  194,275

Due after ten years                            39,077                   38,894

Mortgage-backed securities                          -                        -

- --------------------------------------------------------------------------------
Total                                        $437,268                 $445,870
- --------------------------------------------------------------------------------

                                        AS OF
                                    JUNE 30, 1996
- --------------------------------------------------------------------------------
                                                                     Estimated
                                            Amortized                     Fair
(000's)                                          Cost                    Value
- --------------------------------------------------------------------------------
AVAILABLE FOR SALE

Due in one year or less                    $   91,207               $   92,526

Due after one year through five years       1,577,900                1,588,618

Due after five years through ten years        392,482                  393,497

Due after ten years                           115,096                  115,726

Mortgage-backed securities                        565                      579

- --------------------------------------------------------------------------------
Total                                      $2,177,250               $2,190,946
- --------------------------------------------------------------------------------

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                     (UNAUDITED)

                                        AS OF
                                  DECEMBER 31, 1995
- --------------------------------------------------------------------------------
                                                                     Estimated
                                            Amortized                   Fair
(000's)                                        Cost                    Value
- --------------------------------------------------------------------------------
HELD TO MATURITY

Due in one year or less                      $ 25,982                 $ 26,325

Due after one year through five years         184,288                  189,354

Due after five years through ten years        194,543                  206,331

Due after ten years                            32,914                   32,541

Mortgage-backed securities                          -                        -

- --------------------------------------------------------------------------------
Total                                        $437,727                 $454,551
- --------------------------------------------------------------------------------

                                        AS OF
                                  DECEMBER 31, 1995
- --------------------------------------------------------------------------------
                                                                     Estimated
                                            Amortized                     Fair
(000's)                                          Cost                    Value
- --------------------------------------------------------------------------------
AVAILABLE FOR SALE

Due in one year or less                    $  135,710               $  137,304

Due after one year through five years       1,316,881                1,360,878

Due after five years through ten years        335,302                  349,961

Due after ten years                           116,937                  119,202

Mortgage-backed securities                    169,190                  177,509

- --------------------------------------------------------------------------------
Total                                      $2,074,020               $2,144,854
- --------------------------------------------------------------------------------

Proceeds from the sale/maturity of fixed maturities during the period ended June 30, 1996 and the year ended December 31, 1995 were $2.3 billion and $2.0 billion, respectively. Gross gains of $18.8 million and $3.3 million and gross losses of $13.7 million and $5.6 million were realized on those sales during the period ended June 30, 1996 and the year ended December 31, 1995 respectively.

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                     (UNAUDITED)

3. NET INVESTMENT INCOME

                                  SIX MONTHS ENDED          THREE MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                                  1996         1995         1996         1995
                                  ----         ----         ----         ----
                                       (000'S)                   (000'S)
Net investment income
consisted of:
  Gross investment income
    Fixed maturities              $ 91,959    $ 98,832     $ 46,058   $ 49,315
    Equity securities                    -         (32)           -        (55)
    Mortgage loans                   2,313       4,559          938      1,603
    Investment real estate             488         313          313        167
    Policy loans                    15,960      14,181        8,166      7,302
    Short term investments           8,594       5,753        4,404      2,977
    Other                            4,748       3,265        2,572      1,687
                                  --------    --------     --------   --------
                                   124,062     126,871       62,451     62,996
Investment expenses                  1,858       2,519        1,099      1,436
                                  --------    --------     --------   --------
Net investment income             $122,204    $124,352     $ 61,352   $ 61,560
                                  --------    --------     --------   --------
                                  --------    --------     --------   --------

4.  INVESTMENT GAINS/(LOSSES)


                                  SIX MONTHS ENDED          THREE MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                                  1996         1995         1996         1995
                                  ----         ----         ----         ----
                                       (000'S)                   (000'S)
Realized gains/(losses):
    Fixed maturities                $4,943     $  372     $(2,199)      $2,743
    Equity securities                  (40)        70         (52)          85
    Mortgage loans                       -          -           -            -
    Investment real estate               -        (69)          -          (69)
    Other                               20         18          (1)          11
                                  --------   --------    --------     --------
Realized investment gains/(losses)  $4,923     $  391     $(2,252)      $2,770
                                  --------   --------    --------     --------
                                  --------   --------    --------     --------



                                  SIX MONTHS ENDED          THREE MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                                  1996         1995         1996         1995
                                  ----         ----         ----         ----
                                       (000'S)                   (000'S)

Unrealized gains/(losses):
    Fixed maturities -
      Available for sale          $(57,053)  $ 52,684    $(14,940)    $ 51,879
    Equity securities                  (27)        53      (1,046)          48
                                  --------   --------    --------     --------
                                   (57,080)    52,737     (15,986)      51,927
Other adjustments (a)               16,394    (14,560)      4,803      (14,658)
Federal income tax (provision)/
 benefit                            15,991    (11,906)      3,388      (11,906)
                                  --------   --------    --------     --------
Net change in unrealized gains/
 (losses)                          (24,695)    26,271      (7,795)      25,363
Net unrealized gains/(losses),
 beg of period                      30,835          -      13,935          908
                                  --------   --------    --------     --------

Net unrealized gains/(losses)     $  6,140   $ 26,271    $  6,140     $(26,271)
                                  --------   --------    --------     --------
                                  --------   --------    --------     --------


(a) Other adjustments consist of deferred policy acquisition costs and deferred income taxes.

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                     (UNAUDITED)

5. MORTGAGE LOANS

Mortgage loans at June 30, 1996 and December 31, 1995 are as follows:

                                        June 30,            December 31,
                                          1996                 1995
                                          ----                 ----
                                                  (000's)
Commercial loans                        $59,205               $59,659
Agricultural loans                        3,042                 4,805
                                        -------               -------
Total mortgage loans                    $62,247               $64,464
                                        -------               -------
                                        -------               -------

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

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                     (UNAUDITED)

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

The Company has not established a valuation allowance for its deferred tax assets. Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax asset.

Net unrealized gains and losses are presented in equity net of deferred taxes. The tax provision attributable to these items amounted to 3.6 and 19.6 million at June 30, 1996 and December 31, 1995, respectively.

The Internal Revenue Service (the "Service") has conducted examinations of the federal income tax returns of the Company through 1992. Discussions are being held with the Service with respect to proposed adjustments. However, management believes there are adequate defenses against, or sufficient reserves to provide for, such challenges.

The components of the income tax provisions are as follows:

                                   SIX MONTHS ENDED           SIX MONTHS ENDED
                                     JUNE 30, 1996             JUNE 30, 1995
                                     -------------             -------------
                                                    (000'S)
     Current U.S. income tax            $27,481                  $ 34,533
     Deferred U.S. income tax           $ 8,480                  $  8,861
                                       ---------                ---------
     Total income taxes                 $35,961                  $ 43,394
                                       ---------                ---------
                                       ---------                ---------

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below.

     DEFERRED TAX ASSETS                JUNE 30, 1996       DECEMBER 31, 1995
                                        -------------       -----------------
                                                    (000'S)
     Insurance reserves                 $24,646                  $ 29,738
     Other                                    -                         -
                                       ---------                ---------
     Total deferred tax assets          $24,646                  $ 29,738
                                       ---------                ---------
                                       ---------                ---------

     DEFERRED TAX LIABILITIES
     Deferred acquisition costs         $152,717                 $149,223
     Net capital gains                     7,411                   27,715
     Other                                 7,357                    4,388
                                       ---------                ---------
                                       ---------                ---------
     Total deferred tax liabilities     $167,485                 $181,326
                                       ---------                ---------
     Net deferred liability            $ 142,839                $ 151,588
                                       ---------                ---------
                                       ---------                ---------

The differences between the U.S. statutory federal income tax and the effective income tax as reflected in the accompanying statement of income are:

                                   SIX MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30, 1996            JUNE 30, 1995
                                                    (000'S)
     Tax at statutory rate              $ 35,961                 $ 41,518
     True-up of 1994 provision                 -                        -
     Other items, net                          -                    1,876
                                       ---------                ---------
     Total tax provision                $ 35,961                 $ 43,394
                                       ---------                ---------
                                       ---------                ---------

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                      (UNAUDITED)

9. STOCKHOLDERS' EQUITY

The amounts of statutory net income for the periods ended, and equity as of June 30, 1996 and 1995 were as follows:


                             FOR THE SIX MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                  JUNE 30, 1996              JUNE 30, 1995
                                  -------------              -------------
                                                   (000's)

Net income                         $39,552                     $42,579
Surplus                            872,141                     742,463

10. RELATED PARTY TRANSACTIONS

A. SERVICE AGREEMENTS

The Company, Prudential, Pruco Life of New Jersey and Pruco Securities Corporation, an indirect wholly-owned subsidiary of Prudential, operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided. The net cost of these services allocated to the Company were $47 million as of June 30, 1996 and $98 million for the year ended December 31, 1995.

B. PENSION PLANS

The Company is a wholly-owned subsidiary of Prudential which sponsors several defined benefit pension plans that cover substantially all of its employees. Benefits are generally based on career average earnings and credited length of service. Prudential's funding policy is to contribute annually the amount necessary to satisfy the Internal Revenue Service contribution guidelines.

No pension expense for contributions to the plan was allocated to the Company in 1995, 1994 or 1993 because the plan was subject to the full funding limitation under the Internal Revenue Code.

C. POSTRETIREMENT LIFE AND HEALTH BENEFITS

Prudential also sponsors certain life insurance and health care benefits for its retired employees. Substantially all employees may become eligible to receive a benefit if they retire after age 55 with at least 10 years of service. Postretirement benefits, with respect to Prudential, are recognized in accordance with the prescribed NAIC policy. Prudential elected to amortize its obligation over twenty years. A provision for contributions to the postretirement fund is included in the net cost of services allocated to the Company discussed above for the years ended December 31, 1995, 1994, and 1993.

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                      (UNAUDITED)

D. REINSURANCE

The Company currently has three reinsurance agreements in place with Prudential (the reinsurer). Specifically: reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract; and two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. These agreements had no material effect on net income for the period ended June 30, 1996 and for the year ended December 31,1995.

11. CONTINGENCIES

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pruco Life Insurance Company consists of Pruco Life Insurance Company (Pruco
Life), Pruco Life Insurance Company of New Jersey and The Prudential Life Insurance Company of Arizona (collectively, the Company). Pruco Life is a wholly owned subsidiary of Prudential Insurance Company of America (Prudential), a mutual life insurance company. The Company markets individual life insurance and single pay deferred annuities primarily through The Prudential's sales force. The Company held over $9.0 billion in assets at June 30, 1996, 4.6 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short term investments and mortgage loans.

1. RESULTS OF OPERATIONS (FOR THE SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995.)

Net income for the six month period ended June 30, 1996 was $74.2 million. This represents a $1.0 million decrease over the same period in 1995.

Policy Fee Income primarily consists of amounts assessed during the period against contractholders' account balances for mortality, policy administration and surrender charges. Policy Fee Income increased $2.3 million from $154.3 million for the six months ended June 30, 1995 to $156.6 million for the same period in 1996. This is primarily attributable to the introduction of the Discovery Preferred Product in November 1995.

Net investment income slightly declined from $124.4 million for the six month period ended June 30, 1995 to $122.2 million for the same period ending June 30, 1996. Realized capital gains increase to $4.9 million gains for the six months ended June 30, 1996 from a realized gain of $0.4 million for the same period in 1995. This is the result of a significant sale of mortgage backed securities during the second quarter of 1996.

Policyholders' benefits decreased $3.5 million for the six months ended June 30, 1996, from the same period in 1995. This is primarily due to a decline in the level of reserves held for Minimum Death Benefit guarantees.

Total expenses for the six month period ended June 30, 1996 increased $6.3 million over the same period in 1995. The increase was attributable to general and administrative expenses.

2.  LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses are met primarily from premiums and investment income. Benefit expenses incurred were $46.8 million and $41.4 million for the six months ended June 30, 1996 and June 30, 1995 respectively. Cash flows are anticipated to be ample to meet the Company's liquidity needs for the foreseeable future.

3.  INVESTMENTS

The Company maintains a well diversified portfolio consisting of fixed as well as equity investments. Of the Company's total assets of approximately $9.0 billion as of June 30, 1996, 51.2% was invested in separate account assets, 29.0% in fixed maturities, 3.8% in short term investments, .7% in mortgage loans and the remaining 15.3% in other assets.

Fixed Maturities. As of June 30, 1996 and December 31, 1995, the Company's investments in fixed maturities, which are primarily carried at market value, were $2.6 billion and $2.5 billion, respectively. Included in fixed maturities are securities that are classified by the National Association of Insurance Commissioners (NAIC) as being in the lowest three rating categories. The lowest three NAIC categories represent, for the most part, high-yield securities.
These approximated 1.0% and 1.0% of the Company's assets at June 30, 1996 and December 31, 1995, respectively.

Mortgage Loans. As of June 30, 1996 and December 31, 1995, the Company's investments in mortgage loans were $62.2 million and $64.4 million, respectively. Mortgage loans are carried at the lower of unpaid principal balance or fair value. The decrease in mortgage loans is primarily a result of a $1.8 million loan payment. Currently, the Company has two loans in the amount of $8.4 million in the process of foreclosure and two loans with restructured terms in the amount of $6.9 million.

                                       PART II

ITEM 1 LEGAL PROCEEDINGS

Pruco Life is not involved in any litigation that is expected to have a material effect.

ITEM 2 CHANGES IN SECURITIES

Not Applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pruco Life's sole shareholder, The Prudential Insurance Company of America, acting by consent in lieu of an annual meeting on May 1, 1996, elected six directors, comprising the entire board of directors of Pruco Life Insurance Company, by unanimous consent. The directors so elected were:

     Garnett L. Keith, Jr.
     Ira J. Kleinman
     Mendel Melzer
     Esther H. Milnes
     I. Edward Price
     William F. Yelverton.

On June 18, 1996 Pruco Life accepted Garnett L. Keith, Jr.'s resignation. William Bethke and Kiyo Sakaguchi were elected, by unanimous consent. Therefore, at the end of second quarter, 1996, the board was comprised of the following seven directors:

     William Bethke
     Ira J. Kleinman
     Mendel Melzer
     Esther H. Milnes
     I. Edward Price
     Kiyo Sakaguchi
     William F. Yelverton.

ITEM 5 OTHER INFORMATION

Not Applicable.

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

     22.  None.

     23.  None.

     24.  Not Applicable.

     25.  Not Applicable.

     27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

     28.  None.

     (b)  Reports on 8-K

          No reports on Form 8-K were filed during the second quarter of 1996.

     99.  None

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


 . . . . . . . . . . . . . . PRUCO LIFE INSURANCE COMPANY
                                     (Registrant)






Signature                     Title                                   DATE


/s/ Esther H. Milnes
__________________________    President and Director             August 19, 1996
Esther H. Milnes

/s/ Linda S. Dougherty
__________________________    Vice President and Comptroller     August 19, 1996
Linda S. Dougherty            and Chief Accounting Officer