Form 10-Q
period 1996-09-30
PRUCO LIFE INSURANCE CO
filed 1996-11-14
CIK 777917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1996


                                       OR

_   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-37587


                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


          ARIZONA                                      22-1944557
------------------------------              ---------------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               YES   _X_    NO ___

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1996. Common stock, par value of $10 per share: 250,000 shares outstanding.

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                       PAGE NO.

         COVER PAGE                                                        1

         INDEX                                                             2

PART I - FINANCIAL STATEMENTS

ITEM 1.  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

         CONSOLIDATED FINANCIAL STATEMENTS:

            STATEMENTS OF FINANCIAL POSITION (UNAUDITED) -                 3
            SEPTEMBER 30, 1996  AND DECEMBER 31, 1995

            STATEMENTS OF OPERATIONS (UNAUDITED) - PERIODS ENDED
            SEPTEMBER 30, 1996 AND 1995                                    4

            STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED) -
            PERIODS ENDED SEPTEMBER 30, 1996 AND DECEMBER 31, 1995         5

            STATEMENTS OF CASH FLOWS (UNAUDITED) - PERIODS ENDED
            SEPTEMBER 30, 1996 AND 1995                                    6

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)     7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                     19

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           21

     ITEM 2.  CHANGE IN SECURITIES                                        21

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             21

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         21

     ITEM 5.  OTHER INFORMATION                                           21

     ITEM 6.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K      21

         SIGNATURE PAGE                                                   23

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        STATEMENTS OF FINANCIAL POSITION
                                   (UNAUDITED)

                                       SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                       ------------------  -----------------
                                                      (000'S)
ASSETS
Fixed maturities
       Held to maturity                    $  423,250          $  437,727
       Available for sale                   2,096,741           2,144,854
Mortgage loans                                 54,524              64,464
Policy loans                                  620,842             569,273
Equity securities                               5,072               4,036
Investment real estate                              -               4,059
Other long term investments                     4,635               4,159
Short term investments                        275,112             228,016
                                           ----------          ----------
       Total Invested Assets                3,480,176           3,456,588
                                           ----------          ----------
Cash                                           57,953              41,435
Deferred policy acquisition costs             617,464             566,976
Premiums due                                    7,954               6,367
Accrued investment income                      59,724              59,862
Receivable from affiliates                      8,756               8,275
Other assets                                   12,617              12,578
Federal income tax receivable                       -               6,375
Reinsurance recoverable on paid losses         27,914              27,914
Assets held in Separate Accounts            4,855,024           4,285,268
                                           ----------          ----------
TOTAL ASSETS                               $9,127,582          $8,471,638
                                           ----------          ----------
                                           ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Future policy benefits and claims          $2,717,289          $2,705,708
Other policy claims and benefits               15,188              13,822
Other liabilities                              29,016              37,387
Federal income tax payable                     16,412                   -
Deferred federal income tax payable           130,255             138,123
Payable to affiliate                           47,124              41,584
Separate Account liabilities                4,805,282           4,263,896
                                           ----------          ----------
TOTAL LIABILITIES                           7,760,566           7,200,520
                                           ----------          ----------
CONTINGENCIES - NOTE 11
STOCKHOLDERS' EQUITY
Common Stock, $10 par value;
   authorized, 1,000,000 shares;
   issued & outstanding 250,000
   shares                                       2,500               2,500
Paid in capital                               439,582             439,582
Unrealized gains (net of tax of $1,811
   & $17,078)                                   7,860              33,342
Unassigned equity                             917,074             795,694
                                           ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                  1,367,016           1,271,118
                                           ----------          ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                       $9,127,582          $8,471,638
                                           ----------          ----------
                                           ----------          ----------


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED     THREE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                         1996       1995       1996       1995
                                                       --------   --------   --------   --------
                                                                         (000'S)
REVENUE

Premiums                                               $ 35,318   $ 30,817   $ 11,021   $  3,663
Net investment income                                   180,756    185,790     58,552     61,438
Realized capital gains/(losses)                           7,252      8,393      2,329      8,002
Policy fee income                                       229,515    242,964     72,894     88,675
Other income                                             15,099     32,100      7,292      4,797
                                                       --------   --------   --------   --------

TOTAL REVENUE                                           467,940    500,064    152,088    166,575
                                                       --------   --------   --------   --------

BENEFITS AND EXPENSES

Interest credited to policyholders' account balances     92,627     97,731     31,719     32,285
Policyholders' benefits                                 115,895    119,587     38,669     38,899
Other operating costs and expenses                       72,680    107,867     (2,294)    39,135
                                                       --------   --------   --------   --------

TOTAL BENEFITS AND EXPENSES                             281,202    325,185     68,094    110,319
                                                       --------   --------   --------   --------

Income before income tax provision                      186,738    174,879     83,994     56,256
Income tax provision
   Current                                               57,959     55,610     30,478     21,077
   Deferred                                               7,399      5,597     (1,081)    (3,264)
                                                       --------   --------   --------   --------

NET INCOME                                             $121,380   $113,672   $ 54,597   $ 38,443
                                                       --------   --------   --------   --------
                                                       --------   --------   --------   --------



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                          NINE MONTHS ENDED  TWELVE MONTHS ENDED
                                          SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                                         (000'S)
COMMON STOCK

Balance, beginning of period                  $    2,500         $    2,500
Issued during period                                   -                  -
                                              ----------         ----------

Balance, end of period                             2,500              2,500
                                              ----------         ----------

PAID IN CAPITAL

Balance, beginning of period                     439,582            439,582
Paid in during period                                  -                  -
                                              ----------         ----------

Balance, end of period                           439,582            439,582
                                              ----------         ----------

UNASSIGNED EQUITY

Balance, beginning of period                     795,694            641,282
Net income                                       121,380            154,412
                                              ----------         ----------

Balance, end of period                           917,074            795,694
                                              ----------         ----------

UNREALIZED CAPITAL GAINS

Balance, beginning of period                      33,342                  -
Net change in unrealized gains/(losses)          (35,899)            46,422
Other adjustments (a)                             10,417            (13,080)
                                              ----------         ----------

Balance, end of period                             7,860             33,342
                                              ----------         ----------

TOTAL STOCKHOLDERS' EQUITY                    $1,367,016         $1,271,118
                                              ----------         ----------
                                              ----------         ----------

(a) Other adjustments consist of deferred policy acquisition costs and related deferred income taxes.



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  1996           1995
                                                              ------------   ------------
                                                                        (000'S)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $   121,380    $   113,672
Adjustments to reconcile net income to net cash flows from
  operating activities                                           (138,194)      (191,343)
                                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES                              (16,814)       (77,671)
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale/maturity of:
    Fixed maturities                                            3,193,909      1,523,310
    Equity securities                                               3,498          4,236
    Mortgage loans                                                  9,940          7,104
    Other long term investments                                        21            193
    Investment real estate                                          4,829          2,925
    Other                                                          59,266        (44,320)

  Payments for the purchase of:
    Fixed maturities                                           (3,185,012)    (1,380,346)
    Equity securities                                              (4,560)        (7,914)
    Mortgage loans                                                      -              -
    Other long term investments                                      (497)          (626)
    Investment real estate                                           (341)             -
  Net proceeds/(payments) of short term investments               (47,721)       (17,532)
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES                               33,332         87,030
                                                              ------------   ------------

  Net increase/(decrease) in Cash                                  16,518          9,359
  Cash, beginning of period                                        41,435         27,780
                                                              ------------   ------------

CASH, END OF PERIOD                                           $    57,953    $    37,139
                                                              ------------   ------------
                                                              ------------   ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid in lieu of income taxes                           $    45,044    $         -
                                                              ------------   ------------
                                                              ------------   ------------


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

B.  BASIS OF PRESENTATION

The Financial Accounting Standards Board (FASB) issued Interpretation No. 40 "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises," as amended by Statement of Financial Accounting Standards (SFAS) No. 120 "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts", effective for fiscal years beginning after December 15, 1995.

Interpretation No. 40 changed the practice of mutual life insurance companies with respect to utilizing statutory basis financial statements for general purposes in that such financial statements are no longer allowed to be referred to as having been prepared in accordance with Generally Accepted Accounting Principles (GAAP). As a result of Interpretation No. 40, the Company has prepared the 1996 consolidated financial statements in accordance with all applicable GAAP pronouncements. The Company has restated the 1995 and 1994 consolidated financial statements in accordance with GAAP. These financial statements were previously prepared based on statutory accounting practices prescribed or permitted by regulatory authorities in the domiciliary states. See Note 9 for the Company's statutory net income and surplus determined in accordance with accounting practices prescribed or permitted by regulatory authorities in domiciliary states.

C.  INVESTMENTS

FIXED MATURITIES - Securities held to maturity are those that the Company has the positive intent and ability to hold to maturity and are principally reported at amortized cost. Amortized cost is adjusted to estimated fair value for impairments which are deemed to be other than temporary.

Where the Company may not have the positive intent to hold fixed maturities until maturity, the securities are classified as "Available for Sale." These securities are reported at market value based principally on their quoted market prices. The associated unrealized gains and losses, net of income taxes and deferred policy acquisition costs, are included as a component of equity or if deemed to be other than temporary, are included as a realized loss.

EQUITY SECURITIES consist primarily of common and preferred stocks. Marketable equity securities are classified as "Available for Sale" and are reported at market value based principally on their quoted market prices. Non-marketable equity securities are reported at historical cost adjusted for other than temporary impairments. The associated unrealized gains and losses are included as a component of equity. $4.0 million and $3.6 million of joint venture equity securities are included in "Other Long Term Investments" as of September 30, 1996 and December 31, 1995, respectively.

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

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                   (UNAUDITED)

INVESTMENT REAL ESTATE was acquired through foreclosure during 1994. This property was valued at its fair value at the time of foreclosure. Fair value is considered to be the amount that could reasonably be expected in a current transaction between willing parties, other than in forced or liquidation sale. Depreciation on this property for the period ended September 30, 1996 and the year ended December 31, 1995 was $164 thousand and $106 thousand, respectively. As of September 30, 1996 the Company had no investment real estate holdings. The last property was sold during the third quarter of 1996.

OTHER LONG TERM INVESTMENTS, which consist of limited partnerships, are valued at the aggregate net equity in the partnerships. Certain investments in this category were non-income producing at September 30, 1996 and December 31, 1995. These investments were $244 thousand at September 30, 1996 and $316 thousand at December 31, 1995.

Partnership and joint venture interests in which the Company does not have control and a majority economic interest are reported on the equity basis of accounting. $4.6 million and $4.1 million of non real estate related interests are included in other long term investments, as of September 30, 1996 and December 31, 1995, respectively. The Company's share of net income from such entities was $1.2 million and $0.5 million for the periods ended September 30, 1996 and 1995, respectively and is reported in investment income.

D.  OTHER ASSETS

Property and equipment is carried at cost less accumulated depreciation. When applicable, cost includes interest and real estate taxes incurred during construction as well as other construction related costs. Depreciation is calculated primarily on the straight line method based on the estimated useful lives of the assets. Accumulated depreciation was $2.3 million and $2.0 million as of September 30, 1996 and December 31, 1995, respectively.

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

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)


2.  FIXED MATURITIES AND EQUITY SECURITIES

Gross unrealized gains and losses for securities classified as Held to Maturity and Available for Sale, by major security type, are as follows:

                                      FOR THE PERIOD ENDED
                                      SEPTEMBER 30,  1996
-----------------------------------------------------------------------------------------
                                                            Gross     Gross
                                             Amortized   Unrealized Unrealized     Fair
 (000's)                                        Cost        Gains     Losses      Value
-----------------------------------------------------------------------------------------
 HELD TO MATURITY
 U.S. Treasury securities and obligations of
 U.S. government corporations and agencies    $       -   $     -   $    -     $        -

 Foreign government bonds                             -         -        -              -

 Corporate securities                           423,250     8,433    1,319        430,364

 Mortgage-backed securities                           -         -        -              -

 Other fixed maturities                               -         -        -              -

-----------------------------------------------------------------------------------------
 Total                                        $  423,250  $ 8,433   $1,319     $  430,364
-----------------------------------------------------------------------------------------


                                      FOR THE PERIOD ENDED
                                      SEPTEMBER 30,  1996
-----------------------------------------------------------------------------------------
                                                            Gross     Gross
                                             Amortized   Unrealized Unrealized     Fair
 (000's)                                        Cost        Gains     Losses      Value
-----------------------------------------------------------------------------------------
 AVAILABLE FOR SALE
 U.S. Treasury securities and obligations of
 U.S. government corporations and agencies   $   81,841    $   178    $   43   $   81,976

 Foreign government bonds                        83,524        346       498       83,372

 Corporate securities                         1,919,375     20,528     9,040    1,930,863

 Mortgage-backed securities                         517         13         -          530

 Other fixed maturities                               -          -         -            -

-----------------------------------------------------------------------------------------
 Total                                       $2,085,257    $21,065    $9,581   $2,096,741
-----------------------------------------------------------------------------------------

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

                                       FOR THE YEAR ENDED
                                       DECEMBER 31,  1995
------------------------------------------------------------------------------------------
                                                            Gross     Gross
                                             Amortized   Unrealized Unrealized     Fair
 (000's)                                        Cost        Gains     Losses      Value
------------------------------------------------------------------------------------------
 HELD TO MATURITY
 U.S. Treasury securities and obligations of
 U.S. government corporations and agencies   $        -    $     -    $    -    $        -

 Foreign government bonds                             -          -         -             -

 Corporate securities                           437,727     18,629     1,805       454,551

 Mortgage-backed securities                           -          -         -            -

 Other fixed maturities                               -          -         -            -

------------------------------------------------------------------------------------------
 Total                                       $  437,727    $18,629    $1,805    $  454,551
------------------------------------------------------------------------------------------


                                       FOR THE YEAR ENDED
                                       DECEMBER 31,  1995
------------------------------------------------------------------------------------------
                                                            Gross     Gross
                                             Amortized   Unrealized Unrealized     Fair
 (000's)                                        Cost        Gains     Losses      Value
------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
 U.S. Treasury securities and obligations of
 U.S. government corporations and agencies   $  324,854    $ 6,830    $   61    $  331,623

 Foreign government bonds                        73,042      3,055         -        76,097

 Corporate securities                         1,506,934     54,859     2,168     1,559,625

 Mortgage-backed securities                     169,190      8,717       398       177,509

 Other fixed maturities                               -          -         -             -

------------------------------------------------------------------------------------------
 Total                                       $2,074,020    $73,461    $2,627    $2,144,854
------------------------------------------------------------------------------------------

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)


The amortized cost and estimated fair value of fixed maturities at September 30, 1996 and December 31, 1995, categorized by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may prepay obligations with or without call or prepayment penalties. Fixed maturities not due at a single maturity date have been included in the table.

                                AS OF
                         SEPTEMBER 30, 1996
---------------------------------------------------------------------
                                                           Estimated
                                            Amortized        Fair
 (000's)                                       Cost          Value
---------------------------------------------------------------------
 HELD TO MATURITY

 Due in one year or less                    $   32,561     $   32,768

 Due after one year through five years         177,491        179,177

 Due after five years through ten years        183,238        188,600

 Due after ten years                            29,960         29,818

 Mortgage-backed securities                          -             -

---------------------------------------------------------------------
 Total                                      $  423,250     $  430,364
---------------------------------------------------------------------


                                AS OF
                         SEPTEMBER 30, 1996
---------------------------------------------------------------------
                                                           Estimated
                                            Amortized        Fair
 (000's)                                       Cost          Value
---------------------------------------------------------------------
AVAILABLE FOR SALE

 Due in one year or less                    $  107,594     $  108,914

 Due after one year through five years       1,553,606      1,560,357

 Due after five years through ten years        328,896        331,740

 Due after ten years                            94,644         95,200

 Mortgage-backed securities                        517            530

---------------------------------------------------------------------
 Total                                      $2,085,257     $2,096,741
---------------------------------------------------------------------

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)


                                AS OF
                         DECEMBER 31, 1995
---------------------------------------------------------------------
                                                           Estimated
                                            Amortized        Fair
 (000's)                                       Cost          Value
---------------------------------------------------------------------
 HELD TO MATURITY

 Due in one year or less                    $   25,982     $   26,325

 Due after one year through five years         184,288        189,354

 Due after five years through ten years        194,543        206,331

 Due after ten years                            32,914         32,541

 Mortgage-backed securities                          -              -

---------------------------------------------------------------------
 Total                                      $  437,727     $  454,551
---------------------------------------------------------------------


                                AS OF
                         DECEMBER 31, 1995
---------------------------------------------------------------------
                                                           Estimated
                                            Amortized        Fair
 (000's)                                       Cost          Value
---------------------------------------------------------------------
AVAILABLE FOR SALE

 Due in one year or less                    $  135,710     $  137,304

 Due after one year through five years       1,316,881      1,360,878

 Due after five years through ten years        335,302        349,961

 Due after ten years                           116,937        119,202

 Mortgage-backed securities                    169,190        177,509

---------------------------------------------------------------------
 Total                                      $2,074,020     $2,144,854
---------------------------------------------------------------------


Proceeds from the sale/maturity of fixed maturities during the period ended September 30, 1996 and the year ended December 31, 1995 were $3.2 billion and $2.0 billion, respectively. Gross gains of $23.3 million and $28.9 million and gross losses of $16.8 million and $17.3 million were realized on those sales during the period ended September 30, 1996 and the year ended December 31, 1995, respectively.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)


3.  NET INVESTMENT INCOME

                                                NINE MONTHS ENDED    THREE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
Net investment income consisted of:              1996        1995        1996       1995
                                               --------    --------    -------    --------
  Gross investment income                            (000's)                 (000's)
    Fixed maturities                           $138,564    $147,217    $46,605    $ 48,385
    Equity securities                                44          96         44         128
    Mortgage loans                                4,321       6,164      2,008       1,605
    Investment real estate                          613         437        125         124
    Policy loans                                 24,694      21,701      8,734       7,520
    Short term investments                       11,272       9,208      2,678       3,455
    Other                                         6,486       4,689      1,738       1,424
                                               --------    --------    -------    --------
                                                185,994     189,512     61,932      62,641
  Investment expenses                             5,238       3,722      3,380       1,203
                                               --------    --------    -------    --------
  Net investment income                        $180,756    $185,790    $58,552    $ 61,438
                                               --------    --------    -------    --------
                                               --------    --------    -------    --------

4.  INVESTMENT GAINS/(LOSSES)

                                                NINE MONTHS ENDED    THREE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                 1996        1995        1996       1995
                                               --------    --------    -------    --------
                                                     (000's)                 (000's)
Realized gains/(losses)
    Fixed maturities                           $  6,157    $  6,700    $ 1,214    $  6,328
    Equity securities                               589       1,752        629       1,682
    Mortgage loans                                    -           -          -           -
    Investment real estate                          487         (69)       487           -
    Other                                            19          10         (1)         (8)
                                               --------    --------    -------    --------

Realized investment gains/(losses)             $  7,252    $  8,393    $ 2,329    $  8,002
                                               --------    --------    -------    --------
                                               --------    --------    -------    --------

                                                NINE MONTHS ENDED    THREE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                                 1996        1995        1996       1995
                                               --------    --------    -------    --------
                                                     (000's)                 (000's)
Unrealized gains/(losses)
    Fixed maturities - Available for sale      $(56,749)   $ 45,320    $   304    $ (7,364)
    Equity securities                               (27)          9          -         (44)
                                               --------    --------    -------    --------
                                                (56,776)     45,329        304      (7,408)

Other adjustments (a)                            16,026     (30,888)      (368)    (16,328)
Federal income tax provision/(benefit)           15,268      (2,636)      (723)      9,270
                                               --------    --------    -------    --------

Net change in unrealized gains/(losses)         (25,482)     11,805       (787)    (14,466)
Net unrealized gains/(losses), beg of period     33,342           -          -           -
                                               --------    --------    -------    --------

Net unrealized gains/(losses)                  $  7,860    $ 11,805    $  (787)   $(14,466)
                                               --------    --------    -------    --------
                                               --------    --------    -------    --------

(a) Other adjustments consist of deferred policy acquisition costs.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)


5.  MORTGAGE LOANS

Mortgage loans at September 30, 1996 and December 31, 1995 are as follows:


                                      SEPTEMBER 30,      DECEMBER 31,
                                          1996               1995
                                         -------            -------
                                                   (000's)
Commercial loans                         $51,482            $59,659
Agricultural loans                         3,042              4,805
                                         -------            -------

Total mortgage loans                     $54,524            $64,464
                                         -------            -------
                                         -------            -------

6.  FAIR VALUE INFORMATION

The fair value amounts have been determined by the Company using available information and reasonable valuation methodologies for only those accounts for which fair value disclosures are required. Considerable judgment is applied, as necessary, in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

The following methods and assumptions were used in calculating the fair values.

FIXED MATURITIES - Fair values for fixed maturities, other than private placement securities, are based on quoted market prices or estimates from independent pricing services. Fair values for private placement securities are estimated using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve adjusted for the type of issue, its current quality and its remaining average life. The fair value of certain non-performing private placement securities is based on amounts provided by state regulatory authorities.

EQUITY SECURITIES - Fair value is based on quoted market prices, where available, or prices provided by state regulatory authorities.

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

7.  INSURANCE

The benefit reserve liabilities for single premium universal life contracts and investment-type contracts such as deferred annuities are the contractholders' funds.

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

Net unrealized gains and losses are presented in equity net of deferred taxes. The tax provision attributable to these items amounted to $1,811 thousand and $17,078 thousand at September 30, 1996 and December 31, 1995, respectively.

The Internal Revenue Service (the "Service") has conducted examinations of the federal income tax returns of the Company through 1992. Discussions are being held with the Service with respect to proposed adjustments. However, management believes there are adequate defenses against, or sufficient reserves to provide for, such challenges.

The components of the income tax provisions are as follows:

                                     NINE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                     ------------------    -------------------
                                                      (000's)
     Current U.S. income tax               $57,959               $55,610
     Deferred U.S. income tax                7,399                 5,597
                                     ------------------    -------------------
     Total income taxes                    $65,358               $61,607
                                     ------------------    -------------------
                                     ------------------    -------------------

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below.

     DEFERRED TAX ASSETS             SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                     ------------------    -------------------
                                                      (000's)
     Insurance reserves                    $40,334               $42,601
     Other                                   1,932                     -
                                     ------------------    -------------------
     Total deferred tax assets             $42,226               $42,601
                                     ------------------    -------------------
                                     ------------------    -------------------

     DEFERRED TAX LIABILITIES
     Deferred acquisition costs            $166,285              $153,526
     Net capital gains                        6,235                27,102
     Other                                        -                    96
                                     ------------------    -------------------
     Total deferred tax liabilities        $172,521              $180,724
                                     ------------------    -------------------
     Net deferred liability                $130,255              $138,123
                                     ------------------    -------------------
                                     ------------------    -------------------

The differences between the U.S. statutory federal income tax and the effective income tax as reflected in the accompanying statement of income are:

                                     NINE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                     ------------------    -------------------
                                                      (000's)
     Tax at statutory rate                 $65,358               $61,208
     True-up                                     -                     -
     Other items, net                            -                    (1)
                                     ------------------    -------------------
     Total tax provision                   $65,358               $61,207
                                     ------------------    -------------------
                                     ------------------    -------------------

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)

9.  STOCKHOLDERS' EQUITY

The amounts of statutory net income for the periods ended, and surplus as of September 30, 1996 and 1995 were as follows:

                                     NINE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30, 1996     SEPTEMBER 30, 1995
                                     ------------------     ------------------
                                                      (000's)
        Net income                        $ 69,875               $108,091


                                             AS OF                 AS OF
                                     SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                     ------------------    -------------------
                                                      (000's)
        Surplus                           $899,128               $829,021


10.  RELATED PARTY TRANSACTIONS

A.  SERVICE AGREEMENTS

The Company, Prudential, Pruco Life of New Jersey and Pruco Securities Corporation, an indirect wholly-owned subsidiary of Prudential, operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided. The net cost of these services allocated to the Company were $72.7 million as of September 30, 1996 and $98 million for the year ended December 31, 1995.

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

No pension expense for contributions to the plan was allocated to the Company in 1996 or 1995 because the plan was subject to the full funding limitation under the Internal Revenue Code.

C.  POSTRETIREMENT LIFE AND HEALTH BENEFITS

Prudential also sponsors certain life insurance and health care benefits for its retired employees. Substantially all employees may become eligible to receive a benefit if they retire after age 55 with at least 10 years of service. Prudential elected to amortize its obligation over twenty years. A provision for contributions to the postretirement fund is included in the net cost of services allocated to the Company discussed above for the period ended September 30, 1996 and the year ended December 31, 1995.

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  (UNAUDITED)


D.  REINSURANCE

The Company currently has three reinsurance agreements in place with Prudential (the reinsurer). Specifically: reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract, and two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. These agreements had no material effect on net income for the periods ended September 30, 1996 and 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pruco Life Insurance Company consists of Pruco Life Insurance Company (Pruco
Life), Pruco Life Insurance Company of New Jersey and The Prudential Life Insurance Company of Arizona (collectively, the Company). Pruco Life is a wholly owned subsidiary of Prudential Insurance Company of America (Prudential), a mutual life insurance company. The Company markets individual life insurance and single pay deferred annuities primarily through Prudential's sales force. The Company held over $9.1 billion in assets at September 30, 1996. $4.9 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short term investments and mortgage loans.

1. RESULTS OF OPERATIONS (FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995.)

Net income for the nine month period ended September 30, 1996 was $121.4 million. This represents a $7.7 million increase over the same period in 1995.

Policy Fee Income primarily consists of amounts assessed during the period against contractholders' account balances for mortality, policy administration and surrender charges. Policy Fee Income decreased $13.5 million from $243.0 million for the nine months ended September 30, 1995 to $229.5 million for the same period in 1996.

Net investment income declined from $185.8 million for the nine month period ended September 30, 1995 to $180.8 million for the same period ending September 30, 1996. Realized capital gains decreased to $7.3 million for the nine months ended September 30, 1996 from a realized gain of $8.4 million for the same period in 1995. The decrease stems from corporate bonds which are generating lower gains due to increases in interest rates.

Policyholders' benefits decreased $3.7 million for the nine months ended September 30, 1996, from the same period in 1995. This is primarily due to a decline in the level of reserves held for Minimum Death Benefit guarantees.

Other operating costs and expenses for the nine month period ended September 30, 1996 decreased $35.2 million over the same period in 1995. An adjustment to true-up the beginning balance of deferred policy acquisition costs was run through the deferred policy acquisition costs amortization account which resulted in a $29 million decrease in other operating costs and expenses.
The additional decrease of approximately $5 million is due to decreases in salaries, rent, employee benefit chargebacks, and depreciation.


2.  LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses are met primarily from premiums and investment income. Benefit expenses incurred were $61.7 million and $64.4 million for the nine months ended September 30, 1996 and September 30, 1995 respectively. Cash flows are anticipated to be ample to meet the Company's liquidity needs for the foreseeable future.

3.  INVESTMENTS

The Company maintains a well diversified portfolio consisting of fixed as well as equity investments. Of the Company's total assets of approximately $9.1 billion as of September 30, 1996, 53.2% was invested in Separate Account assets, 27.6% in fixed maturities, 3.0% in short term investments, .6% in mortgage loans and the remaining 15.6% in other assets.

Fixed Maturities. As of September 30, 1996 and December 31, 1995, the Company's investments in fixed maturities, which are primarily carried at market value, were $2.5 billion and $2.6 billion, respectively. Included in fixed maturities are securities that are classified by the National Association of Insurance Commissioners (NAIC) as being in the lowest three rating categories. The lowest three NAIC categories represent, for the most part, high-yield securities. These approximated 1.0% and 1.0% of the Company's assets at September 30, 1996 and December 31, 1995, respectively.

Mortgage Loans. As of September 30, 1996 and December 31, 1995, the Company's investments in mortgage loans were $54.5 million and $64.4 million, respectively. Mortgage loans are carried at the lower of unpaid principal balance or fair value. The decrease in mortgage loans is due to a $7 million settlement payment.

Currently, the Company has no loans in the process of foreclosure and two loans with restructured terms in the amount of $6.9 million.

Investment Real Estate. As of September 30, 1996, the Company has no investment real estate. The last property was sold during the third quarter of 1996. The disposition of $4.3 million resulted in capital gains of $0.5 million.

                                    PART II

ITEM 1 LEGAL PROCEEDING

Pruco Life is not involved in any litigation that is expected to have a material effect.

ITEM 2 CHANGES IN SECURITIES

Not Applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

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

     (a) (3) EXHIBITS

     REGULATION S-K

     2.  Not Applicable

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

     Market-Value Adjustment Annutiy Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-61143, filed November 17, 1995.

10.  None.

11.  Not Applicable.

15.  Not Applicable.

18.  None.

19.  Not Applicable.

20.  Not Applicable.

22.  None.

23.  None.

24.  Not Applicable.

25.  Not Applicable.

27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

28.  None

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

                         PRUCO LIFE INSURANCE COMPANY
                                 (Registrant)





SIGNATURE                   TITLE                                DATE


________________________   President and Director            November 14, 1996
Esther H. Milnes


________________________   Vice President and Comptroller    November 14, 1996
Linda S. Dougherty         and Chief Accounting Officer