Form 10-K
period 1996-12-31
PRUCO LIFE INSURANCE CO
filed 1997-03-31
CIK 777917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           ARIZONA                                               22-1944557
-----------------------------                                -------------------
(State or other jurisdiction,                                  (IRS Employer
incorporation or organization)                               Identification No.)


                 213 WASHINGTON STREET, NEWARK, NEW JERSEY 07102
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

        State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1997. Common stock, par value of $10 per share: 250,000 shares outstanding.

                          PRUCO LIFE INSURANCE COMPANY
                                  (REGISTRANT)

                                      INDEX

Item                                                                                  Page
 NO.                                                                                   NO.
----                                                                                  ----
        Cover Page                                                                     --

        Index                                                                           2

PART I

  1.    Business                                                                        3

  2.    Properties                                                                      3

  3.    Legal Proceedings                                                               3

  4.    Submission of Matters to a Vote of Security Holders                             3

PART II

  5.    Market for the Registrant's Interest and Related Security Holder Matters        4

  6.    Selected Financial Data                                                         4

  7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  5

  8.    Financial Statements and Supplementary Data                                     7

  9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                   7

PART III

  10.   Directors and Executive Officers of Pruco Life                                  8

  11.   Executive Compensation                                                         10

  12.   Security Ownership of Certain Beneficial Owners and Management                 10

  13.   Certain Relationships and Related Transactions                                 10

PART IV

  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                11

        Exhibit Index                                                                  11

        Signatures                                                                     13

                                     PART 1

ITEM 1.  BUSINESS
-----------------

Pruco Life Insurance Company (the Company) is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company markets individual life insurance and deferred annuities (the Contracts) in the District of Colombia, Guam, and in all states except New York. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two subsidiaries, Pruco Life Insurance Company of New Jersey (PLNJ) and The Prudential Life Insurance Company of Arizona (PLICA). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance and deferred annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1988 under the laws of the state of Arizona. PLICA had no new business sales in 1996 and at this time will not be issuing new business.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential intends from time to time to make additional capital contributions to the Company as needed to enable it to meet its reserve requirements and expenses in connection with its business. Generally, Prudential is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts.

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


ITEM 2.  PROPERTIES
-------------------

Not applicable.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No actions were taken during the fourth quarter of 1996. However, in an action in lieu of an annual meeting, The Prudential Insurance Company of America, the sole shareholder of Pruco Life, elected the following Directors of Pruco Life, effective as of May 1, 1996.

        William M. Bethke
        Ira J. Kleinman
        Mendel A. Melzer
        Esther H. Milnes
        I. Edward Price
        William F. Yelverton

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S INTERESTS AND RELATED SECURITY HOLDER
         MATTERS
--------------------------------------------------------------------------

Pruco Life is a wholly-owned subsidiary of Prudential. There is no public market for Pruco Life's common stock.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                             Pruco Life Insurance Company and Subsidiaries
                                                   For the Years Ended December 31,
                                       --------------------------------------------------------------
                                                     GAAP Basis             |      Statutory Basis
                                           1996         1995         1994   |     1993         1992
                                       ----------   ----------   ---------- | ----------   ----------
Revenues                                                                    |
     Premiums, and other revenue       $  408,154   $  401,287   $  303,627 | $  591,660   $  541,248
     Net investment income                247,328      246,618      241,132 |    260,939      274,037
                                       -------------------------------------|------------------------
                                                                            |
Total revenues                            655,482      647,905      544,759 |    852,599      815,285
                                                                            |
Benefits and expenses                                                       |
     Current and future benefits and                                        |
          claims                          305,119      280,913      235,660 |    534,354      478,148
     Other expenses                       122,006      134,790      179,173 |    157,557      129,701
                                       -------------------------------------|------------------------
                                                                            |
Total benefits and expenses               427,125      415,703      414,833 |    691,911      607,849
                                       -------------------------------------|------------------------
                                                                            |
Income before income tax provision        228,357      232,202      129,926 |    160,688      207,436
                                                                            |
Income tax provision                       79,135       79,558       48,031 |     83,640       96,578
                                       -------------------------------------|------------------------
                                                                            |
Net income                             $  149,222   $  152,644   $   81,895 | $   77,048   $  110,858
                                       =====================================|========================
                                                                            |
Assets                                 $9,678,427   $8,471,638   $7,713,183 | $7,172,104   $6,709,958
                                       --------------------------------------------------------------


In 1996, the Company retroactively adopted applicable accounting pronouncements to present its financial statements in conformity with generally accepted accounting principles. Refer to footnote 1.B. of the Consolidated Financial Statements included in Item 8 of this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

Pruco Life Insurance Company consists of Pruco Life Insurance Company and its subsidiaries (collectively, the Company). Pruco Life Insurance Company is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential). The Company markets individual life insurance primarily through Prudential's sales force in the United States and in Taiwan. The company held $9.7 billion in assets at December 31, 1996, $5.3 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and policy loans.

The business climate in the United States was characterized by moderate economic growth, low inflation, and growing investor confidence that fueled bond and stock prices. Merger and consolidation activity accelerated, as well as expansion of US companies into foreign markets. Those economic trends impacted the insurance industry during the year, prompting them to implement strategies, including consolidation, and sales of certain lines of business to counter risk, control expenses and diversify products to remain competitive. Regulatory changes which opened the insurance industry to other financial institutions, particularly banks and mutual funds, heightened competition in investment type products since those institutions were positioned to deliver the same products through large, stable distribution channels. In addition, the industry has been beset by negative publicity following the discovery of unacceptable sales practices that resulted in investigations of most large insurers, including Prudential. In spite of the difficult operating environment, 1996 was a year of progress for the Company. It achieved solid performance in core businesses, instituted significant cost reduction programs, and strategic initiatives which are expected to place it on a firm course of continued growth.

The Company's assets were $9.7 billion at December 31, 1996 compare to $8.5 billion at December 31, 1995. Net income amounted to $149.2 million, a decrease of $3.4 million or 2.2% compared to the $152.6 million earned in 1995.

1.  RESULTS OF OPERATIONS

(a) 1996 versus 1995

Premiums increased by $9.4 million in 1996 from $42.1 million in 1995 to $51.5 million for the same period in 1996. This change is primarily due to increased sales of $6.2 million related to traditional life insurance products in our Taiwan branch which continued to expand its business throughout 1996.

Policy charges and fee income increased approximately $5.9 million during the current year as compared to 1995. This is primarily attributable to the increased sales of new variable annuity products and fees earned on policyholder withdrawal and surrender activity.

Other income decreased $6.2 million for the year ended December 31, 1996 from the year ended December 31, 1995. This decrease is due to a reduction in separate account net gains.

Policyholders' benefits increased $32.9 million during the current year to $186.9 million. Approximately $10 million of this increase is attributable to the mortality costs associated with the Company's products. The additional $22 million results from the increase in reserves associated with new and existing contracts at December 31, 1996.

Interest credited to policyholders' account balances decreased by $8.7 million. This decrease is primarily attributable to the decrease in policyholder's account balances due to the Company experiencing increased policyholder withdrawals and slightly lower interest rates.

Other operating expenses decreased $12.8 million for the year ended December 31, 1996 compared to the same period for 1995. This is attributable to a decrease in the amortization of deferred policy acquisition costs, and a company wide initiative to reduce expenses resulting in a decrease in general expenses.

(b) 1995 versus 1994

The Company recorded net income of $152.6 million and $81.9 million for 1995 and 1994, respectively.

Premiums increased by $19.4 million from $22.7 million for the year ended December 31, 1994 to $42.1 million for the same period in 1995, stemming from increased sales of life insurance in the Taiwan branch and a steady flow of renewals in the US.

Policy charges and fee income increased approximately $10.3 million from $308.8 million for the year ended December 31, 1994, to $319.1 million for the same period in 1995. This is primarily attributable to the increased sales of new variable annuity products and fees earned on policyholder withdrawal and surrender activity.

Net investment income increased $5.5 million for the twelve months ended December 31, 1995, from the same period in 1994. Policy loans increased $75.4 million, which resulted in additional policy loan interest income of $2.4 million. Secondly, the Company's income from equity securities increased $2.0 million as a result of favorable stock market conditions.

Net realized investment gains increased $54.3 million, to $13.2 million for the year ended December 31,1995 from a loss of $41.1 million for the same period in 1994. The Company restructured its investment portfolio to more closely align with the liability duration and to reduce the portfolio's interest rate risk. Sales activity of the Company's fixed maturities produced favorable gains as a result of falling interest rates during 1995.

Policyholders' benefits increased $32.0 million to $154.0 million in 1995, from $122.0 million in 1994. This change is primarily attributable to the increase in reserves for new and existing policies.

Interest credited to policyholders' account balances increased $13.2 million for the twelve months ended December 31, 1995, from the same period in 1994. This change was a result of increased interest rates offset with decreasing policyholder account balances.

Other operating costs and expenses decreased $44.4 million for the year ended December 31, 1995 due a decrease in the allocation of costs from Prudential, a decrease in the amortization of deferred policy acquisition costs, and a company wide initiative to reduce expenses resulting in a decrease in general expenses.



2.  LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses, are met primarily from premiums and investment income. Benefit expenses incurred in 1996, 1995, and 1994 were $186.9 million, $154.0 million, and $122.0 million, respectively. Cash flows are anticipated to be sufficient to meet the Company's liquidity needs for the foreseeable future.


3.  CAPITAL RESOURCES

The primary components of the Company's total assets of $9.7 billion at December 31, 1996 are as follows (as a percentage of total assets): fixed income securities 27.3%, separate account assets (fixed income and equity securities) 55.1%, policy loans 6.6%, and other assets 11.0%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements and Schedules elsewhere in this Annual Report.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

On March 12, 1996, The Board of Directors of Prudential approved the recommendation of the Auditing Committee to dismiss Deloitte & Touche LLP as the independent accountants of The Prudential and its subsidiaries, including the Company.

In connection with its audits for the two most recent fiscal years, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of the accountant, would have caused them to make a reference to the matter in their report.

On May 14, 1996, The Board of Directors of Prudential approved the recommendation of the Auditing Committee to engage Price Waterhouse LLP as the independent accountants of The Prudential and its subsidiaries, including the Company.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF PRUCO LIFE
--------------------------------------------------------

NAME                                      POSITION                           AGE
----                                      --------                           ---

William F. Yelverton                      Chairman of the Board
                                            and Director                     56

I. Edward Price                           Vice Chairman of the Board
                                            and Director                     54

Esther H. Milnes                          President and Director             46

James Drozanowski                         Senior Vice President              54

Frank Marino                              Senior Vice President              52

Mario A. Mosse                            Senior Vice President              44

Hwei-Chung Shao                           Senior Vice President and
                                            and Chief Actuary                42

Karen L. Shapiro                          Senior Vice President              41

Linda S. Dougherty                        Vice President, Comptroller
                                            and Chief Accounting Officer     48

William M. Bethke                         Director                           49

Ira J. Kleinman                           Director                           49

Mendel M. Melzer                          Director                           36

Kiyofumi Sakaguchi                        Director                           53
--------------------------------------------------------------------------------

William F. Yelverton, age 56, has been Chief Executive Officer of The Prudential Individual Insurance Group since 1995. Prior to 1995, he was Chief Executive Officer of New York Worldwide.

I. Edward Price, age 54, has been Senior Vice President and Actuary of Prudential Individual Insurance since 1995. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994 he was President of Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of Prudential.

Esther H. Milnes, age 46, has been Vice President and Actuary of Prudential Individual Insurance Group since 1996. From 1993 to 1995, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James C. Drozanowski, age 54, has been Vice President and Operations Executive, Prudential Individual Insurance Group since 1996; 1995 to 1996: President and Chief Executive Officer of Chase Manhattan Bank; 1993 to 1995: Vice President, North America Customer Services, Chase Manhattan Bank; Prior to 1993: Operations Executive, Global Securities Services, Chase Manhattan Bank.

Frank P. Marino, age 52, has been Vice President, Policyowner Relations Department, Prudential Individual Insurance Group since 1996; Prior to 1996:
Senior Vice President, Prudential Mutual Fund Services.

Mario A. Mosse, age 44, has been Vice President, Annuity Services, Prudential Investments since 1996; Prior to 1996: Vice President, Chase Manhattan Bank.

Hwei-Chung Shao, age 42, has been Vice President and Associate Actuary, Prudential.

Karen L. Shapiro, age 41, has been Vice President, Prudential Individual Insurance Group since 1996; Vice President and Associate General Counsel, Prudential Securities Incorporated 1993 to 1996; Prior to 1993: Senior Associate with Shaw, Pittman, Potts and Trowbridge.

Linda S. Dougherty, age 48, has been Vice President and Comptroller, Prudential Individual Insurance Group since 1997; Prior to 1997: Vice President, Accounting, Prudential.

William M. Bethke, age 49, has been President, Prudential Capital Markets Group since 1992.

Ira J. Kleinman, age 49, has been Chief Marketing and Product Development Officer of Prudential Individual Insurance Group since 1995. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of Prudential. Prior to 1992, he was Vice President of Prudential.

Mendel A. Melzer, age 36, has been Chief Investment Officer, Mutual Funds and Annuities, Prudential Investments since 1996; 1995 to 1996: Chief Financial Officer of the Money Management Group of Prudential; 1993 to 1995: Senior Vice President and Chief Financial Officer of Prudential Preferred Financial Services; Prior to 1993: Managing Director, Prudential Investment Corporation.

Kiyofumi Sakaguchi, age 53, has been President, Prudential International Insurance Group since 1995; 1994 to 1995: Chairman and Chief Executive Officer, The Prudential Life Insurance Co., Ltd.; Prior to 1994: President and Chief Executive Officer, Asia Pacific Region-Prudential International Insurance, and President, The Prudential Life Insurance Co., Ltd.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The following table shows the portion of compensation, paid by Prudential, to each named executive officer for services provided to the Company. The amounts have been determined based on each individual's time devoted to the duties as an executive of Pruco Life and its subsidiaries during 1996.

NAME AND                                                 ALLOCATED CASH
PRINCIPAL                                                 COMPENSATION
POSITION                         YEAR                          $
---------                        ----                       -------

Esther H. Milnes                 1996                       $21,136
President                        1995                       $14,250
                                 1994                       $ 9,846

Linda S. Dougherty               1996                       $55,931
Vice President and Comptroller   1995                       $     0
                                 1994                       $     0

Hwei-Chung S. Shao               1996                       $21,048
Chief Actuary                    1995                       $     0
                                 1994                       $     0

Clifford E. Kirsch               1996                       $54,190
Chief Legal Counsel              1995                       $30,962
                                 1994                       $     0


Frank P. Marino                  1996                       $12,076
Senior Vice President            1995                       $     0
                                 1994                       $     0





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

        (a) (1) and (2) Financial Statements and Schedules of registrant and its subsidiaries are listed in the accompanying "Index to Financial Statements and Schedules" on page F-1 hereof and are filed as part of this Report.

        (a) (3) EXHIBITS
                --------

        REGULATION S-K
        --------------

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

        22.    None.

        23.    Not applicable.

        24. Powers of Attorney, incorporated by reference to Form 10-K, Registration No. 33-86780, filed March 28, 1997, on behalf of Pruco Life Variable Contract Real Property Account.

        27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

        28.    Not applicable.

        99.    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRUCO LIFE INSURANCE COMPANY
                                    (Registrant)


Date:   March 31, 1997                     By: /s/
     ------------------                        --------------------------------
                                                 Esther H. Milnes
                                                 Prudential

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                              DATE
---------                      -----                              ----

/s/                            Chairman of the Board              March 31, 1997
------------------------
William F. Yelverton


/s/                            Vice Chairman of the Board         March 31, 1997
------------------------       and Director
I. Edward Price


/s/                            President and Director             March 31, 1997
------------------------
Esther H. Milnes


/s/                            Vice President and Comptroller     March 31, 1997
------------------------       and Chief Accounting Officer
Linda S. Dougherty


/s/                            Director                           March 31, 1997
------------------------
William M. Bethke


/s/                            Director                           March 31, 1997
------------------------
Ira J. Kleinman


/s/                            Director                           March 31, 1997
------------------------
Mendel A. Melzer


/s/                            Director                           March 31, 1997
------------------------
Kiyofumi Sakaguchi



                                By: /s/ THOMAS C. CASTANO
                                    ---------------------------------
                                    Thomas C. Castano
                                    (Attorney-in-Fact)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-K
                                  ANNUAL REPORT




                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                        DECEMBER 31, 1996, 1995, AND 1994









                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
         ----------------------------------------------------------------------------


FINANCIAL STATEMENTS AND SCHEDULES                                                          PAGE
----------------------------------
A.  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

    INDEPENDENT AUDITORS' REPORT                                                            F-2

    CONSOLIDATED FINANCIAL STATEMENTS:

           STATEMENTS OF FINANCIAL POSITION - DECEMBER 31, 1996 AND DECEMBER 31, 1995       F-4

           STATEMENTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994         F-5

           STATEMENTS OF STOCKHOLDER'S EQUITY - YEARS ENDED DECEMBER 31, 1996, 1995,
           AND 1994                                                                         F-6

           STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994         F-7

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 1996, 1995, AND 1994   F-8

    SCHEDULES:


           SCHEDULE IV - SCHEDULE OF REINSURANCE - FOR THE YEARS ENDED
           DECEMBER 31, 1996, 1995, AND 1994                                                F-20


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Pruco Life Insurance Company


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP
--------------------------
PRICE WATERHOUSE LLP
New York, New York
March 21, 1997

INDEPENDENT AUDITORS' REPORT


To The Board of Directors of
Pruco Life Insurance Company
Newark, New Jersey


We have audited the accompanying consolidated statement of financial position of Pruco Life Insurance Company and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for the years ended December 31, 1995 and 1994. Our audits also included the financial statement schedules listed in the Index at Item 14 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the accompanying financial statements presents fairly, in all material respects, the consolidated financial position of Pruco Life Insurance Company and subsidiaries as of December 31, 1995, and the consolidated results of operations and cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has retroactively adopted all applicable generally accepted accounting principles relating to stock life insurance subsidiaries of mutual life insurance companies and has changed, as of January 1, 1995, the method of accounting for fixed maturity investments.


/s/ DELOITTE & TOUCHE LLP
Parsippany, N.J.


December 19, 1996


                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



                                                              DECEMBER 31,
                                                      1996                   1995
                                                   -----------            ------------
                                                                (000'S)
ASSETS
Fixed maturities
    Held to maturity                               $  405,731             $   437,727
    Available for sale                              2,236,817               2,144,854
Equity securities                                       3,748                   4,036
Mortgage loans                                         46,915                  64,464
Investment real estate                                      -                   4,059
Policy loans                                          639,782                 569,273
Other long term investments                             4,528                   4,159
Short term investments                                169,830                 228,016
                                                   -----------            ------------
    Total invested assets                           3,507,351               3,456,588
                                                   -----------            ------------
Cash                                                   73,766                  41,435
Deferred policy acquisition costs                     633,159                 566,976
Premiums due                                            9,084                   6,367
Accrued investment income                              62,110                  59,862
Receivable from affiliates                              1,901                   8,275
Federal income tax receivable                           7,191                   6,375
Reinsurance recoverable on unpaid losses               27,014                  27,914
Other assets                                           20,000                  12,578
Separate Account assets                             5,336,851               4,285,268
                                                   -----------            ------------
TOTAL ASSETS                                       $9,678,427              $8,471,638
                                                   ===========            ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Future policy benefits and other policyholders'
   liabilities                                     $  557,351             $   501,200
Policyholders' account balances                     2,188,862               2,218,330
Deferred federal income tax payable                   148,960                 141,048
Payable to affiliate                                   51,729                  41,584
Other liabilities                                      55,090                  37,387
Separate Account liabilities                        5,277,454               4,263,896
                                                   -----------            ------------
Total Liabilities                                   8,279,446               7,203,445
                                                   -----------            ------------
Contingencies - Note 9
Stockholder's Equity
Common Stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding at
        December 31, 1996 and 1995                      2,500                   2,500
Paid-in-capital                                       439,582                 439,582
Net unrealized investment gains (less deferred
   income tax)                                         12,402                  30,836
Retained earnings                                     944,497                 795,275
                                                   -----------            ------------
Total Stockholder's Equity                          1,398,981               1,268,193
                                                   -----------            ------------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                               $9,678,427              $8,471,638
                                                   ===========            ============





               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                      1996       1995        1994
                                                   -----------------------------------
                                                                (000'S)
REVENUES
Premiums                                           $   51,525  $  42,089   $   22,689
Policy charges and fee income                         324,976    319,012      308,753
Net investment income                                 247,328    246,618      241,132
Realized investment gains (losses)                     10,835     13,200     (41,074)
Other income                                           20,818     26,986       13,259
                                                   -----------------------------------

Total Revenues                                        655,482    647,905      544,759
                                                   -----------------------------------

BENEFITS AND EXPENSES

Policyholders' benefits                               186,873    153,987      121,949
Interest credited to policyholders' account
   balances                                           118,246    126,926      113,711
Other operating costs and expenses                    122,006    134,790      179,173
                                                   -----------------------------------

Total Benefits and Expenses                           427,125    415,703      414,833
                                                   -----------------------------------

Income before income tax provision                    228,357    232,202      129,926
                                                   -----------------------------------

Income tax provision                                   79,135     79,558       48,031
                                                   -----------------------------------

NET INCOME                                         $  149,222  $ 152,644     $ 81,895
                                                   ===================================






                        SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY



                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                       1996       1995        1994
                                                   -----------------------------------
                                                                (000'S)
Common Stock

Balance, beginning of year                         $    2,500   $   2,500   $   2,500
Issued during year                                          -           -           -
                                                   -----------------------------------

Balance, end of year                                    2,500       2,500       2,500
                                                   -----------------------------------

Paid in Capital

Balance, beginning of year                            439,582     439,582     439,582
Paid in during year                                         -           -           -
                                                   -----------------------------------

Balance, end of year                                  439,582     439,582     439,582
                                                   -----------------------------------

Net Unrealized Investment Gains (Losses)
   (Less Deferred Income Tax)

Balance, beginning of year                             30,836      (1,349)          -
Adoption of SFAS 115                                        -     (39,762)          -
Net change in unrealized investment
   gains (losses)                                     (18,434)     71,947      (1,349)
                                                   -----------------------------------

Balance, end of year                                   12,402      30,836      (1,349)
                                                   -----------------------------------

RETAINED EARNINGS

Balance, beginning of year                            795,275     642,631     560,736
Net income                                            149,222     152,644      81,895
                                                   -----------------------------------

Balance, end of year                                  944,497     795,275     642,631
                                                   -----------------------------------

TOTAL STOCKHOLDER'S EQUITY                         $1,398,981  $1,268,193  $1,083,364
                                                   ===================================






                        SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED
                                                                                     DECEMBER 31,
                                                                          1996           1995            1994
                                                                    ------------------------------------------
                                                                                        (000'S)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   149,222    $   152,644    $    81,895
Adjustments to reconcile net income to net cash from
     operating activities:
     Increase in future policy benefits and other policyholders'
         liabilities                                                      56,151         22,877         31,932
     General account policy fee income                                   (50,286)       (56,637)       (48,401)
     Interest credited to policyholders' account balances                118,246        126,926        113,711
     Net decrease (increase) in Separate Accounts                        (38,025)        (3,520)        (4,121)
     Net realized investment (gains) losses                              (10,835)       (13,200)        41,074
     Amortization and other non-cash items                                26,709         (8,106)         6,228
     Change in:
         Accrued investment income                                        (2,248)          (480)        (2,597)
         Premiums due                                                     (2,717)        (1,957)        (1,374)
         Receivable from affiliates                                        6,374           (758)          (637)
         Note receivable from affiliate                                     --             --           50,000
         Deferred policy acquisition costs                               (66,183)        31,318         34,124
         Federal income tax receivable                                      (816)        12,031        (28,908)
         Other assets                                                     (6,522)       (12,689)       (11,121)
         Payable to affiliate                                             10,145         11,327        (24,029)
         Deferred federal income tax payable                               7,912         30,779           --
         Other liabilities                                                17,703        (61,306)        (5,293)
                                                                     -----------------------------------------
Cash Flows From Operating Activities                                     214,830        229,249        232,483
                                                                     -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Held to maturity                                          138,127        144,898      2,710,423
               Available for sale                                      3,886,254      1,886,687           --
         Equity securities                                                 7,527          5,557          1,910
         Mortgage loans                                                   19,226          7,395         10,821
         Other long term investments                                         288          1,559            607
         Investment real estate                                            4,488          2,926          8,677
     Payments for the purchase of:
         Fixed maturities:
               Held to maturity                                         (114,494)      (135,092)    (2,561,082)
               Available for sale                                     (4,008,810)    (1,741,139)          --
         Equity securities                                                (4,697)        (4,279)        (2,436)
         Mortgage loans                                                     --             --          (35,276)
         Other long term investments                                        (657)        (1,674)        (1,584)
     Policy loans                                                        (70,509)       (75,411)       (73,591)
     Net proceeds (payments) of short term investments                    58,186        (36,482)         9,845
                                                                     -----------------------------------------
Cash Flows From Investing Activities                                     (85,071)        54,945         68,314
                                                                     -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                       536,370         95,039        114,105
          Withdrawals (net of transfers to/from separate accounts)      (633,798)      (365,578)      (387,793)
                                                                     -----------------------------------------
Cash Flows From Financing Activities                                     (97,428)      (270,539)      (273,688)
                                                                     -----------------------------------------
     Net increase in Cash                                                 32,331         13,655         27,109
     Cash, beginning of year                                              41,435         27,780            671
                                                                     -----------------------------------------
CASH, END OF YEAR                                                    $    73,766    $    41,435    $    27,780
                                                                     =========================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Income taxes paid                                              $    61,760    $    53,107    $    56,089
                                                                     =========================================



               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994

    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES

    A.  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Pruco Life Insurance Company (Pruco Life), a stock life insurance company, and its subsidiaries (collectively, the Company). Pruco Life is a wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual life insurance company. The Company markets individual life insurance and deferred annuities primarily through Prudential's sales force in the United States, and in Taiwan. All significant intercompany balances and transactions have been eliminated in consolidation.

    B.  Basis of Presentation

    The Financial Accounting Standards Board (FASB) issued Interpretation No. 40 "Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises", as amended by Statement of Financial Accounting Standards (SFAS) No. 120 "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts", effective for fiscal years beginning after December 15, 1995. Financial statements of mutual life insurance companies, and their wholly owned stock life insurance subsidiaries, for periods beginning after December 15, 1995 which are prepared on the basis of statutory accounting practices will no longer be characterized as in conformity with generally accepted accounting principles (GAAP). As a result, the Company has prepared its 1996 consolidated financial statements in accordance with all applicable GAAP pronouncements. The 1995 and 1994 consolidated financial statements, which were previously prepared on the statutory basis of accounting, have been restated in accordance with GAAP. The cumulative effect of adopting GAAP as of January 1, 1994 was an increase in retained earnings of $378.3 million. See Note 7 for a reconciliation of the Company's surplus and net income determined in accordance with statutory accounting practices with equity and net income determined on a GAAP basis.

    On January 1, 1995, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which expanded the use of fair value accounting for those securities that a company does not have positive intent and ability to hold to maturity. Implementation of this statement decreased stockholder's equity by $39.8 million net of deferred income tax benefit of $21.4 million. In 1994 prior to the adoption of SFAS 115, all fixed maturities were carried at amortized cost.

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

    Equity Securities consist primarily of common and preferred stocks. Marketable equity securities are reported at market value based principally on their quoted market prices. Cost basis of the equity securities is $3.9 million and $5.3 million as of December 31, 1996 and 1995, respectively. The associated unrealized gains and losses are included as a component of equity.

    Mortgage Loans and Policy Loans are stated primarily at unpaid principal balances, net of unamortized discounts. Interest income is recognized as net investment income earned.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994


    Investment Real Estate acquired through foreclosure during 1994 was sold in 1996 for $4.5 million.

    Other Long Term Investments, which consist of limited partnerships, are valued at the aggregate net equity in the partnerships. Certain investments in this category were non-income producing at December 31, 1995. These investments were $.3 million at December 31, 1995. There were no non-income producing investments at December 31, 1996 and 1994.

    Partnership and joint venture interests in which the Company does not have control and a majority economic interest are reported on the equity basis of accounting. Non real estate related interests of $4.5 million and $4.1 million are included in other long term investments, at December 31, 1996 and 1995, respectively. The Company's share of net income from such entities was $1.4 million, $.3 million, and $1.9 million for the years ended December 31, 1996, 1995, and 1994, respectively, and is reported in net investment income.

    Realized investment gains and losses are reported based on specific identification of the investments sold.

    Short-term investments are fixed maturities that mature within one year, and are reported at estimated fair value.

    D.  Revenue Recognition and Related Expenses

    Universal life contracts are long duration life insurance contracts that involve significant mortality and morbidity risk with both fixed and guaranteed terms. Investment contracts are long duration contracts that do not subject the insurance enterprise to risks arising from policyholder mortality or morbidity. Amounts received as payments for these contracts are reported as deposits to policyholders' account balances. Revenues from these contracts consist primarily of amounts assessed during the period against policyholders' account balances for mortality charges, policy administration fees and surrender charges. Policy benefits and claims that are charged to expenses include benefit claims incurred in the period in excess of related policyholders' account balances.

    Premiums, policy benefits and claims from traditional life and annuity policies, generally are recognized in operations when due.

    E.  Deferred Policy Acquisition Costs

    Acquisition costs consist of commissions and other costs which vary with and are primarily related to the production or acquisition of new business. Acquisition costs related to universal life products and investment-type contracts are deferred and amortized in proportion to total estimated gross profits arising principally from investment results, mortality, expense margins and surrender charges based on historical and anticipated future experience. Amortization of deferred policy acquisition costs was $9.3 million, $54.4 million, and $76.0 million for the years ended December 31, 1996, 1995, and 1994, respectively. Deferred policy acquisition costs are analyzed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The effect on the deferred policy acquisition asset that would result from realization of unrealized investment gains (losses) is recognized with an offset to unrealized investment gains (losses) in consolidated stockholder's equity.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994


    F.   Future Policy Benefits and Policyholders' Account Balances

    Benefit reserve liabilities for payout annuities such as matured deferred annuities and supplementary contracts represent the present values of estimated future benefits payments and related expenses. Present values for these contracts are computed using interest rates ranging from 6.5% to 11%. The mortality assumption for these contracts is the 83 IAM tables. Reserves for supplementary benefits are stated at interest rates that vary from 4% to 6.5% using mortality and morbidity assumptions either from company experience or various actuarial tables.

    When liabilities for future policy benefits plus the present value of expected future gross deposits are insufficient to provide expected future policy benefits and expenses, unrecoverable deferred policy acquisition costs are written off and thereafter, if required, a premium deficiency reserve is established as a charge to income.

    Policyholders' account balances for universal life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross deposits plus interest credited less expense and mortality charges and withdrawals.

    Interest crediting rates on life insurance products range from 3.35% to 7%.


    G.  Separate Accounts

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

    All Separate Account assets are carried at market value. Deposits to all Separate Accounts are reported as increases in Separate Account liabilities, which equal the Separate Account policy account fund values. Charges assessed against Policyholders' account balances for mortality, policy administration and surrender charges are included in policy charges and fee income. Mortality and expense risk charges are applied against the Policyholders' account balance. The Separate Account assets are legally segregated and are not subject to claims that arise out of any other business of the Company.

    H.  Estimates

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994



2.  FIXED MATURITIES

Gross unrealized gains and losses for securities classified as Held to Maturity and Available for Sale, by major security type, are as follows:

                                                DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------
                                                        Gross           Gross
                                       Amortized      Unrealized      Unrealized            Fair
(000's)                                  Cost           Gains           Losses             Value
---------------------------------------------------------------------------------------------------
Held to Maturity
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies                $       -       $       -       $       -       $       -

Foreign government bonds                         -               -               -               -

Corporate securities                       405,731          10,947             576         416,102

Mortgage-backed securities                       -               -               -               -

Other fixed maturities                           -               -               -               -

---------------------------------------------------------------------------------------------------
Total                                    $ 405,731       $  10,947       $     576       $ 416,102
---------------------------------------------------------------------------------------------------





                                                DECEMBER 31, 1996
---------------------------------------------------------------------------------------------------
                                                        Gross           Gross
                                       Amortized      Unrealized      Unrealized            Fair
(000's)                                  Cost           Gains           Losses             Value
---------------------------------------------------------------------------------------------------
Available For Sale
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies              $    32,055       $      30        $    174    $     31,911

Foreign government bonds                    90,447             857             205          91,099

Corporate securities                     2,087,250          30,365           4,206       2,113,409

Mortgage-backed securities                     398               -               -             398

Other fixed maturities                           -               -               -               -

---------------------------------------------------------------------------------------------------
Total                                  $ 2,210,150       $  31,252        $  4,585    $  2,236,817
---------------------------------------------------------------------------------------------------


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994




                                                DECEMBER 31, 1995
---------------------------------------------------------------------------------------------------
                                                        Gross           Gross
                                       Amortized      Unrealized      Unrealized            Fair
(000's)                                  Cost           Gains           Losses             Value
---------------------------------------------------------------------------------------------------
Held to Maturity
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies              $         -     $         -     $         -      $        -

Foreign government bonds                         -               -               -               -

Corporate securities                       437,727          18,629           1,805         454,551

Mortgage-backed securities                       -               -               -               -

Other fixed maturities                           -               -               -               -

---------------------------------------------------------------------------------------------------
Total                                  $   437,727     $    18,629     $     1,805      $  454,551
---------------------------------------------------------------------------------------------------





                                                DECEMBER 31, 1995
---------------------------------------------------------------------------------------------------
                                                        Gross           Gross
                                       Amortized      Unrealized      Unrealized            Fair
(000's)                                  Cost           Gains           Losses             Value
---------------------------------------------------------------------------------------------------
Available For Sale
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies             $    324,854     $     6,830     $        61    $    331,623

Foreign government bonds                    73,042           3,055               -          76,097

Corporate securities                     1,507,248          54,545           2,168       1,559,625

Mortgage-backed securities                 169,190           8,717             398         177,509

Other fixed maturities                           -               -               -               -

---------------------------------------------------------------------------------------------------
Total                                 $  2,074,334     $    73,147     $     2,627    $  2,144,854
---------------------------------------------------------------------------------------------------


                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994



The amortized cost and estimated fair value of fixed maturities at December 31, 1996, categorized by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may prepay obligations with or without call or prepayment penalties.



                                DECEMBER 31, 1996
------------------------------------------------------------------------------
                                                                     Estimated
                                                        Amortized       Fair
(000's)                                                    Cost        Value
------------------------------------------------------------------------------
Held to Maturity

Due in one year or less                                $   28,653   $   28,762

Due after one year through five years                     156,013      158,183

Due after five years through ten years                    194,765      202,766

Due after ten years                                        26,300       26,391

Mortgage-backed securities                                   --           --
------------------------------------------------------------------------------

Total                                                  $  405,731   $  416,102
------------------------------------------------------------------------------




                                DECEMBER 31, 1996
------------------------------------------------------------------------------
                                                                     Estimated
                                                        Amortized       Fair
(000's)                                                    Cost        Value
------------------------------------------------------------------------------
Available For Sale

Due in one year or less                                $  130,400   $  131,301

Due after one year through five years                   1,561,854    1,578,979

Due after five years through ten years                    398,090      404,920

Due after ten years                                       119,408      121,219

Mortgage-backed securities                                    398          398
------------------------------------------------------------------------------

Total                                                  $2,210,150   $2,236,817
------------------------------------------------------------------------------


Proceeds from the sale of fixed maturities during 1996, 1995, and 1994 were $3.8 billion, $1.8 billion, and $2.6 billion, respectively. Gross gains of $28.7 million, $28.8 million, and $16.8 million and gross losses of $19.7 million, $17.5 million, and $49.8 million were realized on those sales during 1996, 1995, and 1994, respectively.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994

3.  Net Investment Income                                         YEAR ENDED
                                                                  DECEMBER 31,
                                                        1996         1995         1994
                                             -------------------------------------------
                                                                    (000'S)
Net investment income consists of:
  Gross investment income
       Fixed maturities
            Held to maturity                         $  33,419    $  33,458    $ 196,909
            Available for sale                         152,445      160,740         --
       Equity securities                                    44          104           14
       Mortgage loans                                    5,669        7,757        4,041
       Investment real estate                              613          647        2,146
       Policy loans                                     33,449       29,775       25,692
       Short term investments                           16,780       15,092       12,676
       Other                                             9,438        3,949        5,075
                                             -------------------------------------------
                                                       251,857      251,522      246,553
  Investment expenses                                   (4,529)      (4,904)      (5,421)
                                             ===========================================
  Net investment income                              $ 247,328    $ 246,618    $ 241,132
                                             ===========================================


4.  Investment Gains (Losses)
                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                        1996         1995         1994
                                             -------------------------------------------
                                                                    (000'S)
Realized investment gains (losses)
       Fixed maturities - Available for sale         $   9,036    $  11,359    $ (38,180)
       Equity securities                                   781        2,020          503
       Mortgage loans                                    1,677          (90)      (4,581)
       Investment real estate                              487          (99)       1,184
       Other                                            (1,146)          10         --
                                             -------------------------------------------

Realized investment gains (losses)                   $  10,835    $  13,200    $ (41,074)
                                             ===========================================


                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                          1996         1995         1994
                                             -------------------------------------------
                                                                    (000'S)
Net unrealized investment gains
    (losses), beginning of period                    $  30,836    $  (1,349)   $    --

Net unrealized investment gains (losses)
    Fixed maturities - Available for sale              (43,853)     131,712         --
    Equity securities                                    1,403          827       (2,108)
                                             -------------------------------------------
                                                       (42,450)     132,539       (2,108)

Deferred income tax benefit (provision)                 15,398      (47,714)         759
Deferred policy acquisition costs
    (net of deferred income taxes)                       8,618      (12,878)        --
                                             -------------------------------------------
Net change in unrealized
    investment gains (losses)                          (18,434)      71,947       (1,349)

Adoption of SFAS 115                                      --        (39,762)        --

                                             -------------------------------------------
Net unrealized investment gains
    (losses), end of period                          $  12,402    $  30,836       (1,349)
                                             ===========================================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994


5.  Fair Value Information

The fair value amounts have been determined by the Company using available information and reasonable valuation methodologies. Considerable judgment is applied, as necessary, in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values.

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

Equity Securities - Fair value is based on quoted market prices.

Mortgage Loans - The fair value of the mortgage loan portfolio is primarily based upon the present value of the scheduled cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for a similar quality mortgage.

Policy Loans - The estimated fair value is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayments.

Policyholders' Account Balances - Fair values for policyholders' account balances are equal to the policy account values.

Short-term Investments - Fair values for short-term investments are based on quoted market prices or estimates from independent pricing services.

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995:

                                                           1996                                1995
                                            CARRYING VALUE      FAIR VALUE        CARRYING VALUE      FAIR VALUE
                                            --------------      ----------        --------------      ----------
                                                                         (000'S)
Financial Assets:
     Fixed maturities:
          Held to maturity                 $     405,731   $     416,102         $     437,727   $     454,551
          Available for sale                   2,236,817       2,236,817             2,144,854       2,144,854
     Mortgage loans                               46,915          46,692                64,464          63,635
     Policy loans                                639,782         623,218               569,273         577,975
     Equity securities                             3,748           3,748                 4,036           4,036
     Short-term investments                      169,830         169,830               228,016         228,016

Financial Liabilities:
     Policyholders'
        account balances                   $   2,188,862   $   2,188,862         $   2,218,330   $   2,218,330

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994


6.  Income Taxes

The Company is a member of a group of affiliated companies which join in filing a consolidated federal income tax return in addition to separate company state and local tax returns. The Internal Revenue Code limits the amount of nonlife insurance losses that may offset life insurance company taxable income. Companies operating outside the United States are taxed under applicable foreign statutes.

Pursuant to the tax allocation arrangement, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. The Company has a net receivable from Prudential of $7.2 million and $6.4 million as of December 31, 1996 and 1995, respectively.

Deferred income taxes are generally recognized when assets and liabilities have different values for financial statement and tax reporting purposes.


The components of income taxes are as follows:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                             1996       1995       1994
                                    -------------------------------------
                                                       (000'S)
Current income tax provision:
   Federal income tax                      $ 59,489   $ 65,131   $ 59,641
   State and local income tax                   703      1,876      3,036
   Foreign income tax                             4          7          7
                                    -------------------------------------
   Total current income tax                  60,196     67,014     62,684
Deferred income tax provision
     (benefit):
   Federal income tax                        18,413     12,196    (14,246)
   State and local income tax                   526        348       (407)
                                    -------------------------------------
   Total deferred income tax                 18,939     12,544    (14,653)
                                    -------------------------------------
Total income tax provision                 $ 79,135   $ 79,558   $ 48,031
                                    =====================================



The income tax provision is different from the amount computed using the expected federal income tax rate of 35% for the following reasons:

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                              1996       1995       1994
                                      -------------------------------------
                                                        (000'S)

Expected federal income tax expense        $ 79,926    $ 81,271    $ 45,474
State income taxes                            1,229       2,224       2,629
Other                                        (2,020)     (3,937)        (72)
                                      =====================================
Total income tax provision                 $ 79,135    $ 79,558    $ 48,031
                                      =====================================

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994



The components of net deferred income taxes payable are as follows:

                                                    YEAR ENDED
                                                   DECEMBER 31,
Deferred Income Tax Assets                    1996              1995
                                        ------------------------------
                                                      (000'S)

Insurance liabilities                      $  38,532         $  40,732
Other                                           --                --
                                        ------------------------------
Total deferred income tax assets           $  38,532         $  40,732
                                        ==============================

Deferred Income Tax Liabilities
Deferred acquisition costs                 $ 173,785         $ 153,526
Net investment gains                          12,502            28,157
Other                                          1,205                97
                                        ------------------------------
Total deferred income tax liabilities        187,492           181,780
                                        ------------------------------
Deferred federal income tax payable        $ 148,960         $ 141,048
                                        ==============================



The Internal Revenue Service (the "Service") has completed examinations of the consolidated federal income tax returns through 1989. The Service is examining the years 1990 through 1992. Discussions are being held with the Service with respect to proposed adjustments. However, management believes there are adequate defenses against, or sufficient reserves to provide for, such adjustments.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994


    7.  Stockholder's Equity Reconciliation

    The reconciliation of statutory net income to GAAP net income, and statutory surplus to GAAP equity as of December 31, 1996, 1995, and 1994 are as follows:

                                                   1996               1995               1994
                                        ---------------------------------------------------------
                                                                 (000'S)
Statutory net income                           $    73,847        $   157,751        $    52,955
     Deferred acquisition costs                     48,862             (6,103)           (34,124)
     Deferred premium                                1,295               (743)             1,122
     Insurance liabilities                          10,211             22,890             31,780
     Income taxes                                   (7,780)           (27,669)            42,755
     Interest maintenance reserve                      365              5,480            (24,704)
     Separate accounts and other                    22,422              1,038             12,111
                                        ---------------------------------------------------------
GAAP net income                                $   149,222        $   152,644        $    81,895
                                        =========================================================


Statutory surplus                              $   901,645        $   829,022        $   676,087
     Investment valuation                           26,678             70,776                  -
     Deferred acquisition costs                    633,159            566,976            598,294
     Deferred premium                              (11,859)           (13,154)           (12,412)
     Insurance liabilities                        (124,781)          (153,995)           (71,076)
     Income taxes                                 (124,823)          (128,070)           (82,167)
     Asset valuation reserve and interest
           maintenance reserve                      68,733             64,551             23,690
     Other                                          30,229             32,087            (49,052)
                                        ---------------------------------------------------------
GAAP stockholder's equity                      $ 1,398,981        $ 1,268,193        $ 1,083,364
                                        =========================================================



    The New York State Insurance Department ("Department") recognizes only statutory accounting for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the New York Insurance Law, and for determining whether its financial condition warrants the payment of a dividend to its stockholders. No consideration is given by the Department to financial statements prepared in accordance with generally accepted accounting principles in making such determinations.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                        DECEMBER 31, 1996, 1995, AND 1994


    8.  Related Party Transactions

    A.  Service Agreements

    The Company, Prudential, and Pruco Securities Corporation, an indirect wholly-owned subsidiary of Prudential, operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided. The net cost of these services allocated to the Company were $102 million, $98 million and $78 million for the years ended December 31, 1996, 1995, and 1994, respectively.

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

    No pension expense for contributions to the plan was allocated to the Company in 1996, 1995, or 1994 because the plan was subject to the full funding limitation under the Internal Revenue Code.

    C.  Postretirement Life and Health Benefits

    Prudential also sponsors certain life insurance and health care benefits for its retired employees. Substantially all employees may become eligible to receive a benefit if they retire after age 55 with at least 10 years of service. Prudential elected to amortize its obligation over twenty years. A provision for contributions to the postretirement fund is included in the net cost of services allocated to the Company discussed above for the years ended December 31, 1996, 1995, and 1994.

    D.  Reinsurance

    The Company currently has three reinsurance agreements in place with Prudential (the reinsurer). Specifically: reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract, and two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the years ended December 31, 1996, 1995, and 1994.

    9.  Contingencies

    Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

    10.  Dividends

    The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any twelve month period without notification or approval is limited to the lesser of 10% of surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations and the Company's surplus position at December 31, 1996, the Company would be permitted a maximum of $48 million in dividend distribution in 1997, all of which could be paid in cash, without approval from The State of Arizona Department of Insurance.