Form 10-Q
period 1997-03-31
PRUCO LIFE INSURANCE CO
filed 1997-05-15
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q

                                   ----------


(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period ended March 31, 1997

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-37587


                          PRUCO LIFE INSURANCE COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Arizona                                           22-1944557
  ------------------------------                           -------------------
  (State or other jurisdiction,                              (IRS Employer
  incorporation or organization)                           Identification No.)


                 213 Washington Street, Newark, New Jersey 07102
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (201) 802-3780
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1997. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

     COVER PAGE                                                             1

     INDEX                                                                  2

PART I -- FINANCIAL STATEMENTS

ITEM 1. PRUCO LIFE INSURANCE COMPANY

        CONSOLIDATED FINANCIAL STATEMENTS:

             STATEMENTS OF FINANCIAL POSITION -- MARCH 31, 1997 (UNAUDITED)
             AND DECEMBER 31, 1996                                          3

             STATEMENTS OF OPERATIONS (UNAUDITED) -- THREE MONTHS ENDED
             MARCH 31, 1997 AND 1996                                        4

             STATEMENTS OF STOCKHOLDER'S EQUITY -- THREE MONTHS ENDED
             MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996               5

             STATEMENTS OF CASH FLOWS (UNAUDITED) -- THREE MONTHS ENDED
             MARCH 31, 1997 AND 1996                                        6

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                               8

PART II -- OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS                                            9

      ITEM 2.  CHANGE IN SECURITIES                                         9

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              9

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          9

      ITEM 5.  OTHER INFORMATION                                            9

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             9

      SIGNATURE PAGE                                                       11

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                                                    MARCH 31,      DECEMBER 31,
                                                       1997           1996
                                                   -----------     ----------
                                                             (000'S)

ASSETS
Fixed maturities
    Held to maturity                               $   372,690     $  405,731
    Available for sale                               2,050,982      2,236,817
Equity securities                                        7,899          3,748
Mortgage loans                                          43,038         46,915
Policy loans                                           654,951        639,782
Other long term investments                              1,417          4,528
Short term investments                                 415,196        169,830
                                                   -----------     ----------
               Total invested assets                 3,546,173      3,507,351
                                                   -----------     ----------
Cash                                                   186,150         73,766
Deferred policy acquisition costs                      648,168        633,159
Premiums due                                             8,912          9,084
Accrued investment income                               61,882         62,110
Receivable from affiliates                              10,500          1,901
Federal income tax receivable                              539          7,191
Reinsurance recoverable on unpaid losses                27,014         27,014
Other assets                                            90,700         20,000
Separate Account assets                              5,576,568      5,336,851
                                                   -----------     ----------
TOTAL ASSETS                                       $10,156,606     $9,678,427
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Future policy benefits and other
  policyholders' liabilities                       $   560,106     $  557,351
Policyholders' account balances                      2,181,626      2,188,862
Deferred federal income tax payable                    149,768        148,960
Payable to affiliate                                    74,729         51,729
Other liabilities                                      239,325         55,090
Separate Account liabilities                         5,546,151      5,277,454
                                                   -----------     ----------
TOTAL LIABILITIES                                    8,751,705      8,279,446
                                                   -----------     ----------
CONTINGENCIES
STOCKHOLDER'S EQUITY
Common Stock, $10 par value;
    1,000,000 shares, authorized;
    250,000 shares, issued and outstanding
    at March 31, 1997 and December 31, 1996              2,500          2,500
Paid-in-capital                                        439,582        439,582
Net unrealized investment (losses) gains
  (less deferred income tax)                            (1,197)        12,402
Retained earnings                                      964,016        944,497
                                                   -----------     ----------
TOTAL STOCKHOLDER'S EQUITY                           1,404,901      1,398,981
                                                   -----------     ----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                               $10,156,606     $9,678,427
                                                   ===========     ==========

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------
                                                                 (000'S)
REVENUES

Premiums                                                 $ 12,243       $ 10,555
Policy charges and fee income                              76,333         78,805
Net investment income                                      59,221         60,851
Realized investment gains                                   4,919          7,175
Other income                                                5,850          2,739
                                                         --------       --------

TOTAL REVENUES                                            158,566        160,125
                                                         --------       --------

BENEFITS AND EXPENSES

Policyholders' benefits                                    49,332         39,822
Interest credited to policyholders' account balances       24,704         28,809
Other operating costs and expenses                         52,305         32,051
                                                         --------       --------

TOTAL BENEFITS AND EXPENSES                               126,341        100,682
                                                         --------       --------

Income before income tax provision                         32,225         59,443
                                                         --------       --------

Income tax provision                                       12,706         20,805
                                                         --------       --------

NET INCOME                                               $ 19,519       $ 38,638
                                                         ========       ========

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                                                  THREE MONTHS
                                                      ENDED        YEAR ENDED
                                                    MARCH 31,     DECEMBER 31,
                                                      1997            1996
                                                   ----------      ----------
                                                             (000'S)
COMMON STOCK

Balance, beginning of year                         $    2,500      $    2,500
Issued during period                                     --              --
                                                   ----------      ----------

Balance, end of period                                  2,500           2,500
                                                   ----------      ----------

PAID IN CAPITAL

Balance, beginning of year                            439,582         439,582
Paid in during period                                    --              --
                                                   ----------      ----------

Balance, end of period                                439,582         439,582
                                                   ----------      ----------

NET UNREALIZED INVESTMENT (LOSSES) GAINS
  (LESS DEFERRED INCOME TAX)

Balance, beginning of year                             12,402          30,836
Net change in unrealized investment
  (losses) gains                                      (13,599)        (18,434)
                                                   ----------      ----------

Balance, end of period                                 (1,197)         12,402
                                                   ----------      ----------

RETAINED EARNINGS

Balance, beginning of year                            944,497         795,275
Net income                                             19,519         149,222
                                                   ----------      ----------

Balance, end of period                                964,016         944,497
                                                   ----------      ----------

TOTAL STOCKHOLDER'S EQUITY                         $1,404,901      $1,398,981
                                                   ==========      ==========

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 1997           1996
                                                                              ---------      ---------
                                                                                        (000'S)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                   $  19,519      $  38,638
 Adjustments to reconcile net income to net cash from
      operating activities:
      Increase in future policy benefits and other policyholders'
        liabilities                                                               2,755         15,988
      General account policy fee income                                          (6,786)       (13,427)
      Interest credited to policyholders' account balances                       24,704         28,809
      Net decrease (increase) in Separate Accounts                               28,980         (7,067)
      Net realized investment gains                                              (4,919)        (7,175)
      Amortization and other non-cash items                                      17,756         18,753
      Change in:
          Accrued investment income                                                 228          2,177
          Premiums due                                                              172            (82)
          Receivable from affiliates                                             (8,599)           550
          Deferred policy acquisition costs                                     (15,009)       (11,770)
          Federal income tax receivable                                           6,652         13,660
          Other assets                                                          (70,700)        (1,149)
          Payable to affiliate                                                   23,000        (15,068)
          Deferred federal income tax payable                                       808         (4,012)
          Other liabilities                                                     184,235         34,781
                                                                              ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES                                           202,796         93,606
                                                                              ---------      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from the sale/maturity of:
          Fixed maturities:
                Held to maturity                                                 35,890         26,584
                Available for sale                                              719,943        888,902
          Equity securities                                                        --               21
          Mortgage loans                                                          3,957          1,839
          Other long term investments                                             3,148              3
          Investment real estate                                                   --               (7)
      Payments for the purchase of:
          Fixed maturities:
                Held to maturity                                                 (3,150)       (45,037)
                Available for sale                                             (560,311)      (839,841)
          Equity securities                                                      (4,163)          (840)
          Other long term investments                                               (37)          (501)
      Policy loans                                                              (15,169)       (17,750)
      Net payments of short term investments                                   (245,366)       (75,599)
                                                                              ---------      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES                                           (65,258)       (62,226)
                                                                              ---------      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Policyholders' account balances:
           Deposits                                                             330,710         83,407
           Withdrawals (net of transfers to/from separate accounts)            (355,864)      (109,684)
                                                                              ---------      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES                                           (25,154)       (26,277)
                                                                              ---------      ---------
      Net increase in Cash                                                      112,384          5,103
      Cash, beginning of year                                                    73,766         41,435
                                                                              ---------      ---------
 CASH, END OF PERIOD                                                          $ 186,150      $  46,538
                                                                              =========      =========


                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                 MARCH 31, 1997
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPLES

A. PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Pruco Life Insurance Company (Pruco Life), a stock life insurance company, and its subsidiaries (collectively, the Company). Pruco Life has two subsidiaries, Pruco Life Insurance Company of New Jersey and The Prudential Life Insurance Company of Arizona. Pruco Life is a wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual life insurance company. The Company markets individual life insurance and deferred annuities primarily through Prudential's sales force in the United States, and in Taiwan. All significant intercompany balances and transactions have been eliminated in consolidation.

B. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for that year.

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

C. RECLASSIFICATIONS

To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

2. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pruco Life Insurance Company consists of Pruco Life Insurance Company and its subsidiaries (collectively, the Company). Pruco Life Insurance Company is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential). The Company markets individual life insurance primarily through Prudential's sales force in the United States and in Taiwan. The company held $10.2 billion in assets at March 31, 1997, $5.6 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and policy loans.

The business climate in the insurance industry remained unchanged during the first quarter as compared to 1996. Regulatory changes which opened the insurance industry to other financial institutions, particularly banks and mutual funds, continued to heighten competition in investment type products since those institutions were positioned to deliver the same products through large, stable distribution channels. In addition, the industry has been beset by negative publicity following the discovery of unacceptable sales practices that resulted in investigations of most large insurers, including Prudential.

The Company's assets were $10.2 billion at March 31, 1997 compared to $9.7 billion at December 31, 1996. Net income amounted to $19.5 million, a decrease of $19.1 million compared to the $38.6 million earned in first quarter of 1996.

1. RESULTS OF OPERATIONS

(a) 1997 versus 1996

Premiums increased by $1.7 million for the three months of 1997 from $10.5 million in 1996 to $12.2 million for the same period in 1997. This change is primarily due to increased sales related to traditional life insurance products in our Taiwan branch which continued to expand its business throughout 1997, along with a steady flow of renewals in the US.

Other income increased $3.1 million for the quarter ended March 31, 1997 from the same period in 1996. This increase is due to an increase in separate account net gains.

Policyholders' benefits increased $9.5 million during the current quarter to $49.3 million. This increase is attributable to the mortality costs associated with the Company's products. Additionally, increase in reserves associated with new sales of annuity products including Discovery Preferred and Discovery Select, which was introduced to the market in October 1996.

Other operating expenses increased $20.2 million for the quarter ended March 31, 1997 compared to the same period for 1996. To increase competitive positioning in the market place, technological advancements are being made in the annuity processing and customer service areas. Also enhanced product developments and marketing strategies were created to better suit our customers needs. Implementation of these strategies has increased current costs, but will create higher future sales and revenues. In addition, operational expenses associated with the introduction of Discovery Select increased costs.

2. LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses, are met primarily from premiums and investment income. Benefit expenses incurred in the three months ended March 31, 1997, and 1996 were $126.3 million, and $100.7 million, respectively. Cash flows are anticipated to be sufficient to meet the Company's liquidity needs for the foreseeable future.

3. CAPITAL RESOURCES

The primary components of the Company's total assets of $10.2 billion at March 31, 1997 are as follows (as a percentage of total assets): fixed income securities 23.9%, separate account assets (fixed income and equity securities) 54.9%, policy loans 6.5%, and other assets 14.7%.

                                     PART II

ITEM 1 LEGAL PROCEEDING

Pruco Life Insurance Company is not involved in any litigation that is expected to have a material effect.

ITEM 2 CHANGES IN SECURITIES

Not Applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5 OTHER INFORMATION

Not Applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8K

     (a)(1) and (2) financial Statements of registrant and subsidiaries are listed on pages 3-6 hereof and are filed as part of this Report.

     (a)(3) Exhibits

     Regulation S-K

     2. Not Applicable

     3. Documents Incorporated by Reference

     (i) The Articles of Incorporation of Pruco Life, as amended October 13, 1993, are incorporated herein by reference to Exhibit 14(3) of the Pruco Life Insurance Company Form 10-K for the fiscal year ended December 31, 1993; (ii) Bylaws of Pruco Life, as amended June 14, 1983, are incorporated herein by reference to Post-Effective Amendment No. 13 to Form S-6, Registration No. 2-89558, filed March 2, 1989 on behalf of the Pruco Life Variable Annuity Account.

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

 ...................PRUCO LIFE INSURANCE COMPANY
                           (Registrant)

SIGNATURE                              TITLE                          DATE
---------                              -----                          ----


/s/ESTHER H. MILNES           President and Director               May 15, 1997
------------------------
Esther H. Milnes


/s/LINDA S. DOUGHERTY          Vice President and Comptroller       May 15, 1997
------------------------
Linda S. Dougherty              and Chief Accounting Officer