Form 10-Q
period 1997-06-30
PRUCO LIFE INSURANCE CO
filed 1997-08-15
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1997

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1997. Common stock, par value of $10 per share: 250,000 shares outstanding.

================================================================================

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
     COVER PAGE                                                             1

     INDEX                                                                  2


PART I -- FINANCIAL STATEMENTS
------------------------------

ITEM 1. PRUCO LIFE INSURANCE COMPANY

    CONSOLIDATED FINANCIAL STATEMENTS:

         STATEMENTS OF FINANCIAL POSITION -- JUNE 30, 1997 (UNAUDITED)
           AND DECEMBER 31, 1996                                            3

         STATEMENTS OF OPERATIONS (UNAUDITED) -- THREE AND SIX MONTHS
           ENDED JUNE 30, 1997 AND 1996                                     4

         STATEMENTS OF CHANGES IN EQUITY -- SIX MONTHS ENDED
           JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996                  5

         STATEMENTS OF CASH FLOWS (UNAUDITED) -- SIX MONTHS ENDED
           JUNE 30, 1997 AND 1996                                           6

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)         7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                             8


PART II -- OTHER INFORMATION
----------------------------

    ITEM 1. LEGAL PROCEEDINGS                                               9

    ITEM 2. CHANGE IN SECURITIES                                            9

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                 9

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             9

    ITEM 5. OTHER INFORMATION                                               9

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                9

    SIGNATURE PAGE                                                         11

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                                                      JUNE 30,     DECEMBER 31,
                                                        1997          1996
                                                    -----------    ----------
                                                             (000's)
ASSETS
Fixed maturities
  Held to maturity                                  $   341,798    $  405,731
  Available for sale                                  2,324,663     2,236,817
Equity securities                                         4,111         3,748
Mortgage loans                                           42,755        46,915
Policy loans                                            667,832       639,782
Other long term investments                               2,089         4,528
Short term investments                                  244,640       169,830
                                                    -----------    ----------
    Total invested assets                             3,627,888     3,507,351
                                                    -----------    ----------
Cash                                                     63,019        73,766
Deferred policy acquisition costs                       646,918       633,159
Premiums due                                              8,928         9,084
Accrued investment income                                64,569        62,110
Receivable from affiliates                               14,659         1,901
Federal income tax receivable                              --           7,191
Reinsurance recoverable on unpaid losses                 27,014        27,014
Other assets                                             65,876        20,000
Separate Account assets                               6,446,678     5,336,851
                                                    -----------    ----------
TOTAL ASSETS                                        $10,965,549    $9,678,427
                                                    ===========    ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Future policy benefits and other
  policyholders' liabilities                        $   583,076    $  557,351
Policyholders' account balances                       2,172,827     2,188,862
Deferred federal income tax payable                     159,152       148,960
Federal income tax payable                               11,544          --
Payable to affiliate                                     72,854        51,729
Other liabilities                                       120,623        55,090
Separate Account liabilities                          6,411,412     5,277,454
                                                    -----------    ----------
    TOTAL LIABILITIES                                 9,531,488     8,279,446
                                                    -----------    ----------

CONTINGENCIES

STOCKHOLDER'S EQUITY
Common Stock, $10 par value;
     1,000,000 shares, authorized;
     250,000 shares, issued and outstanding at
     June 30, 1997 and December 31, 1996                  2,500         2,500
Paid-in-capital                                         439,582       439,582
Net unrealized investment (losses) gains                 (1,635)       12,402
Retained earnings                                       993,614       944,497
                                                    -----------    ----------
    TOTAL STOCKHOLDER'S EQUITY                        1,434,061     1,398,981
                                                    -----------    ----------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                $10,965,549    $9,678,427
                                                    ===========    ==========


               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                            (UNAUDITED)

                                                  SIX MONTHS ENDED            THREE MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                               ----------------------      -----------------------
                                                 1997          1996          1997           1996
                                               --------      --------      --------       --------
                                                                    (000's)
REVENUES

Premiums                                       $ 26,347      $ 24,297      $ 14,104       $ 13,742
Policy charges and fee income                   156,641       156,621        80,308         77,816
Net investment income                           124,032       122,204        64,811         61,353
Realized investment gains (losses)                6,973         4,923         2,054         (2,252)
Other income                                     12,832         7,807         6,982          5,068
                                               --------      --------      --------       --------
TOTAL REVENUES                                  326,825       315,852       168,259        155,727
                                               --------      --------      --------       --------

BENEFITS AND EXPENSES

Policyholders' benefits                          98,545        82,615        49,213         42,793
Interest credited to policyholders'
  account balances                               53,042        55,519        28,338         26,710
Other operating costs and expenses               99,195        74,974        46,890         42,923
                                               --------      --------      --------       --------
TOTAL BENEFITS AND EXPENSES                     250,782       213,108       124,441        112,426
                                               --------      --------      --------       --------
INCOME BEFORE INCOME TAX PROVISION               76,043       102,744        43,818         43,301

Income tax provision                             26,926        35,961        14,220         15,156
                                               --------      --------      --------       --------
NET INCOME                                     $ 49,117      $ 66,783      $ 29,598       $ 28,145
                                               ========      ========      ========       ========


                        SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                          JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                                                NET
                                                             UNREALIZED
                                                             INVESTMENT                   TOTAL
                                   COMMON        PAID-IN-     (LOSSES)     RETAINED    STOCKHOLDER'S
                                   STOCK         CAPITAL       GAINS       EARNINGS       EQUITY
                                  --------      --------      -------      --------    -------------
BALANCE, JANUARY 1, 1996          $  2,500      $439,582      $30,836      $795,275     $1,268,193

   Net income                          --           --            --        149,222        149,222

   Change in net unrealized
      investment (losses)
      gains during year                --           --        (18,434)          --         (18,434)
                                  --------      --------      -------      --------     ----------

BALANCE, DECEMBER 31, 1996           2,500       439,582       12,402       944,497      1,398,981

   Net income                          --           --            --         49,117         49,117

   Change in net unrealized
     investment (losses)
     gains during period               --           --        (14,037)          --         (14,037)
                                  --------      --------      -------      --------     ----------
BALANCE,  JUNE 30, 1997           $  2,500      $439,582      $(1,635)     $993,614     $1,434,061

                                  ========      ========      =======      ========     ==========


                        SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                          (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 ----------------------------
                                                                     1997             1996
                                                                 -----------      -----------
                                                                           (000's)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    49,117      $    66,783
Adjustments to reconcile net income to net cash from
  operating activities:
  Increase in future policy benefits and other
    policyholders' liabilities                                        25,725           27,247
  General account policy fee income                                  (17,424)         (21,364)
  Interest credited to policyholders' account balances                53,042           55,519
  Net decrease (increase) in Separate Accounts                        24,131          (11,281)
  Net realized investment gains                                       (6,973)          (4,923)
  Policy loans                                                       (28,050)         (32,736)
  Amortization and other non-cash items                               (3,849)          27,611
  Change in:
    Accrued investment income                                         (2,459)          (1,038)
    Premiums due                                                         156           (1,341)
    Receivable from affiliates                                       (12,758)           1,426
    Deferred policy acquisition costs                                (13,759)         (20,273)
    Other assets                                                     (45,876)           4,361
    Payable to affiliate                                              21,125           (2,274)
    Federal income tax payable/receivable                             18,735           35,330
    Deferred federal income tax payable                               10,192            1,791
    Other liabilities                                                 65,532          155,309
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                 136,607          280,147
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale/maturity of:
    Fixed maturities:
      Held to maturity                                                66,858           51,018
      Available for sale                                           1,614,135        2,248,642
    Equity securities                                                  3,773              866
    Mortgage loans                                                     4,080            2,217
    Other long term investments                                        2,501                3
    Investment real estate                                              --                (11)
  Payments for the purchase of:
    Fixed maturities:
      Held to maturity                                                (3,150)         (51,662)
      Available for sale                                          (1,705,135)      (2,346,661)
    Equity securities                                                 (3,884)            (873)
    Other long term investments                                          (69)            (698)
  Net payments of short term investments                             (74,810)        (112,228)
                                                                 -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES                                 (95,701)        (209,387)
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Policyholders' account balances:
    Deposits                                                         712,561          201,411
    Withdrawals (net of transfers to/from separate accounts)        (764,214)        (258,943)
                                                                 -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                 (51,653)         (57,532)
                                                                 -----------      -----------
  Net (decrease) increase in Cash                                    (10,747)          13,228
  Cash, beginning of year                                             73,766           41,435
                                                                 -----------      ===========
CASH, END OF PERIOD                                              $    63,019      $    54,663
                                                                 ===========      ===========


                      SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                                  JUNE 30, 1997
                                   (UNAUDITED)


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

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------------------------------

Pruco Life Insurance Company consists of Pruco Life Insurance Company and its subsidiaries (collectively, the Company). Pruco Life Insurance Company is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential). The Company markets individual life insurance and annuities primarily through Prudential's sales force in the United States and in Taiwan. The company held $11.0 billion in assets at June 30, 1997, $6.4 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and policy loans.

The Company's assets were $11.0 billion at June 30, 1997 compared to $9.7 billion at December 31, 1996. For the period ended June 30, 1997, net income amounted to $49.1 million, a decrease of $17.7 million compared to the $66.8 million earned in the same period in 1996.

1. RESULTS OF OPERATIONS

(a) 1997 versus 1996

Premiums increased by $2.0 million for the period ended June 30, 1997, from $24.3 million in 1996 to $26.3 million. This change is primarily due to increased sales related to traditional life insurance products in our Taiwan branch which continued to expand its business throughout 1997.

Realized investment gains increased to $7.0 million for the six months ended June 30, 1997 from $4.9 million for the same period in 1996. This increase is a result of current market conditions.

Other income increased $5.0 million for the period ended June 30, 1997 from the same period in 1996. This increase is due to increased advisory fees attributable to growth of Separate Account products and introduction of Discovery Select.

Policyholders' benefits increased $15.9 million for the period ended June 30, 1997 to $98.5 million, as compared to $82.6 million in 1996. This increase is attributable to increased mortality costs associated with the aging book of business.

Other operating expenses increased $24.2 million for the period ended June 30, 1997 compared to the same period for 1996. This is attributable to operational expenses associated with the sales activity of Discovery Select and Discovery Preferred annuity products. In addition, to increase competitive positioning in the market place, technological advancements are being made in the annuity processing and customer service areas. Along with, enhanced product developments and marketing strategies to create products to better suit our customer's needs.

2. LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses, are met primarily from premiums and investment income. Benefit expenses incurred in the six months ended June 30, 1997, and 1996 were $250.8 million, and $213.1 million, respectively. Cash flows are anticipated to be sufficient to meet the Company's liquidity needs for the foreseeable future.

3. CAPITAL RESOURCES

The primary components of the Company's total assets of $11.0 billion at June 30, 1997 are as follows (as a percentage of total assets): fixed income securities 24.3%, separate account assets (fixed income and equity securities) 58.8%, policy loans 6.1%, and other assets 10.8%.

                                     PART II

ITEM 1 LEGAL PROCEEDING
-----------------------

Pruco Life Insurance Company is not involved in any litigation that is expected to have a material effect.


ITEM 2 CHANGES IN SECURITIES
----------------------------

Not Applicable


ITEM 3 DEFAULTS UPON SENIOR SECURITIES
--------------------------------------

Not Applicable


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

Not Applicable


ITEM 5 OTHER INFORMATION
------------------------

Not Applicable


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------

        (a) (1) and (2) financial Statements of registrant and subsidiaries are listed on pages 3-6 hereof and are filed as part of this Report.

        (a) (3) Exhibits
                --------

        Regulation S-K
        --------------

        2.  Not Applicable

        3.  Documents Incorporated by Reference

        (i) The Articles of Incorporation of Pruco Life, as amended October 19, 1993, are incorporated herein by reference to Form S-6, Registration No. 333-07451, filed July 2, 1996 on behalf of the Pruco Life Variable Appreciable Account; (ii) Bylaws of Pruco Life, as amended May 6, 1997 are appended to this form in accordance with EDGAR instructions.

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


                                          PRUCO LIFE INSURANCE COMPANY
                                            (Registrant)



      SIGNATURE                        TITLE                          DATE
      ---------                        -----                          ----

/s/ ESTHER H. MILNES           President and Director            August 14, 1997
--------------------------
    Esther H. Milnes


/s/ LINDA S. DOUGHERTY         Vice President and Comptroller    August 14, 1997
--------------------------       and Chief Accounting Officer
    Linda S. Dougherty

                                 EXHIBIT INDEX


Exhibit No.
-----------
     3(ii)   By Laws of Pruco Life Insurance Company as amended through
             May 6, 1997

    27       Financial Data Schedule