Form 10-Q
period 1997-09-30
PRUCO LIFE INSURANCE CO
filed 1997-11-14
CIK 777917

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

                     For the period ended September 30, 1997

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1997. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

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

PART I - FINANCIAL STATEMENTS
-----------------------------

ITEM 1.  PRUCO LIFE INSURANCE COMPANY

         CONSOLIDATED FINANCIAL STATEMENTS:

           STATEMENTS OF FINANCIAL POSITION - SEPTEMBER 30, 1997
           (UNAUDITED) AND DECEMBER 31, 1996                             3

           STATEMENTS OF OPERATIONS (UNAUDITED) - THREE AND
           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                 4

           STATEMENTS OF CHANGES IN EQUITY - NINE MONTHS ENDED
           SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996          5

           STATEMENTS OF CASH FLOWS (UNAUDITED) - NINE MONTHS
           ENDED SEPTEMBER 30, 1997 AND 1996                             6

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)                                                    7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                       9


PART II - OTHER INFORMATION
---------------------------

         ITEM 1.  LEGAL PROCEEDINGS                                     10

         ITEM 2.  CHANGE IN SECURITIES                                  10

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       10

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                      10

         ITEM 5.  OTHER INFORMATION                                     10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      10

         SIGNATURE PAGE                                                 12

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1997           1996
                                                  -------------   ------------
                                                             (000'S)
ASSETS
Fixed maturities
   Held to maturity                                 $   317,107   $   405,731
   Available for sale                                 2,306,363     2,236,817
Equity securities                                         4,738         3,748
Mortgage loans                                           25,780        46,915
Policy loans                                            687,627       639,782
Other long term investments                               2,308         4,528
Short term investments                                  501,599       169,830
                                                    -----------   -----------
               Total invested assets                  3,845,522     3,507,351
                                                    -----------   -----------
Cash                                                     84,392        73,766
Deferred policy acquisition costs                       599,877       633,159
Accrued investment income                                68,000        62,110
Federal income tax receivable                              --           7,191
Reinsurance recoverable on unpaid losses                 27,014        27,014
Other assets                                             50,646        29,084
Separate Account assets                               7,294,440     5,336,851
                                                    -----------   -----------
TOTAL ASSETS                                        $11,969,891   $ 9,676,526
                                                    ===========   ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
Future policy benefits and other
  policyholders' liabilities                        $   591,472   $   557,351
Policyholders' account balances                       2,246,638     2,188,862
Deferred federal income tax payable                     138,476       148,960
Federal income tax payable                               29,502          --
Payable to affiliate                                     92,559        49,828
Cash collateral for loaned securities                    81,479          --
Other liabilities                                        81,431        54,440
Separate Account liabilities                          7,262,128     5,277,454
                                                    -----------   -----------
     TOTAL LIABILITIES                               10,523,685     8,276,895
                                                    -----------   -----------

CONTINGENCIES

STOCKHOLDER'S EQUITY
Common Stock, $10 par value;
  1,000,000 shares, authorized;
  250,000 shares, issued and outstanding at
  September 30, 1997 and December 31, 1996                2,500         2,500
Paid-in-capital                                         439,582       439,582
Foreign currency translation adjustment                  (1,376)       (1,052)
Net unrealized investment gains                          14,558        14,104
Retained earnings                                       990,942       944,497
                                                    -----------   -----------
     TOTAL STOCKHOLDER'S EQUITY                       1,446,206     1,399,631
                                                    -----------   -----------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                               $11,969,891   $ 9,676,526
                                                    ===========   ===========

               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                                  NINE MONTHS ENDED      THREE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                              ---------------------   ----------------------
                                                1997         1996       1997         1996
                                              --------     --------   ---------    ---------
                                                                 (000'S)
REVENUES

Premiums                                      $  38,920   $  35,318   $  12,573    $  11,021
Policy charges and fee income                   231,834     229,515      75,193       72,894
Net investment income                           193,142     180,756      69,110       58,552
Realized investment gains                        13,415       7,252       6,442        2,329
Other income                                     21,648      15,099       8,816        7,292
                                              ---------   ---------   ---------    ---------
TOTAL REVENUES                                  498,959     467,940     172,134      152,088
                                              ---------   ---------   ---------    ---------

BENEFITS AND EXPENSES

Policyholders' benefits                         132,502     124,415      33,957       41,800
Interest credited to policyholders' account
   balances                                      81,104      84,107      28,062       28,588
Other operating costs and expenses              211,348      72,680     112,153       (2,294)
                                              ---------   ---------   ---------    ---------
TOTAL BENEFITS AND EXPENSES                     424,954     281,202     174,172       68,094
                                              ---------   ---------   ---------    ---------
INCOME (LOSS) BEFORE INCOME TAX PROVISION        74,005     186,738      (2,038)      83,994

Income tax provision                             27,560      65,358         634       29,397
                                              ---------   ---------   ---------    ---------
NET INCOME (LOSS)                             $  46,445   $ 121,380   $  (2,672)   $  54,597
                                              =========   =========   =========    =========








               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996


                                                           FOREIGN           NET
                                                           CURRENCY       UNREALIZED                   TOTAL
                                  COMMON     PAID-IN-    TRANSLATION      INVESTMENT     RETAINED   STOCKHOLDER'S
                                  STOCK       CAPITAL     ADJUSTMENT    (LOSSES) GAINS   EARNINGS      EQUITY
                                  ------     --------    -----------    --------------   --------   -------------
                                                                   (000'S)
BALANCE, JANUARY 1, 1996           $2,500     $439,582     $  (570)         $32,056      $795,275     $1,268,843
  Net income                         --           --          --               --         149,222        149,222
  Foreign currency translation
    adjustment                       --           --          (482)            --            --             (482)
  Change in net unrealized
    investment (losses) gains
    during year                      --           --          --            (17,952)         --          (17,952)
                                   ------     --------     -------          -------      --------     ----------
BALANCE, DECEMBER 31, 1996          2,500      439,582      (1,052)          14,104       944,497      1,399,631
  Net income                         --           --          --               --          46,445         46,445
  Foreign currency translation
    adjustment                       --           --          (324)            --            --             (324)
  Change in net unrealized
    investment (losses)
    gains during period              --           --          --                454          --              454
                                   ------     --------     -------          -------      --------     ----------
BALANCE, SEPTEMBER 30, 1997        $2,500     $439,582     $(1,376)         $14,558      $990,942     $1,446,206
                                   ======     ========     =======          =======      ========     ==========







               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               ---------------------------
                                                                  1997             1996
                                                               --------         ----------
                                                                         (000'S)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $    46,445    $   121,380
Adjustments to reconcile net income to net cash from
  operating activities:
  Increase in future policy benefits and other
    policyholders' liabilities                                      34,121         43,389
  General account policy fee income                                (32,488)       (23,933)
  Interest credited to policyholders' account balances              81,104         84,107
  Net decrease (increase) in Separate Accounts                      27,085        (28,370)
  Net realized investment gains                                    (13,415)        (7,252)
  Policy loans                                                     (47,845)       (51,569)
  Amortization and other non-cash items                             (2,630)        38,610
  Change in:
    Accrued investment income                                       (5,890)           138
    Deferred policy acquisition costs                               33,282        (50,488)
    Other assets                                                   (21,562)        (1,627)
    Payable to affiliate                                            42,731          5,059
    Federal income tax payable / receivable                         36,693         22,787
    Deferred federal income tax payable                            (10,484)       (10,793)
    Other liabilities                                               26,991         (8,370)
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                               194,138        133,068
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale/maturity of:
    Fixed maturities:
      Held to maturity                                             110,865         89,764
      Available for sale                                         2,370,205      3,104,145
    Equity securities                                                8,348          3,498
    Mortgage loans                                                  21,932          9,940
    Other long term investments                                      2,285             21
    Investment real estate                                            --            4,829
  Payments for the purchase of:
    Fixed maturities:
      Held to maturity                                             (21,610)       (74,899)
      Available for sale                                        (2,425,849)    (3,110,113)
    Equity securities                                               (8,158)        (4,560)
    Other long term investments                                        (51)          (497)
    Investment real estate                                            --             (341)
  Net cash collateral for securities loaned                         81,479           --
  Net payments for short term investments                         (332,118)       (47,721)
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                              (192,672)       (25,934)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Policyholders' account balances:
    Deposits                                                     1,199,372        329,910
    Withdrawals (net of transfers to/from separate accounts)    (1,190,212)      (420,526)
                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                 9,160        (90,616)
                                                               -----------    -----------
  Net increase in Cash                                              10,626         16,518
  Cash, beginning of year                                           73,766         41,435
                                                               -----------    -----------
CASH, END OF PERIOD                                            $    84,392    $    57,953
                                                               ===========    ===========




               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

C. INVESTMENTS

Fixed Maturities--Securities held to maturity are those that the Company has the positive intent and ability to hold to maturity and are principally reported at amortized cost. Amortized cost is adjusted to estimated fair value for impairments which are deemed to be other than temporary.

Where the Company may not have the positive intent to hold fixed maturities until maturity, the securities are classified as "Available for Sale." These securities are reported at market value based principally on their quoted market prices. The associated unrealized gains and losses, net of income taxes and deferred policy acquisition costs, are included as a component of equity or if deemed to be other than temporary, are included as a realized loss. These securities may be sold prior to maturity as part of the Company's asset/liability management strategy in response to changes in interest rates, resultant prepayments risk, and similar factors.

Equity Securities consist primarily of common and preferred stocks. Marketable equity securities are reported at market value based principally on their quoted market prices. The associated unrealized gains and losses are included as a component of equity.

Short-term investments are fixed maturities that mature within one year, and are reported at estimated fair value.

Securities lending--The Company has instituted a securities lending program during the third quarter of 1997, whereby large blocks of securities are loaned to third parties, primarily brokerage firms. As of September 30, 1997, the estimated fair values of loaned securities were $80.6 million. Company policy and statutory regulations both require a minimum of 102% of the fair value of the domestic loaned securities to be separately maintained as collateral for the loans. Cash collateral received is invested in short-term investments and is recorded in Cash collateral for loaned securities in the amount of $81.5 million at September 30, 1997. Non-cash collateral is not reflected in the consolidated financial statements.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OF
                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


The following reconciles the Net unrealized investment gains recorded in Stockholder's equity at September 30, 1997 and December 31, 1996.


                                                SEPT. 30, 1997     DEC. 31, 1996
                                                --------------     -------------
                                                             (000's)
Fixed maturities Available for sale:
  Fair Value                                      $2,306,363        $2,236,817
  Amortized cost                                   2,272,749         2,210,150
                                                  ----------        ----------
         Unrealized investment gains                  33,614            26,667

Equity securities:
  Fair value                                           4,738             3,748
  Cost                                                 4,510             3,626
                                                  ----------        ----------
         Unrealized investment gains                     228               122

Related adjustments:
  Deferred policy acquisition costs                  (16,128)           (7,893)
  Policyholders' account balances                      2,654             1,237
  Deferred federal income tax liability               (5,810)           (6,029)
                                                  ----------        ----------
                                                     (19,284)          (12,685)
                                                  ----------        ----------
         Net unrealized investment gains          $   14,558        $   14,104
                                                  ==========        ==========

D. RECLASSIFICATIONS

To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

2. CONTINGENCIES

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies and are based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pruco Life Insurance Company consists of Pruco Life Insurance Company and its subsidiaries (collectively, the Company). Pruco Life Insurance Company is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential). The Company markets individual life insurance and annuities primarily through Prudential's sales force in the United States and in Taiwan. The company had $12.0 billion in assets at September 30, 1997, $7.3 billion of which were held in Separate Accounts under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and policy loans.

The Company's assets were $12.0 billion at September 30, 1997 compared to $9.7 billion at December 31, 1996. For the period ended September 30, 1997, net income amounted to $46.4 million, a decrease of $75.0 million compared to the $121.4 million earned in the same period in 1996.

1. RESULTS OF OPERATIONS

(a) 1997 versus 1996

Premiums increased by $3.6 million for the period ended September 30, 1997, from $35.3 million in 1996 to $38.9 million. This change is primarily due to increased sales related to traditional life insurance products in our Taiwan branch which continued to expand its business throughout 1997.

Net investment income increased $12.3 million from $180.8 million for the period ended September 30, 1996 to $193.1 million for the same period in 1997. This increase is primarily due to overall growth of the investment portfolio as a result of additional cash flows from operating activities along with a reduction in expenses.

Realized investment gains increased by $6.2 million from $7.2 million for the period ended September 30, 1996 to $13.4 million for the same period in 1997. This increase is primarily driven by the sale of fixed maturities as a result of normal investing activities during a period of declining interest rates.

Other income increased $6.5 million for the period ended September 30, 1997 from the same period in 1996. This increase is due to increased advisory fees attributable to growth of Separate Account products and the introduction of Discovery Select.

Policyholders' benefits increased $8.1 million for the period ended September 30, 1997 to $132.5 million, as compared to $124.4 million in 1996. This increase is attributable to increased mortality costs associated with the aging book of business.

Other operating costs and expenses increased $138.7 million for the period ended September 30, 1997 compared to the same period for 1996. The increase relects factors including the refinement of estimated gross profit margins used to amortize deferred policy acquisition costs (DAC). Favorable mortality experience and reduction in cost of insurance charges contributed to a change in net amortization. Favorable sales in 1997 were a partial offset. The net change in amortization of DAC was $25.3 million and $(30.1) million in 1997 and 1996, respectively. Also, increased operating costs resulted from higher sales activity of Discovery Select and Discovery Preferred annuity products, and technological advancements made in annuity processing, customer service, and product development.


2. LIQUIDITY

For an insurance company, cash needs, for the purpose of paying current benefits, making policy loans, and paying expenses, are met primarily from premiums and investment income. Benefits and expenses incurred in the nine months ended September 30, 1997, and 1996 were $425.0 million, and $281.2 million, respectively. Cash flows are anticipated to be sufficient to meet the Company's liquidity needs for the foreseeable future.

3. CAPITAL RESOURCES

The primary components of the Company's total assets of $12.0 billion at September 30, 1997 are as follows (as a percentage of total assets): fixed income securities 21.9%, separate account assets (fixed income and equity securities) 60.9%, policy loans 5.7%, and other assets 11.5%.

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

     (a) (3) Exhibits
             --------

     Regulation S-K
     --------------

     2. Not Applicable

     3. Documents Incorporated by Reference

     (i) The Articles of Incorporation of Pruco Life, as amended October 19, 1993, are incorporated herein by reference to Form S-6, Registration No. 333-07451, filed July 2, 1996 on behalf of the Pruco Life Variable Appreciable Account; (ii) Bylaws of Pruco Life, as amended May 6, 1997 are incorporated herein by reference to Form 10-Q, Registration No. 33-37587, filed August 15, 1997 on behalf of Pruco Life Insurance Company.

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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

SIGNATURE                                     TITLE                                     DATE
---------                                     -----                                     ----

/s/ ESTHER H. MILNES
-------------------------------            President and Director                    November 14, 1997
Esther H. Milnes


/s/ LINDA S. DOUGHERTY
-------------------------------            Vice President and Comptroller            November 14, 1997
Linda S. Dougherty                          and Chief Accounting Officer
