Form 10-K
period 1997-12-31
PRUCO LIFE INSURANCE CO
filed 1998-04-01
CIK 777917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Arizona                                         22-1944557
-----------------------------                  ---------------------------------
(State or other jurisdiction,                  (IRS Employer Identification No.)
incorporation or organization)

                 213 Washington Street, Newark, New Jersey 07102
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-6000
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1998. Common stock, par value of $10 per share: 250,000 shares outstanding

                          PRUCO LIFE INSURANCE COMPANY
                                  (REGISTRANT)

                                      INDEX
                                      -----
Item                                                                        Page
 No.                                                                         No.
----                                                                        ----

Cover Page                                                                  --

Index                                                                        2

PART I

  1.     Business                                                            3

  2.     Properties                                                          3

  3.     Legal Proceedings                                                   3

  4.     Submission of Matters to a Vote of Security Holders                 3

PART II

  5.     Market for Registrant's Common Equity and Related
           Stockholders' Matters                                             4

  6.     Selected Financial Data                                             4

  7.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               4

  8.     Financial Statements and Supplementary Data                        11

  9.     Changes in and Disagreements with Independent
           Accountants on Accounting and Financial Disclosure               11

PART III

  10.    Directors and Executive Officers of Registrant                     12

  11.    Executive Compensation                                             13

  12.    Security Ownership of Certain Beneficial Owners
           and Management                                                   14

  13.    Certain Relationships and Related Transactions                     14

PART IV

  14.    Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                      14

         Exhibit Index                                                      15

         Signatures                                                         17

                                     PART 1

ITEM 1. BUSINESS
----------------

Pruco Life Insurance Company (the Company) is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company markets individual life insurance, variable life insurance, variable annuities, and deferred annuities (the Contracts) in all states except New York, the District of Columbia and Guam. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two subsidiaries, Pruco Life Insurance Company of New Jersey (PLNJ) and The Prudential Life Insurance Company of Arizona (PLICA). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance and deferred annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1988 under the laws of the state of Arizona. PLICA had no new business sales in 1997 and at this time will not be writing new business.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential intends to make additional capital contributions to the Company as needed to enable it to meet its reserve requirements and expenses in connection with its business. Generally, Prudential is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products. There are approximately 1,900 stock, mutual and other types of insurers in the life insurance business in the United States.

ITEM 2. PROPERTIES
------------------

Not applicable.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No actions were taken during the fourth quarter of 1997. However, in an action in lieu of an annual meeting, Prudential, the sole shareholder of the Company, elected the following Directors of the Company, effective as of May 5, 1997.

         William M. Bethke
         Ira J. Kleinman
         Mendel A. Melzer
         Esther H. Milnes
         I. Edward Price
         Kiyofami Sakaguchi
         William F. Yelverton

Upon the resignation of Mr. Yelverton, Prudential elected Mr. James J. Avery, Jr. as a director of the Company effective as of June 27, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
---------------------------------------------------------------------------

The Company is a wholly-owned subsidiary of Prudential. There is no public market for the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                     Pruco Life Insurance Company and Subsidiaries
                                                              For the Years Ended December 31,
                                                              --------------------------------
                                                                       (In Thousands)


                                                                 GAAP                           |    Statutory
                                             1997           1996          1995          1994    |       1993
                                             ----           ----          ----          ----    |       ----
                                                                                                |
Revenues                                                                                        |
  Premiums and other revenue            $   424,563     $  408,154    $  401,287    $  303,627  |    $  591,660
  Net investment income                     259,634        247,328       246,618       241,132  |       260,939
                                       ------------- -------------- ------------- ------------- | --------------
                                                                                                |
Total revenues                              684,197        655,482       647,905       544,759  |       852,599
                                                                                                |
Benefits and expenses                                                                           |
  Current and future benefits and                                                               |
    claims                                  290,234        305,119       280,913       235,660  |       534,354
  Other expenses                            225,721        122,006       134,790       179,173  |       157,557
                                       ------------- -------------- ------------- ------------- | --------------
                                                                                                |
Total benefits and expenses                 515,955        427,125       415,703       414,833  |       691,911
                                       ------------- -------------- ------------- ------------- | --------------
                                                                                                |
Income before income tax provision          168,242        228,357       232,202       129,926  |       160,688
                                                                                                |
Income tax provision                         61,868         79,135        79,558        48,031  |        83,640
                                       ------------- -------------- ------------- ------------- | --------------
                                                                                                |
Net income                              $   106,374     $  149,222    $  152,644    $   81,895  |    $   77,048
                                       ============= ============== ============= ============= | ==============
                                                                                                |
Assets                                  $12,851,467     $9,710,366    $8,471,638    $7,713,183  |    $7,172,104
                                       ============= ============== ============= ============= | ==============



In 1996, the Company retroactively adopted, as of January 1, 1995, applicable accounting pronouncements to present its financial statements in conformity with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

The Company markets individual life insurance, variable life insurance, variable annuities, and deferred annuities primarily through Prudential's sales force in the United States, and in Taiwan.

The Company markets its products in the life insurance and annuity sectors of the insurance industry. These markets are faced with an increased tightening of the regulatory environment with particular emphasis placed on company solvency and sales practices. The legal barriers which have historically segregated the markets of the financial services industry are being challenged through both legislative and judicial process. Regulatory changes which opened the insurance industry to other financial institutions, particularly banks and mutual funds, heightened competition in investment type products since those institutions were positioned to deliver the same products through large, stable distribution channels.

The Company held $12.8 billion in assets at December 31, 1997 compared to $9.7 billion at December 31, 1996, of which $8.0 billion and $5.3 billion were held in Separate Accounts in 1997 and 1996, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and policy loans.

1. RESULTS OF OPERATIONS

Net income for the year ended December 31, 1997 amounted to $106.4 million, a decrease of $42.8 million or 28.7% compared to the $149.2 million earned in the year ended December 31, 1996. Net income for the year ended December 31, 1995 amounted to $152.6 million.

(a) 1997 versus 1996

Total insurance revenues, consisting of premiums and policy charges and fee income increased $3.3 million for the year ended December 31, 1997 to $379.8 million from $376.5 million for the year ended December 31, 1996. This increase in insurance revenues consists of an increase of $5.3 million in policy charges and fee income offset by a decrease in premiums of $2.0 million. These fluctuations are due to an increased emphasis in the domestic market place on investments in retirement type products, rather than in life insurance protection products. This was partially offset by an increase in premiums for traditional insurance products generated from our Taiwan branch, which has continued its growth throughout 1997.

The Company's consolidated net investment income increased $12.3 million for the year ended December 31, 1997 to $259.6 from $247.3 million for the year ended December 31, 1996. Increase in cash flows from insurance operations and average assets as well as the asset allocation strategies, produced favorable investment results in 1997. Fixed maturity income increased in 1997 due to higher investment returns as a result of a shift to higher yielding securities. Income from short term investments increased because of higher fixed maturity assets available to lend to third parties as part of the Company's securities lending program. Offsetting these increases was a decline in income on the mortgage loan portfolio, a result of declining asset base due to loan prepayments and repayments exceeding origination levels.

Other income increased $13.0 million for the year ended December 31, 1997 to $33.8 million from $20.8 million for the year ended December 31, 1996. This increase is due to an increase in advisory fees attributable to the Discovery Preferred and Discovery Select Separate Account products.

Policyholders' benefits decreased $7.5 million for the year ended December 31, 1997 to $179.4 million from $186.9 million for the year ended December 31, 1996. This decrease is attributable to better mortality experience associated with the Company's products.

Interest credited to policyholders' account balances decreased by $7.4 million for the year ended December 31, 1997 to $110.8 million from $118.2 million for the year ended December 31, 1996. This decrease is primarily attributable to a decrease in interest crediting rates, partially offset by increased fund values due to new sales of Separate Account products.

Other operating costs and expenses increased $103.7 million for the year ended December 31, 1997 to $225.7 million compared to $122.0 million for the year ended December 31, 1996. The increase reflects factors including the refinement of estimated gross profit margins used to amortize deferred policy acquisition costs (DAC). Favorable mortality experience and reduction in cost of insurance charges contributed to a change in net amortization. Favorable sales in 1997 were a partial offset. Also, increased operating costs resulted from higher sales activity of Discovery Select and Discovery Preferred annuity products, and technological advancements made in annuity processing, customer service, and product development.

Investment Results

     The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $3.9 billion at December 31, 1997, versus $3.5 billion at December 31, 1996. A diversified portfolio of publicly traded bonds, private placement securities commercial mortgages and equities is managed under strategies intended to maintain optimal asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity, and rating agency considerations.

The asset management strategy for the portfolio is set in accordance with an investment policy statement developed and coordinated within The Prudential by the Portfolio Management Group and agreed to by senior management and approved by the Board of Directors. In managing the investment portfolio, the long term objective is to generate favorable investment results through asset/liability management, strategic and tactical asset allocation and asset manager selection based on performance. Asset mix strategies are developed with criteria intended to match asset structure to product liabilities considering the underlying income and return characteristics of investment alternatives, seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Other objectives include maintenance of broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity funds believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, quality across the portfolio, recent activities to reduce risk and more carefully manage the portfolio are discussed below.

Fixed Maturities

The fixed maturity portfolio is diversified across maturities, sectors and issuers. The Company has classified all publicly traded securities and approximately 50% of privately traded securities as "available for sale" and the remainder of the privately placed fixed maturities as "held to maturity". "Available for sale" securities are carried in the Consolidated Statements of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. Securities "held to maturity" are carried at amortized cost, and unrealized gains or losses on these securities are not recognized in the financial statements.

At December 31, 1997, the net unrealized capital gains on the "available for sale" fixed maturity portfolio totaled $37 million compared to $27 million at December 31, 1996. The increase in the net unrealized gain position is primarily attributable to declining interest rates. The following table details the amortized cost and estimated fair value of the fixed maturity portfolio as of December 31:


                                          1997                                     1996
                      ------------------------------------------ -----------------------------------------
                                                         NET                                       NET
                         AMORTIZED     ESTIMATED     UNREALIZED    AMORTIZED     ESTIMATED     UNREALIZED
                           COST       FAIR VALUE        GAINS         COST      FAIR VALUE        GAINS
                      -------------- ------------- ------------- ------------- ------------- -------------
                                                          (In Millions)

FIXED MATURITIES -
  AVAILABLE FOR SALE
Publicly traded             $  2,158      $  2,188         $  30      $  1,955      $  1,977         $  22
Privately traded                 369           376             7           255           260             5
                       -------------------------------------------------------- ------------- -------------
Total Fixed
  maturities -
  available for sale        $  2,527      $  2,564         $  37      $  2,210      $  2,237         $  27
                       -------------------------------------------------------- ------------- -------------
FIXED MATURITIES -
  HELD TO MATURITY
Privately traded                 339           350            11           406           416            10
                       -------------------------------------------------------- ------------- -------------
TOTAL                       $  2,866      $  2,914         $  48      $  2,616      $  2,653         $  37
                       ======================================================== ============= =============

At December 31, 1997, the Company's holdings of private placement fixed maturities had an estimated fair value totaling $726.1 million and constituted 25% of total carrying value of fixed maturities. These investments generally offer higher yields than comparable quality public market securities, increase the diversification of the portfolio, and contain more restrictive covenants than public securities. In particular, private placement securities offer greater call protection, a key feature for assets backing longer term guaranteed products.

The private placement fixed maturity portfolio decreased more than $49 million from year ended December 31, 1996, primarily as a result of prepayment and sales activity relative to 1997 origination levels.

The public fixed maturity portfolio increased from $2.0 billion at December 31, 1996 to $2.2 billion at December 31, 1997. Investment grade fixed maturities comprised approximately 94% and 93% of total publicly traded fixed maturities at December 31, 1997 and 1996, respectively.

The Company reviews all fixed maturities quarterly and identifies potential problem assets which require additional monitoring. These assets, while not currently impaired, are believed to present default risk associated with future debt service obligations and are therefore managed more actively.

Mortgage Loans

As of December 31, 1997, the Company's mortgage loan portfolio totaled $22.8 million, a decrease of $24.1 million from $46.9 million as of December 31, 1996. The portfolio is comprised of commercial mortgage loans. The overall decline in the portfolio was a result of maturities, sales and repayments.

The Company monitors the mortgage loan portfolio quarterly and through that process identifies loans which require additional monitoring. Loans with estimated collateral value less than the outstanding loan balances, loans demonstrating characteristics indicative of higher than normal credit risks, are reviewed by management. The underlying collateral values are based upon discounted property cash flow projections or external appraisals.

(b) 1996 versus 1995

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

Interest credited to policyholders' account balances decreased by $8.7 million. This decrease is primarily attributable to the decrease in policyholders' account balances due to the Company experiencing increased policyholder withdrawals and slightly lower interest rates.

Other operating expenses decreased $12.8 million for the year ended December 31, 1996 compared to the same period for 1995. This is attributable to a decrease in the amortization of deferred policy acquisition costs and a company wide initiative to reduce expenses.

2. LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 1997, the Company's assets included $2.4 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

In order to continue to market life insurance and annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles ("GAAP") in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Insurance companies are subject to Risk-Based Capital (RBC) guidelines, monitored by insurance regulatory authorities, that measure the ratio of the Company's statutory equity with certain adjustments ("Adjusted Capital") to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulae that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company's products, interest rate risks, and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company's statutory capitalization.

The Company considers RBC implications in its asset/liability management strategies. Each year, the Company conducts a thorough review of the adequacy of statutory insurance reserves and other actuarial liabilities. The review is performed to ensure that the Company's statutory reserves are computed in accordance with accepted actuarial standards, reflect all contractual obligations, meet the requirements of state laws and regulations and include adequate provisions for any other actuarial liabilities that need to be established. All significant reserve changes are reviewed by the Board of Directors and are subject to approval by the Arizona Department of Banking and Insurance. The Company believes that its statutory capital is adequate for its currently anticipated levels of risk as measured by regulatory guidelines.

The National Association of Insurance Commissioners recently approved a series of codified statutory accounting standards for consideration by the various state regulators. Certain of the proposed standards, if adopted by insurance regulatory authorities, could have an impact on the measurement of statutory capital which, in turn, could affect RBC ratios of insurance companies. At the present time, the Company cannot estimate the potential impact of these proposed standards on its RBC position.

3. RISK MANAGEMENT

As a direct subsidiary of Prudential, the Company benefits from the risk management strategies implemented by its parent.

Risk management includes the identification and measurement of various forms of risk, establishment of acceptable risk thresholds, and processes intended to maintain risks within these thresholds while maximizing returns. Prudential considers risk management an integral part of its core businesses.

The risks inherent in the Company's operations include product risk, market risk, credit risk, liquidity risk, and operating risk. These risk categories, and Prudential's strategies relative to each, are discussed below.

Prudential's risk management is centrally controlled through a Corporate Risk Management Unit (CRMU) which sets standards for risk identification, policies and procedures, and limits, as well as standards for measurement and management reporting. CRMU interfaces with the Company's business groups through an enterprise level Financial Controls Council and Enterprise Financial Management Risk Management Committee, as well as through frequent informal meetings. Risk limits are set at multiple levels throughout the Company, with different limits at the desk, portfolio, subsidiary, and enterprise level. Risks are generally managed as close as possible to their origin, subject to review and oversight by CRMU to monitor compliance with established standards. Where appropriate, such as with respect to credit concentration risk and foreign exchange risk, exposures are aggregated and managed at the enterprise level.

Prudential's risk monitoring processes include preparation and review of risk reports on a regular basis, with frequency based on the purpose of the report. For example, desk-level reports are generally produced daily, while portfolio level reports are typically semi-monthly or monthly and high level reports may be quarterly or semi-annually.

Product Risk is the risk of adverse results due to deviation of experience from expected levels reflected in pricing. Prudential, in its insurance and annuity operations, sells traditional and interest sensitive individual insurance products, individual annuity products, a variety of group annuity products, and group life insurance products. Products are priced to reflect the expected levels of risk and to allow a margin for adverse deviation. The level of margins varies with product design and pricing strategy with respect to the targeted market. Prudential seeks to maintain underwriting standards so that premium charged is consistent with risk assumed on an overall basis. Additionally, most of Prudential's policies and contracts allow the Company to adjust credits (via crediting interest rates) and/or charges (in contracts where elements such as mortality and expense charges are not guaranteed), allowing the Company to respond to changes in experience. The competitive environment is an important element in determining pricing elements including premiums, crediting rates and non-guaranteed charges.

Mortality risks, generally inherent in most of the Company's life insurance and annuity products, are incorporated in pricing based on the Company's experience (if available and relevant) or industry experience. Mortality studies are performed periodically to compare the actual incidence of death claims in relation to business in force, to levels assumed in pricing and to industry experience. Expense risk relates to all products and is influenced by management practices as well as general price level changes. Persistency risk represents the risk that the pattern of policy surrenders will deviate from assumed levels so that policies do not remain in force for a sufficient period to allow the Company to recover its acquisition costs. Certain products are designed, by implementation of surrender charges and other features, to discourage early surrenders and thus mitigate this risk to the Company. Periodic studies are performed to compare actual surrender experience to pricing assumptions and industry experience.

Market Risk is the risk of change in value of financial instruments as a result of changes in interest rates, currency exchange rates, and securities market conditions. The Company's asset/liability management strategies provide for targeting of asset durations within specified ranges based on the estimated durations of the associated product liabilities. Portfolio managers are directed to maintain interest rate exposures within the established ranges, which are subject to adjustment based on market conditions and product design. Prudential uses statistical techniques such as duration and convexity analysis to measure price sensitivity to interest rate changes. The Company also performs portfolio stress testing annually as part of its cash flow testing in which various interest-sensitive assumptions (such as asset calls and prepayments and contract persistency) are evaluated under various severe interest rate environments. Any shortfalls revealed by cash flow testing are evaluated to determine whether there is a need to increase statutory reserves or change portfolio management strategies such as alteration of asset duration and/or composition. For fee-based (variable, separate account and mutual fund) products, equity risk is borne primarily by the contractholders rather than the Company (subject to any minimum guarantees). However, in the event of subpar performance, asset based fees will be reduced and competitive factors may impede the Company's ability to cultivate this business.

Credit Risk is the risk that counterparties may default or fail to fully honor contractual obligations and is inherent in investment portfolio asset positions including corporate bonds and mortgages, private placements and other lending-type products, and various investment operations functions. The Company attempts to manage risk associated with customer activities through proprietary credit analysis, establishment of credit limits and by requiring maintenance of margin and/or collateral in compliance with established internal control and regulatory standards.

Liquidity Risk is the risk that the Company will be unable to liquidate positions at a reasonable price in order to meet cash flow requirements under various scenarios. As indicated above, the Company's asset/liability management strategies seek to maintain asset positions that are consistent with the expected cash flow demands associated with its liabilities under various possible situations. Liquidity policies are formally managed at the enterprise level, using various comparisons of asset liquidity to potential liability outflows. Prudential believes that the comparison of its general account net liquidity to individual policy net cash surrender value is key to the periodic evaluation of its ability to meet policyholder claim requirements, and stress tests are utilized to measure the expected liquidity situation under assumed unusual events.

Operating Risk is the risk of potential loss from internal or external events such as mismanagement, fraud, systems breakdowns, business interruption, or failure to satisfy legal or fiduciary responsibilities. All financial institutions, including Prudential, are exposed to the risk of unauthorized activities by employees that are contrary to the internal controls designed to managed such risks. Legal risk may arise from inadequate control over contract documentation, marketing processes, or other operations. Internal controls responsive to regulatory, legal, credit, asset stewardship and other concerns are established at the business unit level for specific lines of business and at the enterprise level for company-wide processes. Controls are monitored by business unit management, internal and external auditors, and by an enterprise level Management Internal Control unit and in certain instances are subject to regulatory review.

Following revelations and negative publicity surrounding the issue of sales practices, Prudential has implemented a strategy to emphasize ethical conduct in the recruitment and training of agents and in the sales process. The Company has also strengthened controls including the establishment of a client acquisition program, in conjunction with the underwriting process, intended to ascertain the appropriateness of insurance coverages sold and mitigate the risk of inappropriate policy replacement activity.

Another aspect of operating risk relates to the Company's ability to conduct transactions electronically and to gather, process, and disseminate information and maintain data integrity and uninterrupted operations given the possibility of unexpected or unusual events. The Company is implementing a business continuation initiative to address these concerns. Considerations relative to the impact of the Year 2000 on computer operations are discussed below.

4. REGULATORY ENVIRONMENT

The Company is subject to the laws of the State of Arizona as governing insurance companies and to the regulations of the Arizona Insurance Department (the "Insurance Department"). A detailed financial statement in the prescribed form (the "Annual Statement") is filed with the Insurance Department each year covering the Company's operations for the preceding year and its financial condition as of the end of that year. Regulation by the Insurance Department includes periodic examination to determine contract liabilities and reserves so that the Insurance Department may certify that these items are correct. The Company's books and accounts are subject to review by the Insurance Department at all times. A full examination of the Company's operations is conducted periodically by the Insurance Department and under the auspices of the NAIC.

A triennial financial examination, for the period Janury 1, 1994 through December 31, 1996, is in progress by the Insurance Department as of December 31, 1997. We have included the effects of items known to date in our Reconciliation of Statutory surplus on page F-18.

The Company is subject to regulation under the insurance laws of all jurisdictions in which it operates. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to various matters, including licensing to transact business, overseeing trade practices, licensing agents, approving contract forms, establishing reserve requirements, fixing maximum interest rates on life insurance contract loans and minimum rates for accumulation of surrender values, prescribing the form and content of required financial statements and regulating the type and amounts of investments permitted. The Company is required to file the Annual Statement with supervisory agencies in each of the jurisdictions in which it does business, and its operations and accounts are subject to examination by these agencies at regular intervals.

The NAIC has adopted several regulatory initiatives designed to improve the surveillance and financial analysis regarding the solvency of insurance companies in general. These initiatives include the development and implementation of a risk-based capital formula for determining adequate levels of capital and surplus. Insurance companies are required to calculate their risk-based capital in accordance with this formula and to include the results in their Annual Statement. It is anticipated that these standards will have no significant effect upon the Company.

Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Certain insurance products of the Company are subject to various federal securities laws and regulations. In addition, current and proposed federal measures which may significantly affect the insurance business include regulation of insurance company solvency, employee benefit regulation, removal of barriers preventing banks from engaging in the insurance business, tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles.

5. THE YEAR 2000 ISSUE

The Company is a direct subsidiary of Prudential; therefore, is impacted by the enterprise focus on the Year 2000 Issue. The Year 2000 issue is best understood as a computer hardware and software problem involving the way dates are stored and processed in computers. Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue presents critical business risks for public and private sector entities across the globe.

Prudential identified the Year 2000 issue as a critical priority in 1995 and established a Company-wide Program Office (CPO) to develop and coordinate an operating framework for the Year 2000 compliance activities. The CPO assessed potential business impact, identified software and hardware components that will require upgrading, renovating, or replacing, and developed a strategy for renovation, replacement or retirement of all affected business applications. The initial assessment, completed in 1995, provided an estimate of the magnitude of the project and necessary resources.

Prudential's CPO has established quality assurance procedures including a certification process to monitor and evaluate enterprise-wide conversion and upgrading of systems for Year 2000 compliance. Prudential is utilizing both internal and external resources to reprogram or replace and test software. Prudential plans to complete its adaptation, testing and certification of software for Year 2000 compliance by December 31, 1998 and to conduct additional testing pertaining to the securities industry (in a scheduled industry-wide effort) as well as complete its "business partner" analysis and contingency planning during 1999. Prudential believes that it is well positioned to achieve the necessary modifications and mitigate the Year 2000 risks.

Prudential has commenced contacting and communicating formally with major suppliers and customers, including brokers, vendors, health care providers, and institutions that pass electronic information to Prudential, to determine the significance of the potential exposure that could result from their failure to achieve Year 2000 compliance on a timely basis.

While, as indicated above, Prudential believes that it is well positioned to mitigate its Year 2000 issue, this issue by its nature carries the risk of unforeseen problems of internal or external origin. There can be no assurance that the required systems modifications will be completed in accordance with current estimates of timing and cost, or that the systems of other companies with which some of Prudential's systems interface will be converted on a timely and compatible basis. In the event that the required adaptations to mitigate the Year 2000 issue are not completed on a timely basis, this issue could have a material adverse impact on the Company's operations. The discussion of the Year 2000 issue herein, and in particular the Company's plans to remediate this issue and estimated costs thereof, are forward-looking in nature. See cautionary statement below relating to forward-looking statements.

6. INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects," "believes," "anticipates," "intends," "plans," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial condition and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-4 hereof. See Index to Financial Statements and Schedules elsewhere in this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------

In connection with its audits for the two most recent fiscal years, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of the independent accountant, would have caused them to make a reference to the matter in their report.

On March 12, 1996, The Board of Directors of Prudential approved the recommendation of the Auditing Committee to dismiss Deloitte & Touche LLP as the independent accountants of Prudential and its subsidiaries, including the Company.

On May 14, 1996, The Board of Directors of Prudential approved the recommendation of the Auditing Committee to engage Price Waterhouse LLP as the independent accountants of Prudential and its subsidiaries, including the Company.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Name                             Position                           Age
----                             --------                           ---

James J. Avery, Jr.              Chairman of the Board
                                   and Director                      46

I. Edward Price                  Vice Chairman of the Board
                                   and Director                      55

Esther H. Milnes                 President and Director              47

James Drozanowski                Senior Vice President               55

Frank Marino                     Senior Vice President               53

Edward A. Minogue                Senior Vice President               55

Hwei-Chung Shao                  Senior Vice President and
                                   and Chief Actuary                 43

Karen L. Shapiro                 Senior Vice President               42

James M. Schlomann               Vice President, Comptroller
                                   and Chief Accounting Officer      49

William M. Bethke                Director                            50

Ira J. Kleinman                  Director                            50

Mendel M. Melzer                 Director                            37

Kiyofumi Sakaguchi               Director                            54
--------------------------------------------------------------------------------

James J. Avery, Jr., age 46 was elected Chairman of the Board of Directors of the Company on June 27, 1997. Mr. Avery joined the Prudential Insurance Company of America in 1988 and has served as the Senior Vice President, CFO and Chief Actuary for the Prudential Individual Insurance Group since 1997.

I. Edward Price, age 55, has been Senior Vice President and Actuary of Prudential Individual Insurance since 1995. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994 he was President of Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of Prudential.

Esther H. Milnes, age 47, has been Vice President and Actuary of Prudential Individual Insurance Group since 1996. From 1993 to 1995, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James C. Drozanowski, age 55, has been Vice President and Operations Executive, Prudential Individual Insurance Group since 1996; 1995 to 1996: President and Chief Executive Officer of Chase Manhattan Bank; 1993 to 1995: Vice President, North America Customer Services, Chase Manhattan Bank; Prior to 1993: Operations Executive, Global Securities Services, Chase Manhattan Bank.

Frank P. Marino, age 53, has been Vice President, Policyowner Relations Department, Prudential Individual Insurance Group since 1996; Prior to 1996:
Senior Vice President, Prudential Mutual Fund Services.

Edward A. Minogue, age 55, was elected a Senior Vice President of the Company on September 1, 1997. Mr. Minogue has been a Vice President of the Prudential Insurance Company of America since July, 1997. Prior to 1997, Mr. Minogue was a director of Merrill Lynch, Pierce & Smith, Inc.

Hwei-Chung Shao, age 43, has been Vice President and Associate Actuary, Prudential.

Karen L. Shapiro, age 42, has been Vice President, Prudential Individual Insurance Group since 1996; Vice President and Associate General Counsel, Prudential Securities Incorporated 1993 to 1996; Prior to 1993: Senior Associate with Shaw, Pittman, Potts and Trowbridge.

James M. Schlomann, age 49, joined the Prudential in August of 1997 and was elected the Vice President, Comptroller and Chief Accounting Officer of the Company effective November 18, 1997. He was a Senior Executive Vice President and Chief Financial Officer of USLIFE Corp. from 1993 to 1997. Prior, Mr. Schlomann was a Senior Vice President & Comptroller of Frank B. Hall & Co., Inc. from 1978 to 1993.

William M. Bethke, age 50, has been President, Prudential Capital Markets Group since 1992.

Ira J. Kleinman, age 50, has been Chief Marketing and Product Development Officer of Prudential Individual Insurance Group since 1995. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of Prudential. Prior to 1992, he was Vice President of Prudential.

Mendel A. Melzer, age 37, has been Chief Investment Officer, Mutual Funds and Annuities, Prudential Investments since 1996; 1995 to 1996: Chief Financial Officer of the Money Management Group of Prudential; 1993 to 1995: Senior Vice President and Chief Financial Officer of Prudential Preferred Financial Services; Prior to 1993: Managing Director, Prudential Investment Corporation.

Kiyofumi Sakaguchi, age 54, has been President, Prudential International Insurance Group since 1995; 1994 to 1995: Chairman and Chief Executive Officer, the Prudential Life Insurance Co., Ltd.; Prior to 1994: President and Chief Executive Officer, Asia Pacific Region-Prudential International Insurance, and President, the Prudential Life Insurance Co., Ltd.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table shows the 1997 annual compensation, paid by Prudential and allocated based on time devoted to the duties as an executive of the Company:

  NAME AND PRINCIPAL                                                                     OTHER ANNUAL
       POSITION                   YEAR            SALARY               BONUS             COMPENSATION
----------------------------    --------     ----------------     ----------------     ----------------

Esther H. Milnes                 1997             $   18,660           $   21,398           $        0
President                        1996                 18,058               12,136                    0
                                 1995                 17,158                8,384                    0


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Refer to Note 9 in the Notes to the Consolidated Financial Statements on page F-20.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

          (a) (1) and (2) Financial Statements and Schedules of Registrant and its subsidiaries are listed in the accompanying "Index to Consolidated Financial Statements and Financial Statement Schedules" on page F-1 hereof and are filed as part of this Report.

          (a) (3) EXHIBITS
                  --------

          REGULATION S-K
          --------------

          2.   Not applicable.

          3.   Documents Incorporated by Reference

               (i) The Articles of Incorporation of Pruco Life, as amended October 19, 1993, are incorporated herein by reference to Exhibit 14 (3) of the Pruco Life Insurance Company Form 10-K for the fiscal year ended December 31, 1993; (ii) Bylaws of Pruco Life, as amended May 6, 1997 are incorporated herein by reference to Form 10-Q, Registration No. 33-37587, filed August 15, 1997 on behalf of the Pruco Life Insurance Company.

          4.   Exhibits

               Modified Guaranteed Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-37587, filed November 2, 1990, on behalf of Pruco Life Insurance Company.

               Market-Value Adjustment Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-61143, filed November 17, 1995, on behalf of Pruco Life Insurance Company.

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

          22.  None.

          23.  Not applicable.

          24.  Powers of Attorney for I. Edward Price, Esther H. Milnes, William
               M. Bethke, Ira Kleinman and Mendel Melzer are incorporated by reference to Form 10-K, Registration No. 33-867880, filed March 28, 1997, on behalf of Pruco Life Variable Contract Real Property Account. A Power of Attorney for Kiyofumi Sakaguchi is incorporated by reference to Post Effective Amendment No. 8 to Form S-6, Registration No. 33-49994, filed April 28, 1997 on behalf of the Pruco Life PRUvider Variable Appreciable Account. A Power of Attorney for James J. Avery, Jr. is incorporated by reference to Post-Effective Amendment No. 9 to Form S-1, Registration No. 33-20018, filed June 25, 1997 on behalf of the Pruco Life of New Jersey Variable Contract Real Property Account.

          27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

          28.  Not applicable.

          99.  None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PRUCO LIFE INSURANCE COMPANY

                                            (Registrant)

Date: March 31, 1998                        By: /s/ Esther H. Milnes
      --------------                            ------------------------
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

SIGNATURE                              TITLE                           DATE
---------                              -----                           ----

          *                    Chairman of the Board              March 31, 1998
------------------------
James J. Avery


          *                    Vice Chairman of the Board         March 31, 1998
------------------------         and Director
I. Edward Price


          *                    President and Director             March 31, 1998
------------------------
Esther H. Milnes


/s/ James M. Schlomann
------------------------       Vice President and Comptroller     March 31, 1998
James M. Schlomann               and Chief Accounting Officer


          *                    Director                           March 31, 1998
------------------------
William M. Bethke


          *                    Director                           March 31, 1998
------------------------
Ira J. Kleinman


          *                    Director                           March 31, 1998
------------------------
Mendel A. Melzer


          *                    Director                           March 31, 1998
------------------------
Kiyofumi Sakaguchi

                               * By: /s/ Thomas C. Castano
                                     ------------------------------
                                     Thomas C. Castano
                                     (Attorney-in-Fact)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                  ANNUAL REPORT

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995



                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------




FINANCIAL STATEMENTS                                                        PAGE
--------------------                                                        ----

    PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

    INDEPENDENT AUDITORS' REPORTS                                           F-2

    CONSOLIDATED FINANCIAL STATEMENTS:

         STATEMENTS OF FINANCIAL POSITION - DECEMBER 31, 1997 AND 1996      F-4


         STATEMENTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997, 1996,
           AND 1995                                                         F-5


         STATEMENTS OF STOCKHOLDER'S EQUITY - YEARS ENDED DECEMBER 31,
           1997, 1996, AND 1995                                             F-6

         STATEMENTS OF CASH FLOWS - YEARS ENDED DECEMBER 31, 1997, 1996,
           AND 1995                                                         F-7


         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - DECEMBER 31, 1997,
          1996, AND 1995                                                    F-8

                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors of
Pruco Life Insurance Company


In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of changes in stockholder's equity and of cash flows, appearing on pages F4 through F7 of this report, present fairly, in all material respects, the financial position of Pruco Life Insurance Company and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's managememt; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
New York, New York
March 23, 1998

INDEPENDENT AUDITORS' REPORT

To The Board of Directors of
Pruco Life Insurance Company
Newark, New Jersey

We have audited the accompanying consolidated statement of operations, changes in stockholder's equity, and cash flows of Pruco Life Insurance Company and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated statements of operations, changes in stockholder's equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of Pruco Life Insurance Company and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Parsippany, NJ
December 19, 1996

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 1997 AND 1996 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------

                                                                                  1997                   1996
                                                                             -----------------      -----------------

ASSETS
Fixed maturities
  Available for sale, at fair value (amortized cost, 1997: $2,526,554;
    1996: $2,210,150)                                                           $ 2,563,852            $ 2,236,817
  Held to maturity, at amortized cost (fair value, 1997: $350,056; 1996:
    $416,102)                                                                       338,848                405,731
Equity securities - available for sale, at fair value (cost, 1997: $1,289;
  1996: $3,626)                                                                       1,982                  3,748
Mortgage loans on real estate                                                        22,787                 46,915
Policy loans                                                                        703,955                639,782
Short-term investments                                                              316,355                169,830
Other long-term investments                                                           1,317                  4,528
                                                                             -----------------      -----------------
      Total investments                                                           3,949,096              3,507,351

Cash                                                                                 71,358                 73,766
Deferred policy acquisition costs                                                   655,242                633,159
Accrued investment income                                                            67,000                 62,110
Income taxes receivable                                                                   -                  7,191
Reinsurance recoverable on unpaid losses                                             25,882                 27,014
Other assets                                                                         60,810                 62,924
Separate Account assets                                                           8,022,079              5,336,851
                                                                             -----------------      -----------------
TOTAL ASSETS                                                                    $12,851,467             $9,710,366
                                                                             =================      =================
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                                 $ 2,282,191            $ 2,188,862
Future policy benefits and other policyholder liabilities                           570,729                557,351
Cash collateral for loaned securities                                               143,421                      -
Income taxes payable                                                                 71,703                      -
Deferred income tax liability                                                       138,483                148,960
Payable to affiliates                                                                70,375                 49,828
Other liabilities                                                                   120,260                 88,930
Separate Account liabilities                                                      7,948,788              5,277,454
                                                                             -----------------      -----------------
TOTAL LIABILITIES                                                                11,345,950              8,311,385
                                                                             -----------------      -----------------
CONTINGENCIES - (SEE NOTE 10)
STOCKHOLDER'S EQUITY
Common stock, $10 par value;
  1,000,000 shares, authorized;
  250,000 shares, issued and outstanding at
  December 31, 1997 and 1996                                                          2,500                  2,500
Paid-in-capital                                                                     439,582                439,582
Retained earnings                                                                 1,050,871                944,497
Net unrealized investment gains                                                      17,129                 14,104
Foreign currency translation adjustments                                             (4,565)                (1,702)
                                                                             -----------------      -----------------
TOTAL STOCKHOLDER'S EQUITY                                                        1,505,517              1,398,981
                                                                             -----------------      -----------------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                                          $12,851,467             $9,710,366
                                                                             =================      =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------

                                                                  1997                 1996                 1995
                                                            -----------------    -----------------    -----------------
REVENUES

Premiums                                                          $   49,496           $   51,525          $    42,089
Policy charges and fee income                                        330,292              324,976              319,012
Net investment income                                                259,634              247,328              246,618
Realized investment gains, net                                        10,974               10,835               13,200
Other income                                                          33,801               20,818               26,986
                                                            -----------------    -----------------    -----------------

TOTAL REVENUES                                                       684,197              655,482              647,905
                                                            -----------------    -----------------    -----------------
BENEFITS AND EXPENSES

Policyholders' benefits                                              179,419              186,873              153,987
Interest credited to policyholders' account balances                 110,815              118,246              126,926
General, administrative and other expenses                           225,721              122,006              134,790
                                                            -----------------    -----------------    -----------------

TOTAL BENEFITS AND EXPENSES                                          515,955              427,125              415,703
                                                            -----------------    -----------------    -----------------

Income from operations before income taxes                           168,242              228,357              232,202
                                                            -----------------    -----------------    -----------------

Income taxes
     Current                                                          73,326               60,196               67,014
     Deferred                                                        (11,458)              18,939               12,544
                                                            -----------------    -----------------    -----------------

Total income taxes                                                    61,868               79,135               79,558
                                                            -----------------    -----------------    -----------------

NET INCOME                                                          $106,374           $  149,222           $  152,644
                                                            =================    =================    =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------

                                                                              NET        FOREIGN
                                                                           UNREALIZED    CURRENCY       TOTAL
                                    COMMON       PAID-IN-     RETAINED     INVESTMENT   TRANSLATION STOCKHOLDER'S
                                    STOCK        CAPITAL      EARNINGS        GAINS     ADJUSTMENTS     EQUITY
                                ------------- ------------- ------------- ------------- ----------- -------------

BALANCE, JANUARY 1, 1995         $   2,500      $ 439,582    $  642,631    $(41,761)    $      650     $1,043,602


      Net income                        --             --       152,644          --             --        152,644

      Change in foreign
        currency translation
        adjustments                     --             --            --           --        (1,870)        (1,870)

      Change in net
        unrealized
        investment gains                --             --            --      73,817             --         73,817
                                ------------- ------------- ------------- ------------- ----------- -------------

BALANCE, DECEMBER 31, 1995           2,500        439,582       795,275      32,056         (1,220)     1,268,193

      Net income                        --             --       149,222          --             --        149,222

      Change in foreign
        currency translation
        adjustments                     --             --            --          --           (482)          (482)

      Change in net
        unrealized
        investment gains                --             --            --     (17,952)            --        (17,952)
                                ------------- ------------- ------------- ------------- ----------- -------------

BALANCE, DECEMBER 31, 1996           2,500        439,582       944,497      14,104         (1,702)     1,398,981

      Net income                        --             --       106,374          --             --        106,374

      Change in foreign
        currency translation
        adjustments                     --             --            --          --         (2,863)        (2,863)

      Change in net
        unrealized
        investment gains                --             --            --       3,025             --          3,025
                                ------------- ------------- ------------- ------------- ----------- -------------

BALANCE, DECEMBER 31, 1997       $   2,500      $ 439,582    $1,050,871    $ 17,129    $    (4,565)    $1,505,517

                                ============= ============= ============= ============= =========== =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------


                                                                               1997             1996         1995
                                                                          --------------- -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 106,374        $ 149,222   $ 152,644
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Policy charges and fee income                                            (40,783)         (50,286)    (56,637)
     Interest credited to policyholders' account balances                     110,815          118,246     126,926
     Net increase in Separate Accounts                                        (13,894)         (38,025)     (3,520)
     Realized investment gains, net                                           (10,974)         (10,835)    (13,200)
     Amortization and other non-cash items                                     (5,525)          26,709      (8,106)
     Change in:
         Future policy benefits and other policyholders' liabilities           13,378           56,151      22,877
         Accrued investment income                                             (4,890)          (2,248)       (480)
         Payable to affiliates                                                 20,547           16,519      10,569
         Policy loans                                                         (64,173)         (70,509)    (75,411)
         Deferred policy acquisition costs                                    (22,083)         (66,183)     31,318
         Income taxes payable/receivable                                       78,894             (816)     12,031
         Reinsurance recoverable on unpaid losses                               1,132              900         750
         Deferred income tax liability                                        (10,477)           7,912      30,779
         Other, net                                                            34,094            7,564     (76,702)

                                                                          --------------- -------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                          192,435          144,321     153,838
                                                                          --------------- -------------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
       Fixed maturities:
           Available for sale                                               2,828,665        3,886,254   1,886,687
           Held to maturity                                                   138,626          138,127     144,898
         Equity securities                                                      6,939            7,527       5,557
         Mortgage loans on real estate                                         24,925           19,226       7,395
         Other long-term investments                                            3,276              288       1,559
         Investment real estate                                                    --            4,488       2,926
     Payments for the purchase of:
         Fixed maturities:
           Available for sale                                              (3,141,785)      (4,008,810) (1,741,139)
           Held to maturity                                                   (70,532)        (114,494)   (135,092)
         Equity securities                                                     (4,594)          (4,697)     (4,279)
         Other long-term investments                                              (51)            (657)     (1,674)
     Cash collateral for loaned securities, net                               143,421               --          --
     Short-term investments, net                                             (147,030)          58,186     (36,482)
                                                                          --------------- -------------- ------------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES                               (218,140)         (14,562)    130,356
                                                                          --------------- -------------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
       Deposits                                                             2,099,600          536,370      95,039
       Withdrawals                                                         (2,076,303)        (633,798)   (365,578)
                                                                          --------------- -------------- ------------
CASH FLOWS FROM (USED IN)FINANCING ACTIVITIES                                  23,297          (97,428)   (270,539)
                                                                          --------------- -------------- ------------
     Net (decrease) increase in Cash                                           (2,408)          32,331      13,655
     Cash, beginning of year                                                   73,766           41,435      27,780
                                                                          --------------- -------------- ------------
CASH, END OF YEAR                                                           $  71,358        $  73,766    $ 41,435
                                                                          =============== ============== ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Income taxes (received) paid                                          $  (7,904)       $  61,760    $ 53,107
                                                                          =============== ============== ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. BUSINESS

Pruco Life Insurance Company (the Company) is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company markets individual life insurance, variable life insurance, variable life insurance, variable annuities, and deferred annuities (the Contracts) in all states except New York, the District of Columbia and Guam. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two subsidiaries, Pruco Life Insurance Company of New Jersey (PLNJ) and The Prudential Life Insurance company of Arizona (PLICA). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licenced to sell individual life insurance and deferred annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1988 under the laws of the state of Arizona. PLICA had no new business sales in 1977 and at this time will not be issuing new business.

The only reportable industry segment of the Company is "Life Insurance."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company, a stock life insurance company, and its subsidiaries. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

INVESTMENTS
FIXED MATURITIES classified as "available for sale" are carried at estimated fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are stated at amortized cost and classified as "held to maturity". The amortized cost of fixed maturities are written down to estimated fair value when considered impaired and the decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", net of income tax, the effect on deferred policy acquisition costs and participating annuity contracts that would result from the realization of unrealized gains and losses are included in a separate component of equity, "Net unrealized investment gains."

EQUITY SECURITIES, available for sale, comprised of common and non-redeemable preferred stock, are carried at estimated fair value. The associated unrealized gains and losses, net of income tax, the effect on deferred policy acquisition costs and participating annuity contracts that would result from the realization of unrealized gains and losses, are included in separate component of equity, "Net unrealized investment gains."

MORTGAGE LOANS ON REAL ESTATE are stated primarily at unpaid principal balances, net of unamortized discounts

POLICY LOANS are carried at unpaid principal balances.

SHORT-TERM INVESTMENTS, including highly liquid debt instruments purchased with an original maturity of twelve months or less, are carried at amortized cost, which approximates fair value.

OTHER LONG-TERM INVESTMENTS primarily represent the Company's investments in joint ventures and partnerships in which the Company does not have control. These investments are recorded using the equity method of accounting, reduced for other than temporary declines in value.

REALIZED INVESTMENT GAINS, NET are computed using the specific identification method. Costs of fixed maturity and equity securities are adjusted for impairments considered to be other than temporary

CASH
Cash includes cash on hand, amounts due from banks, and money market instruments.

DEFERRED POLICY ACQUISITION COSTS
The costs which vary with and that are related primarily to the production of new insurance business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include certain commissions, costs of policy issuance and underwriting, and certain variable field office expenses. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. Deferred policy acquisition costs are

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in equity.

Acquisition costs related to interest-sensitive life products and investment-type contracts are deferred and amortized in proportion to total estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience. Amortization periods range from 15 to 30 years. Amortization of deferred policy acquisition costs was $149,851 thousand, $9,309 thousand, and $54,371 thousand for the years ended December 31, 1997, 1996, and 1995, respectively. Deferred policy acquisition costs are analyzed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The effect of revisions to estimated gross profits on unamortized deferred acquisition costs is reflected in earnings in the period such estimated gross profits are revised.

FUTURE POLICY BENEFITS AND POLICYHOLDERS' ACCOUNT BALANCES

Future policy benefits includes reserves for annuities in payout status as well as reserves for riders and supplemental benefits. Reserves for annuities in payout status are generally calculated as the present value of estimated future benefit payments and related expenses, using interest rates ranging from 6.5% to 11.0%. The mortality assumption is generally the 1983 Individual Annuity Mortality Table. Reserves for riders and supplemental benefits are calculated using interest rates ranging from 2.5% to 7.25% and various mortality and morbidity tables derived from company or industry experience. Reserves for business in the Company's Taiwan branch are generally calculated using interest rates ranging from 6.25% to 7.5% and the 1989 Taiwan Standard Ordinary Experience Mortality table with modifications.

For the above categories, premium deficiency reserves are established, if necessary, when the liabilities for future policy benefits plus the present value of expected future gross premiums are insufficient to provide for expected future policy benefits and expenses.

Policyholders' account balances for interest-sensitive life and investment-type contracts are equal to the policy account values. The policy account values represent an accumulation of gross premium payments plus credited interest, less expense and mortality charges and withdrawals. Interest crediting rates on life insurance products range from 4.2% to 6.5% and on investment-type products range from 3.15% to 7.9%.

SECURITIES LOANED are recorded at the amount of cash received as collateral. The Company obtains collateral in an amount equal to 102% of the fair value of the domestic securities. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Non-cash collateral received is not reflected in the consolidated statements of financial position. Substantially, all of the Company's securities loaned are with large brokerage firms.

These transactions are used to generate net investment income and facilitate trading activity. These instruments are short-term in nature (usually 30 days or less) and are collateralized principally by U.S. Government and mortgage-backed securities. The carrying amounts of these instruments approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

SEPARATE ACCOUNT ASSETS AND LIABILITIES
Separate Account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders, pension fund and other customers. The assets consist of common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are generally borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for Separate Accounts generally accrue to the policyholders and are not included in the Consolidated Statement of Operations. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income."

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

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INSURANCE REVENUE AND EXPENSE RECOGNITION
Amounts received as payment for interest-sensitive life, investment contracts and deferred annuities are reported as deposits to "Policyholders' account balances." Revenues from these contracts are reflected as "Policy charges and fee income" and consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges, surrender charges, and interest earned from the investment of these account balances. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of deferred policy acquisition costs.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
Assets and liabilities of the Taiwan branch reported in other than U.S. dollars are translated at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are charged or credited directly to equity. The cumulative effect of changes in foreign exchange rates are included in "Foreign currency translation adjustments."

DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives include futures subject to market risk, all of which are used by the Company in other than trading activities. Income and expenses related to derivatives used to hedge are recorded on the accrual basis on the Statement of Financial Position. Gains and losses relating to derivatives used to hedge the risks associated with anticipated transactions are Realized in realized investment gains, net, if it is determined that the transaction will not close, such gains and losses are included in "Realized investment gains, net."

Derivatives held for purposes other than trading are primarily used to hedge or reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. Additionally, other than trading derivatives are used to change the characteristics of the Company's asset/liability mix consistent with the Company's risk management activities.

INCOME TAXES
The Company and its subsidiaries are members of a group of affiliated companies which join in filing a consolidated federal income tax return in addition to separate company state and local tax returns. Pursuant to the tax allocation arrangement, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. Deferred income taxes are generally recognized based on enacted rates when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that portion which management believes is more likely than not to be realized.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1996, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 became effective January 1, 1997 and is to be applied prospectively. Subsequent to June 1996, FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of SFAS 125" ("SFAS 127"). SFAS 127 delays the implementation of SFAS 125 for one year for certain provisions, including repurchase agreements, dollar rolls, securities lending and similar transactions. The Company will delay implementation with respect to those affected provisions. Adoption of SFAS 125 has not, and will not have a material impact on the Company's results of operations, financial condition and liquidity.

In June of 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for years beginning after December 15, 1997. This statement defines comprehensive income as "the change in equity of a business enterprise during a

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

period from transactions and other events and circumstances from non-owner sources, excluding investments by owners and distributions to owners" and establishes standards for reporting and displaying comprehensive income and its components in financial statements. The statement requires that the Company classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the Statement of Financial Position. In addition, reclassification of financial statements for earlier periods must be provided for comparative purposes.

RECLASSIFICATIONS
Certain amounts in the prior years have been reclassified to conform to current year presentation.

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3. INVESTMENTS

FIXED MATURITIES AND EQUITY SECURITIES:
The following tables provide additional information relating to fixed maturities and equity securities as of December 31,:

                                                                              1997
                                            ----------------------------------------------------------------------
                                                                   Gross             Gross
                                               Amortized         Unrealized       Unrealized      Estimated Fair
                                                  Cost             Gains            Losses            Value
                                            ------------------  ----------------   -------------  ----------------
                                                                        (In Thousands)

FIXED MATURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                        $  177,691        $    1,231       $       20        $  178,902

Foreign government bonds                              83,889             1,118               19            84,988

Corporate securities                               2,263,898            36,857            2,017         2,298,738

Mortgage-backed securities                             1,076               180               32             1,224
                                            ------------------  ----------------   -------------  ----------------
Total fixed maturities available for sale         $2,526,554        $   39,386       $    2,088        $2,563,852
                                            ==================  =================  ==============  ===============

                                            ------------------  ----------------   -------------  ----------------
EQUITY SECURITIES AVAILABLE FOR SALE              $    1,289        $      802       $      109        $    1,982
                                            ==================  =================  ==============  ===============

                                            ------------------  ----------------   -------------  ----------------
FIXED MATURITIES HELD TO MATURITY
Corporate securities                              $  338,848        $   11,427       $      219        $  350,056
                                            ------------------  ----------------   -------------  ----------------
Total fixed maturities held to maturity           $  338,848        $   11,427       $      219        $  350,056
                                            ==================  =================  ==============  ===============

                                                                              1996
                                            ----------------------------------------------------------------------
                                                                     Gross            Gross
                                                 Amortized        Unrealized        Unrealized     Estimated Fair
                                                    Cost             Gains            Losses            Value
                                            ------------------  ----------------   -------------  ----------------
                                                                         (In Thousands)

FIXED MATURITIES AVAILABLE FOR SALE
U.S. Treasury securities and obligations
  of U.S. government corporations and
  agencies                                        $   32,055        $       30       $      174        $   31,911

Foreign government bonds                              90,447               857              205            91,099

Corporate securities                               2,087,250            30,365            4,206         2,113,409

Mortgage-backed securities                               398                --               --               398
                                            ------------------  ----------------   -------------  ----------------
Total fixed maturities available for sale         $2,210,150      $     31,252       $    4,585        $2,236,817
                                            ==================  =================  ==============  ===============

                                            ------------------  ----------------   -------------  ----------------
EQUITY SECURITIES AVAILABLE FOR SALE              $    3,626      $        819       $      697        $    3,748
                                            ==================  =================  ==============  ===============

                                            ------------------  ----------------   -------------  ----------------
FIXED MATURITIES HELD TO MATURITY
Corporate securities                              $  405,731      $     10,947       $      576        $  416,102
                                            ------------------  ----------------   -------------  ----------------
Total fixed maturities held to maturity           $  405,731      $     10,947       $      576        $  416,102
                                            ==================  =================  ==============  ===============

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3. INVESTMENTS (CONTINUED)

The amortized cost and estimated fair value of fixed maturities, categorized by contractual maturities at December 31, 1997, are shown below:

                                                AVAILABLE FOR SALE                         HELD TO MATURITY
                                        ----------------------------------        -----------------------------------
                                                              ESTIMATED                                 ESTIMATED
                                                                 FAIR                                      FAIR
                                          AMORTIZED COST        VALUE               AMORTIZED COST        VALUE
                                        ----------------- ----------------        ----------------- -----------------
                                                  (In Thousands)                            (In Thousands)

Due in one year or less                     $   29,759       $   29,731               $   13,736        $   13,838

Due after one year through five years        1,738,532        1,758,946                  204,298           212,050

Due after five years through ten years         555,194          567,928                   98,192           101,143

Due after ten years                            201,993          206,023                   22,622            23,025

Mortgage-backed securities                       1,076            1,224                       --                --
                                        ----------------- ----------------        ----------------- -----------------
Total                                       $2,526,554       $2,563,852               $  338,848        $  350,056
                                        ================= ================        ================= =================

Actual maturities will differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 1997, 1996, and 1995 were $2,796,306 thousand, $3,667,062 thousand, and $1,807,584 thousand, respectively. Gross gains of $18,635 thousand, $22,078 thousand, and $25,909 thousand and gross losses of $7,990 thousand, $17,718 thousand, and $13,907 thousand were realized on those sales during 1997, 1996, and 1995, respectively. Proceeds from the maturity of fixed maturities available for sale during 1997, 1996, and 1995 were $32,359 thousand, $219,192 thousand, and $79,103 thousand, respectively. During the years ended December 31, 1997, 1996 and 1995, there were no securities classified as held to maturity that were sold.

The following table describes the amortized cost and estimated fair value of fixed maturity securities by rating agency equivalent as of December 31, 1997:


                                   AVAILABLE FOR SALE                   HELD TO MATURITY
                           --------------------------------       -------------------------------

                              AMORTIZED    ESTIMATED FAIR            AMORTIZED    ESTIMATED FAIR
                                 COST          VALUE                    COST          VALUE
                           --------------- ----------------       --------------- ---------------
                                    (In Thousands)                        (In Thousands)

       AAA/AA/A             $ 1,319,527      $ 1,334,823           $   187,692     $   194,797

       BBB                    1,047,203        1,062,641               128,481         131,820

       BB                        80,136           83,293                20,540          21,264

       B                         73,717           76,781                 2,132           2,172

       CCC or lower               5,943            6,288                    --              --

       In or near default            28               26                     3               3
                           --------------- ----------------       --------------- ---------------

            Total           $ 2,526,554      $ 2,563,852           $   338,848     $   350,056
                           =============== ================       =============== ===============

The NAIC rates certain public and private placement securities as "in or near default" if they are currently non-performing or believed subject to default in the near term. The Company's holdings of these securities, in the aggregate, comprised less than 1% of total invested assets at December 31, 1997 and 1996.

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3. INVESTMENTS (CONTINUED)

MORTGAGE LOANS ON REAL ESTATE
The Company's mortgage loans were collateralized by the following property types at December 31,

                                      1997                         1996
                             ----------------------      -----------------------

                                               (In Thousands)

Office buildings                $   4,607      20%          $  18,497       39%

Retail stores                       8,090      35%              8,731       19%

Apartment complexes                 6,080      27%             11,771       25%

Industrial buildings                4,010      18%              7,916       17%

                             ----------------------      -----------------------
      Net carrying value        $  22,787     100%          $  46,915      100%
                             ======================      =======================


The mortgage loans are geographically dispersed throughout the United States with the largest concentrations in Washington (29%) and Pennsylvania (27%).

SPECIAL DEPOSITS
Fixed maturities of $8,302 thousand and $8,744 thousand at December 31, 1997 and 1996, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

OTHER LONG-TERM INVESTMENTS
The Company's "Other long-term investments" of $1,317 thousand and $4,528 thousand as of December 31, 1997 and 1996, respectively, are comprised of non-real estate related interests. The Company's share of net income from these entities is $2,158 thousand, $1,434 thousand and $345 thousand for the years ended December 31, 1997, 1996 and 1995, respectively, and is reported in "Net investment income."

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3. INVESTMENTS (CONTINUED)

INVESTMENT INCOME AND INVESTMENT GAINS AND LOSSES

NET INVESTMENT INCOME arose from the following sources for the years ended December 31:


                                                     1997              1996               1995
                                               ----------------- ----------------- -----------------
                                                                   (In Thousands)

  Fixed maturities - available for sale               $ 161,140         $ 152,445         $ 160,740
  Fixed maturities - held to maturity                    26,936            33,419            33,458
  Equity securities                                          76                44               104
  Mortgage loans on real estate                           2,585             5,669             7,757
  Investment real estate                                      -               613               647
  Policy loans                                           37,398            33,449            29,775
  Short-term investments                                 22,011            16,780            15,092
  Other                                                  14,920             9,438             3,949
                                               ----------------- ----------------- -----------------
  Gross investment income                               265,066           251,857           251,522
    Less: investment expenses                            (5,432)           (4,529)           (4,904)
                                               ----------------- ----------------- -----------------
  Net investment income                               $ 259,634         $ 247,328         $ 246,618
                                               ================= ================= =================



REALIZED INVESTMENT GAINS ,NET including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:


                                                      1997             1996              1995
                                               ----------------- ----------------- -----------------
                                                                   (In Thousands)

  Fixed maturities - available for sale               $   9,039         $   9,036         $  11,359
  Fixed maturities - held to maturity                       821                 -                 -
  Equity securities                                           8               781             2,020
  Mortgage loans on real estate                             797             1,677               (90)
  Investment real estate                                      -               487               (99)
  Other                                                     309            (1,146)               10
                                               ----------------- ----------------- -----------------

  Realized investment gains, net                      $  10,974         $  10,835         $  13,200
                                               ================= ================= =================


NET UNREALIZED INVESTMENT GAINS on securities available for sale are included in the consolidated statement of financial position as a component of equity, net of tax. Changes in these amounts for the years ended December 31, are as follows:


                                                      1997             1996              1995
                                               ----------------- ----------------- -----------------
                                                                   (In Thousands)

   Balance, beginning of year                         $  14,104         $  32,056         $ (41,761)
   Changes in unrealized investment gains
      (losses) attributable to:
     Fixed maturities                                    10,631           (43,853)          110,932
     Equity securities                                      571             1,403                68
     Participating group annuity contracts                1,292            (3,855)            5,092
     Deferred policy acquisition costs                   (8,412)           17,321           (25,214)
     Deferred federal income taxes                       (1,057)           11,032           (17,061)
                                               ----------------- ----------------- -----------------
   Balance, end of year                               $  17,129         $  14,104         $  32,056
                                               ================= ================= =================

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.  INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:


                                                            1997                  1996                   1995
                                                   ---------------------  ---------------------  ---------------------
                                                                              (In Thousands)
     Current tax expense:
        U.S.                                                  $71,989                $59,489                $65,131
        State and local                                         1,337                    703                  1,876
        Foreign                                                    --                      4                      7
                                                   ---------------------  ---------------------  ---------------------
        Total                                                  73,326                 60,196                 67,014
                                                   ---------------------  ---------------------  ---------------------

     Deferred tax (benefit) expense:
        U.S.                                                  (11,458)                18,413                 12,196
        State and local                                            --                    526                    348
                                                   ---------------------  ---------------------  ---------------------
        Total                                                 (11,458)                18,939                 12,544
                                                   ---------------------  ---------------------  ---------------------

      Total income tax expense                                $61,868                $79,135                $79,558
                                                   =====================  =====================  =====================


The Company's income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:


                                                            1997                  1996                   1995
                                                   ---------------------  ---------------------  --------------------
                                                                            (In Thousands)

     Expected federal income tax expense                     $58,885                 $79,925               $81,271
     State income taxes                                          869                   1,229                 2,224
     Other                                                     2,114                  (2,019)               (3,937)
                                                   ---------------------  ---------------------  ---------------------
     Total income tax expense                                $61,868                 $79,135               $79,558
                                                   =====================  =====================  ====================

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

4.  INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:


                                                                               1997                      1996
                                                                       --------------------      --------------------
                                                                                       (In Thousands)

     Deferred income tax assets
          Insurance reserves                                                   $  40,896                 $  38,532
                                                                       --------------------      --------------------
          Total deferred income tax assets                                        40,896                    38,532
                                                                       --------------------      --------------------

     Deferred income tax liabilities
          Deferred acquisition costs                                             168,702                   173,785
          Net investment gains                                                     8,161                    12,502
          Other                                                                    2,516                     1,205
                                                                       --------------------      --------------------
          Total deferred income tax liabilities                                  179,379                   187,492
                                                                       --------------------      --------------------

     Deferred federal income tax liabilities                                   $ 138,483                 $ 148,960
                                                                       ====================      ====================


Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax assets that are realizable.

The Internal Revenue Service (the "Service") has completed examinations of the consolidated federal income tax returns through 1989. The Service has examined the years 1990 through 1992. Discussions are being held with the Service with respect to proposed adjustments. However, management believes there are adequate defenses against, or sufficient reserves to provide for, such adjustments. The Service has begun their examination of the years 1993 through 1995.


5. REINSURANCE

The Company assumes and cedes reinsurance with Prudential and other companies. The effect of reinsurance for the years ended December 31, is summarized as follows:

                                           1997          1996           1995
                                       -----------    -----------    -----------

Life insurance premiums

Gross Amount                           $    51,851    $    53,776   $    44,357
Ceded to other companies                    (3,724)        (3,379)       (2,268)
Assumed from other companies                 1,369          1,128          --
                                       -----------    -----------   -----------
Net amount                             $    49,496    $    51,525   $    42,089
                                       ===========    ===========   ===========

                                           1997          1996          1995
                                       -----------    -----------   -----------

Life insurance in force
Gross Amount                           $47,328,495    $47,430,580   $47,822,892
Ceded to other companies                (1,292,395)    (1,172,449)     (822,619)
                                       -----------    -----------   -----------
Net amount                             $46,036,100    $46,258,131   $47,000,273
                                       ===========    ===========   ===========

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

6.  EQUITY

RECONCILIATION OF STATUTORY SURPLUS AND NET INCOME

Accounting practices used to prepare statutory financial statements for regulatory purposes differ in certain instances from GAAP. The following table reconciles the Company's statutory net income and surplus as of and for the years ended December 31, determined in accordance with accounting practices prescribed or permitted by the Arizona Department of Banking and Insurance with net income and equity determined using GAAP.


                                                              1997                 1996                 1995
                                                         ------------------   ------------------   ------------------
                                                                              (In Thousands)

STATUTORY NET INCOME                                        $    12,778           $    48,846          $    113,565

Adjustments to reconcile to net income on a GAAP basis:
  Statutory income of subsidiaries                               18,553                25,001                44,186
  Deferred acquisition costs                                     38,003                48,862                (6,103)
  Deferred premium                                                1,144                 1,295                  (743)
  Insurance liabilities                                          26,517                28,662                32,665
  Deferred taxes                                                 11,458                (7,780)              (27,669)
  Valuation of investments                                          506                   365                 5,480
  Other, net                                                     (2,585)                3,971                (8,737)
                                                         ------------------   ------------------   ------------------
GAAP NET INCOME                                             $   106,374           $   149,222         $     152,644
                                                         ==================   ==================   ==================



                                                                     1997                    1996
                                                              --------------------   --------------------
                                                                               (In Thousands)
STATUTORY SURPLUS                                                  $   853,130             $   901,645

Adjustments to reconcile to equity on a GAAP basis:

     Valuation of investments                                           97,787                  95,411
     Deferred acquisition costs                                        655,242                 633,159
     Deferred premium                                                  (14,817)                (11,859)
     Insurance liabilities                                            (107,525)               (124,781)
     Deferred taxes                                                   (113,461)               (124,823)
     Other, net                                                        135,161                  30,229
                                                              --------------------   --------------------
GAAP STOCKHOLDER'S EQUITY                                          $ 1,505,517             $ 1,398,981
                                                              ====================   ====================


The New York State Insurance Department ("Department") recognizes only statutory accounting for determining and reporting the financial condition of an insurance company, for determining its solvency under the New York Insurance Law and for determining whether its financial condition warrants the payment of a dividend to its stockholders. No consideration is given by the Department to financial statements prepared in accordance with GAAP in making such determinations.

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values presented below have been determined using available information and valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. Accordingly, such estimates presented may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following methods and assumptions were used in calculating the fair values (for all other financial instruments presented in the table, the carrying value approximates fair value.)

FIXED MATURITIES AND EQUITY SECURITIES
Fair values for fixed maturities and equity securities, other than private placement securities, are based on quoted market prices or estimates from independent pricing services. Fair values for private placement securities are estimated using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for the type of issue, its current credit quality and its remaining average life. The estimated fair value of certain non-performing private placement securities is based on amounts estimated by management.

MORTGAGE LOANS ON REAL ESTATE
The fair value of the mortgage loan portfolio is primarily based upon the present value of the scheduled future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for a similar quality mortgage.

POLICY LOANS
The estimated fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayments.

DERIVATIVE FINANCIAL INSTRUMENTS
The fair value of futures is estimated based on market quotes for a transactions with similar terms.

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31,:


                                                     1997                                      1996

                                                            ESTIMATED                                  ESTIMATED
                                      CARRYING VALUE       FAIR VALUE            CARRYING VALUE       FAIR VALUE
                                    ------------------ ------------------      ------------------ -------------------
                                                                    (In Thousands)

Financial Assets:
  Fixed maturities:
       Available for sale              $ 2,563,852         $ 2,563,852             $ 2,236,817         $ 2,236,817
       Held to maturity                    338,848             350,056                 405,731             416,102
  Equity securities                          1,982               1,982                   3,748               3,748
  Mortgage loans                            22,787              24,994                  46,915              46,692
  Policy loans                             703,955             703,605                 639,782             623,218
  Short-term investments                   316,355             316,355                 169,830             169,830
  Cash                                      71,358              71,358                  73,766              73,766
  Separate Account assets                8,022,079           8,022,079               5,336,851           5,336,851

Financial Liabilities:
  Policyholders'
    account balances                   $ 2,282,191         $ 2,282,191             $ 2,188,862          $ 2,188,862
  Cash  collateral for loaned
    securities                             143,421             143,421                      --                   --
  Separate Account liabilities           7,948,788           7,948,788               5,277,454            5,277,454
  Derivatives                                  653                 653                      --                   --

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

8. DERIVATIVE INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of liability positions in future instruments, which represents the Company's current exposure to credit loss from other parties' non-performance, was $653 thousand at December 31, 1997. This includes the estimated fair values of outstanding derivative positions only and does not include the fair values of associated financial and non-financial assets and liabilities, which generally offset derivative notional amounts. The fair value amounts presented also do not reflect the netting of amounts pursuant to right of setoff, qualifying master netting agreements with counterparties or collateral arrangements.

9. RELATED PARTY TRANSACTIONS

SERVICE AGREEMENTS
Prudential, and Pruco Securities Corporation, an indirect wholly-owned subsidiary of Prudential, operate under service and lease agreements whereby services of officers and employees (except for those agents employed by the Company in Taiwan), supplies, use of equipment and office space are provided. The net cost of these services allocated to the Company were $139,489 thousand, $101,662 thousand and $98,119 thousand for the years ended December 31, 1997, 1996, and 1995, respectively.

REINSURANCE
The Company currently has three reinsurance agreements in place with Prudential (the reinsurer). Specifically a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract, and two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the years ended December 31, 1997, 1996, and 1995.

10. CONTINGENCIES

Several actions have been brought against the Company on behalf of those persons who purchased life insurance policies based on complaints about sales practices engaged in by Prudential, the Company and agents appointed by Prudential and the Company. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

11. DIVIDENDS

The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any twelve month period without notification or approval is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations and the Company's surplus position at December 31, 1997, the Company would be permitted a maximum of $15,260 thousand in dividend distribution in 1998, all of which could be paid in cash, without approval from The State of Arizona Department of Insurance.