Form 10-Q
period 1998-03-31
PRUCO LIFE INSURANCE CO
filed 1998-05-15
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Arizona                               22-1944557
     ------------------------------        --------------------------------
     (State or other jurisdiction,         (IRS Employer Identification No.)
     incorporation or organization)

                 213 Washington Street, Newark, New Jersey 07102
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (973) 802-2859
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

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

                                                          YES [X]  NO [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 15, 1998. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

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

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1. (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

          STATEMENTS OF FINANCIAL POSITION - MARCH 31, 1998
          AND DECEMBER 31, 1997                                             3

          STATEMENTS OF OPERATIONS - THREE MONTHS ENDED
          MARCH 31, 1998 AND 1997                                           4

          STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY -
          MARCH 31, 1998 AND DECEMBER 31, 1997                              5

          STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED
          MARCH 31, 1998 AND 1997                                           6

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                    7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         9


PART II - OTHER INFORMATION
---------------------------

        ITEM 1.  LEGAL PROCEEDINGS                                         11

        ITEM 2.  CHANGES IN SECURITIES                                     11

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           11

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       11

        ITEM 5.  OTHER INFORMATION                                         11

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          11

        SIGNATURE PAGE                                                     13

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
MARCH 31, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------


                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998             1997
                                                                          -----------      -----------
ASSETS
Fixed maturities
  Available for sale, at fair value (amortized cost, 1998:
    $2,398,893; 1997: $2,526,554)                                         $ 2,431,061      $ 2,563,852
  Held to maturity, at amortized cost (fair value, 1998:
    $333,108; 1997: $350,056)                                                 321,894          338,848
Equity securities - available for sale, at fair value
   (cost, 1998: $1,440; 1997: $1,289)                                           4,411            1,982
Mortgage loans on real estate                                                  22,581           22,787
Policy loans                                                                  721,641          703,955
Short-term investments                                                        417,948          316,355
Other long-term investments                                                     1,693            1,317
                                                                          -----------      -----------
        Total investments                                                   3,921,229        3,949,096
Cash                                                                           87,868           71,358
Deferred policy acquisition costs                                             687,494          655,242
Accrued investment income                                                      65,543           67,000
Other assets                                                                   85,250           86,692
Separate Account assets                                                     9,337,236        8,022,079
                                                                          -----------      -----------
TOTAL ASSETS                                                              $14,184,620      $12,851,467
                                                                          ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                           $ 2,304,126      $ 2,282,191
Future policy benefits and other policyholder liabilities                     580,763          570,729
Cash collateral for loaned securities                                          77,462          143,421
Income taxes payable                                                           87,998           71,703
Deferred income tax liability                                                 137,669          138,483
Payable to affiliate                                                           79,197           70,375
Other liabilities                                                             116,613          120,260
Separate Account liabilities                                                9,267,038        7,948,788
                                                                          -----------      -----------
TOTAL LIABILITIES                                                         $12,650,866      $11,345,950
                                                                          -----------      -----------
CONTINGENCIES (SEE NOTE 4)
STOCKHOLDER'S EQUITY
Common stock, $10 par value;
   1,000,000 shares, authorized;
   250,000 shares, issued and outstanding at
   March 31, 1998 and December 31, 1997                                         2,500            2,500
Paid-in-capital                                                               439,582          439,582
Retained earnings                                                           1,084,011        1,050,871
Net unrealized investment gains                                                12,345           17,129
Foreign currency translation adjustments                                       (4,684)          (4,565)
                                                                          -----------      -----------
TOTAL STOCKHOLDER'S EQUITY                                                  1,533,754        1,505,517
                                                                          -----------      -----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                 $14,184,620      $12,851,467
                                                                          ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1998            1997
                                                     --------        --------
REVENUES

Premiums                                             $ 11,707        $ 12,243
Policy charges and fee income                          81,805          76,333
Net investment income                                  64,115          59,221
Realized investment gains, net                          5,439           4,919
Other income                                           12,123           5,850
                                                     --------        --------
TOTAL REVENUES                                        175,189         158,566
                                                     --------        --------

BENEFITS AND EXPENSES

Policyholders' benefits                                46,711          49,332
Interest credited to policyholders' account
  balances                                             25,359          24,704
General, administrative and other expenses             50,921          52,305
                                                     --------        --------

TOTAL BENEFITS AND EXPENSES                           122,991         126,341
                                                     --------        --------

Income from operations before income taxes             52,198          32,225
                                                     --------        --------

Income taxes
     Current                                           17,010           7,823
     Deferred                                           2,048           4,883
                                                     --------        --------

Total income taxes                                     19,058          12,706
                                                     --------        --------

NET INCOME                                           $ 33,140        $ 19,519
                                                     ========        ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
MARCH 31, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------

                                                                              NET        FOREIGN
                                                                           UNREALIZED    CURRENCY          TOTAL
                                   COMMON       PAID-IN-     RETAINED      INVESTMENT   TRANSLATION     STOCKHOLDER'S
                                    STOCK       CAPITAL      EARNINGS        GAINS      ADJUSTMENTS        EQUITY
                                 ---------     ---------    ----------     ---------    ----------       ----------
BALANCE, DECEMBER 31, 1996       $   2,500     $ 439,582    $  944,497     $  14,104    $   (1,702)      $1,398,981

  Net income                            -             -        106,374            -             -           106,374

  Change in foreign currency
    translation adjustments             -             -             -             -         (2,863)          (2,863)


  Change in net unrealized
    investment gains                    -             -             -          3,025            -             3,025

                                 ---------     ---------    ----------     ---------    ----------       ----------


BALANCE, DECEMBER 31, 1997           2,500       439,582     1,050,871        17,129        (4,565)       1,505,517

  Net income                            -             -         33,140            -             -            33,140

  Change in foreign currency
    translation adjustments             -             -             -             -           (119)            (119)

  Change in net unrealized              -             -             -         (4,784)           -            (4,784)
    investment gains
                                 ---------     ---------    ----------     ---------    ----------       ----------

BALANCE,  MARCH 31, 1998         $   2,500     $ 439,582    $1,084,011     $  12,345     $  (4,684)      $1,533,754
                                 =========     =========    ==========     =========    ===========      ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------

                                                                         1998               1997
                                                                      ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $   33,140         $  19,519
Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
   Policy charges and fee income                                         (13,365)           (6,786)
   Interest credited to policyholders' account balances                   25,312            24,704
   Net increase in Separate Accounts                                       3,093            28,980
   Realized investment gains, net                                         (5,439)           (4,919)
   Amortization and other non-cash items                                  (1,124)           17,756
   Change in:
     Future policy benefits and other policyholder liabilities            10,034             2,755
     Accrued investment income                                             1,457               228
     Payable to affiliate                                                  8,822            14,401
     Policy loans                                                        (17,686)          (15,169)
     Deferred policy acquisition costs                                   (32,252)          (15,009)
     Income taxes payable                                                 16,295             6,652
     Deferred income tax liability                                          (814)              808
     Other, net                                                           (2,205)          113,707
                                                                      ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                      25,268           187,627
                                                                      ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from the sale/maturity of:
   Fixed maturities:
     Available for sale                                                1,398,316           719,943
     Held to maturity                                                     20,878            35,890
   Equity securities                                                          27                -
   Mortgage loans on real estate                                             206             3,957
   Other long-term investments                                                -              3,148
 Payments for the purchase of:
   Fixed maturities:
     Available for sale                                               (1,266,223)         (560,311)
     Held to maturity                                                     (3,855)           (3,150)
   Equity securities                                                        (146)           (4,163)
   Other long-term investments                                              (376)              (37)
 Cash collateral for loaned securities, net                              (65,959)                 -
 Short-term investments, net                                            (101,614)         (245,366)
                                                                      ----------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                                  (18,746)          (50,089)
                                                                      ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Policyholders' account balances:
   Deposits                                                              700,997           330,710
   Withdrawals                                                          (691,009)         (355,864)
                                                                      ----------         ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                             9,988           (25,154)
                                                                      ----------         ---------
   Net increase in Cash                                                   16,510           112,384
   Cash, beginning of year                                                71,358            73,766
                                                                      ----------         ---------
CASH, END OF PERIOD                                                   $   87,868         $ 186,150
                                                                      ==========         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BUSINESS

Pruco Life Insurance Company (the Company),a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company markets individual life insurance, variable life insurance, variable annuities, and deferred annuities (the Contracts) in all states except New York, the District of Columbia and Guam. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two subsidiaries, Pruco Life Insurance Company of New Jersey (PLNJ) and The Prudential Life Insurance Company of Arizona (PLICA). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance and deferred annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1988 under the laws of the state of Arizona. PLICA had no new business sales in 1997 or for the three months ended March 31, 1998 and at this time will not be issuing new business.

The only reportable industry segment of the Company is "Life Insurance."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for that year.

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals and eliminations of intercompany balances and transactions, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

RECLASSIFICATIONS

Certain amounts in the prior years have been reclassified to conform to current year presentation.

3. INVESTMENTS

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

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3. INVESTMENTS (CONTINUED)

EQUITY SECURITIES, available for sale, comprised of common and non-redeemable preferred stock, are carried at estimated fair value. The associated unrealized gains and losses, net of income tax, the effect on deferred policy acquisition costs and participating annuity contracts that would result from the realization of unrealized gains and losses, are included in a separate component of equity, "Net unrealized investment gains."

The following reconciles the Net unrealized investment gains recorded in Stockholder's equity at March 31, 1998 and December 31, 1997.

                                                     MARCH 31,    DECEMBER 31,
                                                       1998           1997
                                                    ----------     ----------
                                                            (000's)

Fixed maturities Available for sale:
  Fair Value                                        $2,431,061    $2,563,852
  Amortized cost                                     2,398,893     2,526,554
                                                    ----------    ----------
         Unrealized investment gains                    32,168        37,298

Equity securities:
  Fair value                                             4,411         1,982
  Cost                                                   1,440         1,289
                                                    ----------    ----------
         Unrealized investment gains                     2,971           693

Related adjustments:
  Deferred policy acquisition costs                    (19,729)      (16,305)
  Policyholders' account balances                        3,002         2,529
  Deferred federal income tax liability                 (6,067)       (7,086)
                                                    ----------    ----------

                                                       (22,794)      (20,862)
                                                    ----------    ----------
         Net unrealized investment gains            $   12,345    $   17,129
                                                    ==========    ==========

4. CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.
--------------------------------------------------------------------------------

The Company markets individual life insurance, variable life insurance, variable annuities, and deferred annuities primarily through Prudential's sales force in the United States and in Taiwan.

The Company markets its products in the life insurance and annuity sectors of the insurance industry. These markets are faced with an increased tightening of the regulatory environment with particular emphasis placed on company solvency and sales practices. The legal barriers which have historically segregated the markets of the financial services industry are being challenged through both legislative and judicial processes. Regulatory changes which opened the insurance industry to other financial institutions, particularly banks and mutual funds, heightened competition in investment type products since those institutions were positioned to deliver the same products through large, stable distribution channels.

The Company held $14.2 billion in assets at March 31, 1998 compared to $12.9 billion at December 31, 1997, of which $9.3 billion and $8.0 billion were held in Separate Accounts as of March 31, 1998 and December 31, 1997, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and policy loans.

1. RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1998 amounted to $33.1 million, an increase of $13.6 million or 69.7% compared to the $19.5 million earned in the three months ended March 31, 1997.

1998 versus 1997

Separate Account activity was a major contributor to the increase in operating income during the first quarter of 1998. Separate Account assets increased 16.4% as of March 31, 1998, from $8,022 million as of December 31, 1997 to $9,337 million. Approximately 57% ($750 million) of the increase is due to sales of the Company's variable products and the remaining 43% ($565 million) is a result of portfolio appreciation due to the strong market conditions during the first quarter of 1998. Premiums from sales of variable products primarily relate to the Discovery Select product which was added to the Company's portfolio as of October 1996 and to PLNJ's portfolio as of January 1997. Separate Account asset based charges, such as mortality and expense charges, administration fees and Separate Account gains, are the elements primarily attributable to these variances.

Policy charges and fee income increased $5.5 million from $76.3 million for the three months ended March 31, 1997 to $81.8 million for the three months ended March 31, 1998. This is primarily attributed to mortality and expense charges on increased balances, which are deductions made from the assets of each of the variable investment options.

Net investment income increased $4.9 million from $59.2 million for the three months ended March 31, 1997 to $64.1 million for the three months ended March 31, 1998. This increase is primarily driven by Separate Account gains which are gains from market appreciation on the Company's investment in the Separate Accounts.

Other income increased $6.2 million from $5.9 million for the three months ended March 31, 1997 to $12.1 million for the three months ended March 31, 1998. This is primarily attributable to the increase in investment management fees which are received by the Company for services Prudential provides to The Prudential Series Funds, an underlying investment option of the Separate Accounts.

2.  LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of March 31, 1998, the Company's assets included $2.4 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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

3. INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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

                                     PART II

ITEM 1 LEGAL PROCEEDINGS
------------------------

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

Not Applicable


ITEM 5 OTHER INFORMATION
------------------------

Not Applicable


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------

       (a) (1) and (2) financial Statements of registrant and subsidiaries are listed on pages 3-6 hereof and are filed as part of this Report. There have been no 8-K's filed during the first quarter of 1998.

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


                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)


SIGNATURE                              TITLE                            DATE
---------                              -----                            ----


/s/ ESTHER H. MILNES
----------------------        President and Director               May 15, 1998
    Esther H. Milnes



/s/ JAMES M. SCHLOMANN
----------------------        Vice President and Comptroller       May 15, 1998
    James M. Schlomann        and Chief Accounting Officer