Form 10-Q
period 1998-06-30
PRUCO LIFE INSURANCE CO
filed 1998-08-14
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the period ended June 30, 1998


                                       OR


   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 333-37587


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 1998. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

                   PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE NO.
                                                                        --------
          COVER PAGE                                                        1

          INDEX                                                             2

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1. (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

          STATEMENTS OF FINANCIAL POSITION -- JUNE 30, 1998
            AND DECEMBER 31, 1997                                           3

          STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
            THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997               4

          STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY --
            SIX MONTHS ENDED JUNE 30, 1998 AND THE YEAR
            ENDED DECEMBER 31, 1997                                         5

          STATEMENTS OF CASH FLOWS -- SIX MONTHS ENDED
            JUNE 30, 1998 AND 1997                                          6

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                    7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           9


PART II -- OTHER INFORMATION
----------------------------

        ITEM 1.  LEGAL PROCEEDINGS                                         12

        ITEM 2.  CHANGES IN SECURITIES                                     12

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           12

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       12

        ITEM 5.  OTHER INFORMATION                                         12

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          13

        SIGNATURE PAGE                                                     14





                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
               JUNE 30, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------


                                                                                JUNE 30,        DECEMBER 31,
                                                                                  1998             1997
                                                                               -----------      -----------
ASSETS
Fixed maturities
  Available for sale, at fair value (amortized cost, 1998: $2,619,520;
     1997: $2,526,554)                                                         $ 2,649,812      $ 2,563,852
  Held to maturity, at amortized cost (fair value, 1998: $338,924; 1997:
    $350,056)                                                                      326,973          338,848
Equity securities - available for sale, at fair value (cost, 1998: $3,608;
   1997: $1,289)                                                                     4,691            1,982
Mortgage loans on real estate                                                       22,356           22,787
Policy loans                                                                       738,014          703,955
Short-term investments                                                             479,969          316,355
Other long-term investments                                                          1,816            1,317
                                                                               -----------      -----------
       Total investments                                                         4,223,631        3,949,096
Cash                                                                                93,879           71,358
Deferred policy acquisition costs                                                  712,289          655,242
Accrued investment income                                                           64,797           67,000
Other assets                                                                        83,154           86,692
Separate Account assets                                                         10,337,349        8,022,079
                                                                               -----------      -----------
TOTAL ASSETS                                                                   $15,515,099      $12,851,467
                                                                               ===========      ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                                $ 2,321,063      $ 2,282,191
Future policy benefits and other policyholder liabilities                          624,855          570,729
Cash collateral for loaned securities                                              196,695          143,421
Income taxes payable                                                                24,707           71,703
Deferred income tax liability                                                      138,324          138,483
Payable to affiliate                                                               229,488           70,375
Other liabilities                                                                  149,596          120,260
Separate Account liabilities                                                    10,281,306        7,948,788
                                                                               -----------      -----------
TOTAL LIABILITIES                                                               13,966,034       11,345,950
                                                                               -----------      -----------
CONTINGENCIES (SEE NOTE 4)
STOCKHOLDER'S EQUITY
Common stock, $10 par value;
  1,000,000 shares, authorized;
  250,000 shares, issued and outstanding at
  June 30, 1998 and December 31, 1997                                                2,500            2,500
Paid-in-capital                                                                    439,582          439,582
Retained earnings                                                                1,101,305        1,050,871

Net unrealized investment gains                                                     11,522           17,129
Foreign currency translation adjustments                                            (5,844)          (4,565)
                                                                               -----------      -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME                                               5,678           12,564
                                                                               -----------      -----------
TOTAL STOCKHOLDER'S EQUITY                                                       1,549,065        1,505,517
                                                                               -----------      -----------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                                         $15,515,099      $12,851,467
                                                                               ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
        THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------

                                                        SIX MONTHS ENDED                THREE MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                     ------------------------        ------------------------
                                                       1998            1997            1998            1997
                                                     --------        --------        --------        --------
REVENUES

Premiums                                             $ 25,684        $ 26,347        $ 13,977        $ 14,104
Policy charges and fee income                         167,328         156,641          85,523          80,308
Net investment income                                 129,967         124,032          65,852          64,811
Realized investment gains, net                         12,985           6,973           7,546           2,054
Other income                                           18,857          12,832           6,734           6,982
                                                     --------        --------        --------        --------
TOTAL REVENUES                                        354,821         326,825         179,632         168,259
                                                     --------        --------        --------        --------
BENEFITS AND EXPENSES

Policyholders' benefits                                76,301          98,545          29,590          49,213
Interest credited to policyholders' account
  balances                                             56,884          53,042          31,525          28,338
General, administrative and other expenses            144,095          99,195          93,174          46,890
                                                     --------        --------        --------        --------
TOTAL BENEFITS AND EXPENSES                           277,280         250,782         154,289         124,441
                                                     --------        --------        --------        --------
Income from operations before income taxes             77,541          76,043          25,343          43,818
                                                     --------        --------        --------        --------
Income taxes
     Current                                           22,647          20,179           5,637          12,356
     Deferred                                           4,460           6,747           2,412           1,864
                                                     --------        --------        --------        --------
Total income taxes                                     27,107          26,926           8,049          14,220
                                                     --------        --------        --------        --------
NET INCOME                                             50,434          49,117          17,294          29,598
                                                     --------        --------        --------        --------
Other comprehensive income, net of tax:
      Unrealized gains on securities, net of
         reclassification adjustment                   (5,607)        (13,227)           (823)            696

      Foreign currency translation adjustments         (1,279)           (809)         (1,160)         (1,132)
                                                     --------        --------        --------        --------
Other comprehensive income                             (6,886)        (14,036)         (1,983)           (436)
                                                     --------        --------        --------        --------
COMPREHENSIVE INCOME                                 $ 43,548        $ 35,081        $ 15,311        $ 29,162
                                                     ========        ========        ========        ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
               JUNE 30, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------


                                                                                ACCUMULATED
                                                                                  OTHER                TOTAL
                                  COMMON      PAID-IN-        RETAINED         COMPREHENSIVE        STOCKHOLDER'S
                                   STOCK      CAPITAL         EARNINGS            INCOME              EQUITY
                                  -------    ---------       ----------          --------           ----------
BALANCE,  DECEMBER 31, 1996       $ 2,500    $ 439,582       $  944,497         $ 12,402            $1,398,981

  Net income                            -            -          106,374                -               106,374

  Change in foreign
    currency translation
    adjustments                         -            -                -           (2,863)               (2,863)

  Change in net unrealized
    investment gains                    -            -                -             3,025                3,025
                                  -------    ---------       ----------          --------           ----------
BALANCE, DECEMBER 31, 1997          2,500      439,582        1,050,871            12,564            1,505,517


  Net income                            -            -           50,434                 -               50,434

  Change in foreign currency
    translation adjustments             -            -                -            (1,279)              (1,279)

  Change in net unrealized
    investment gains                    -            -                -            (5,607)              (5,607)
                                  -------    ---------       ----------          --------           ----------

BALANCE,  JUNE 30, 1998           $ 2,500    $ 439,582       $1,101,305          $  5,678           $1,549,065
                                  =======    =========       ==========          ========           ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------


                                                                               1998                1997
                                                                            ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $    50,434        $    49,117
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Policy charges and fee income                                              (21,513)           (17,424)
     Interest credited to policyholders' account balances                        56,884             53,042
     Net decrease in Separate Accounts                                           17,248             24,131
     Realized investment gains, net                                             (12,985)            (6,973)
     Amortization and other non-cash items                                        3,227             (3,849)
     Change in:
         Future policy benefits and other policyholders' liabilities             54,126             25,725
         Accrued investment income                                                2,203             (2,459)
         Payable to affiliate                                                   159,113              8,367
         Policy loans                                                           (34,059)           (28,050)
         Deferred policy acquisition costs                                      (57,047)           (13,759)
         Income taxes payable                                                   (46,996)            18,735
         Deferred income tax liability                                             (159)            10,192
         Other, net                                                              32,874             19,812
                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                            203,350            136,607
                                                                            -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                             2,285,192          1,614,135
               Held to maturity                                                  45,826             66,858
         Equity securities                                                        2,747              3,773
         Mortgage loans on real estate                                              431              4,080
         Other long-term investments                                               --                2,501
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                            (2,371,163)        (1,705,135)
               Held to maturity                                                 (33,771)            (3,150)
         Equity securities                                                       (2,703)            (3,884)
         Other long-term investments                                               (499)               (69)
     Cash collateral for loaned securities, net                                  53,274               --
     Short-term investments, net                                               (163,664)           (74,810)
                                                                            -----------        -----------
CASH FLOWS USED IN INVESTING ACTIVITIES                                        (184,330)           (95,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                            1,578,895            712,561
          Withdrawals                                                        (1,575,394)          (764,214)
                                                                            -----------        -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                    3,501            (51,653)
                                                                            -----------        -----------
     Net increase (decrease) in Cash                                             22,521            (10,747)
     Cash, beginning of year                                                     71,358             73,766
                                                                            -----------        -----------
CASH, END OF PERIOD                                                         $    93,879        $    63,019
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

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------
1.  BUSINESS

Pruco Life Insurance Company (the Company), a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company markets individual life insurance, variable life insurance, variable annuities, and deferred annuities (the Contracts) in all states and territories except New York, the District of Columbia and Guam. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two subsidiaries, Pruco Life Insurance Company of New Jersey (PLNJ) and The Prudential Life Insurance Company of Arizona (PLICA). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance and deferred annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1988 under the laws of the state of Arizona. PLICA had no new business sales in 1997 or for the six months ended June 30 1998 and at this time will not be issuing new business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles (GAAP) for interim financial information. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for that year.

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals and elimination of intercompany balances and transactions, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

NEW PRONOUNCEMENTS
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under Statement No. 130 as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 130 stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted Statement No. 130, resulting primarily in reporting unrealized gains and losses on investments in debt and equity securities; and foreign currency translation adjustments in comprehensive income.

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133). Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of Statement No. 133 will not have a significant effect on the Company's results of operations or its financial position.

RECLASSIFICATIONS
Certain amounts in the prior years have been reclassified to conform to current year presentation.

                PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

3. INVESTMENTS

FIXED MATURITIES classified as "available for sale" are carried at estimated fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are stated at amortized cost and are classified as "held to maturity". The amortized cost of fixed maturities is written down to estimated fair value when considered impaired and the decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", net of income tax, the effect on deferred policy acquisition costs and participating annuity contracts, that would result from the realization of unrealized gains and losses are included in a separate component of equity, "Accumulated other comprehensive income."

EQUITY SECURITIES, available for sale, comprised of common and non-redeemable preferred stock, are carried at estimated fair value. The associated unrealized gains and losses, net of income tax, the effect on deferred policy acquisition costs and participating annuity contracts, that would result from the realization of unrealized gains and losses, are included in a separate component of equity, "Accumulated other comprehensive income."

The following reconciles the Net unrealized investment gains recorded in Stockholder's equity at June 30, 1998 and December 31, 1997.

                                                  JUNE 30,         DECEMBER 31,
                                                    1998              1997
                                                -----------        -----------
                                                           (000's)
Fixed maturities - Available for sale:
    Fair Value                                  $ 2,649,812        $ 2,563,852
    Amortized cost                                2,619,520          2,526,554
                                                -----------        -----------
      Unrealized investment gains                    30,292             37,298

Equity securities:
    Fair value                                        4,691              1,982
    Cost                                              3,608              1,289
                                                -----------        -----------
      Unrealized investment gains                     1,083                693

Related adjustments:
    Deferred policy acquisition costs               (17,789)           (16,305)
    Policyholders' account balances                   2,642              2,529
    Deferred federal income tax liability            (4,706)            (7,086)
                                                -----------        -----------
                                                    (19,853)           (20,862)
                                                -----------        -----------
     Net unrealized investment gains            $    11,522        $    17,129
                                                ===========        ===========

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

The Company held $15.5 billion in assets at June 30, 1998 compared to $12.9 billion at December 31, 1997, of which $10.3 billion and $8.0 billion were held in Separate Accounts as of June 30, 1998 and December 31, 1997, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, short-term investments and policy loans.

1. RESULTS OF OPERATIONS

For the six months ended June 30, 1998 versus 1997

Net income for the six months ended June 30, 1998 amounted to $50.4 million, an increase of $1.3 million or 2.6% compared to the $49.1 million earned in the six months ended June 30, 1997.

Separate Account activity was a factor in operating results during the first six months of 1998. Separate Account assets increased 29% as of June 30, 1998, from $8.0 billion as of December 31, 1997 to $10.3 billion. Approximately 70.9% ($1,641 million) of the increase is due to sales of the Company's variable products and the remaining 29.1% ($674 million) is a result of portfolio appreciation. Sales of variable products primarily relate to the Discovery Select product which was added to the Company's portfolio as of October 1996 and to PLNJ's portfolio as of January 1997. Separate Account asset based charges, such as mortality and expense charges, administration fees and Separate Account gains are the operating results elements effected by this growth.

Policy charges and fee income increased $10.7 million from $156.6 million for the six months ended June 30, 1997 to $167.3 million for the six months ended June 30, 1998. This variance is driven by an increase in charges for assuming mortality and expense risks due to the growth in separate accounts assets. In addition, fee income increased due to a large Prudential Corporate Owned Life Insurance (COLI) transaction and is partially offset by a reduced fee structure.

The Company's net investment income increased $6.0 million for the period ended June 30, 1998 to $130.0 million from $124.0 million for the period ended June 30, 1997. The increase in net investment income is a result of higher beginning of year portfolio assets partially offset by declining interest rates and lower net cash flows from insurance operations.

The Company's net realized investment gains increased $6.0 million for the period ended June 30, 1998 to $13.0 million from $7.0 million for the period ended June 30, 1997. The increase in net realized investment gains is a result of sales activity during a declining interest rate environment.

Other income increased $6.1 million from $12.8 million for the six months ended June 30, 1997 to $18.9 million for the six months ended June 30, 1998. This is primarily attributable to the increase in investment management fees which are received by the Company for services Prudential provides to The Prudential Series Funds, an underlying investment option of the Separate Accounts.

Policyholder's benefits decreased $22.2 million from $98.5 million for the six months ended June 30, 1997 to $76.3 million for the six months ended June 30, 1998. The decrease is attributable to two factors. 1998 death benefits have declined slightly from 1997 levels and policyholders' benefits in 1997 include the effect of a valuation modeling change.

General, administrative and other expenses increased $44.9 million from $99.2 million for the six months ended June 30, 1997 to $144.1 million for the six months ended June 30, 1998. An exchange program, which allows investors to exchange their current contract for a new Discovery Select policy, has led to an increase in the sales activity of Discovery Select. This increased sales volume resulted in a corresponding increase in expenses. In addition, the COLI transaction has also had a significant impact on the increased revenue resulting in an acceleration of Deferred policy acquisition cost (DAC) amortization.

For the three months ended June 30, 1998 versus 1997

Net income for the three months ended June 30, 1998 amounted to $17.3 million, a decrease of $12.3 million or 41.6% compared to the $29.6 million earned in the three months ended June 30, 1997.

Policy charges and fee income increased $5.2 million from $80.3 million for the three months ended June 30, 1997 to $85.5 million for the three months ended June 30, 1998. This variance is driven by an increase in charges for assuming mortality and expense risks due to the growth in separate accounts assets. In addition, fee income increased due to a large Prudential Corporate Owned Life Insurance (COLI) transaction and is partially offset by a reduced fee structure.

The Company's net realized investment gains increased $5.4 million for the period ended June 30, 1998 to $7.5 million from $2.1 million for the period ended June 30, 1997. The increase in net realized investment gains is a result of sales activity during a declining interest rate environment.

Policyholder's benefits decreased $19.6 million from $49.2 million for the three months ended June 30, 1997 to $29.6 million for the three months ended June 30, 1998. The decrease is attributable to two factors. 1998 death benefits have declined slightly from 1997 levels and policyholders' benefits in 1997 include the effect of a valuation modeling change.

General, administrative and other expenses increased $46.3 million from $46.9 million for the three months ended June 30, 1997 to $93.2 million for the three months ended June 30, 1998. An exchange program, which allows investors to exchange their current contract for a new Discovery Select policy, has led to an increase in the sales activity of Discovery Select. This increased sales volume resulted in a corresponding increase in expenses. In addition, the COLI transaction has also had a significant impact on the increased revenue resulting in an acceleration of Deferred policy acquisition cost (DAC) amortization.

2.  LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of June 30, 1998, the Company's assets included $2.5 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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

4.  INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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

ITEM 2 CHANGES IN SECURITIES

The following table presents sales and related expenses of the Flexible
Premium Variable Annuity Account since July 19, 1995, the effective date of the registration (SEC file number 3331-61143).

                                                                                FOR THE ACCOUNT(S) OF THE
                                              FOR THE ACCOUNT OF THE COMPANY        CONTRACTHOLDER(S)
                                              ------------------------------  ------------------------------
                                                AGGREGATE
                                              OFFERING PRICE
                                                OF AMOUNT
                                                REGISTERED       AMOUNT SOLD              AMOUNT SOLD
                                              --------------  --------------            ---------------
                                                                 (000's)

Flexible Premium Variable Annuity Account*       $500,000         $172,798                   $7,669

Underwriter discounts and commissions**                             (6,048)
Other expenses***                                                   (5,729)
                                                                  --------
    Total                                                          (11,777)
                                                                  --------

Net offering proceeds                                             $161,021
                                                                  ========

*    Securities are not issued or sold in predetermined units.

**   Amount represents estimated general commissions paid to affiliated parties.

*** Amount represents estimated general administrative expenses paid to the parent under service and lease agreement.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the stockholders held on June 9, 1998, the sole stockholder of the Company elected the Board of Directors of the Company. The following are the elected Board of Directors: James J. Avery, Jr. (Chairman of the Board); I. Edward Price (Vice Chairman of the Board); William Bethke; Ira J. Kleinman; Esther H. Milnes; Mendel Melzer; and Kiyo Sakaguchi.

ITEM 5 OTHER INFORMATION

Not Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

        (a) (1) and (2) financial Statements of registrant and subsidiaries are listed on pages 3-6 hereof and are filed as part of this Report. There have been no 8-K's filed during the first or second quarter of 1998.

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


                          PRUCO LIFE INSURANCE COMPANY

                                  (Registrant)


SIGNATURE                            TITLE                        DATE
---------                            -----                        ----
/s/ ESTHER H. MILNES        President and Director            August 14, 199
-------------------------
   Esther H. Milnes


/s/ JAMES M. SCHLOMANN      Vice President and Comptroller    August 14, 1998
-------------------------   and Chief Accounting Officer
   James M. Schlomann