Form 10-Q
period 1998-09-30
PRUCO LIFE INSURANCE CO
filed 1998-11-16
CIK 777917

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

               For the quarterly period ended September 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                        Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Arizona                                            22-1944557
-------------------------------                ---------------------------------
(State or other jurisdiction,                  (IRS Employer Identification No.)
  incorporation or organization)


              213 Washington Street, Newark, New Jersey    07102
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (973) 802-2859
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO
                                       ----   ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 16, 1998. Common stock, par value of $10 per share:
250,000 shares outstanding.

                          PRUCO LIFE INSURANCE COMPANY
                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE NO.
                                                                        --------

     COVER PAGE                                                                1

     INDEX                                                                     2

PART I -- FINANCIAL INFORMATION

     ITEM 1.  (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
                STATEMENTS OF FINANCIAL POSITION--
                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                     3

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME--
                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                  AND 1997                                                     4

                STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY--
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND THE
                  YEAR ENDED DECEMBER 31, 1997                                 5

                STATEMENTS OF CASH FLOWS--
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                6

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                 7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                           10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                               14

     ITEM 2.  CHANGES IN SECURITIES                                           14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

     ITEM 5.  OTHER INFORMATION                                               14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                15

     SIGNATURE PAGE                                                           16

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)
-------------------------------------------------------------------------------------------
                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                     1998          1997
                                                                -------------  ------------
ASSETS
Fixed maturities
  Available for sale, at fair value
    (amortized cost, 1998: $2,692,270; 1997: $2,526,554)        $ 2,741,656    $ 2,563,852
  Held to maturity, at amortized cost
    (fair value, 1998: $378,061; 1997: $350,056)                    358,741        338,848
Equity securities
  available for sale, at fair value
    (cost, 1998: $2,796; 1997: $1,289)                                3,076          1,982
Mortgage loans on real estate                                        22,126         22,787
Policy loans                                                        753,342        703,955
Short-term investments                                              341,945        316,355
Other long-term investments                                           1,306          1,317
                                                                -----------    -----------
       Total investments                                          4,222,192      3,949,096
Cash                                                                152,392         71,358
Deferred policy acquisition costs                                   785,725        655,242
Accrued investment income                                            66,672         67,000
Other assets                                                        146,824         86,692
Separate Account assets                                           9,920,797      8,022,079
                                                                -----------    -----------
       TOTAL ASSETS                                             $15,294,602    $12,851,467
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                 $ 2,641,785    $ 2,380,460
Future policy benefits and other policyholder liabilities           501,340        472,460
Cash collateral for loaned securities                               260,312        143,421
Income taxes payable                                                 58,220        101,837
Deferred income tax liability                                       169,271        138,483
Affiliated notes payable                                            164,000           --
Payable to affiliate                                                 23,193         70,375
Other liabilities                                                    29,318         90,126
Separate Account liabilities                                      9,839,535      7,948,788
                                                                -----------    -----------
       TOTAL LIABILITIES                                         13,686,974     11,345,950
                                                                -----------    -----------
CONTINGENCIES (SEE NOTE 5)
STOCKHOLDER'S EQUITY
Common stock, $10 par value;
  1,000,000 shares, authorized;
  250,000 shares, issued and outstanding at
  September 30, 1998 and December 31, 1997                            2,500          2,500
Paid-in-capital                                                     439,582        439,582
Retained earnings                                                 1,146,327      1,050,871

Net unrealized investment gains                                      25,089         17,129
Foreign currency translation adjustments                             (5,870)        (4,565)
                                                                -----------    -----------
ACCUMULATED OTHER COMPREHENSIVE INCOME                               19,219         12,564
                                                                -----------    -----------
TOTAL STOCKHOLDER'S EQUITY                                        1,607,628      1,505,517
                                                                -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $15,294,602    $12,851,467
                                                                ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                                                          NINE MONTHS ENDED            THEE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                           1998          1997          1998          1997
                                                      ------------  ------------     ------------  ----------
REVENUES
  Premiums                                              $  39,522     $  38,920     $  13,838     $  12,573
  Policy charges and fee income                           262,686       231,834        95,358        75,193
  Net investment income                                   199,079       193,142        69,112        69,110
  Realized investment gains, net                           37,645        13,415        24,660         6,442
  Other income                                             30,609        21,648        11,752         8,816
                                                        ---------     ---------     ---------     ---------
    TOTAL REVENUES                                        569,541       498,959       214,720       172,134
                                                        ---------     ---------     ---------     ---------
BENEFITS AND EXPENSES

  Policyholders' benefits                                 124,401       132,502        48,100        33,957
  Interest credited to policyholders' account
    balances                                               86,451        81,104        29,567        28,062
  General, administrative and other expenses              211,917       211,348        67,822       112,153
                                                        ---------     ---------     ---------     ---------
    TOTAL BENEFITS AND EXPENSES                           422,769       424,954       145,489       174,172
                                                        ---------     ---------     ---------     ---------
Income from operations before income taxes                146,772        74,005        69,231        (2,038)
                                                        ---------     ---------     ---------     ---------
Income taxes
  Current                                                  24,417        38,114         1,770        17,936
  Deferred                                                 26,899       (10,554)       22,439       (17,302)
                                                        ---------     ---------     ---------     ---------
Total income taxes                                         51,316        27,560        24,209           634
                                                        ---------     ---------     ---------     ---------
    NET INCOME                                             95,456        46,445        45,022        (2,672)
                                                        ---------     ---------     ---------     ---------
Other comprehensive income, net of tax:

  Unrealized gains on securities, net of
    reclassification adjustment                             7,960           768        13,566        13,996
  Foreign currency translation adjustments                 (1,305)         (638)          (27)          171
                                                        ---------     ---------     ---------     ---------
Other comprehensive income                                  6,655           130        13,539        14,167
                                                        ---------     ---------     ---------     ---------
    COMPREHENSIVE INCOME                                $ 102,111     $  46,575     $  58,561     $  11,495
                                                        =========     =========     =========     =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                                       ACCUMULATED
                                                                                         OTHER           TOTAL
                                                 COMMON     PAID-IN-      RETAINED    COMPREHENSIVE   STOCKHOLDER'S
                                                 STOCK      CAPITAL       EARNINGS       INCOME          EQUITY
                                                 ------     --------     ----------   -------------   -------------
BALANCE, DECEMBER 31, 1996                        $2,500    $439,582     $  944,497      $12,402       $1,398,981

  Net income                                        --          --          106,374         --            106,374

  Change in foreign currency
    translation adjustments                         --          --             --         (2,863)          (2,863)

  Change in net unrealized
    investment gains, net of
      reclassification adjustment                   --          --             --          3,025            3,025
                                                  ------    --------     ----------      -------       ----------
BALANCE,  DECEMBER 31, 1997                        2,500     439,582      1,050,871       12,564        1,505,517

  Net income                                        --          --           95,456         --             95,456

  Change in foreign currency
    translation adjustments                         --          --             --         (1,305)          (1,305)

  Change in net unrealized
    investment gains, net of
      reclassification adjustment                   --          --             --          7,960            7,960
                                                  ------    --------     ----------      -------       ----------
BALANCE,  SEPTEMBER 30, 1998                      $2,500    $439,582     $1,146,327      $19,219       $1,607,628
                                                  ======    ========     ==========      =======       ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------
                                                                           1998            1997
                                                                      -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    95,456    $    46,445
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Policy charges and fee income                                          (31,102)       (32,488)
    Interest credited to policyholders' account balances                    86,451         81,104
    Net (increse) decrease in Separate Accounts                             (7,971)        27,085
    Realized investment gains, net                                         (37,645)       (13,415)
    Amortization and other non-cash items                                    7,309        (19,183)
    Change in:
      Future policy benefits and other policyholders' liabilities           28,879         50,674
      Accrued investment income                                                328         (5,890)
      Payable to affiliate                                                 (47,182)        42,731
      Policy loans                                                         (49,387)       (47,845)
      Deferred policy acquisition costs                                   (130,483)        33,282
      Income taxes payable                                                 (43,617)        37,688
      Deferred income tax liability                                         30,788        (10,484)
      Other, net                                                          (120,941)         4,434
                                                                       -----------    -----------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES                            (219,117)       194,138
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale/maturity of:
    Fixed maturities:
      Available for sale                                                 3,881,574      2,370,205
      Held to maturity                                                      58,412        110,865
    Equity securities                                                        2,830          8,348
    Mortgage loans on real estate                                              661         21,932
    Other long-term investments                                                510          2,285
  Payments for the purchase of:
    Fixed maturities:
      Available for sale                                                (4,029,692)    (2,425,849)
      Held to maturity                                                     (77,914)       (21,610)
    Equity securities                                                       (2,097)        (8,158)
    Other long-term investments                                               (499)           (51)
    Cash collateral for loaned securities, net                             116,891         81,479
    Short-term investments, net                                            (25,856)      (332,118)
                                                                       -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES                                    (75,180)      (192,672)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Policyholders' account balances:
    Deposits                                                             2,482,453      1,199,372
    Withdrawals                                                         (2,271,122)    (1,190,212)
  Proceeds from issuance of affiliated notes payable                       164,000           --
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                       375,331          9,160
                                                                       -----------    -----------
  Net increase in Cash                                                      81,034         10,626
  Cash, beginning of year                                                   71,358         73,766
                                                                       -----------    -----------
CASH, END OF PERIOD                                                    $   152,392    $    84,392
                                                                       ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BUSINESS

Pruco Life Insurance Company (the Company), a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company markets individual life insurance, variable life insurance, variable annuities, and deferred annuities (the Contracts) in all states and territories except the District of Columbia and Guam. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two subsidiaries, Pruco Life Insurance Company of New Jersey (PLNJ) and The Prudential Life Insurance Company of Arizona (PLICA). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, deferred annuities, and variable annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1988 under the laws of the state of Arizona. PLICA had no new business sales in 1997 or for the nine months ended September 30, 1998 and at this time will not be issuing new business.

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

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals and elimination of intercompany balances and transactions, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

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

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133). Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company is currently evaluating the impact of the adoption of Statement No. 133 on the Company's results of operations and its financial position.

RECLASSIFICATIONS

Certain amounts in the prior years have been reclassified to conform to current year presentation.

RUCO LIFE INSURANCE COMPANY AND SUBSIDIARIE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.  INVESTMENTS

FIXED MATURITIES classified as "available for sale" are carried at estimated fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are stated at amortized cost and are classified as "held to maturity". The amortized cost of fixed maturities is written down to estimated fair value when the asset is considered impaired and the decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", net of income tax, the effect on deferred policy acquisition costs and participating annuity contracts that would result from the realization of unrealized gains and losses, are included in a separate component of equity, "Accumulated other comprehensive income."

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

The following reconciles the Net unrealized investment gains recorded in Stockholder's equity at September 30, 1998 and December 31, 1997.


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1998            1997
                                                  --------------  --------------
                                                               (000's)
Fixed maturities - Available for sale:
  Fair Value                                       $2,741,656      $2,563,852
  Amortized cost                                    2,692,270       2,526,554
                                                   ----------      ----------
    Unrealized investment gains                        49,386          37,298

Equity securities:
  Fair value                                            3,076           1,982
  Cost                                                  2,796           1,289
                                                   ----------      ----------
    Unrealized investment gains                           280             693

Related adjustments:
  Deferred policy acquisition costs                   (15,282)        (16,305)
  Policyholders' account balances                       1,846           2,529
  Deferred federal income tax liability               (11,141)         (7,086)
                                                   ----------      ----------
                                                      (24,577)        (20,862)
                                                   ----------      ----------
    Net unrealized investment gains                $   25,089      $   17,129
                                                   ==========      ==========

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4.  RELATED PARTY TRANSACTIONS

In July 1998, the Company established a revolving line of credit facility of up to $300 million with Prudential Funding Corporation, a wholly owned subsidiary of Prudential. Notes payable to affiliates includes amounts which mature at various dates throughout 1998 with interest rates ranging from 5.2% to 6.0%.

Prudential and Pruco Life have an agreement with respect to administrative services for the Prudential Series Fund. The Company invests in the various portfolios of the Series Fund through the Separate Accounts. Under this agreement, Prudential pays compensation to Pruco Life in the amount equal to a portion of the gross investment advisory fees paid by the Prudential Series Fund. The Company received from Prudential its allocable share of such compensation in the amount of $29 million and $20 million during 1998 and 1997, respectively, recorded in other income.

5.  CONTINGENCIES

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

The Company held $15.3 billion in assets at September 30, 1998 compared to $12.9 billion at December 31, 1997, of which $9.9 billion and $8.0 billion were held in Separate Accounts as of September 30, 1998 and December 31, 1997, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets were held in the general account for investment primarily in bonds, policy loans and short-term investments.


1.   RESULTS OF OPERATIONS

For the nine months ended September 30, 1998 versus 1997

Net income for the nine months ended September 30, 1998 amounted to $95.5 million, an increase of $49.0 million compared to the $46.5 million earned in the nine months ended September 30, 1997.

Separate Account activity was a factor in operating results during the first nine months of 1998. Separate Account assets increased 23% as of September 30, 1998, from $8.0 billion as of December 31, 1997 to $9.9 billion. An increase of approximately $2.0 billion is due to sales of the Company's variable products and is offset by a $99 million reduction as a result of portfolio depreciation. Increased sales primarily relate to the Discovery Select product which was added to the Company's portfolio as of October 1996 and to PLNJ's portfolio as of January 1997. Separate Account asset based charges, such as mortality and expense charges, administration fees and Separate Account gains are the operating results elements affected by this growth.

Policy charges and fee income increased $30.9 million from $231.8 million for the nine months ended September 30, 1997 to $262.7 million for the nine months ended September 30, 1998. This variance is driven by an increase in charges for assuming mortality and expense risks due to the growth in separate accounts assets.

The Company's consolidated net investment income increased $6.0 million for the period ended September 30, 1998 to $199.1 million from $193.1 million for the period ended September 30, 1997. The increase in net investment income is primarily the result of a larger portfolio of assets offset by declining interest rates and new business strain.

The Company's consolidated net realized investment gains for the period ended September 30, 1998 was $37.6 million an increase of $24.2 million compared to the same period ended September 30, 1997. This increase was primarily due to net sales of fixed maturities during a period of declining interest rates. Also contributing to this increase were gains recognized on futures contracts used to hedge the insurance and annuity liabilities.

Other income increased $9.0 million from $21.6 million for the nine months ended September 30, 1997 to $30.6 million for the nine months ended September 30, 1998. This is primarily attributable to the increase in investment management fees which are received by the Company for services Prudential provides to The Prudential Series Funds, an underlying investment option of the Separate Accounts.

Policyholder's benefits decreased $8.1 million from $132.5 million for the nine months ended September 30, 1997 to $124.4 million for the nine months ended September 30, 1998. This decrease is driven by favorable experience in the life business.

General, administrative and other expenses increased $.6 million from $211.3 million for the nine months ended September 30, 1997 to $211.9 million for the nine months ended September 30, 1998. An exchange program, which allows investors to exchange their current contract for a new Discovery Select policy, has led to an increase in the sales activity of Discovery Select. This increased sales volume resulted in a corresponding increase in expenses. In addition to the increased sales volume, the Parent company's allocation methodology for expenses billed to its subsidiaries in 1998 changed, resulting in increased expenses in Pruco Life. Offsetting this increase was a 1997 refinement of estimated gross profit margins which led to an overall increase in DAC amortization during 1997.

For the three months ended September 30, 1998 versus 1997

Net income for the three months ended September 30, 1998 amounted to $45.0 million, a increase of $47.7 million compared to the $2.7 million loss in the three months ended September 30, 1997.

Policy charges and fee income increased $20.2 million from $75.2 million for the three months ended September 30, 1997 to $95.4 million for the three months ended September 30, 1998. This variance is driven by an increase in charges for assuming mortality and expense risks due to the growth in separate accounts assets.

The Company's net realized investment gains increased $18.3 million for the period ended September 30, 1998 to $24.7 million from $6.4 million for the period ended September 30, 1997. The increase in net realized investment gains is a result of sales activity during a declining interest rate environment.

Policyholder's benefits increased $14.1 million from $34.0 million for the three months ended September 30, 1997 to $48.1 million for the three months ended September 30, 1998. The increase is driven by modeling changes in the third quarter of 1998 and do not have a material impact on the year to date results.

General, administrative and other expenses decreased $44.4 million from $112.2 million for the three months ended September 30, 1997 to $67.8 million for the three months ended September 30, 1998. A 1997 refinement of estimated gross profit margins led to a significant increase in DAC amortization during 1997. Partially offsetting this is an exchange program, allowing investors to exchange their current contract for a new Discovery Select policy, which has led to an increase in the sales activity of Discovery Select. This increased sales volume resulted in a corresponding increase in expenses. In addition to the increased sales volume, the Parent company's allocation methodology for expenses billed to its subsidiaries in 1998 changed, resulting in increased expenses in Pruco Life.


2.   LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments or through short term lending from its affiliate Prudential Funding Corporation (see Related Party Transactions). As of September 30, 1998, the Company's assets included $3.0 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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


3.   THE YEAR 2000 ISSUE

Pruco Life as a wholly-owned subsidiary of Prudential utilizes many of the same business applications, infrastructure and business partners as Prudential. Prudential has addressed the Year 2000 issue on an enterprise-wide basis. Therefore, it is not possible to differentiate Pruco Life's Year 2000 issue from that of Prudential. The accompanying discussion of the Year 2000 issue reflects steps taken by Prudential to mitigate the Year 2000 risks.

Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer system that has date-sensitive programming may recognize a date using "00" as the year 1900 rather than the year 2000. This problem can affect non-information technology systems that include embedded technology, such as microprocessors included in "infrastructure" equipment used for telecommunications and other services as well as computer systems. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities.

Prudential established a Company-wide Program Office (CPO) to develop and coordinate an operating framework for the Year 2000 compliance activities. Prudential's CPO structured the Year 2000 program into three major components:
Business Applications, Infrastructure and Business Partners. The CPO also established quality assurance procedures including a certification process to monitor and evaluate enterprise-wide progress of each component of Prudential's program for conversion and upgrading of systems for Year 2000 compliance.

Business Applications

The scope of the Business Applications component includes a wide range of computer systems that directly support Prudential's business operations and accounting systems. The entire application portfolio was analyzed in 1996 to determine appropriate Year 2000 readiness strategies (i.e., renovate, replace or retire). Rigorous testing standards have been employed for all applications that will not be retired, including those that are newly developed or purchased. Application replacement and renovation projects follow a similar path toward Year 2000 compliance. The key project phases include Year 2000 analysis and design, programming activities, testing, and implementation. Replacement projects are also tracked until the existing applications are removed from production. Business application projects are grouped by applications undergoing renovations, replacements or retirements. At September 30, 1998, the percentage of business applications (based on application count) in the implementation phase for Year 2000 compliance for renovation, replacement and retirement are 91%, 62% and 87%,respectively. The interim target date for completing renovations and retirements is December 1998, with an overall completion date for Business Applications of June 1999.

Infrastructure

The scope of Prudential's Year 2000 Infrastructure initiatives include mainframe computer system hardware and operating system software, mid-range systems and servers, telecommunications equipment, buildings and facilities systems, personal computers, and vendor hardware and software.

Although there are minor differences among these various components, the approach to Year 2000 readiness for Infrastructure generally involves phases identified as inventory, assessment, remediation activities (e.g., upgrading hardware or software), testing and implementation. The interim target date for completion of infrastructure initiatives is December 1998 with an overall completion date for Infrastructure of June 1999.

Business Partners

Prudential's approach to business partner readiness includes classification of each partner's status as "critical" or "less critical" and the development of contingency plans to address the potential that a business partner could experience a Year 2000 failure. Project phases include inventory, risk assessment, and contingency planning activities. The interim target date for highly critical business partner readiness is December 1998 with an overall completion date for business partner readiness of June 1999.

The Cost of Year 2000 Readiness

Prudential is funding the Year 2000 program from operating cash flows. Some of the expenses of Prudential's Year 2000 readiness are allocated across its various businesses and subsidiaries, including Pruco Life. Expenses related to the Year 2000 initiatives allocated to Pruco Life are part of systems overhead costs to date and are included in Pruco Life's general and administrative expenses. The Year 2000 costs allocated to Pruco Life to date are not material to its operations and financial condition. Moreover, the forecasted allocated Year 2000 costs are not expected to have a material impact on Pruco Life's ability to meet its contractual commitments.

Year 2000 Risks and Contingency Planning

The major portion of the Prudential's transactions are of such volume that they can only be effectively processed through the use of automated systems. Therefore, substantially all of Prudential's contingency plans include the ultimate resolution of any causative technology failures that may be encountered.

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects that a small number of the projects slated for completion as of the end of 1998 will not meet this target date, it is anticipated that these projects will be completed by mid-1999 so that these delays, if experienced, would not have a significant impact on the timing of the project as a whole. During the course of the Year 2000 program, some discretionary technology projects have been delayed in favor of the completion of Year 2000 projects. However, this impact has been minimized by Prudential's strategic decision to outsource most of the Year 2000 renovation work.

While Prudential and its subsidiaries believe that they are well positioned to mitigate its Year 2000 issue, this issue, by its nature contains inherent uncertainties, including the uncertainty of Year 2000 readiness of third parties. Consequently, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse effect on the Company's results of operations, liquidity or financial condition. In the worst case, it is possible that any technology failure, including an internal or external Year 2000 failure, could have a material impact on the Company's results of operations, liquidity, or financial position.

Prudential is enhancing existing business contingency plans to mitigate Year 2000 risk. Current contingency plans include planned responses to the failure of specific business applications or infrastructure components. These responses are being reviewed and expected to be finalized by June 1999 to ensure that they are workable under the special conditions of a Year 2000 failure. The plans are also being updated to reduce the level of uncertainty about the Year 2000 problem including readiness of Prudential's Business Partners.

The discussion of the Year 2000 Issue herein, and in particular Prudential's plans to remediate this issue and the estimated costs thereof, are forward-looking in nature. See cautionary statement below relating to forward-looking statements.

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

ITEM 2    CHANGES IN SECURITIES

The following table presents sales and related expenses of the Flexible Premium Variable Annuity Account since July 19, 1995, the effective date of the registration statement (SEC file number 3331-61143).

                                                                                              For the account(s)
                                                                                                    of the
                                                         For the account of the Company        contractholder(s)
                                                      ------------------------------------    -------------------
                                                           AGGREGATE
                                                       OFFERING PRICE OF
                                                       AMOUNT REGISTERED     AMOUNT SOLD          AMOUNT SOLD
                                                      -------------------  ---------------    -------------------
                                                                               (000's)
Flexible Premium Variable Annuity Account *                $ 500,000          $184,374               $9,977

Underwriting discounts and commissions **                                       (6,453)
Other expenses ***                                                              (8,894)
                                                                              --------
     Total                                                                     (15,347)
                                                                              --------
Net offering proceeds                                                         $169,027
                                                                              ========

*    Securities are not issued or sold in predetermined units.

**   Amount represents estimated commissions paid to affiliated parties.

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


ITEM 5 OTHER INFORMATION

Not Applicable

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a) (1) and (2) financial Statements of registrant and subsidiaries are listed on pages 3-6 hereof and are filed as part of this Report. There have been no 8-K's filed during the first three quarters of 1998.

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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)





SIGNATURE                  TITLE                             DATE
---------                  -----                             ----



/s/ ESTHER H. MILNES
-----------------------      President and Director            November 16, 1998
    Esther H. Milnes


/s/ JAMES M. SCHLOMANN
-----------------------      Vice President and Comptroller    November 16, 1998
    James M. Schlomann       and Chief Accounting Officer