Form 10-K
period 1998-12-31
PRUCO LIFE INSURANCE CO
filed 1999-03-19
CIK 777917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                 213 Washington Street, Newark, New Jersey 07102
              ----------------------------------------------------
              (Address of principal executive offices ) (Zip Code)


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

                                                              YES _X_   NO___

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 1999. Common stock, par value of $10 per share: 250,000 shares outstanding

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                      INDEX

Item No.                                                                                       Page No.
--------                                                                                       --------
     Cover Page                                                                                   -

     Index                                                                                        2

                                     PART I

1.   Business                                                                                     3

2.   Properties                                                                                   3

3.   Legal Proceedings                                                                            3

4.   Submission of Matters to a Vote of Security Holders                                          3

                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholders' Matters                      4

6.   Selected Financial Data                                                                      4

7.   Management's Discussion and Analysis of Financial Position
       and Results of Operations                                                                  4

7a.  Quantitative and Qualitative Disclosures About Market Risk                                  13

8.   Financial Statements and Supplementary Data                                                 18

9.   Changes in and Disagreements with Independent Accountants on Accounting
       and Financial Disclosure                                                                  18

                                    PART III

10.  Directors and Executive Officers of the Registrant                                          19

11.  Executive Compensation                                                                      20

12.  Security Ownership of Certain Beneficial Owners and Management                              20

13.  Certain Relationships and Related Transactions                                              20

                                     PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                             21

     Exhibit Index                                                                               21

     Signatures                                                                                  23

                                     PART I
                                     ------

Item 1.   Business
------------------

Pruco Life Insurance Company (the Company) is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company markets individual life insurance, variable life insurance, variable annuities, fixed annuities, and a group annuity program (the Contracts) in all states and territories except the District of Columbia and Guam. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two wholly owned subsidiaries, Pruco Life Insurance Company of New Jersey (PLNJ) and The Prudential Life Insurance Company of Arizona (PLICA). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, fixed annuities, and variable annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1988 under the laws of the state of Arizona. PLICA had no new business sales in 1996, 1997 or 1998 and at this time will not be issuing new business.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Prudential is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities. There are approximately 1,620 stock, mutual and other types of insurers in the life insurance business in the United States.


Item 2.   Properties
--------------------

Not applicable.


Item 3.   Legal Proceedings
---------------------------

Based on complaints about sales practices engaged in by Prudential, the Company, and agents appointed by Prudential and the Company, several actions have been brought against the Company on behalf of those persons who purchased life insurance policies. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.


Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

At the annual meeting of the stockholders held on June 9, 1998, the sole stockholder of the Company appointed the Board of Directors of the Company. The following are the appointed Board of Directors:

          James J. Avery, Jr.
          William Bethke
          Ira J. Kleinman
          Esther H. Milnes
          Mendel A. Melzer
          I. Edward Price
          Kiyofumi Sakaguchi

                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Equity and Related Stockholders' Matters
--------------------------------------------------------------------------------

The Company is a wholly-owned subsidiary of Prudential. There is no public market for the Company's common stock.


Item 6.   Selected Financial Data
---------------------------------

                                                                     Pruco Life Insurance Company and Subsidiaries
                                                                            For the Years Ended December 31,
                                                    -------------------------------------------------------------------------------
                                                                                    (In Thousands)
                                                        1998             1997             1996             1995             1994
                                                    -----------      -----------      -----------      -----------      -----------
Revenues
     Premiums and other revenue                     $   463,453      $   413,589      $   397,319      $   388,087      $   344,701
     Realized investment gains, net                      44,841           10,974           10,835           13,200          (41,074)
     Net investment income                              261,430          259,634          247,328          246,618          241,132
                                                    -------------------------------------------------------------------------------

Total revenues                                          769,724          684,197          655,482          647,905          544,759

Benefits and expenses
     Current and future benefits and
          claims                                        305,462          290,234          305,119          280,913          235,660
     Other expenses                                     228,067          225,721          122,006          134,790          179,173
                                                    -------------------------------------------------------------------------------

Total benefits and expenses                             533,529          515,955          427,125          415,703          414,833
                                                    -------------------------------------------------------------------------------

Income before income tax provision                      236,195          168,242          228,357          232,202          129,926

Income tax provision                                     84,233           61,868           79,135           79,558           48,031
                                                    -------------------------------------------------------------------------------

Net income                                          $   151,962      $   106,374      $   149,222      $   152,644      $    81,895
                                                    ===============================================================================

Total assets at period end                          $16,812,781      $12,851,467      $ 9,710,366      $ 8,471,638      $ 7,713,183
                                                    ===============================================================================

Separate Account liabilities                        $11,490,751      $ 7,948,788      $ 5,277,454      $ 4,263,896      $ 3,493,932
                                                    ===============================================================================


Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations.
--------------------------------------------------------------------------------

The following analysis should be read in conjunction with the notes to Consolidated Financial Statements.

The Company markets individual life insurance, variable life insurance, variable annuities, fixed annuities, and a group annuity program primarily through Prudential's sales force in the United States and markets individual life insurance through its branch office in Taiwan.

The Company markets its products in the life insurance and annuity sectors of the insurance industry. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers which have historically segregated the markets of the financial services industry are being challenged through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

The Company had $16.8 billion in assets at December 31, 1998 compared to $12.9 billion at December 31, 1997, of which $11.5 billion and $7.9 billion were held in Separate Accounts in 1998 and 1997, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of general account investments in bonds, policy loans and short-term investments.


1.   Results of Operations

Net income for the year ended December 31, 1998 was $152.0 million, an increase of $45.6 million or 42.9% from $106.4 million earned in the year ended December 31, 1997. Net income for the year ended December 31, 1996 was $149.2 million.

(a) 1998 versus 1997

Total insurance revenues, consisting of premiums and policy charges and fee income, increased $42.4 million for the year ended December 31, 1998 to $422.2 million from $379.8 million for the year ended December 31, 1997. In response to customer needs and market trends, the Company markets a product portfolio utilizing advice-based strategy including highly selective product offerings from other investment advisors. The Discovery Select Variable Annuity was a successful new product which generated significant sales. The Company also introduced a new variable universal life (VUL) insurance product, which provides an option to the customer to select proprietary or non-proprietary mutual fund investments. Strong securities market conditions contributed to appreciation in Separate Account asset values. Favorable market conditions also provided a stimulus to investors to purchase mutual fund shares and annuities, including VUL and Discovery Select products, which further contributed to growth in assets under management and consequently on fees earned. In addition, the Company's Taiwan branch generated continued growth in premiums for traditional insurance products.

The Company's consolidated net investment income increased $1.8 million for the year ended December 31, 1998 to $261.4 from $259.6 million for the year ended December 31, 1997. Consolidated net realized investment gains increased $33.8 million for the year ended December 31, 1998 to $44.8 from $11.0 million for the year ended December 31, 1997. Please refer to the section below titled "Investment Portfolio and Investment Strategies" for a discussion of investment income and net realized investment gains by asset type.

Other income increased $7.5 million for the year ended December 31, 1998 to $41.3 million from $33.8 million for the year ended December 31, 1997. The portfolio of mutual fund investments related to the Company's Separate Account products are known as The Prudential Series Fund. The Company receives an allocated portion of investment management fees that Prudential earns from The Prudential Series Fund and records these fees in "Other income."

Policyholders' benefits increased $7.1 million for the year ended December 31, 1998 to $186.5 million from $179.4 million for the year ended December 31, 1997. This change is attributable to an increase in death claims in absolute amount and as a percentage of mean amount of insurance in force reflecting the overall aging of the business in force.

Interest credited to policyholders' account balances increased by $8.1 million for the year ended December 31, 1998 to $118.9 million from $110.8 million for the year ended December 31, 1997. Accounting for more than half of this year's increase is the introduction of a new non-participating guaranteed investment contract (GIC) product, Prudential Credit Enhanced (PACE), early in 1998. The remaining increase is attributable to the rise in policyholder account balances as well as increased interest credited pertaining to policy loans, partially offset by declining interest crediting rates for interest-sensitive life contracts.

Other operating costs and expenses increased $2.4 million for the year ended December 31, 1998 to $228.1 million compared to $225.7 million for the year ended December 31, 1997. Increased sales activity of Discovery Select and the new VUL product noted above resulted in a corresponding increase in expenses. In addition to the increased sales volume, the Parent company's allocation methodology for expenses billed to Pruco Life in 1998 changed, resulting in increased expenses allocated to the Company. Offsetting this increase was a 1997 refinement of estimated gross profit margins which led to an overall decrease in deferred policy acquisition costs (DAC) amortization relative to 1997.

Investment Portfolio and Investment Strategies

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $4.2 billion at December 31, 1998, versus $3.9 billion at December 31, 1997. A diversified portfolio of publicly traded bonds, private placements, commercial mortgages and equity investments is managed under strategies intended to maintain optimal asset mix consistent with current and anticipated cash flow requirements of the related obligations.

The asset management strategy for the portfolio is in accordance with an investment policy statement developed and coordinated within the Company by the Portfolio Management Group, agreed to by senior management, and approved by the Board of Directors. In managing the investment portfolio, the long term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset mix strategies are constrained by the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset mix strategies also include maintenance of broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, quality across the portfolio, and recent activities to manage the portfolio are discussed below.

Fixed Maturities

The fixed maturity portfolio is diversified across maturities, sectors and issuers. As of December 31, 1998 and 1997, the Company has classified all publicly traded securities and 63% and 52%, respectively, of privately traded securities as "available for sale" with the remainder of the privately placed fixed maturities as "held to maturity. The estimated fair value of fixed maturities totaled $3.2 billion, an increase of $271.9 million compared to December 31, 1997. This increase is primarily attributable to the new product, PACE.

                                             1998                                           1997
                          ------------------------------------------      ------------------------------------------
                                                              Net                                            Net
                          Amortized       Estimated       Unrealized       Amortized      Estimated       Unrealized
                            Cost          Fair Value        Gains            Cost         Fair Value         Gains
                          ---------       ----------      ----------      -------------   ----------      ----------
                                                               (In Thousands)
Fixed maturities -
     available for sale
Publicly traded           $2,040,592      $2,054,807      $   14,215      $2,157,525      $2,187,405      $   29,880
Privately traded             698,062         709,119          11,057         369,029         376,447           7,418

Total Fixed maturities -  ----------      ----------      ----------      ----------      ----------      ----------
     available for sale    2,738,654       2,763,926          25,272       2,526,554       2,563,852          37,298
                          ----------      ----------      ----------      ----------      ----------      ----------

Fixed maturities -
     held to maturity
Privately traded             410,558         421,845          11,287         338,848         350,056          11,208
                          ----------      ----------      ----------      ----------      ----------      ----------
Total                     $3,149,212      $3,185,771      $   36,559      $2,865,046      $2,913,908      $   48,506
                          ==========      ==========      ==========      ==========      ==========      ==========


At December 31, 1998, the net unrealized capital gains on the "available for sale" fixed maturity portfolio totaled $25.3 million compared to $37.3 million at December 31, 1997. The decrease in the net unrealized gain position is primarily due to the effect of a higher level of sales activity, offset in part by the effect of lower interest rates.

Based on estimated fair value, the Company's holdings of private placement fixed maturities constituted 35% and 25% of total fixed maturities at December 31, 1998 and 1997, respectively. These investments generally offer higher yields than comparable quality public market securities, increase the diversification of the portfolio, and contain tighter covenant protection than public securities.

Gross investment income from fixed maturities increased by $17.2 million from 1997 to 1998 as a result growth in invested assets, including the addition of the PACE product. Realized gains increased by $20.0 million from 1997 primarily due to the sale of fixed maturities during a period of declining interest rates. The table below summarizes fixed maturity investment results:


                                               Year Ended December 31,
                                                 1998           1997
                                              ---------      ---------
                                                    (In Thousands)

     Gross investment income                  $205,312        $188,076

     Yield(1)                                     7.08%           7.35%

     Realized capital gains                   $ 29,817        $  9,860


(1) Yields are determined by dividing gross investment income by the average of quarter-end asset carrying values, excluding unrealized gains and losses, less one-half of gross investment income.

Credit Quality

The following table describes the credit quality of the fixed maturity portfolio, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") or Standard & Poor's Corporation, an independent rating agency:



                                    December 31, 1998                              December 31, 1997
                       ------------------------------------------      ---------------------------------------
      Standard &        Amortized             Estimated                Amortized             Estimated
NAIC    Poor's            Cost       %       Fair Value     %            Cost       %       Fair Value     %
-----------------      --------------------  --------------------      -------------------- ------------------
                                 (In Thousands)

1    AAA to AA-        $1,375,371   43.7     $1,398,678   43.9        $1,507,219   52.6     $1,529,620   52.5
2    BBB+ to BBB-       1,436,820   45.6      1,449,073   45.5         1,175,684   41.0      1,194,461   41.0
3    BB+ to BB-           240,379    7.6        244,932    7.7           100,676    3.5        104,557    3.6
4    B+ to B-              68,620    2.2         66,763    2.1            75,849    2.7         78,953    2.7
5    CCC or lower          27,552     .9         26,061     .8             5,943     .2          6,288     .2
6    In or near               470     --            264     --                31     --             29     --
      default

                       ----------            ----------               ----------            ----------
                 Total $3,149,212            $3,185,771               $2,865,402            $2,913,908
                       ==========            ==========               ==========            ==========


The fixed maturity portfolio consists largely of investment grade assets (rated "1" or "2" by the NAIC), with such investments accounting for 89% and 94% of the portfolio at December 31, 1998 and 1997, respectively, based on estimated fair value. As of both of those dates, less than 1% of the fixed maturities portfolio was rated "6" by the NAIC, defined as public and private placement securities which are currently non-performing or believed subject to default in the near-term.

The Company continually reviews fixed maturities and identifies potential problem assets which require additional monitoring. The Company defines "problem" fixed maturities as those for which principal and/or interest payments are in default. The Company defines "potential problem" fixed maturities as assets which are believed to present default risk associated with future debt service obligations and therefore require more active management. At December 31, 1998 management identified $264 thousand of fixed maturity investments as problem or potential problem. An immaterial amount of problem or potential problem fixed maturities were identified in 1997.

Portfolio Diversity

The fixed maturity portfolio is broadly diversified by type and industry of issuer. The greatest industry concentrations within the public portfolio were finance, utilities, and manufacturing. The greatest concentrations within the private portfolio were asset backed securities and within the service and manufacturing industries. The total portfolio is summarized below by issuer category:

                                              December 31, 1998                        December 31, 1997
                                      -------------------------------           -------------------------------
                                       Amortized            Estimated            Amortized            Estimated
                                         Cost              Fair Value              Cost              Fair Value
                                      ----------           ----------           ----------           ----------
                                                                    (In Thousands)
United States government
    securities and obligations        $  110,294           $  110,839           $  177,334           $  178,536
Mortgage backed securities                 2,257                2,411                3,116                3,260
Asset backed securities (1)              442,272              445,518              320,554              323,744
Manufacturing                            585,680              589,775              401,291              409,856
Utilities                                469,343              478,262              397,374              406,790
Retail and wholesale                     166,979              168,837               97,333               99,993
Energy                                     6,429                6,648                1,473                1,599
Finance                                  545,760              550,291              818,532              826,767
Services                                 584,495              594,240              430,827              441,775
Transportation                           148,999              151,091              122,056              124,807
Other                                     86,704               87,859               95,156               96,345
                                      ----------           ----------           ----------           ----------
Total                                 $3,149,212           $3,185,771           $2,865,046           $2,913,472
                                      ==========           ==========           ==========           ==========


(1) Asset backed securities are primarily backed by credit card receivables, home equity loans, trade receivables and auto loans.

Short-Term Investments

Short-term investments include highly liquid debt instruments such as commercial paper which are purchased with an original maturity of twelve months or less. These securities are carried at amortized cost, which approximates fair value. As of December 31, 1998, the Company's short-term investments totaled $240.7 million, a decrease of $75.7 million compared to $316.4 million at December 31, 1997. The decrease in short-term investments was primarily due to decreased securities lending activity, resulting in lower cash collateral held and invested in short-term instruments, coupled with a strategic decision to hold less short-term investments. While income remained relatively unchanged, the short-term yield decreased 175 basis points primarily due to lower average interest rates. Investment expenses increased by $10.0 million primarily as a result of 1998 including a full year's worth of securities lending activity versus one quarters worth in 1997.

The table below presents summary data with respect to the Company's short-term investment positions:


                                              Year Ended December 31,
                                                1998          1997
                                              --------      --------
                                                   (In Thousands)

     Carrying amount at end of period         $240,727      $316,355

     Net investment income                      13,347        19,511

     Yield (1)                                    3.67%         5.42%


(1) Yields are determined by dividing net investment income by the average of quarter-end asset carrying values, less one-half of net investment income.

Derivatives

At the end of 1997 The Company began using derivatives, primarily futures contracts, to hedge interest-rate risk related to the insurance and annuity liabilities. During 1998 $12.4 million of gains were realized from derivatives. The gains are reported in "Realized investment gains, net."


(b) 1997 versus 1996

Total insurance revenues, consisting of premiums and policy charges and fee income, increased $3.3 million for the year ended December 31, 1997 to $379.8 million from $376.5 million for the year ended December 31, 1996. This increase in insurance revenues consists of an increase of $5.3 million in policy charges and fee income partially offset by a decrease in premiums of $2.0 million. These fluctuations are due to an increased emphasis in the domestic market place on retirement type investment products rather than life insurance protection products. Lower domestic premiums were partially offset by an increase in premiums for traditional insurance products generated from the Company's Taiwan branch.

The Company's consolidated net investment income increased $12.3 million for the year ended December 31, 1997 to $259.6 from $247.3 million for the year ended December 31, 1996. Increase in cash flows from insurance operations and average assets as well as the asset allocation strategies, produced favorable investment results in 1997. Fixed maturity income increased in 1997 due to higher investment returns as a result of a shift to higher yielding securities. Income from short term investments increased because of higher fixed maturity assets available to lend to third parties as part of the Company's securities lending program. Offsetting these increases was a decline in income on the mortgage loan portfolio, a result of declining asset base.

Other income increased $13.0 million for the year ended December 31, 1997 to $33.8 million from $20.8 million for the year ended December 31, 1996. This increase is due to a higher level of advisory fees attributable to the Discovery Preferred and Discovery Select Separate Account products.

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

Other operating costs and expenses increased $103.7 million for the year ended December 31, 1997 to $225.7 million compared to $122.0 million for the year ended December 31, 1996. The increase reflects factors including the refinement of estimated gross profit margins used to amortize DAC. Favorable mortality experience and reduction in cost of insurance charges contributed to a change in net amortization. Favorable sales in 1997 were a partial offset. Also, increased operating costs resulted from higher sales activity of Discovery Select and Discovery Preferred annuity products, and technological advancements made in annuity processing, customer service, and product development.


2.   Liquidity and Capital Resources

The Company's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments or through short term borrowing from its affiliate Prudential Funding Corporation (see Related Party Transactions). As of December 31, 1998, the Company's assets included $1.9 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

In order to continue to market life insurance and annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles ("GAAP") in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are initially deferred and amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

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


3.   Regulatory Environment

The Company is subject to the laws of the State of Arizona and to the regulations of the Department of Insurance of the State of Arizona and the New Jersey Department of Banking and Insurance (the "Insurance Departments"). A detailed financial statement in the prescribed form (the "Annual Statement") is filed with the Insurance Departments each year covering the Company's operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Departments includes periodic examinations to verify the accuracy of contract liabilities and reserves. The Company's books and accounts are subject to review by the Insurance Departments at all times. A full examination of the Company's operations is conducted periodically by the Insurance Departments and under the auspices of the NAIC.

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

4.   The Year 2000 Issue

Pruco Life utilizes many of the same business applications, infrastructure and business partners as Prudential. Prudential has addressed the Year 2000 issue on an enterprise-wide basis. Therefore, it is not possible to differentiate Pruco Life's Year 2000 issue from that of Prudential. The accompanying discussion of the Year 2000 issue reflects steps taken by Prudential to mitigate the Year 2000 risks.

Many computer systems are programmed to recognize only the last two digits in a date. As a result, any computer system that has date-sensitive programming may recognize a date using "00" as the year 1900 rather than the year 2000. This problem can affect non-information technology systems that include embedded technology, such as microprocessors included in "infrastructure" equipment used for telecommunications and other services as well as computer systems. If this anomaly is not corrected, the year "00" could cause systems to perform date comparisons and calculations incorrectly, which could in turn affect the accuracy and compromise the integrity of business records. Business operations could be interrupted when companies are unable to process transactions, send invoices, or engage in similar normal business activities.

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

Of Prudential's total application portfolio, approximately 70% of the applications are being renovated, 13% are being replaced by Year 2000 compliant systems, and the remaining 17% are being retired from production. At December 31, 1998, the percentage of business applications (based on application count) in the implementation phase for Year 2000 compliance for renovation, replacement and retirement are 99%, 96% and 99%, respectively. The overall completion date for Business Applications is June 1999.

Infrastructure

The scope of Prudential's Year 2000 Infrastructure initiatives include mainframe computer system hardware and operating system software, mid-range systems and servers, telecommunications equipment, buildings and facilities systems, personal computers, and vendor hardware and software.

Although there are minor differences among these various components, the approach to Year 2000 readiness for Infrastructure generally involves phases identified as inventory, assessment, remediation activities (e.g., upgrading hardware or software), testing and implementation. The overall completion date for Infrastructure is June 1999.

Business Partners

Prudential's approach to business partner readiness includes classification of each partner's status as "highly critical" or "less critical" and the development of contingency plans to address the potential that a business partner could experience a Year 2000 failure. Approximately 30% of Prudential's business partners have been identified as highly critical and the remaining 70% as less critical. Project phases include inventory, risk assessment, and contingency planning activities. All project phases for highly critical business partner readiness were achieved in December 1998; Prudential has an overall completion date for less critical business partner readiness of June 1999.

The Cost of Year 2000 Readiness

Prudential is funding the Year 2000 program from operating cash flows. Some of the expenses of Prudential's Year 2000 readiness are allocated across its various businesses and subsidiaries, including Pruco Life. Expenses related to the Year 2000 initiatives allocated to Pruco Life are part of systems overhead costs to date and are included in Pruco Life's general and administrative expenses. The Year 2000 costs allocated to Pruco Life to date are not material to its operations and financial position. Moreover, the forecasted allocated Year 2000 costs are not expected to have a material impact on Pruco Life's ability to meet its contractual commitments.

Year 2000 Risks and Contingency Planning

The major portion of the Prudential's transactions are of such volume that they can only be effectively processed through the use of automated systems. Therefore, substantially all of Prudential's contingency plans include the ultimate resolution of any causative technology failures that may be encountered.

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects a small number of the projects may not meet their targeted completion date, it is anticipated that these projects will be completed by September 1999 so that any delays, if experienced, would not have a significant impact on the timing of the project as a whole. During the course of the Year 2000 program, some discretionary technology projects have been delayed in favor of the completion of Year 2000 projects. However, this impact has been minimized by Prudential's strategic decision to outsource most of the Year 2000 renovation work.

While Prudential and its subsidiaries believe that they are well positioned to mitigate its Year 2000 issue, this issue, by its nature, contains inherent uncertainties, including the uncertainty of Year 2000 readiness of third parties. Consequently, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse effect on the Company's results of operations, liquidity or financial position. In the worst case, it is possible that any technology failure, including an internal or external Year 2000 failure, could have a material impact on the Company's results of operations, liquidity, or financial position.

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


5.   Effective New Accounting Pronouncements

Refer to Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements.


6.   Information Concerning Forward-Looking Statements

Certain of the statements contained in Management's Discussion and Analysis may be considered forward-looking statements. Words such as "expects," "believes," "anticipates," "intends," "plans," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. There are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial position and results of
operations,   it  does  not   intend  to  review   or  revise   any   particular
forward-looking statement referenced in this Management's Discussion and Analysis in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this Management's Discussion and Analysis.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Risk Management, Market Risk, and Derivative Financial Instruments

As a direct subsidiary of Prudential, the Company benefits from the risk management strategies implemented by its parent.

Risk management includes the identification and measurement of various forms of risk, establishment of acceptable risk thresholds, and creation of processes intended to maintain risks within these thresholds while maximizing returns. Prudential considers risk management an integral part of its core businesses.

The risks inherent in the Company's operations include market risk, product risk, credit risk, concentration risk, liquidity risk, and operating risk. These risk categories, and the Company's strategies relative to each, are discussed below.

The Company's risk monitoring processes include preparation and review of risk reports on a regular basis, with frequency based on the purpose of the report. For example, reports associated with specific strategies or assets are produced daily, while portfolio level reports are typically semi-monthly or monthly and high level reports are produced quarterly.

Market risk is the risk of change in the value of financial instruments as a result of changes in interest rates, currency exchange rates, equity and commodity prices. To varying degrees, the investment activities supporting all of the Company's products and services generate market risks. These products and services include life insurance and annuities. Market risks incurred and the strategies for managing these risks vary by product.

Insurance products and fixed rate annuities, incur market risk primarily in the form of interest rate risk. This is controlled through asset/liability management strategies that seek to match the interest rate sensitivity of the assets to that of the underlying liabilities, with the objective of insulating the portfolio's underlying capital from market value changes due to interest rate movements. If perfectly matched, interest rate movements will generate asset market value changes that offset changes in the value of the liabilities relating to the underlying insurance products.

Variable annuities also incur market risk to the Company in part through interest rate risk but largely through equity price risk. Equity price risk is controlled primarily by managing the risk profile of equity investments against the risk profile incorporated in the related variable annuity products.

For fee-based products, including variable contracts and Separate Accounts, investment risk is borne primarily by the contractholders rather than the Company (subject to any minimum guarantees). The greatest market-related risk to the Company for these products is the indirect one that, in the event of sub-par performance, asset based fee revenues could decline and that competitive factors could impede the Company's ability to maintain or grow assets under management. However, since this is primarily an operating risk it is not quantified as part of the Company's analysis of market risk.

The Company's exposure to market risk results from "other than trading" activities in its insurance business. Market risks in the Company's insurance business are managed through an investment process that incorporates asset/liability management techniques and other risk management policies and limits. Derivatives, as discussed further below, are used for hedging purposes in the asset/liability management process.

Insurance Asset/Liability Management

Interest rate and equity exposures are maintained within established ranges, which are subject to adjustment based on market conditions and the design of related insurance products sold to customers. Risk managers, independent of portfolio and asset managers, establish investment risk limits on asset/liability management and oversee ongoing efforts to manage risk within policy constraints.

The Company uses duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in yield, recognizing that the price of a bond is usually expected to fall at a slower rate as yield increases.

While duration and convexity are useful indicators of asset price sensitivity to interest rate changes, pricing models used in the portfolio management process also consider the effects of optionality. This entails a variety of option pricing model applications.

The Company also performs portfolio stress testing as part of its regulatory cash flow testing in which interest-sensitive assumptions (such as asset calls and prepayments and insurance product contract persistency) are evaluated under various severe interest rate environments. Any shortfalls revealed by cash flow testing are evaluated to determine whether there is a need to increase reserves or adjust portfolio management strategies.

Interest Rate Related Market Risk on Assets

Assets with interest rate risk include fixed maturities, mortgage loans and policy loans which, in the aggregate, comprise 94% of the Company's consolidated invested assets (excluding assets held in Separate Accounts) as of December 31, 1998.

Interest Rate Related Market Risk on Liabilities

In addition to insurance reserves, which are not measured by the sensitivity analysis below, the Company has policyholders' account balances relating to interest-sensitive life and annuity contracts through which it is exposed to interest rate risk.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices, or the value of securities or commodities. Derivative financial instruments can be exchange-traded or contracted in the over-the-counter market and include swaps, futures, forwards and options contracts. Fixed rate loan commitments may also be considered similar to derivatives because of their off balance sheet and option-like characteristics. See Note 10 of Notes to Consolidated Financial Statements as to the Company's derivative positions at December 31, 1998 and 1997. Insurance statutes applicable to the Company restrict the use of derivative securities to hedging activities intended to offset changes in the market value of assets held, obligations, and anticipated transactions and prohibit the use of derivatives for speculation. The Company uses derivative financial instruments to reduce market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or currency exposures arising from mismatches between assets and liabilities.

Interest Rate Sensitivity

Interest rate sensitivity for the indicated classes of financial assets, financial liabilities, and derivatives is assessed using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yeld curve from prevailing interest rates at December 31, 1998. The following table summarizes the potential loss in fair value associated with a hypothetical 100 basis point upward parallel shift in the yield curve from prevailing interest rates at December 31, 1998. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested. The test scenario is for illustrative purposes only and is not intended to reflect management's expectations regarding future interest rates or performance of fixed income markets.

In addition, this presentation includes only assets, liabilities and derivatives required by the Rules and does not include $535 million of insurance liabilities. Management includes the interest rate sensitivities implicit in these insurance liabilities in its internal measurements and believes these insurance liabilities substantially offset the interest rate risk summarized in the following table.

                                                                    December 31, 1998
                                              --------------------------------------------------------------
                                                                               Fair Value
                                                                               After + 100
                                                Notional                       Basis Point      Hypothetical
                                                 Value          Fair           Yield Curve       Change in
                                              (derivatives)     Value            Shift           Fair Value
                                              -------------   --------        ------------      ------------
                                                                         (In Millions)
Financial Assets and Liabilities with
  Interest Rate Risk:

Financial Assets:
  Fixed maturities:
    Available for sale                             --           2,764            2,666              (98)
    Held to maturity                               --             422              408              (14)
  Mortgage loans on real estate                    --              19               19               --
  Policy loans                                     --             806              762              (44)

Derivatives:
  Futures                                          41              --               (2)              (2)

Financial Liabilities:
Policyholders' account balances                    --          (2,704)          (2,727)             (23)

                                                                                                  -----
Total estimated potential loss                                                                    $(181)
                                                                                                  =====


The estimated changes in fair values of financial assets shown above relate to assets invested in support of the Company's insurance liabilities, and do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than the Company.

Equity Price Market Risk

Equity price risk is actively managed relative to benchmarks in respective markets. Excluding equities relating to products for which investment risk is borne primarily by the contractholder rather than by the Company, the table below provides an estimate of the Company's equity risk following a 10% decline in benchmark equity market prices. Equity holdings are benchmarked against a blend of leading market indices, including prominently the Standard & Poor's ("S&P") 500 and Russell 2000, and target price sensitivities approximating those of the benchmark indices. This scenario is not intended to reflect management's expectations regarding future performance of equity markets.

                                                              December 31, 1998
                                              ------------------------------------------------------
                                                            Fair Value After 10%
                                                               Drop in Equity           Hypothetical
                                              Fair            Market Benchmark           Change in
                                              Value                 (1)                  Fair Value
                                              --------      --------------------        ------------
                                                               (In Millions)
Financial Assets with Equity Price Risk

Equity securities                             $2.8                  $2.5                   $(0.3)


     (1) The market benchmark used for purposes of this analysis is a blend of leading equities market indices, including the S&P 500 Index and the Russell 2000 Index. This benchmark is believed to have broadly similar characteristics, in terms of price sensitivity, to the Company's equity securities portfolio.

Foreign Currency Exchange Market Risk

The Company is exposed to foreign currency exchange risk in its investment portfolio and through its operations in Taiwan. The Company's investment policy dictates that foreign currency exchange rate risk created by fixed income investments denominated in foreign currencies, in most instances, is to be fully hedged into U.S. dollars. Investment-related foreign currency exchange rate risk retained in the portfolio emanates principally from foreign denominated equity investments for which currency exchange rate volatility is factored into expected returns when allocating funds to this asset class. Hedging of market risk associated with changes in foreign currency exchange rates is generally accomplished through the use of foreign exchange forward contracts and foreign currency swaps.

Foreign currency exchange risk is actively managed within specified limits at the enterprise level using Value-at-Risk analysis. As previously mentioned, this statistical technique estimates, at a specified confidence level, the potential pretax loss in portfolio market value that could occur over an assumed holding period due to adverse movements in underlying risk factors, which in this case are foreign currency exchange rates.

Value-at-Risk (VaR) estimates of exposure to loss from volatility in foreign currency exchange rates are calculated for one day and one month time periods. Exponentially weighted historical price volatilities and covariance data are used at a confidence level such that losses are not expected to exceed this VaR estimate in no more than one in twenty business days.

                                                                          December 31, 1998
                                                       --------------------------------------------------------
                                                                       Fair Value Less One         Hypothetical
                                                        Fair              Month's Value at          Change in
                                                       Value                Risk (1)                Fair Value
                                                       ------          -------------------        -------------
                                                                          (In Millions)
Financial Assets with Foreign Currency
    Exchange Rate Risk:

Foreign currency denominated assets
    not hedged to United States dollars                $32.0                   $31.5                  $(0.5)

     (1)  Value at risk measured at 95% confidence level.

Limitations of VaR Models

VaR models have inherent limitations, including reliance on historical data that may not be indicative of future market conditions or trading patterns, and therefore should not be viewed as a predictor of future results. There can be no assurance that the Company will not incur losses in excess of the amounts indicated by the model on a particular trading day or over a period of time. A VaR model does not estimate the greatest possible loss outside of its confidence interval. These models are used by the Company in addition to other risk management tools, including stress testing, and in conjunction with the experience and judgment of management.

Product Risk is the risk of adverse results due to deviation of experience from expected levels reflected in pricing. The Company, in its insurance and annuity operations, sells traditional and interest sensitive individual insurance products and annuity products. Products are priced to reflect the expected levels of risk and to allow a margin for adverse deviation. The level of margin varies with product design and pricing strategy with respect to the targeted market. The Company seeks to maintain underwriting standards so that premium charged is consistent with risk assumed on an overall basis. Additionally, most of the Company's policies and contracts allow the Company to adjust credits (via interest crediting rates) and/or charges (in contracts where elements such as mortality and expense charges are not guaranteed), allowing the Company to respond to changes in actuarial experience. The competitive environment is also an important element in determining pricing elements including premiums, crediting rates, and non-guaranteed charges.

Mortality risks, generally inherent in most of the Company's life insurance and annuity products, are incorporated in pricing based on the Company's experience (if available and relevant) and/or industry experience. Mortality studies are performed periodically to compare the actual incidence of death claims in relation to business in force, to levels assumed in pricing and to industry experience. Persistency risk represents the risk that the pattern of policy surrenders will deviate from assumed levels so that policies do not remain in force long enough to allow the Company to recover its acquisition costs. Certain products are designed, by use of surrender charges and other features, to discourage early surrenders and thus mitigate this risk to the Company. Periodic studies are performed to compare actual surrender experience to pricing assumptions and industry experience.

For fee-based products in which investment risk is borne by the client, the Company retains the risk that fees charged may not adequately cover administrative expenses. The ability to earn a spread between these fees and the associated costs is dependent upon the competitive environment, product performance, the ability to attract clients and assets, and the Company's control of expense levels.

Credit Risk is the risk that counterparties or issuers may default or fail to fully honor contractual obligations and is inherent in investment portfolio asset positions including corporate bonds and mortgages, private placements and other lending-type products, certain derivative transactions, and various investment operations functions. In derivative transactions, the Company follows an established credit approval process which includes risk control limits and monitoring procedures.

Limits of exposure by counterparty, country and industry are in place at the portfolio level, and counterparty concentration risk is also reviewed at the enterprise level. Credit concentration risks are limited based on credit quality, and enterprise-level concentrations are reviewed on a quarterly basis. Business group credit analysis units evaluate creditworthiness of counterparties and assign internal credit ratings based on data from independent rating agencies and their own fundamental analysis. Additionally, stress tests and sensitivity analysis are utilized to estimate the exposure to credit losses from unusual events.

Liquidity Risk is the risk that the Company will be unable to liquidate positions at a reasonable price in order to meet cash flow requirements under various scenarios. As indicated above, the Company's asset/liability management strategies seek to maintain asset positions that are consistent with the expected cash flow demands associated with its liabilities under various possible situations. Liquidity policies are formally managed at the enterprise level, using various comparisons of asset liquidity to potential liability outflows. The Company believes that the comparison of its general account net liquidity to individual policy net cash surrender value is key to the periodic evaluation of its ability to meet policyholder claim requirements, and stress tests are utilized to measure the expected liquidity situation under hypothetical unusual events. The Company believes that its liquidity position is more than adequate to meet the expected cash flow demands associated with its liabilities under reasonably possible stress situations.

Operating Risk is the risk of potential loss from internal or external events such as mismanagement, fraud, systems breakdowns, business interruption, or failure to satisfy legal or fiduciary responsibilities. All financial institutions, including the Company, are exposed to the risk of unauthorized activities by employees that are contrary to the internal controls designed to manage such risks. Legal risk may arise from inadequate control over contract documentation, marketing processes, or other operations. Internal controls responsive to regulatory, legal, credit, asset stewardship and other concerns are established at the business unit level for specific lines of business and at the enterprise level for company-wide processes. Controls are monitored by business unit management, internal and external auditors, and by an enterprise level Management Internal Control unit, and in certain instances, are subject to regulatory review.

Following recent revelations and negative publicity surrounding the issue of sales practices, the Company has implemented a strategy to emphasize ethical conduct in the recruitment and training of agents and in the sales process. The Company has also strengthened controls including the establishment of a client acquisition program, in conjunction with the underwriting process, intended to ascertain the appropriateness of insurance coverages sold and mitigate the risk of inappropriate policy replacement activity.

Another aspect of operating risk relates to the Company's ability to conduct transactions electronically and to gather, process, and disseminate information and maintain data integrity and uninterrupted operations given the possibility of unexpected or unusual events. The Company is implementing a business continuation initiative to address these concerns. Considerations relative to the potential impact of the Year 2000 on computer operations, infrastructural support, and other matters are discussed above.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements and Schedules elsewhere in this Annual Report.


Item 9.   Changes  in  and   Disagreements   with  Independent   Accountants  on
          Accounting and Financial Disclosure
--------------------------------------------------------------------------------

Not applicable.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Name                          Position                                       Age
----                          --------                                       ---

James J. Avery, Jr.           Chairman of the Board and Director             47

I. Edward Price               Vice Chairman of the Board and Director        56

Esther H. Milnes              President and Director                         48

James Drozanowski             Senior Vice President                          56

Frank Marino                  Senior Vice President                          54

Edward A. Minogue             Senior Vice President                          56

Hwei-Chung Shao               Senior Vice President and Chief Actuary        44

Dennis G. Sullivan            Principal Financial Officer and
                                 Chief Accounting Officer                    43

David A. Nachman              Vice President and Comptroller                 51

Imants Saksons                Vice President                                 48

William M. Bethke             Director                                       51

Ira J. Kleinman               Director                                       51

Mendel A. Melzer              Director                                       38

Kiyofumi Sakaguchi            Director                                       55
--------------------------------------------------------------------------------


James J. Avery, Jr., age 47 was elected Chairman of the Board of Directors of the Company on June 27, 1997. Mr. Avery joined the Prudential Insurance Company of America in 1988 and has served as the Senior Vice President, CFO and Chief Actuary for the Prudential Individual Insurance Group since 1997.

I. Edward Price, age 56, has been Senior Vice President and Actuary of Prudential Individual Insurance since 1995. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994 he was President of Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of Prudential.

Esther H. Milnes, age 48, has been Vice President and Actuary of Prudential Individual Insurance Group since 1996. From 1993 to 1995, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James C. Drozanowski, age 56, has been Vice President and Operations Executive, Prudential Individual Insurance Group since 1996. From 1995 to 1996, he was President and Chief Executive Officer of Chase Manhattan Bank, and from 1993 to 1995, he was Vice President, North America Customer Services, Chase Manhattan Bank. Prior to 1993, he was Operations Executive, Global Securities Services, Chase Manhattan Bank.

Frank P. Marino, age 54, has been Vice President, Policyowner Relations Department, Prudential Individual Insurance Group since 1996. Prior to 1996 he was Senior Vice President, Prudential Mutual Fund Services.

Edward A. Minogue, age 56, was elected a Senior Vice President of the Company on September 1, 1997. Mr. Minogue has been a Vice President of the Prudential Insurance Company of America since July, 1997. Prior to 1997, Mr. Minogue was a director of Merrill Lynch, Pierce & Smith, Inc.

Hwei-Chung Shao, age 44, has been Vice President and Associate Actuary, Prudential.

Dennis G. Sullivan, age 43, was elected Principal Financial Officer and Chief Accounting Officer of the Company in March, 1999. Mr. Sullivan has been Vice President and Deputy Controller of Prudential since November 1998. Prior thereto, from January 1998, Mr. Sullivan was Vice President and Controller of ContiFinancial Corporation. From 1997 to 1998, Mr. Sullivan was Deputy Corporate Controller of Salomon Brothers Inc. Prior to 1997, he was a director at Salomon Brothers Inc.

David A. Nachman, age 51, was elected Vice President and Comptroller of the Company in March, 1999. Mr. Nachman joined the Prudential Insurance Company of America in 1973 and has served as Vice President, Accounting, Prudential since 1992.

Imants Saksons, age 48, was elected Vice President, Compliance, Prudential Individual Financial Services in September, 1998. Prior to 1998, he was Vice President, Market Conduct, U.S. Operations, Manulife Fiancial.

William M. Bethke, age 51, has been President, Prudential Capital Markets Group since 1992.

Ira J. Kleinman, age 51, has been Chief Marketing and Product Development Officer of Prudential Individual Insurance Group since 1995. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of Prudential. Prior to 1992, he was Vice President of Prudential.

Mendel A. Melzer, age 38, has been Chief Investment Officer, Mutual Funds and Annuities, Prudential Investments since 1996; 1995 to 1996: Chief Financial Officer of the Money Management Group of Prudential; 1993 to 1995: Senior Vice President and Chief Financial Officer of Prudential Preferred Financial Services; Prior to 1993: Managing Director, Prudential Investment Corporation.

Kiyofumi Sakaguchi, age 55, has been President, Prudential International Insurance Group since 1995; 1994 to 1995: Chairman and Chief Executive Officer, the Prudential Life Insurance Co., Ltd.; Prior to 1994: President and Chief Executive Officer, Asia Pacific Region-Prudential International Insurance, and President, the Prudential Life Insurance Co., Ltd.


Item 11. Executive Compensation
-------------------------------

The following table shows the 1998 annual compensation, paid by Prudential, and allocated based on time devoted to the duties as an executive of the Company for services provided to the Company:

   Name and Principal                                                                          Other Annual
      Position                        Year             Salary               Bonus              Compensation
---------------------                 ----             -------             -------             ------------
     Esther H. Milnes                 1998             $20,769             $26,313             $     0
     President                        1997              18,660              21,398                   0
                                      1996              18,058              12,136                   0


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Not applicable.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Refer to Note 13 in the Notes to the Consolidated Financial Statements on page F-24.

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

                                                                           For the account(s)
                                                    For the account             of the
                                                     of the Company         contractholder(s)
                                                ------------------------   ------------------

                                                 Aggregate
                                                  offering
                                                 price of
                                                  amount
                                                registered   Amount sold      Amount sold
                                                ----------   -----------   ------------------
                                                               (000's)

     Flexible Premium Variable Annuity Account*  $ 500,000    $ 196,882       $  13,309


     Underwriting discounts and commissions **                   (6,891)
     Other expenses ***                                          (9,943)
                                                              ---------
          Total                                                 (16,834)
                                                              ---------

     Net offering proceeds                                    $ 180,048
                                                              =========


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

                                            PRUCO LIFE INSURANCE COMPANY
                                            (Registrant)


Date:    March 15, 1999                     By: /s/ESTHER H. MILNES
         --------------                         --------------------------------
                                                 Esther H. Milnes
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
             *                              Chairman of the Board                       March 15, 1999
------------------------------
James J. Avery, Jr.


              *                             Vice Chairman of the Board                  March 15, 1999
------------------------------              and DirectoR
I. Edward Price


              *                             President and Director                      March 15, 1999
------------------------------
Esther H. Milnes


/s/DENNIS G. SULLIVAN                       Principal Financial Officer and             March 15, 1999
------------------------------              Chief Accounting Officer
Dennis G. Sullivan


              *                             Director                                    March 15, 1999
------------------------------
William M. Bethke


              *                             Director                                    March 15, 1999
------------------------------
Ira J. Kleinman


              *                             Director                                    March 15, 1999
------------------------------
Mendel A. Melzer


              *                             Director                                    March 15, 1999
------------------------------
Kiyofumi Sakaguchi


                        * By: /s/THOMAS C. CASTANO
                             --------------------------
                               Thomas C. Castano
                               (Attorney-in-Fact)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-K
                                  ANNUAL REPORT




                        CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997, and 1996









                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS


Financial Statements                                                    Page No.
--------------------                                                    --------

     PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES


     Report of Independent Accountants                                      F-2


     Consolidated Financial Statements:


         Statements of Financial Position -
           December 31, 1998 and 1997                                       F-3

         Statements of Operations - Years ended
           December 31, 1998, 1997 and 1996                                 F-4


         Statements of Changes in Stockholder's Equity -
           Years ended December 31, 1998, 1997 and 1996                     F-5


         Statements of Cash Flows - Years ended
           December 31, 1998, 1997, and 1996                                F-6


         Notes to the Consolidated Financial Statements -
           December 31, 1998, 1997, and 1996                                F-7

                       Report of Independent Accountants
                       ---------------------------------



To the Board of Directors of
Pruco Life Insurance Company

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, New York
February 26, 1999

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
December 31, 1998 and 1997 (In Thousands)
--------------------------------------------------------------------------------

                                                                                  1998            1997
                                                                              ------------    ------------
ASSETS
Fixed maturities
    Available for sale, at fair value (amortized cost, 1998: $2,738,654;
         1997: $2,526,554)                                                    $  2,763,926    $  2,563,852
    Held to maturity, at amortized cost (fair value, 1998: $421,845; 1997:
         $350,056)                                                                 410,558         338,848
Equity securities - available for sale, at fair value (cost, 1998: $2,951;           2,847           1,982
1997: $1,289)
Mortgage loans on real estate                                                       17,354          22,787
Policy loans                                                                       766,917         703,955
Short-term investments                                                             240,727         316,355
Other long-term investments                                                          1,047           1,317
                                                                              ------------    ------------
               Total investments                                                 4,203,376       3,949,096
Cash                                                                                89,679          71,358
Deferred policy acquisition costs                                                  861,713         655,242
Accrued investment income                                                           61,114          67,000
Other assets                                                                        65,145          86,692
Separate Account assets                                                         11,531,754       8,022,079
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $ 16,812,781    $ 12,851,467
                                                                              ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                               $  2,696,191    $  2,380,460
Future policy benefits and other policyholder liabilities                          534,599         472,460
Cash collateral for loaned securities                                               73,336         143,421
Securities sold under agreement to repurchase                                       49,708              --
Income taxes payable                                                                44,524          71,703
Net deferred income tax liability                                                  148,834         138,483
Payable to affiliate                                                                66,568          70,375
Other liabilities                                                                   55,038         120,260
Separate Account liabilities                                                    11,490,751       7,948,788
                                                                              ------------    ------------
Total liabilities                                                               15,159,549      11,345,950
                                                                              ------------    ------------
Contingencies (See Note 11)
Stockholder's Equity
Common stock, $10 par value;
    1,000,000 shares, authorized;
    250,000 shares, issued and outstanding at
    December 31, 1998 and 1997                                                       2,500           2,500
Paid-in-capital                                                                    439,582         439,582
Retained earnings                                                                1,202,833       1,050,871

Accumulated other comprehensive income
    Net unrealized investment gains                                                  9,902          17,129
    Foreign currency translation adjustments                                        (1,585)         (4,565)
                                                                              ------------    ------------
Accumulated other comprehensive income                                               8,317          12,564
                                                                              ------------    ------------
Total stockholder's equity                                                       1,653,232       1,505,517
                                                                              ------------    ------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                     $ 16,812,781    $ 12,851,467
                                                                              ============    ============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 1998, 1997 and 1996 (In Thousands)
--------------------------------------------------------------------------------

                                                                    1998                1997                1996
                                                                  ---------           ---------           ---------
REVENUES
Premiums                                                          $  57,467           $  49,496           $  51,525
Policy charges and fee income                                       364,719             330,292             324,976
Net investment income                                               261,430             259,634             247,328
Realized investment gains, net                                       44,841              10,974              10,835
Other income                                                         41,267              33,801              20,818
                                                                  ---------           ---------           ---------

Total revenues                                                      769,724             684,197             655,482
                                                                  ---------           ---------           ---------

BENEFITS AND EXPENSES

Policyholders' benefits                                             186,527             179,419             186,873
Interest credited to policyholders' account balances                118,935             110,815             118,246
General, administrative and other expenses                          228,067             225,721             122,006
                                                                  ---------           ---------           ---------

Total benefits and expenses                                         533,529             515,955             427,125
                                                                  ---------           ---------           ---------

Income from operations before income taxes                          236,195             168,242             228,357
                                                                  ---------           ---------           ---------

Income taxes
   Current                                                           69,768              73,326              60,196
   Deferred                                                          14,465             (11,458)             18,939
                                                                  ---------           ---------           ---------

Total income taxes                                                   84,233              61,868              79,135
                                                                  ---------           ---------           ---------

NET INCOME                                                          151,962             106,374             149,222
                                                                  ---------           ---------           ---------


Other comprehensive income, net of tax:

     Unrealized gains on securities, net of
       reclassification adjustment                                   (7,227)              3,025             (17,952)

     Foreign currency translation adjustments                         2,980              (2,863)               (482)
                                                                  ---------           ---------           ---------

Other comprehensive income                                           (4,247)                162             (18,434)
                                                                  ---------           ---------           ---------

TOTAL COMPREHENSIVE INCOME                                         $ 147,715           $ 106,536           $ 130,788
                                                                  =========           =========           =========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity
Years Ended December 31, 1998, 1997, and 1996 (In Thousands)
--------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                                                                         other            Total
                                                      Common          Paid-in-         Retained      comprehensive     stockholder's
                                                      stock           capital          earnings         income            equity
                                                   -----------      -----------      -----------     -------------     -------------
Balance, January 1, 1996                           $     2,500      $   439,582      $   795,275      $    30,836       $ 1,268,193

    Net income                                              --               --          149,222               --           149,222

    Change in foreign currency
      translation adjustments                               --               --               --             (482)             (482)

    Change in net unrealized
      investment gains, net of
      reclassification  adjustment                          --               --               --          (17,952)          (17,952)

                                                   -----------      -----------      -----------      -----------       -----------

Balance, December 31, 1996                               2,500          439,582          944,497           12,402         1,398,981

    Net income                                              --               --          106,374               --           106,374

    Change in foreign currency
      translation adjustments                               --               --               --           (2,863)           (2,863)

    Change in net unrealized
      investment gains, net of
      reclassification adjustment                           --               --               --            3,025             3,025
                                                   -----------      -----------      -----------      -----------       -----------

Balance, December 31, 1997                               2,500          439,582        1,050,871           12,564         1,505,517

    Net income                                              --               --          151,962               --           151,962

    Change in foreign currency
      translation adjustments                               --               --               --            2,980             2,980

    Change in net unrealized
      investment gains, net  of
      reclassification adjustment                           --               --               --           (7,227)           (7,227)

                                                   -----------      -----------      -----------      -----------       -----------

Balance, December 31, 1998                         $     2,500      $   439,582      $ 1,202,833      $     8,317       $ 1,653,232

                                                   ===========      ===========      ===========      ===========       ============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 1998, 1997, and 1996 (In Thousands)
--------------------------------------------------------------------------------

                                                                                    1998                1997                1996
                                                                                -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   151,962         $   106,374         $   149,222
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                                  (47,230)            (40,783)            (50,286)
     Interest credited to policyholders' account balances                           118,935             110,815             118,246
     Realized investment gains, net                                                 (44,841)            (10,974)            (10,835)
     Amortization and other non-cash items                                           18,611             (31,181)             29,334
     Change in:
         Future policy benefits and other policyholders' liabilities                 62,139              39,683              54,176
         Accrued investment income                                                    5,886              (4,890)             (2,248)
         Separate Accounts                                                           32,288             (13,894)            (38,025)
         Payable to affiliate                                                        (3,807)             20,547              16,519
         Policy loans                                                               (62,962)            (64,173)            (70,509)
         Deferred policy acquisition costs                                         (206,471)            (22,083)            (66,183)
         Income taxes payable                                                       (27,179)             78,894                (816)
         Deferred income tax liability                                               10,351             (10,477)              7,912
         Other, net                                                                 (43,675)             34,577               7,814
                                                                                -----------         -----------         -----------
Cash Flows (Used In) From Operating Activities                                      (35,993)            192,435             144,321
                                                                                -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                                 5,429,396           2,828,665           3,886,254
               Held to maturity                                                      74,767             138,626             138,127
         Equity securities                                                            4,101               6,939               7,527
         Mortgage loans on real estate                                                5,433              24,925              19,226
         Other long-term investments                                                  1,140               3,276                 288
         Investment real estate                                                          --                  --               4,488
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                                (5,617,208)         (3,141,785)         (4,008,810)
               Held to maturity                                                    (145,919)            (70,532)           (114,494)
         Equity securities                                                           (2,274)             (4,594)             (4,697)
         Other long-term investments                                                   (409)                (51)               (657)
     Cash collateral for loaned securities, net                                     (70,085)            143,421                   -
     Securities sold under agreement to repurchase, net                              49,708                   -                   -
     Short-term investments, net                                                     75,771            (147,030)             58,186
                                                                                -----------         -----------         -----------
Cash Flows Used In Investing Activities                                            (195,579)           (218,140)            (14,562)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                                3,098,721           2,099,600             536,370
          Withdrawals                                                            (2,848,828)         (2,076,303)           (633,798)
                                                                                -----------         -----------         -----------
Cash Flows From (Used in) Financing Activities                                      249,893              23,297             (97,428)
                                                                                -----------         -----------         -----------
     Net increase (decrease) in Cash                                                 18,321              (2,408)             32,331
     Cash, beginning of year                                                         71,358              73,766              41,435
                                                                                -----------         -----------         -----------
CASH, END OF PERIOD                                                             $    89,679         $    71,358         $    73,766
                                                                                ===========         ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid (received)                                               $    99,810         $    (7,904)        $    61,760
                                                                                ===========         ===========         ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1.   BUSINESS

Pruco Life Insurance Company (the Company) is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company markets individual life insurance, variable life insurance, variable annuities, fixed annuities, and a group annuity program (the Contracts) in all states and territories except the District of Columbia and Guam. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two wholly owned subsidiaries, Pruco Life Insurance Company of New Jersey (PLNJ) and The Prudential Life Insurance Company of Arizona (PLICA). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, fixed annuities, and variable annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1988 under the laws of the state of Arizona. PLICA had no new business sales in 1997 or 1998 and at this time will not be issuing new business.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America (Prudential), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Prudential is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities. There are approximately 1,620 stock, mutual and other types of insurers in the life insurance business in the United States.


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

Investments

Fixed maturities classified as "available for sale" are carried at estimated fair value. Fixed maturities that the Company has both the intent and ability to hold to maturity are stated at amortized cost and classified as "held to maturity". The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", including the effect on deferred policy acquisition costs and participating annuity contracts that would result from the realization of unrealized gains and losses, net of income taxes, are included in a separate component of equity, "Accumulated other comprehensive income."

Equity securities, available for sale, comprised of common and non-redeemable preferred stock, are carried at estimated fair value. The associated unrealized gains and losses, net of income tax, the effects on deferred policy acquisition costs and on participating annuity contracts that would result from the realization of unrealized gains and losses, are included in a separate component of equity, "Accumulated other comprehensive income."

Mortgage loans on real estate are stated primarily at unpaid principal balances, net of unamortized discounts and allowance for losses. The allowance for losses is based upon a loan specific review and management's consideration of past results, current trends, the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. Impaired loans are identified by management as loans in which a probability exists that all amounts due according to the contractual terms of the loan agreement will not be collected.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

Interest received on impaired loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as revenue, according to management's judgment as to the collectibility of principal. Management discontinues the accrual of interest on impaired loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has serious doubts about collectibility. When a loan is recognized as impaired, any accrued but unpaid interest previously recorded on such loan is reversed against interest income of the current period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where interest has been interrupted for a substantial period, a regular payment performance has been established.

Policy loans are carried at unpaid principal balances.

Short-term investments, consists primarily of highly liquid debt instruments purchased with an original maturity of twelve months or less and are carried at amortized cost, which approximates fair value.

Other long-term investments primarily represent the Company's investments in joint ventures and partnerships in which the Company does not have control. These investments are recorded using the equity method of accounting, reduced for other than temporary declines in value.

Realized investment gains, net are computed using the specific identification method. Costs of fixed maturity and equity securities are adjusted for impairments considered to be other than temporary.

Cash

Cash  includes  cash  on  hand,   amounts  due  from  banks,  and  money  market
instruments.

Deferred Policy Acquisition Costs

The costs which vary with and that are related primarily to the production of new insurance business are deferred to the extent that they are deemed recoverable from future profits. Such costs include certain commissions, costs of policy issuance and underwriting, and certain variable field office expenses. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. Deferred policy acquisition costs are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive income."

Acquisition costs related to interest-sensitive life products and investment-type contracts are deferred and amortized in proportion to total estimated gross profits arising principally from investment results, mortality and expense margins and surrender charges based on historical and anticipated future experience. Amortization periods range from 15 to 30 years. For participating life insurance, deferred policy acquisition costs are amortized over the expected life of the contracts in proportion to estimated gross margins based on historical and anticipated future experience, which is updated periodically. Deferred policy acquisition costs are analyzed to determine if they are recoverable from future income, including investment income. If such costs are determined to be unrecoverable, they are expensed at the time of determination. The effect of revisions to estimated gross profits on unamortized deferred acquisition costs is reflected in earnings in the period such estimated gross profits are revised.

Securities loaned

Securities loaned are treated as financing arrangements and are recorded at the amount of cash received as collateral. The Company obtains collateral in an amount equal to 102% of the fair value of the securities. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Non-cash collateral received is not reflected in the consolidated statements of financial position. Substantially all of the Company's securities loaned are with large brokerage firms.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are treated as financing arrangements and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreements. The Company's policy is to take possession of securities purchased under agreements to resell. The market value of securities to be repurchased is monitored and additional collateral is requested, where appropriate, to protect against credit exposure.

Securities lending and securities repurchase agreements are used to generate net investment income and facilitate trading activity. These instruments are
short-term  in  nature  (usually  30  days  or  less).   Securities  loaned  are
collateralized principally by U.S. Government and mortgage-backed securities. Securities sold under repurchase agreements are collateralized principally by cash. The carrying amounts of these instruments approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

Separate Account Assets and Liabilities

Separate Account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders and other customers. Separate Account assets include common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for Separate Accounts generally accrue to the policyholders and are not included in the Consolidated Statement of Operations. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income."

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

Insurance Revenue and Expense Recognition

Premiums from insurance policies are generally recognized when due. Benefits are recorded as an expense when they are incurred. For traditional life insurance contracts, a liability for future policy benefits is recorded using the net level premium method. For individual annuities in payout status, a liability for future policy benefits is recorded for the present value of expected future payments based on historical experience.

Premiums from non-participating group annuities with life contingencies are generally recognized when due. For single premium immediate annuities, premiums are recognized when due with any excess profit deferred and recognized in a constant relationship to insurance in-force or, for annuities, the amount of expected future benefit payments.

Amounts received as payment for interest-sensitive life, individual annuities, and guaranteed investment contracts are reported as deposits to "Policyholders' account balances." Revenues from these contracts reflected as "Policy charges and fee income" consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges and surrender charges. In addition, interest earned from the investment of these account balances is reflected in "Net investment income." Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of deferred policy acquisition costs.

Foreign Currency Translation Adjustments

Assets and liabilities of the Taiwan branch are translated to U.S. dollars at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. Cumulative translation adjustments arising from the use of differing exchange rates from period to period are charged or credited directly to "Other comprehensive income." The cumulative effect of changes in foreign exchange rates are included in "Accumulated other comprehensive income."

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Income

Other income consists primarily of asset management fees which are received by the Company from Prudential for services Prudential provides to the Prudential Series Fund, an underlying investment option of the Separate Accounts.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include futures, currency swaps, and options contracts and can be exchange-traded or contracted in the over-the-counter market. The Company uses derivative financial instruments to hedge market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or currency exposures arising from mismatches between assets and liabilities. All derivatives used by the Company are for other than trading purposes.

To qualify as a hedge, derivatives must be designated as hedges for existing assets, liabilities, firm commitments, or anticipated transactions which are identified and probable to occur, and effective in reducing the market risk to which the Company is exposed. The effectiveness of the derivatives must be evaluated at the inception of the hedge and throughout the hedge period.

When derivatives qualify as hedges, the changes in the fair value or cash flows of the derivatives and the hedged items are recognized in earnings in the same period. If the Company's use of other than trading derivatives does not meet the criteria to apply hedge accounting, the derivatives are recorded at fair value in "Other liabilities" in the Consolidated Statements of Financial Position, and changes in their fair value are recognized in earnings in "Realized investment gains, net" without considering changes in the hedged assets or liabilities. Cash flows from other than trading derivative assets and liabilities are reported in the operating activities section in the Consolidated Statements of Cash Flows.

Income Taxes

The Company and its subsidiaries are members of the consolidated federal income tax return of Prudential and files separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. Deferred income taxes are generally recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to be realized.

New Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 became effective January 1, 1997 and is to be applied prospectively. Subsequent to June 1996, FASB issued SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of SFAS 125" ("SFAS 127"). SFAS 127 delays the implementation of SFAS 125 for one year for certain transactions, including repurchase agreements, dollar rolls, securities lending and similar transactions. Adoption of SFAS 125 did not have a material impact on the Company's results of operations, financial position and liquidity.

During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which was issued by the FASB in June 1997. This statement defines comprehensive income and establishes standards for reporting and displaying comprehensive income and its components in financial statements. The statement requires that the Company classify items of other comprehensive income by their nature and display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the Statement of Financial Position. Application of this statement did not change recognition or measurement of net income and, therefore, did not affect the Company's financial position or results of operations.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 1, 1999,  the Company  adopted the  American  Institute  of Certified
Public Accountants ("AICPA") Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). This statement provides guidance for determining when an insurance company or other enterprise should recognize a liability for guaranty-fund assessments as well as guidance for measuring the liability. The adoption of SOP 97-3 is not expected to have a material effect on the Company's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (foreign currency hedge).

SFAS No. 133 does not apply to most traditional insurance contracts. However, certain hybrid contracts that contain features which can affect settlement amounts similarly to derivatives may require separate accounting for the "host contract" and the underlying "embedded derivative" provisions. The latter provisions would be accounted for as derivatives as specified by the statement.

Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the foreign currency translation adjustment. For all other derivatives not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. The Company is required to adopt this Statement no later than January 1, 2000 and is currently assessing the effect of the new standard.

In  October,  1998,  the AICPA  issued  Statement  of  Position  98-7,  "Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," ("SOP 98-7"). This statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. SOP 98-7 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

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

--------------------------------------------------------------------------------


3.   INVESTMENTS

Fixed Maturities and Equity Securities:

The following tables provide additional information relating to fixed maturities and equity securities as of December 31,:

                                                                                                  1998
                                                                    ----------------------------------------------------------------
                                                                                        Gross             Gross
                                                                    Amortized         Unrealized        Unrealized        Estimated
                                                                       Cost             Gains             Losses          Fair Value
                                                                    ----------        ----------        ----------        ----------
                                                                                             (In Thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
     U.S. government corporations and agencies                         110,294               864               318           110,840

Foreign government bonds                                                87,112             2,003               696            88,419

Corporate securities                                                 2,540,498            30,160             6,897         2,563,761

Mortgage-backed securities                                                 750               156                --               906
                                                                    ----------        ----------        ----------        ----------
Total fixed maturities available for sale                           $2,738,654        $   33,183        $    7,911        $2,763,926
                                                                    ==========        ==========        ==========        ==========

  Equity securities available for sale                              $    2,951        $      168        $      272        $    2,847
                                                                    ==========        ==========        ==========        ==========

  Fixed maturities held to maturity
  Corporate securities                                              $  410,558        $   11,287        $       --        $  421,845
                                                                    ----------        ----------        ----------        ----------
  Total fixed maturities held to maturity                           $  410,558        $   11,287        $       --        $  421,845
                                                                    ==========        ==========        ==========        ==========


                                                                                                  1997
                                                                    ----------------------------------------------------------------
                                                                                        Gross             Gross
                                                                    Amortized         Unrealized        Unrealized        Estimated
                                                                       Cost             Gains             Losses          Fair Value
                                                                    ----------        ----------        ----------        ----------
                                                                                             (In Thousands)
  Fixed maturities available for sale
  U.S. Treasury securities and obligations of
       U.S. government corporations and agencies                    $  177,691        $    1,231        $       20        $  178,902

  Foreign government bonds                                              83,889             1,118                19            84,988

  Corporate securities                                               2,263,898            36,857             2,017         2,298,738

  Mortgage-backed securities                                             1,076               180                32             1,224
                                                                    ----------        ----------        ----------        ----------
  Total fixed maturities available for sale                         $2,526,554        $   39,386        $    2,088        $2,563,852
                                                                    ==========        ==========        ==========        ==========

  Equity securities available for sale                              $    1,289        $      802        $      109        $    1,982
                                                                    ==========        ==========        ==========        ==========

  Fixed maturities held to maturity
  Corporate securities                                              $  338,848        $   11,427        $      219        $  350,056
                                                                    ----------        ----------        ----------        ----------
  Total fixed maturities held to maturity                           $  338,848        $   11,427        $      219        $  350,056
                                                                    ==========        ==========        ==========        ==========

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


3.   INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, categorized by contractual maturities at December 31, 1998 are shown below:

                                                     Available for Sale                         Held to Maturity
                                               --------------------------------        ---------------------------------
                                               Amortized         Estimated Fair         Amortized         Estimated Fair
                                                 Cost                Value                Cost                 Value
                                               ---------         --------------        ----------         --------------
                                                       (In Thousands)                          (In Thousands)
Due in one year or less                        $   72,931          $   73,254          $    3,036          $    3,064

Due after one year through five years           1,050,981           1,059,389             193,749             201,136

Due after five years through ten years          1,142,507           1,156,664             155,568             158,801

Due after ten years                               471,485             473,713              58,205              58,844

Mortgage-backed securities                            750                 906                  --                  --
                                               ----------          ----------          ----------          ----------
Total                                          $2,738,654          $2,763,926          $  410,558          $  421,845
                                               ==========          ==========          ==========          ==========


Actual maturities will differ from contractual maturities because, in certain circumstances, issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 1998, 1997, and 1996 were $5,327.3 million, $2,796.3 million, and $3,667.1 million, respectively. Gross gains of $46.3 million, $18.6 million, and $22.1 million and gross losses of $14.1 million, $7.9 million, and $17.6 million were realized on those sales during 1998, 1997, and 1996, respectively.

Proceeds from the maturity of fixed maturities available for sale during 1998, 1997, and 1996 were $102.1 million, $32.4 million, and $219.2 million, respectively. During the years ended December 31, 1998, 1997, and 1996, there were no securities classified as held to maturity that were sold.

Writedowns for impairments of fixed maturities which were deemed to be other than temporary were $2.8 million, $.1 million and $.1 million for the years 1998, 1997 and 1996, respectively.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


3.   INVESTMENTS (continued)

The following table describes the credit quality of the fixed maturity portfolio, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") or Standard & Poor's Corporation, an independent rating agency as of December 31, 1998:

                                                              Available for Sale                          Held to Maturity
                                                       ------------------------------          -------------------------------------

                                                        Amortized        Estimated Fair         Amortized        Estimated Fair
                                                          Cost               Value                Cost               Value
                                                       ----------        --------------        ----------        --------------
                                                               (In Thousands)                          (In Thousands)
 NAIC      Standard & Poor's
  1          AAA to AA-                                $1,195,301          $1,211,995          $  180,070          $  186,683
  2          BBB+ to BBB-                               1,254,522           1,263,656             182,298             185,417
  3          BB+ to BB-                                   201,033             204,278              39,346              40,654
  4          B+ to B-                                      59,799              57,695               8,821               9,068
  5          CCC or lower                                  27,552              26,061                  --                  --
  6          In or near default                               447                 241                  23                  23
                                                       ----------          ----------          ----------          ----------
             Total                                     $2,738,654          $2,763,926          $  410,558          $  421,845
                                                       ==========          ==========          ==========          ==========


The fixed maturity portfolio consists largely of investment grade assets (rated "1" or "2" by the NAIC), with such investments accounting for 89% and 94% of the portfolio at December 31, 1998 and 1997, respectively, based on fair value. As of both of those dates, less than 1% of the fixed maturities portfolio was rated "6" by the NAIC, defined as public and private placement securities which are currently non-performing or believed subject to default in the near-term.

The Company continually reviews fixed maturities and identifies potential problem assets which require additional monitoring. The Company defines "problem" fixed maturities as those for which principal and/or interest payments are in default. The Company defines "potential problem" fixed maturities as assets which are believed to present default risk associated with future debt service obligations and therefore require more active management. At December 31, 1998 management identified $264.0 thousand of fixed maturity investments as problem or potential problem. An immaterial amount of problem or potential problem fixed maturities were identified in 1997.

Mortgage Loans on Real Estate

The Company's mortgage loans were collateralized by the following property types at December 31, 1998 and 1997.


                                            1998                 1997
                                    ------------------   -------------------
                                                (In Thousands)

     Office buildings               $    --        --    $ 4,607        20%

     Retail stores                    7,356        42%     8,090        35%

     Apartment complexes              5,988        35%     6,080        27%

     Industrial buildings             4,010        23%     4,010        18%
                                    ------------------   ------------------
           Net carrying value       $17,354       100%   $22,787       100%
                                    ==================   ==================

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


3.   INVESTMENTS (continued)

The largest concentration of mortgage loans are in the states of Pennsylvania (35%), Washington (34%), and New Jersey (23%).

Special Deposits

Fixed maturities of $8.6 million and $8.3 million at December 31, 1998 and 1997, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.

Other Long-Term Investments

The Company's "Other long-term investments" of $1.0 million and $1.3 million as of December 31, 1998 and 1997, respectively, are comprised of joint ventures and limited parterships. The Company's share of net income from these entities was $.1 million, $2.2 million and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, and is reported in "Net investment income."

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                               1998         1997         1996
                                            ---------    ---------    ---------
                                                      (In Thousands)

  Fixed maturities - available for sale     $ 179,184    $ 161,140    $ 152,445
  Fixed maturities - held to maturity          26,128       26,936       33,419
  Equity securities                                14           76           44
  Mortgage loans on real estate                 1,818        2,585        5,669
  Policy loans                                 40,928       37,398       33,449
  Short-term investments                       23,110       22,011       16,780
  Other                                         6,886       14,920       10,051
                                            ---------    ---------    ---------
  Gross investment income                     278,068      265,066      251,857
       Less:  investment expenses             (16,638)      (5,432)      (4,529)
                                            ---------    ---------    ---------
  Net investment income                     $ 261,430    $ 259,634    $ 247,328
                                            =========    =========    =========


Realized investment gains ,net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:


                                               1998         1997         1996
                                            ---------    ---------    ---------
                                                      (In Thousands)

  Fixed maturities - available for sale     $  29,330    $   9,039    $   9,036
  Fixed maturities - held to maturity             487          821           --
  Equity securities                             3,489            8          781
  Mortgage loans on real estate                    --          797        1,677
  Derivative instruments                       12,414           --           --
  Other                                          (879)         309         (659)
                                            ---------    ---------    ---------

  Realized investment gains, net            $  44,841    $  10,974    $  10,835
                                            =========    =========    =========

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


3.   INVESTMENTS (continued)


Net Unrealized Investment Gains

Net unrealized investment gains on securities available for sale are included in the Consolidated Statement of Financial Position as a component of "Accumulated other comprehensive income." Changes in these amounts include reclassification adjustments to avoid double-counting in "Comprehensive income," items that are included as part of "Net income" for a period that also have been part of "Other comprehensive income" in earlier periods. The amounts for the years ended December 31, net of tax, are as follows:

                                                                                 1998            1997            1996
                                                                               --------        --------        --------
                                                                                            (In Thousands)
Net unrealized investment gains, beginning of year                             $ 17,129        $ 14,104        $ 32,056
Changes in net unrealized investment gains attributable to:
  Investments:
    Net unrealized gains on investments arising during the period                14,593          13,880         (20,405)
    Reclassification adjustment for gains included in net income                 22,799           6,680           6,165
                                                                               --------        --------        --------
    Change in net unrealized gains on investments, net of adjustments            (8,206)          7,200         (26,570)
Impact of net unrealized investment gains on:
  Policyholder's account balances                                                (1,063)          1,293          (2,467)
  Deferred policy acquisition costs                                               2,042          (5,468)         11,085
                                                                               --------        --------        --------
Change in net unrealized investment gains                                        (7,227)          3,025         (17,952)
                                                                               --------        --------        --------
Net unrealized investment gains, end of year                                   $  9,902        $ 17,129        $ 14,104
                                                                               ========        ========        ========


Unrealized gains (losses) on investments arising during the periods reported in the above table are net of income tax (benefit) expense of $(8.2) million, $(7.6) million and $12.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Reclassification adjustments reported in the above table for the years ended December 31, 1998, 1997 and 1996 are net of income tax expense of $12.8 million, $3.6 million and $3.8 million, respectively.

Policyholder's account balances reported in the above table are net of income tax (benefit) expense of $(.2) million, $.0 million and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Deferred  policy  acquisition  costs in the above  tables  for the  years  ended
December 31, 1998, 1997 and 1996 are net of income tax (benefit) expense of $(1.1) million, $2.9 million and $(6.2) million, respectively.


4.   POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31 are as follows:

                                                     1998            1997
                                                   --------        --------
                                                        (In Thousands)

              Life insurance                       $506,249        $444,737
              Annuities                              28,350          27,723

                                                   --------        --------
                                                   $534,599        $472,460
                                                   ========        ========

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


4.   POLICYHOLDERS' LIABILITIES (continued)

Life  insurance  liabilities  include  reserves  for  death  benefits.   Annuity
liabilities include reserves for immediate annuities.

The following table highlights the key assumptions generally utilized in calculating these reserves:

          Product                         Mortality             Interest Rate           Estimation Method
------------------------------    -------------------------     -------------        -----------------------
Life insurance - Domestic         Generally rates               2.5% to 7.5%         Net level premium based
                                  guaranteed in                                      on non-forfeiture
                                  calculating cash                                   interest rate
                                  surrender values

Life insurance - International    Generally rates               6.25% to 6.5%        Net level premium based
                                  guaranteed in                                      on the expected
                                  calculating cash                                   investment return
                                  surrender values

Individual immediate annuities    1983 Individual Annuity       6.25% to 11.0%       Present value of
                                  Mortality Table with                               expected future payment
                                  certain modifications                              based on historical
                                                                                     experience


Policyholders' account balances at December 31, are as follows:


                                                       1998         1997
                                                    ----------   ----------
                                                        (In Thousands)

              Interest-sensitive life contracts     $1,386,829   $1,345,089
              Individual annuities                   1,077,996    1,035,371
              Guaranteed investment contracts          231,366           --
                                                    ----------   ----------
                                                    $2,696,191   $2,380,460
                                                    ==========   ==========

Policyholders' account balances for interest-sensitive life, individual annuities, and guaranteed investment contracts are equal to policy account values plus unearned premiums. The policy account values represent an accumulation of gross premium payments plus credited interest less withdrawals, expenses, mortality charges.

Certain contract provisions that determine the policyholder account balances are as follows:

            Product                       Interest Rate          Withdrawal / Surrender Charges
---------------------------------         --------------       ----------------------------------
Interest sensitive life contracts         4.0% to 6.5%         Various up to 10 years

Individual annuities                      3.0% to 5.6%         0% to 8% for up to 8 years

Guaranteed investment contracts           5.02% to 6.23%       Subject to market value withdrawal
                                                               provisions for any funds withdrawn
                                                               other than for benefit responsive
                                                               and contractual payments

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


5.   REINSURANCE

The Company participates in reinsurance, with Prudential and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Reinsurance ceded arrangements do not discharge the Company or the insurance subsidiaries as the primary insurer, except for cases involving a novation. Ceded balances would represent a liability to the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance amounts included in the Consolidated Statement of Operations for the year ended December 31 are below.


                                              1998        1997        1996
                                            --------    --------    --------
                                                     (In Thousands)

     Direct Premiums                        $ 65,423    $ 51,851    $ 53.776
         Reinsurance assumed                   1,395       1,369       1,128
         Reinsurance ceded - affiliated       (6,532)       (686)       (254)
         Reinsurance ceded - unaffiliated     (2,819)     (3,038)     (3,125)
                                            --------    --------    --------
     Premiums                               $ 57,467    $ 49,496    $ 51,525
                                            ========    ========    ========
     Policyholders' benefits ceded          $ 27,991    $ 25,704    $ 26,796
                                            ========    ========    ========


Reinsurance   recoverables,   included  in  "Other   assets"  in  the  Company's
Consolidated Statements of Financial Position, at December 31 include amounts recoverable on unpaid and paid losses and were as follows:


                                                         1998        1997
                                                        -------     -------
                                                           (In Thousands)

              Life insurance - affiliated               $ 6,481     $ 2,618
              Other reinsurance - affiliated             21,650      23,243
                                                        -------     -------
                                                        $28,131     $25,861
                                                        =======     =======

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


6.   EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has a non-contributory defined benefit pension plan which covers substantially all of its Taiwanese employees. This plan was established as of September 30, 1997 and the projected benefit obligation and related expenses at September 30, 1998 was not material to the Consolidated Statements of Financial Position or results of operations for the years presented. All other employee benefit costs are allocated to the Company from Prudential in accordance with the service agreement described in Note 13.


7.   INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:


                                                1998        1997        1996
                                              --------    --------    --------
                                                       (In Thousands)
        Current tax expense (benefit):
           U.S                                $ 67,272    $ 71,989    $ 59,489
           State and local                       2,496       1,337         703
           Foreign                                  --          --           4
                                              --------    --------    --------
           Total                                69,768      73,326      60,196
                                              --------    --------    --------


        Deferred tax expense (benefit):
           U.S                                  14,059     (11,458)     18,413
           State and local                         406          --         526
                                              --------    --------    --------
           Total                                14,465     (11,458)     18,939
                                              --------    --------    --------

         Total income tax expense             $ 84,233    $ 61,868    $ 79,135
                                              ========    ========    ========


The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:


                                                1998        1997        1996
                                              --------    --------    --------
                                                       (In Thousands)

        Expected federal income tax expense   $ 82,668    $ 58,885    $ 79,925
        State and local income taxes             1,886         869         799
        Other                                     (321)      2,114      (1,589)
                                              --------    --------    --------
        Total income tax expense              $ 84,233    $ 61,868    $ 79,135
                                              ========    ========    ========

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


7.   INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:


                                                          1998       1997
                                                        --------   --------
                                                          (In Thousands)
           Deferred tax assets
                Insurance reserves                      $ 93,564   $ 52,144
                                                        --------   --------
                Deferred tax assets                       93,564     52,144
                                                        --------   --------

           Deferred tax liabilities
                Deferred acquisition costs               224,179    167,128
                Net investment gains                      12,241     16,068
                Other                                      5,978      7,431
                                                        --------   --------
                Deferred tax liabilities                 242,398    190,627
                                                        --------   --------

           Net deferred tax liability                   $148,834   $138,483
                                                        ========   ========


Management believes that based on its historical pattern of taxable income, the Company and its subsidiaries will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 1998 and 1997, respectively, the Company and its subsidiaries had no federal or state operating loss carryforwards for tax purposes.

The Internal Revenue Service (the "Service") has completed examinations of all consolidated federal income tax returns through 1989. The Service has examined the years 1990 through 1992. Discussions are being held with the Service with respect to proposed adjustments. However, management believes there are adequate defenses against, or sufficient reserves to provide for, such adjustments. The Service has begun their examination of the years 1993 through 1995.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


8.   EQUITY

Reconciliation of Statutory Surplus and Net Income

Accounting practices used to prepare statutory financial statements for regulatory purposes differ in certain instances from GAAP. The following table reconciles the Company's statutory net income and surplus as of and for the years ended December 31, determined in accordance with accounting practices prescribed or permitted by the Arizona and New Jersey Departments of Banking and Insurance with net income and equity determined using GAAP.


                                          1998         1997         1996
                                        ---------    ---------    ---------
                                                  (In Thousands)
Statutory net income                    $ (33,097)   $  12,778    $  48,846

Adjustments to reconcile to net
  income on a GAAP basis:
     Statutory income of subsidiaries      18,953       18,553       25,001
     Deferred acquisition costs           202,375       38,003       48,862
     Deferred premium                       2,625        1,144        1,295
     Insurance liabilities                (24,942)      26,517       28,662
     Deferred taxes                       (14,465)      11,458      (18,939)
     Valuation of investments              20,077          506          365
     Other, net                           (19,564)      (2,585)      15,130
                                        ---------    ---------    ---------
GAAP net income                         $ 151,962    $ 106,374    $ 149,222
                                        =========    =========    =========





                                                 1998           1997
                                             -----------    -----------
                                                   (In Thousands)
  Statutory surplus                          $   931,164    $   853,130

  Adjustments to reconcile to equity
    on a GAAP basis:
       Valuation of investments                  117,254         97,787
       Deferred acquisition costs                861,713        655,242
       Deferred premium                          (15,625)       (14,817)
       Insurance liabilities                    (133,811)      (107,525)
       Deferred taxes                           (148,834)      (138,483)
       Other, net                                 41,371        160,183
                                             -----------    -----------
  GAAP stockholder's equity                  $ 1,653,232    $ 1,505,517
                                             ===========    ===========




9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values presented below have been determined using available information and valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. Accordingly, such estimates presented may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following methods and assumptions were used in calculating the estimated fair values (for all other financial instruments presented in the table, the carrying value approximates estimated fair value).

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Fixed maturities and Equity securities

Estimated fair values for fixed maturities and equity securities, other than private placement securities, are based on quoted market prices or estimates from independent pricing services. Fair values for private placement securities are estimated using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for the type of issue, its current credit quality and its remaining average life. The estimated fair value of certain non-performing private placement securities is based on amounts estimated by management.

Mortgage loans on real estate

The estimated fair value of the mortgage loan portfolio is primarily based upon the present value of the scheduled future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for a similar quality mortgage.

Policy loans

The estimated fair value of policy loans is calculated  using a discounted  cash
flow  model  based  upon  current  U.S.   Treasury  rates  and  historical  loan
repayments.

Policyholders' account balances

Estimated fair values of policyholders' account balances are derived by using discounted projected cash flows, based on interest rates being offered for similar contracts, with maturities consistent with those remaining for the contracts being valued.

Derivative financial instruments

The fair value of futures is estimated based on market quotes for a transactions with similar terms.

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31,:

                                                        1998                                   1997
                                          -------------------------------       ---------------------------------
                                            Carrying           Estimated          Carrying            Estimated
                                             Value            Fair Value            Value             Fair Value
                                          -----------         -----------       -------------         -----------
                                                                        (In Thousands)
Financial Assets:
     Fixed maturities:
          Available for sale              $ 2,763,926         $ 2,763,926         $ 2,563,852         $ 2,563,852
          Held to maturity                    410,558             421,845             338,848             350,056
     Equity securities                          2,847               2,847               1,982               1,982
     Mortgage loans                            17,354              19,465              22,787              24,994
     Policy loans                             766,917             806,099             703,955             703,605
     Short-term investments                   240,727             240,727             316,355             316,355
     Cash                                      89,679              89,679              71,358              71,358
     Separate Account assets               11,531,754          11,531,754           8,022,079           8,022,079

Financial Liabilities:
     Policyholders'
        account balances                  $ 2,696,191         $ 2,703,725         $ 2,380,460         $ 2,374,040
     Cash collateral for loaned
        securities                            123,044             123,044             143,421             143,421
     Separate Account liabilities          11,490,751          11,490,751           7,948,788           7,948,788
     Derivatives                                1,723               2,374                 653                 653

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


10.  DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTUMENTS

Futures & Options

The Company uses exchange-traded Treasury futures and options to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring. The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange. The fair value of futures and options is estimated based on market quotes for a transaction with similar terms.

Under exchange-traded futures, the Company agrees to purchase a specified number of contracts with other parties and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. Futures are typically used to hedge duration mismatches between assets and liabilities by replicating Treasury performance. Treasury futures move substantially in value as interest rates change and can be used to either generate new or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

For futures that meet hedge accounting criteria, changes in their fair value are deferred and recognized as an adjustment to the carrying value of the hedged item. Deferred gains or losses from the hedges for interest-bearing financial instruments are amortized as a yield adjustment over the remaining lives of the hedged item. Futures that do not qualify as hedges are carried at fair value with changes in value reported in current period earnings. The notional value of futures contracts was $40.8 million and $115.7 million at December 31, 1998 and 1997, respectively. The fair value of futures contracts was immaterial at December 31, 1998 and 1997.

When the Company anticipates a significant decline in the stock market which will correspondingly affect its diversified portfolio, it may purchase put index options where the basket of securities in the index is appropriate to provide a hedge against a decrease in the value of the equity portfolio or a portion thereof. This strategy effects an orderly sale of hedged securities. When the Company has large cash flows which it has allocated for investment in equity securities, it may purchase call index options as a temporary hedge against an increase in the price of the securities it intends to purchase. This hedge permits such investment transactions to be executed with the least possible adverse market impact.

Option premium paid or received is reported as an asset or liability and amortized into income over the life of the option. If options meet the criteria for hedge accounting, changes in their fair value are deferred and recognized as an adjustment to the hedged item. Deferred gains or losses from the hedges for interest-bearing financial instruments are recognized as an adjustment to interest income or expense of the hedged item. If the options do not meet the criteria for hedge accounting, they are fair valued, with changes in fair value reported in current period earnings. The fair value of options was immaterial at December 31, 1998, and there were no options in 1997.

Currency Derivatives

The Company uses currency swaps to reduce market risks from changes in currency values of investments denominated in foreign currencies that the Company either holds or intends to acquire and to alter the currency exposures arising from mismatches between such foreign currencies and the US Dollar.

Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

If currency derivatives are effective as hedges of foreign currency translation and transaction exposures, gains or losses are recorded in "Foreign currency translation adjustments". If currency derivatives do not meet hedge accounting criteria, gains or losses from those derivatives are recognized in current period earnings.

As of December 31, 1998, the notional value of the swaps was $40.5 million with a fair value of ($2.3) million. There were no currency swaps at year end 1997.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


10.  DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTUMENTS (continued)

Credit Risk

The current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. Credit risk is managed by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. The Company also attempts to minimize its exposure to credit risk through the use of various credit monitoring techniques. As of December 31, 1998, 47% of notional consisted of interest rate derivatives, 47% of notional consisted of foreign currency derivatives, and 6% of notional consisted of equity derivatives.


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


12.  DIVIDENDS

The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any twelve month period without notification or approval is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations and the Company's surplus position at December 31, 1998, the Company would not be permitted a dividend distribution in 1998.


13.  RELATED PARTY TRANSACTIONS

Service Agreements

Prudential and Pruco Life operate under service and lease agreements whereby services of officers and employees (except for those agents employed by the Company in Taiwan), supplies, use of equipment and office space are provided by Prudential. The net cost of these services allocated to the Company were $269.9 million, $139.5 million and $101.7 million for the years ended December 31, 1998, 1997, and 1996, respectively. These costs are treated in a manner consistent with the Company's policy on deferred acquisition costs.

Prudential and Pruco Life have an agreement with respect to administrative services for the Prudential Series Fund. The Company invests in the various portfolios of the Series Fund through the Separate Accounts. Under this agreement, Prudential pays compensation to Pruco Life in the amount equal to a portion of the gross investment advisory fees paid by the Prudential Series Fund. The Company received from Prudential its allocable share of such compensation in the amount of $40.1 million, $29.4 million and $19.1 million during 1998, 1997 and 1996, respectively, recorded in other income.

Reinsurance

The Company currently has three reinsurance agreements in place with Prudential (the reinsurer). Specifically a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract, and two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the years ended December 31, 1998, 1997, and 1996.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


13.  RELATED PARTY TRANSACTIONS (continued)

Debt Agreements

In July 1998, the Company established a revolving line of credit facility of up to $300 million with Prudential Funding Corporation, a wholly owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of December 31, 1998.