Form 10-Q
period 1999-03-31
PRUCO LIFE INSURANCE CO
filed 1999-05-17
CIK 777917

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

               For the quarterly period ended March 31, 1999

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


                                 (973) 802-5740
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 17, 1999. Common stock, par value of $10 per share:
250,000 shares outstanding.

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE NO.
                                                                                                  --------
                  COVER PAGE                                                                             1

                  INDEX                                                                                  2

PART I - FINANCIAL INFORMATION

         ITEM 1.  (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

                  STATEMENTS OF FINANCIAL POSITION
                  MARCH 31, 1999 AND DECEMBER 31, 1998                                                   3

                  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998                                             4

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                  THREE MONTHS ENDED MARCH 31, 1999 AND THE YEAR ENDED DECEMBER 31, 1998                 5

                  STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998                                             6

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                                         7


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS                                                                  8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                            10

PART II - OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                             11

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                      12

         SIGNATURE PAGE                                                                                 13

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
MARCH 31, 1999 AND DECEMBER 31, 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                 MARCH 31,    DECEMBER 31,
                                                                                  1999           1998
                                                                              ------------    ------------

ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 1999: $2,635,172;     $  2,638,138    $  2,763,926
       1998: $2,738,654)
     Held to maturity, at amortized cost (fair value, 1999: $421,172;
       1998: $421,845)                                                             416,380         410,558
Equity securities - available for sale, at fair value (cost, 1999: $3,714;           3,316           2,847
   1998: $2,951)
Mortgage loans on real estate                                                       17,117          17,354
Policy loans                                                                       782,714         766,917
Short-term investments                                                             295,639         240,727
Other long-term investments                                                          1,046           1,047
                                                                              ------------    ------------
               Total investments                                                 4,154,350       4,203,376
Cash                                                                               108,198          89,679
Deferred policy acquisition costs                                                  897,183         861,713
Accrued investment income                                                           65,388          61,114
Other assets                                                                        68,275          65,145
Separate Account assets                                                         12,239,534      11,531,754
                                                                              ------------    ------------
TOTAL ASSETS                                                                  $ 17,532,928    $ 16,812,781
                                                                              ============    ============
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                               $  2,723,256    $  2,701,984
Future policy benefits and other policyholder liabilities                          512,758         528,806
Cash collateral for loaned securities                                              128,635          73,336
Securities sold under agreement to repurchase                                       23,449          49,708
Income taxes payable                                                                11,376          44,524
Net deferred income tax liability                                                  155,058         148,834
Payable to affiliate                                                                51,651          66,568
Other liabilities                                                                   67,983          55,038
Separate Account liabilities                                                    12,195,943      11,490,751
                                                                              ------------    ------------
TOTAL LIABILITIES                                                               15,870,109      15,159,549
                                                                              ------------    ------------
CONTINGENCIES (SEE NOTE 2)
STOCKHOLDER'S EQUITY
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding at
        March 31, 1999 and December 31, 1998                                         2,500           2,500
Paid-in-capital                                                                    439,582         439,582
Retained earnings                                                                1,222,401       1,202,833
Accumulated other comprehensive income
    Net unrealized investment gains                                                     32           9,902
    Foreign currency translation adjustments                                        (1,696)         (1,585)
                                                                              ------------    ------------
Accumulated other comprehensive income                                              (1,664)          8,317
                                                                              ------------    ------------
TOTAL STOCKHOLDER'S EQUITY                                                       1,662,819       1,653,232
                                                                              ------------    ------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                     $ 17,532,928    $ 16,812,781
                                                                              ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                    THREE MONTHS ENDED MARCH 31,

                                                          1999         1998
                                                       ---------    ---------

REVENUES

Premiums                                               $  13,708    $  11,707
Policy charges and fee income                             93,013       77,905
Net investment income                                     69,813       64,115
Realized investment (losses) gains, net                   (5,023)       5,439
Asset management fee income                               11,209        9,410
Other income                                               1,279          813
                                                       ---------    ---------
TOTAL REVENUES                                           183,999      169,389
                                                       ---------    ---------
BENEFITS AND EXPENSES
Policyholders' benefits                                   52,910       40,911
Interest credited to policyholders' account balances      31,262       25,359
General, administrative and other expenses                68,980       50,921
                                                       ---------    ---------
TOTAL BENEFITS AND EXPENSES                              153,152      117,191
                                                       ---------    ---------
Income before income taxes                                30,847       52,198
                                                       ---------    ---------
Income taxes                                              11,279       19,058
                                                       ---------    ---------
NET INCOME                                             $  19,568    $  33,140
                                                       ---------    ---------
Other comprehensive income, net of tax:
     Unrealized (losses) gains on securities, net
     of reclassification adjustment                       (9,870)      (4,784)
     Foreign currency translation adjustments               (111)        (119)
                                                       ---------    ---------
Other comprehensive income                                (9,981)      (4,903)
                                                       ---------    ---------
TOTAL COMPREHENSIVE INCOME                             $   9,587    $  28,237
                                                       =========    =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND
THE YEAR ENDED DECEMBER 31, 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------




                                                                            ACCUMULATED
                                                                               OTHER          TOTAL
                                    COMMON         PAID-IN-      RETAINED   COMPREHENSIVE  STOCKHOLDER'S
                                     STOCK         CAPITAL       EARNINGS      INCOME         EQUITY
                                   ----------    -----------   -----------  ------------   -----------
BALANCE,  DECEMBER 31, 1997        $    2,500   $   439,582   $ 1,050,871   $    12,564    $ 1,505,517

    Net income                          --            --          151,962          --          151,962
    Change in foreign currency
        translation adjustments         --            --            --            2,980          2,980
    Change in net unrealized
        investment losses,
        net of reclassification
        adjustment                      --            --            --           (7,227)        (7,227)
                                   ----------   -----------   -----------   ------------   -----------
BALANCE,  DECEMBER 31, 1998        $    2,500   $   439,582   $ 1,202,833   $     8,317    $ 1,653,232

    Net income                          --            --           19,568          --           19,568
    Change in foreign currency
        translation adjustments         --            --            --             (111)          (111)
    Change in net unrealized
        investment losses,
        net of reclassification
        adjustment                      --            --            --           (9,870)        (9,870)
                                   ----------   -----------   -----------   ------------   -----------
BALANCE,  MARCH 31, 1999           $    2,500   $   439,582   $ 1,222,401   $    (1,664)   $ 1,662,819
                                   ==========   ===========   ===========   ===========    ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            1999           1998
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $    19,568    $    33,140
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Policy charges and fee income                                          (15,543)       (13,365)
     Interest credited to policyholders' account balances                    31,262         25,359
     Realized investment gains, net                                           5,023         (5,439)
     Amortization and other non-cash items                                   12,611          1,982
     Change in:
         Future policy benefits and other policyholder liabilities          (16,048)         6,881
         Accrued investment income                                           (4,274)         1,457
         Separate Accounts                                                   (2,588)         3,093
         Payable to affiliate                                               (14,917)         8,822
         Policy loans                                                       (15,797)       (17,686)
         Deferred policy acquisition costs                                  (35,470)       (32,252)
         Income taxes payable                                               (33,148)        16,295
         Deferred income tax liability                                        6,224           (814)
         Other, net                                                           9,815         (2,205)
                                                                        -----------    -----------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES                              (53,282)        25,268
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                         1,299,549      1,398,316
               Held to maturity                                              11,843         20,878
         Equity securities                                                        1             27
         Mortgage loans on real estate                                          237            206
         Other long-term investments                                             34           --
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                        (1,200,898)    (1,266,223)
               Held to maturity                                             (17,670)        (3,855)
         Equity securities                                                     (764)          (146)
         Other long-term investments                                            (33)          (376)
     Cash collateral for loaned securities, net                              55,299        (65,959)
     Securities sold under agreement to repurchase, net                     (26,259)          --
     Short-term investments, net                                            (54,927)      (101,614)
                                                                        -----------    -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                               66,412        (18,746)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                          665,120        700,997
          Withdrawals                                                      (659,731)      (691,009)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES                                          5,389          9,988
                                                                        -----------    -----------
     Net increase in Cash                                                    18,519         16,510
     Cash, beginning of year                                                 89,679         71,358
                                                                        -----------    -----------
CASH, END OF PERIOD                                                     $   108,198    $    87,868
                                                                        ===========    ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pruco Life Insurance Company (the Company) have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles (GAAP) for interim financial information. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for that year.

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals and elimination of intercompany balances and transactions, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

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

3. RELATED PARTY TRANSACTIONS

Prudential and the Company have an agreement with respect to administrative services for the Prudential Series Fund. The Company invests in the various portfolios of the Series Fund through the Separate Accounts. Under this agreement, Prudential pays compensation to the Company in the amount equal to a portion of the gross investment advisory fees paid by the Prudential Series Fund. This is recorded as "Asset management fee income" on the Statements of Operations and Comprehensive Income.

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

The Company held $17.5 billion in assets at March 31, 1999 compared to $16.8 billion at December 31, 1998, of which $12.2 billion and $11.5 billion were held in Separate Accounts in 1999 and 1998, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of general account investments and deferred policy acquisition costs.

1. RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999 was $19.6 million, a decrease of $13.5 million or 40.8% from $33.1 million earned in the three months ended March 31, 1998.

Total insurance revenues, consisting of premiums and policy charges and fee income, increased $17.1 million for the three months ended March 31, 1999 to $106.7 million from $89.6 million for the three months ended March 31, 1998. The Discovery Select Variable Annuity has been a successful product which continues to generate significant sales. The Company also has a relatively new variable universal life (VUL) insurance product, which provides an option to the customer to select proprietary or non-proprietary mutual fund investments. Favorable market conditions have provided a stimulus to investors to purchase mutual fund shares and annuities, including the VUL and Discovery Select products. Increased sales and appreciation in Separate Account asset values contributed to the growth in assets under management and consequently on fees earned. For Discovery Select, the growth in Separate Account assets under management surpassed March 31, 1998 balances by $2.6 billion for a total of $5.1 billion as of March 31, 1999. VUL assets under management also exhibited a dramatic increase from March 31, 1998, as these assets grew $308.0 million resulting in a March 31, 1999 balance of $352.0 million. In addition, the Company's Taiwan branch generated continued growth in premiums for traditional insurance products. Sales and the number of life planners grew by 20% and 31%, respectively.

The Company's consolidated net investment income increased $5.7 million for the three months ended March 31, 1999 to $69.8 million from $64.1 million for the three months ended March 31, 1998. The increase was a result of higher beginning of year fixed maturity portfolio assets resulting from sales of a new non-participating guaranteed investment contract product, Prudential Credit Enhanced (PACE) during 1998. In addition, income carried on the General Account for net gains on Separate Accounts have also contributed to the increase.

Consolidated net realized investment gains decreased $10.4 million for the three months ended March 31, 1999 to a $5.0 million loss from a $5.4 million gain for the three months ended March 31, 1998. This decrease was primarily due to net sales of fixed maturities during a period of increasing interest rates. These sales are a result of a strategic decision to reallocate money to short term investments.

Asset management fee income increased $1.8 million for the three months ended March 31, 1999 to $11.2 million from $9.4 million for the three months ended March 31, 1998. The portfolio of mutual fund investments related to the Company's Separate Account products are known as The Prudential Series Fund. The Company receives an allocated portion of investment management fees that Prudential earns from The Prudential Series Fund. The increased sales and appreciation in the Separate Account products have generated an increase in the asset management fee income.

Policyholders' benefits increased $12.0 million for the three months ended March 31, 1999 to $52.9 million from $40.9 million for the three months ended March 31, 1998. This change is attributable to an increase in death claims reflecting the overall aging of the business in force as well as an increase in disability reserves and Taiwan new business reserves.

Interest credited to policyholders' account balances increased by $5.9 million for the three months ended March 31, 1999 to $31.3 million from $25.4 million for the three months ended March 31, 1998. Accounting for more than half of this quarter's increase is the new PACE product. The remaining increase is attributable to the rise in policyholder account balances, largely due to Discovery Select and VUL, as well as increased interest credited pertaining to policy loans.

General, administrative and other expenses increased $18.1 million for the three months ended March 31, 1999 to $69.0 million compared to $50.9 million for the three months ended March 31, 1998. The primary reason for the higher level of expenses in 1999 is an increase in deferred policy acquisition costs amortization. The level of deferred policy acquisition costs and, consequently, the amortization of such costs, increased significantly over the past year reflecting strong growth in sales of VUL and the Discovery Select Variable Annuity. In addition, amortization of deferred policy acquisition costs in 1998 was reduced as a result of a refinement in estimated gross profit margins.

2. THE YEAR 2000 ISSUE

Prudential has addressed the Year 2000 issue on an enterprise-wide basis; therefore, it is not possible to differentiate Pruco Life's Year 2000 issue from that of the Prudential. Refer to management's discussion of the Year 2000 issue in the December 31, 1998 Form 10-K for the steps taken by Prudential to mitigate the Year 2000 risks.

Prudential believes that the Business Application, Infrastructure and Business Partners components of the Year 2000 project are substantially on schedule. While management expects that a small number of projects may not meet their targeted completion dates, it is anticipated that these projects will be completed by September 1999 so that any delays, if experienced, would not have a significant impact on the timing of the project as a whole.

Prudential is enhancing existing business contingency plans to mitigate Year 2000 risk. These responses are being reviewed and are expected to be finalized by June 1999 to ensure that they are workable under the special conditions of a Year 2000 failure. The contingency plans are substantially on schedule and will be implemented prior to year-end.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
        ------------------------------------------------------------

The Company's exposure to market risks and the way these risks are managed, are summarized in Item 7a of the 1998 Form 10K.

                                     PART II
                                     -------



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
        ------------------------------------------

(d)      Information required by Item 701(f) of Regulation S-K:

         The information below pertains to modified guaranteed annuity contracts issued by the Company in two distinct variable annuity products, Discovery Preferred Variable Annuity and Discovery Select Variable Annuity. However, because the modified guaranteed annuity option of each of these products is identical, the Company has aggregated the registration of these securities.

         (1) The original effective date of the Registration Statement of the Company for the Discovery Preferred Variable Annuity on Form S-1 was declared effective on November 27, 1995 (Registration No. 33-61143). The Discovery Select prospectus was added through filings under Rule 424 of the Securities Act of 1993. The registration statement continues to be effective through annual amendments, the most recent filed April 16, 1999 and declared effective April 30, 1999.

         (2) Offering commenced immediately upon effectiveness of the registration statement.

         (3)      Not applicable.

         (4)      (i)      The offering has not been terminated.

                  (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

                  (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).

                  (iv)     Securities registered and sold for the account of the
                           Company:

                           Amount registered*:                                          $ 500,000,000
                           Aggregate price of the offering amount registered:           $ 500,000,000
                           Amount sold*:                                                $ 205,783,000
                           Aggregate offering price of amount sold to date:             $ 205,783,000

                         * Securities not issued in predetermined units

                           No securities have been registered for the account of any selling security holder.

                  (v) Expenses associated with the issuance of the securities:

                                    Underwriting discounts and commissions**            $   7,202,000
                                    Other expenses**                                    $  10,427,000
                                                                                        ---------------
                                            Total                                       $  17,629,000

                        ** Amounts are estimated and are paid to affiliated parties.

                  (vi)     Net offering proceeds:                                       $ 188,154,000

                  (vii)    Not applicable.

                  (viii)   Not applicable.

                                     PART II
                                     -------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

        (a)  EXHIBITS
             ---------

         3(i)(a) The Articles of Incorporation of Pruco Life Insurance Company (as amended through October 19, 1993) are incorporated by reference to the initial Registration Statement on Form S-6 of Pruco Life Variable Appreciable Account as filed July 2, 1996, Registration No. 333-07451.

         3(ii) By-Laws of Pruco Life Insurance Company (as amended through May 6, 1997) are incorporated by reference to Form 10-Q as filed by the Company on August 15, 1997.

         4(a) Modified Guaranteed Annuity Contract is filed herewith (previously filed as an exhibit to the Company's Registration Statement on Form S-1 as filed November 2, 1990, Registration No. 33-37587).

         4(b) Market-Value Adjustment Annuity Contract is incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-18053, as filed November 17, 1995.

         27 Financial Data Schedule is filed herewith in accordance with EDGAR instructions.

        (b)  REPORTS ON FORM 8K
             ------------------

                  None

                                   SIGNATURES
                                   ----------

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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

SIGNATURE                     TITLE                              DATE
---------                     -----                              ----

/s/ ESTHER H. MILNES          President and Director             May 17, 1999
--------------------------
Esther H. Milnes


/s/ DENNIS G. SULLIVAN        Principal Financial Officer and    May 17, 1999
--------------------------    Chief Accounting Officer
Dennis G. Sullivan