Form 10-Q
period 1999-06-30
PRUCO LIFE INSURANCE CO
filed 1999-08-13
CIK 777917

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the quarterly period ended June 30, 1999

                                      OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

Commission file number 33-37587

                         PRUCO LIFE INSURANCE COMPANY

            (Exact name of Registrant as specified in its charter)


          Arizona                                    22-1944557
-------------------------------------   --------------------------------------
  (State or other jurisdiction,           (IRS Employer Identification No.)
  incorporation or organization)


                213 Washington Street, Newark, New Jersey 07102
      -----------------------------------------------------------------
             (Address of principal executive offices ) (Zip Code)


                               (973) 802-5740
      -----------------------------------------------------------------
             (Registrant's Telephone Number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      YES   X   NO ___

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 13, 1999. Common stock, par value of $10 per share: 250,000 shares outstanding

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

PART I - Financial Information
------------------------------

         Item 1.  (Unaudited) Consolidated Financial Statements

                  Statements of Financial Position
                  June 30, 1999 and December 31, 1998                       3

                  Statements of Operations and Comprehensive Income
                  Three and Six months ended June 30, 1999 and 1998         4

                  Statements of Changes in Stockholder's Equity
                  Six months ended June 30, 1999 and the year ended
                  December 31, 1998                                         5

                  Statements of Cash Flows
                  Six months ended June 30, 1999 and 1998                   6

                  Notes to the Consolidated Financial Statements            7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                     12


PART II - Other Information
---------------------------

         Item 2.  Changes in Securities and Use of Proceeds                13

         Item 6.  Exhibits and Reports on Form 8-K                         14

         Signature Page                                                    15

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position (Unaudited)
June 30, 1999 and December 31, 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                                               June 30,            December 31,
                                                                                                1999                  1998
                                                                                           -----------------    -----------------
ASSETS
Fixed maturities
   Available for sale, at fair value (amortized cost, 1999: $2,619,551; 1998: $2,738,654)  $   2,585,298       $   2,763,926
   Held to maturity, at amortized cost (fair value, 1999: $409,171; 1998: $421,845)              409,621             410,558
Equity securities - available for sale, at fair value (cost, 1999: $2,308; 1998: $2,951)           3,223               2,847
Mortgage loans on real estate                                                                     16,889              17,354
Policy loans                                                                                     789,441             766,917
Short-term investments                                                                           359,538             240,727
Other long-term investments                                                                          761               1,047
                                                                                           ----------------    ----------------
               Total investments                                                               4,164,771           4,203,376
Cash                                                                                             101,130              89,679
Deferred policy acquisition costs                                                                951,805             861,713
Accrued investment income                                                                         61,061              61,114
Other assets                                                                                      61,035              65,145
Separate Account assets                                                                       14,024,610          11,531,754
                                                                                           ---------------     ----------------
TOTAL ASSETS                                                                               $  19,364,412       $  16,812,781
                                                                                           ===============     ================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                            $   2,793,676       $   2,701,984
Future policy benefits and other policyholder liabilities                                        543,891             528,806
Cash collateral for loaned securities                                                             34,135              73,336
Securities sold under agreement to repurchase                                                     47,715              49,708
Income taxes payable                                                                             161,117             193,358
Payable to affiliate                                                                              68,051              66,568
Other liabilities                                                                                 78,768              55,038
Separate Account liabilities                                                                  13,978,884          11,490,751
                                                                                           --------------      -----------------
Total liabilities                                                                             17,706,237          15,159,549
                                                                                           --------------      -----------------
Contingencies (See Note 3)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding at
        June 30, 1999 and December 31, 1998                                                        2,500               2,500
Paid-in-capital                                                                                  439,582             439,582
Retained earnings                                                                              1,226,744           1,202,833

Accumulated other comprehensive income
    Net unrealized investment (losses) gains                                                      (9,596)              9,902
    Foreign currency translation adjustments                                                      (1,055)             (1,585)
                                                                                           ---------------     ------------------
Accumulated other comprehensive income                                                           (10,651)              8,317
                                                                                           ---------------     ------------------
Total stockholder's equity                                                                     1,658,175           1,653,232
                                                                                           ---------------     ------------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                                  $  19,364,412       $  16,812,781
                                                                                           ===============     ==================

                See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited) Three and Six Months Ended June 30, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------

                                                         Six months ended                  Three months ended
                                                             June 30,                           June 30,
                                                    1999             1998              1999              1998
                                                ---------------- ----------------  ----------------  ----------------
REVENUES

Premiums                                             $ 31,309         $ 25,684          $ 17,601          $ 13,977
Policy charges and fee income                         206,366          168,642           112,625            82,738
Net investment income                                 137,597          129,967            67,784            65,852
Realized investment (losses) gains, net               (13,800)          12,985            (8,777)            7,546
Asset management fee income                            25,516           18,025            14,307             8,615
Other income                                              845              822               294                10
                                                ---------------- ----------------  ----------------  ----------------

Total revenues                                        387,833          356,125           203,834           178,738
                                                ---------------- ----------------  ----------------  ----------------

BENEFITS AND EXPENSES

Policyholders' benefits                                97,140           72,360            44,230            27,619
Interest credited to policyholders' account
  balances                                             62,249           56,884            30,987            31,525
General, administrative and other expenses            191,658          149,340           122,678            94,251
                                                ---------------- ----------------  ----------------  ----------------

Total benefits and expenses                           351,047          278,584           197,895           153,395
                                                ---------------- ----------------  ----------------  ----------------

Income before income taxes                             36,786           77,541             5,939            25,343
                                                ---------------- ----------------  ----------------  ----------------

Income taxes                                           12,875           27,107             1,596             8,049
                                                ---------------- ----------------  ----------------  ----------------

NET INCOME                                           $ 23,911         $ 50,434           $ 4,343          $ 17,294
                                                ---------------- ----------------  ----------------  ----------------

Other comprehensive income, net of tax:

     Unrealized losses on securities, net of
       reclassification adjustment                    (19,498)          (5,607)           (9,628)             (823)

     Foreign currency translation adjustments             530           (1,279)              641            (1,160)
                                                ---------------- ----------------  ----------------  ----------------

Other comprehensive income                            (18,968)          (6,886)           (8,987)           (1,983)
                                                ---------------- ----------------  ----------------  ----------------

TOTAL COMPREHENSIVE INCOME                            $ 4,943         $ 43,548         $  (4,644)         $ 15,311
                                                ================ ================  ================  ================


                See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
Six Months Ended June 30, 1999 and the Year Ended December 31, 1998 (In
Thousands)
-------------------------------------------------------------------------------


                                                                                    Accumulated
                                                                                       other            Total
                                      Common         Paid-in-       Retained       comprehensive     stockholder's
                                       stock         capital        earnings          income            equity
                                   ------------- ------------ ---------------- ----------------- ------------------
Balance,  December 31, 1997          $ 2,500       $ 439,582      $1,050,871          $ 12,564        $1,505,517


   Net income                              -               -         151,962                 -           151,962

   Change in foreign currency
    translation adjustments                -               -               -             2,980             2,980

    Change in net unrealized
     investment losses, net of
     reclassification adjustment           -               -               -            (7,227)           (7,227)
                                   ------------- ------------ ---------------- ----------------- ------------------

Balance,  December 31, 1998          $ 2,500       $ 439,582      $1,202,833           $ 8,317        $1,653,232

  Net income                               -               -          23,911                 -            23,911

  Change in foreign currency
   translation adjustments                 -               -               -               530               530

  Change in net unrealized
   investment losses, net of
   reclassification adjustment             -               -               -           (19,498)          (19,498)
                                   ------------- ------------ ---------------- ----------------- ------------------

Balance,  June 30, 1999              $ 2,500       $  439,582     $1,226,744         $ (10,651)       $1,658,175
                                   ============= ============ ================ ================= ==================

                See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                              1999                         1998
                                                                         ---------------              ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $23,911                      $50,434
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Policy charges and fee income                                            (39,520)                     (21,513)
     Interest credited to policyholders' account balances                      62,249                       56,884
     Realized investment losses (gains), net                                   13,800                      (12,985)
     Amortization and other non-cash items                                     38,830                         (162)
     Change in:
         Future policy benefits and other policyholder liabilities             15,085                       57,515
         Accrued investment income                                                 53                        2,203
         Separate Accounts                                                     (4,723)                      17,248
         Payable to affiliate                                                   1,483                      159,113
         Policy loans                                                         (22,524)                     (34,059)
         Deferred policy acquisition costs                                    (90,092)                     (57,047)
         Income taxes payable                                                 (32,241)                     (47,155)
         Other, net                                                            27,840                       32,874
                                                                         ---------------              ---------------
Cash Flows (Used In) From Operating Activities                                 (5,849)                     203,350
                                                                         ---------------              ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                           2,095,979                    2,285,192
               Held to maturity                                                25,206                       45,826
         Equity securities                                                      2,452                        2,747
         Mortgage loans on real estate                                            466                          431
         Other long-term investments                                              318                            -
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                          (1,988,779)                  (2,371,163)
               Held to maturity                                               (24,170)                     (33,771)
         Equity securities                                                     (1,989)                      (2,703)
         Other long-term investments                                              (33)                        (499)
     Cash collateral for loaned securities, net                               (39,201)                      53,274
     Securities sold under agreement to repurchase, net                        (1,993)                           -
     Short-term investments, net                                             (118,819)                    (163,664)
                                                                         ---------------              ---------------
Cash Flows Used In Investing Activities                                       (50,563)                    (184,330)
                                                                         ---------------              ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                          1,671,054                    1,578,895
          Withdrawals                                                      (1,603,191)                  (1,575,394)
                                                                         ---------------              ---------------
Cash Flows From Financing Activities                                           67,863                        3,501
                                                                         ---------------              ---------------
     Net increase in Cash                                                      11,451                       22,521
     Cash, beginning of year                                                   89,679                       71,358
                                                                         ---------------              ---------------
CASH, END OF PERIOD                                                      $    101,130                 $     93,879
                                                                         ===============              ===============

                See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

-------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pruco Life Insurance Company ("the Company"), a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), have been prepared in accordance with the requirements of Form 10-Q and generally accepted accounting principles ("GAAP") for interim financial information. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for that year.

The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals and elimination of intercompany balances and transactions, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

Certain amounts in the prior years have been reclassified to conform to current year presentation.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Realized investment gains, net, are computed using the specific identification method. The carrying values of fixed maturity and equity securities are adjusted for impairments considered to be other than temporary. During 1999, the Company determined that for certain fixed maturities in the investment portfolio there were declines in fair value considered to be other than temporary. The Company wrote down the carrying value of these fixed maturities and recorded a charge of $3.3 million in "realized investment gains, net," on the Consolidated Statements of Operations and Comprehensive Income.


3.  CONTINGENCIES

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


4.  RELATED PARTY TRANSACTIONS

Prudential and the Company have an agreement with respect to administrative services for the Prudential Series Fund ("Series Fund"), the portfolio of mutual fund investments related to the Company's Separate Account products. Under this agreement, Prudential pays compensation to the Company in the amount equal to a portion of the gross investment advisory fees paid by the Series Fund. This is recorded as "Asset management fee income" on the Consolidated Statements of Operations and Comprehensive Income.

Prudential and the Company operate under service and lease agreements whereby services of officers and employees (except for those agents employed by the Company in Taiwan), supplies, use of equipment and office space are provided by Prudential. During the first six months of 1999, Prudential reviewed and modified its methods for determining the level of administrative expenses charged to the Company. As a result, the level of such expenses has increased significantly over the 1998 levels.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

-------------------------------------------------------------------------------

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities". The new accounting treatment required by this statement will not affect the Company's liquidity or the ultimate economic gain or loss from its derivative positions. However, it may affect the way the Company recognizes changes in value of some of its derivatives and derivative-like contract features, and this could lead to more volatility in the Company's reported income statement results, especially on a quarterly basis.

Under previous accounting standards, companies could defer recognizing changes in the value of derivatives used to hedge various risks if certain conditions were met. Under the new accounting standards, all derivatives must be reported at fair value each quarter, but if special hedge accounting requirements are met this change in fair value may be offset, entirely or partially, by also recognizing the corresponding change in value of the hedged item. Since the Company already marks most of its derivative positions to market each quarter, the Company does not expect this new treatment to materially increase its net income volatility assuming the Company continues its current derivative and hedging strategies.

While the Statement does not apply to most traditional insurance contracts, some contracts may contain features that can affect settlement amounts similarly to derivatives. For these contracts, the new standards call for separate accounting for the "host contract" and the "embedded derivative", leading to mark-to-market for the "embedded derivative" features that was not previously required. While the Company's economic results from these contracts are also unaffected, this accounting could lead to increased volatility in the quarterly income statement results it reports.

The Company has not yet completed its assessment of the impact of the statement, and its effect on the Company depends, among other things, on its derivative positions and hedging strategies after the date of adoption. The Company is required to adopt this statement no later than January 1, 2001.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements included in this document may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "assumes," "estimates," "projects," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including, without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial condition and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this document in light of future events. The information referred to above should be considered by readers when reviewing any forward-looking statements contained in this document.


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations.
         ----------------------

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

Competition in the annuity industry particularly, is very intense. In the annuity marketplace, with respect to variable annuities, investment and product features as well as distribution capability are critical to our ability to compete. Demographic trends and the concerns over the viability of Social Security have resulted in the need to provide consumers with long term retirement alternatives. Given the strong growth within the retirement savings market, the level of competition has increased significantly not only from other insurance companies but from other financial intermediaries as well. Product sales and asset retention are a function of investment performance, product features, customer service, distribution capability and product pricing.

The Company held $19.4 billion in assets at June 30, 1999 compared to $16.8 billion at December 31, 1998, of which $14.0 billion and $11.5 billion were held in Separate Accounts in 1999 and 1998, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of general account investments and deferred policy acquisition costs.

1.  Results of Operations

For the six months ended June 30, 1999 versus 1998
--------------------------------------------------

Net income for the six months ended June 30, 1999 was $23.9 million, a decrease of $26.5 million or 52.6% from $50.4 million earned in the six months ended June 30, 1998.

Total insurance revenues, consisting of premiums and policy charges and fee income, increased $43.4 million for the six months ended June 30, 1999 to $237.7 million from $194.3 million for the six months ended June 30, 1998 primarily due to increased fees generated from asset appreciation and, to a lesser extent, new deposits from sales of the Discovery Select Variable Annuity ("Discovery Select"). Introduced in 1996, Discovery Select offers contract holders investment options in a diversified portfolio which includes 24 separate equity and fixed income investment portfolios. Discovery Select is sold by agents in the insurance channel as well as financial planners in Prudential Securities, a wholly owned indirect subsidiary of Prudential. The Company also has a variable universal life ("VUL") insurance product, which provides an option to the customer to select proprietary or non-proprietary mutual fund investments.

Favorable market conditions have provided a stimulus for investors to purchase variable life and annuity products, including the Discovery Select and VUL products. Overall, appreciation in Separate Account asset values and sales have contributed to the growth in assets under management and consequently in policy charges and fees earned. For Discovery Select, Separate Account assets under management increased by $3.0 billion to $6.3 billion as of June 30, 1999 from the June 30, 1998 level. Over the same period, VUL assets under management grew $422.5 million to $674.1 million at June 30, 1999. In addition, the Company's Taiwan branch generated continued growth in premiums for traditional life insurance products. Taiwan's sales and the number of Taiwanese life planners grew by 30% and 23%, respectively.

The Company's consolidated net investment income was $137.6 million for the six months ended June 30, 1999, an increase of $7.6 million from the six months ended June 30, 1998. The increase was primarily the result of higher average balances of fixed maturity portfolio assets due to sales of a new non-participating guaranteed investment contract ("GIC") product, Prudential Credit Enhanced ("PACE"). This increase was partially offset by a decrease in short-term investment income, which was a result of lower average yields and average asset balances during the first half of 1999 versus 1998.

Consolidated net realized investment gains decreased $26.8 million for the six months ended June 30, 1999 to a $13.8 million loss from a $13.0 million gain for the six months ended June 30, 1998. This decrease was primarily due to net sales of fixed maturities during a period of increasing interest rates. These sales are a result of a strategic decision to reallocate money to short term investments. In addition, during 1999, the Company determined that for certain fixed maturities in the investment portfolio there were declines in fair value considered to be other than temporary. For the six months ended June 30, 1999, the Company recorded a charge of $3.3 million to write down the carrying value of these fixed maturities.

Asset management fee income increased $7.5 million for the six months ended June 30, 1999 to $25.5 million from $18.0 million for the six months ended June 30, 1998. Appreciation in the Separate Account products and new deposits have generated an increase in asset management fee income from the Series Fund.

Policyholders' benefits increased $24.7 million for the six months ended June 30, 1999 to $97.1 million from $72.4 million for the six months ended June 30, 1998. This change is attributable to an increase in death claims in both size and number reflecting the overall aging of the business in force as well as an increase in disability reserves and reserve growth driven by business growth in Taiwan.

Interest credited to policyholders' account balances increased by $5.3 million for the six months ended June 30, 1999 to $62.2 million from $56.9 million for the six months ended June 30, 1998. Most of this increase is attributable to the new PACE product. The remaining increase is attributable to the growth in policyholder account balances, largely Discovery Select and VUL.

General, administrative and other expenses increased $42.4 million for the six months ended June 30, 1999 to $191.7 million compared to $149.3 million for the six months ended June 30, 1998. The primary reason for the higher level of expenses in 1999 is a change in Prudential's allocation methodology for expenses billed to the Company resulting in an increase in non-deferrable expenses.

For the three months ended June 30, 1999 versus 1998
----------------------------------------------------

Net income for the three months ended June 30, 1999 was $4.3 million, a decrease of $13.0 million or 75.1% from $17.3 million earned in the three months ended June 30, 1998.

Total insurance revenues, consisting of premiums and policy charges and fee income, increased $33.5 million for the three months ended June 30, 1999 to $130.2 million from $96.7 million for the three months ended June 30, 1998. Favorable market conditions have provided a stimulus to investors to purchase variable life and annuity products, including the VUL and Discovery Select products. Appreciation in Separate Account asset values and other sales contributed to the growth in assets under management and consequently on fees earned.

The Company's consolidated net investment income was $67.8 million for the three months ended June 30, 1999 an increase of $1.9 million from the three months ended June 30, 1998. The increase in income was primarily the result of higher average balances of fixed maturity portfolio assets due to the PACE product.

Consolidated net realized investment gains decreased $16.3 million for the three months ended June 30, 1999 to an $8.8 million loss from a $7.5 million gain for the three months ended June 30, 1998. This decrease was primarily due to net sales of fixed maturities during a period of increasing interest rates. These sales are a result of a strategic decision to reallocate money to short term investments.

Asset management fee income increased $5.7 million for the three months ended June 30, 1999 to $14.3 million from $8.6 million for the three months ended June 30, 1998. Appreciation in the Separate Account products and new deposits from sales have generated an increase in the asset management fee income from the Series Fund.

Policyholders' benefits increased $16.6 million for the three months ended June 30, 1999 to $44.2 million from $27.6 million for the three months ended June 30, 1998. This change is attributable to an increase in death claims in both size and number reflecting the overall aging of the business in force as well as an increase in disability reserves and Taiwan new business reserves.

General, administrative and other expenses increased $28.4 million for the three months ended June 30, 1999 to $122.7 million compared to $94.3 million for the three months ended June 30, 1998. The primary reason for the higher level of expenses in 1999 is a change in Prudential's allocation methodology for expenses billed to the Company resulting in an increase in non-deferrable expenses.


2.  The Year 2000 Issue

Prudential has addressed the Year 2000 issue on an enterprise-wide basis; therefore, it is not possible to differentiate the Company's Year 2000 issue from that of Prudential. Refer to management's discussion of the Year 2000 issue in the December 31, 1998 Form 10-K for the steps taken by Prudential to mitigate the Year 2000 risks.

The Business Application, Infrastructure and Business Partners components of Prudential's Year 2000 project are substantially complete. Although a small number of projects did not meet their targeted completion dates in the second quarter, Prudential expects all projects will be completed by September, 1999. Accordingly, these delays do not have a significant impact on the timing of the project as a whole.

Prudential believes that the Year 2000 project is substantially on schedule. Prudential is continuing to review and update their contingency plans until 2000 in an effort to reduce the level of uncertainty about the effect of the Year 2000 issue and further mitigate risk. Prudential believes that, with the completion of the Year 2000 program as scheduled, the possibility of significant interruptions of normal operations will be reduced.

Prudential has investment securities that are both publicly traded and privately placed. Prudential is exposed to the risk that issuers of these investments will be adversely affected by Year 2000 issues. Prudential assesses the impact which Year 2000 issues may have on our investments as part of due diligence for proposed new investments as well as their ongoing review of current portfolio holdings. Any recommended actions with respect to particular investments consider the disclosed potential impact of Year 2000 on the issuer.

The Year 2000 costs allocated to the Company to date are not material to its operations and financial position. Moreover, the forecasted allocated Year 2000 costs are not expected to have a material impact on the Company's ability to meet its contractual commitments. The discussion of the Year 2000 issue herein, and in particular the Company's plans to remediate this issue and estimated costs thereof, are forward-looking in nature.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

The Company's exposure to market risks and the way these risks are managed, are summarized in Item 7a of the 1998 Form 10K.

                                    PART II
                                    --------

Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

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

                  (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

                  (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).

                  (iv)     Securities registered and sold for the account of the
                           Company:

                           Amount registered*:                                          $ 500,000,000

                           Aggregate price of the offering amount registered:           $ 500,000,000

                           Amount sold*:                                                $ 221,056,000

                           Aggregate offering price of amount sold to date:             $ 221,056,000

                           * Securities not issued in predetermined units

                           No securities have been registered for the account of any selling security holder.

                  (v) Expenses associated with the issuance of the securities:

                                    Underwriting discounts and commissions**            $   7,737,000

                                    Other expenses**                                    $  10,917,000
                                                                                        -------------
                                            Total                                       $  18,654,000

                                    ** Amounts are estimated and are paid to
                                       affiliated parties.

                  (vi)  Net offering proceeds:                                       $  202,402,000

                  (vii) Not applicable.

                  (viii) Not applicable.

                                   PART II
                                   -------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        (a)  Exhibits

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

                         PRUCO LIFE INSURANCE COMPANY
                                 (Registrant)





Signature                         Title                          Date
---------                         -----                          ----


/s/ ESTHER H. MILNES        President and Director              August 13, 1999
-----------------------
Esther H. Milnes


/s/ DENNIS G. SULLIVAN      Principal Financial Officer and     August 13, 1999
-----------------------     Chief Accounting Officer
Dennis G. Sullivan