Form 10-Q
period 1999-09-30
PRUCO LIFE INSURANCE CO
filed 1999-11-15
CIK 777917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


          Arizona                                            22-1944557
----------------------------                         ---------------------------
      (State or other                                      (IRS Employer
       jurisdiction,                                    Identification No.)
     incorporation or
       organization)


                 213 Washington Street, Newark, New Jersey 07102
              ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (973) 802-2042
              ------------------------------------------------------
              (Registrant's Telephone Number, including area code)


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

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 15, 1999. Common stock, par value of $10 per share: 250,000 shares outstanding

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

PART I - Financial Information
------------------------------


      Item 1. (Unaudited) Consolidated Financial Statements


              Consolidated Statements of Financial Position
              September 30, 1999 and December 31, 1998                         3

              Consolidated Statements of Operations and Comprehensive Income
              Nine and Three months ended September 30, 1999 and 1998          4

              Consolidated Statements of Cash Flows
              Nine months ended September 30, 1999 and 1998                    5

              Notes to the Consolidated Financial Statements                   6


      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                            8


      Item 3. Quantitative and Qualitative Disclosures About Market Risk      10


PART II - Other Information
---------------------------


      Item 2. Changes in Securities and Use of Proceeds                       11


      Item 6. Exhibits and Reports on Form 8-K                                12


      Signature Page                                                          13

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
September 30, 1999 (Unaudited) and December 31, 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                   September 30,    December 31,
                                                       1999            1998
                                                   ------------     -----------

ASSETS
Fixed maturities
     Available for sale, at fair value (amortized
cost, 1999: $2,895,223; 1998: $2,738,654)           $2,842,836     $2,763,926
     Held to maturity, at amortized cost (fair
value, 1999: $390,621; 1998: $421,845)                 395,927        410,558
Equity securities - available for sale, at fair
value (cost, 1999: $193; 1998: $2,951)                     507          2,847
Mortgage loans on real estate                           16,671         17,354
Policy loans                                           791,761        766,917
Short-term investments                                 281,322        240,727
Other long-term investments                                760          1,047
                                                   -----------    -----------
               Total investments                     4,329,784      4,203,376
Cash                                                    84,824         89,679
Deferred policy acquisition costs                      984,544        861,713
Accrued investment income                               66,887         61,114
Other assets                                            56,035         65,145
Separate Account assets                             13,933,944     11,531,754
                                                   -----------    -----------
TOTAL ASSETS                                       $19,456,018    $16,812,781
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                     $2,901,108     $2,702,601
Future policy benefits and other policyholder
  liabilities                                          535,738        528,189
Cash collateral for loaned securities                   64,982         73,336
Securities sold under agreement to repurchase           50,213         49,708
Income taxes                                           171,537        193,358
Payable to affiliate                                    66,356         66,568
Other liabilities                                      114,558         55,038
Separate Account liabilities                        13,878,023     11,490,751
                                                   -----------    -----------
Total liabilities                                   17,782,515     15,159,549
                                                   -----------    -----------
Contingencies (See Note 3)
Stockholder's Equity
Common stock, $10 par value;
   1,000,000 shares, authorized;
   250,000 shares, issued and outstanding                2,500          2,500
Paid-in-capital                                        439,582        439,582
Retained earnings                                    1,250,181      1,202,833

Accumulated other comprehensive income
   Net unrealized investment (losses) gains            (17,965)         9,902
   Foreign currency translation adjustments               (795)        (1,585)
                                                   -----------    -----------
Accumulated other comprehensive income                 (18,760)         8,317
                                                   -----------    -----------
Total stockholder's equity                           1,673,503      1,653,232
                                                   -----------    -----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                          $19,456,018    $16,812,781
                                                   ===========    ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three and Nine Months Ended September 30, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                    Nine months ended      Three months ended
                                      September 30,          September 30,

                                    1999        1998        1999        1998
                                 ----------  ----------  ----------  ----------

REVENUES

Premiums                           $ 50,815    $ 42,410    $ 15,588    $ 17,487
Policy charges and fee income       308,097     257,463     105,649      88,831
Net investment income               209,508     199,079      71,911      69,112
Realized investment (losses)
  gains, net                        (17,916)     37,645      (4,116)     24,660
Asset management fee income          40,863      29,319      15,347      11,294
Other income                         15,480      13,933       5,042       4,509
                                ----------- ----------- ----------- -----------

Total revenues                      606,847     579,849     209,421     215,893
                                ----------- ----------- ----------- -----------

BENEFITS AND EXPENSES

Policyholders' benefits             142,125     135,278      35,392      52,951
Interest credited to
  policyholders' account
  balances                           93,697      83,354      31,448      28,606
General, administrative and
  other expenses                    298,183     214,445     106,525      65,105
                                ----------- ----------- ----------- -----------

Total benefits and expenses         534,005     433,077     173,365     146,662
                                ----------- ----------- ----------- -----------

Income before income taxes           72,842     146,772      36,056      69,231

Income taxes                         25,494      51,316      12,619      24,209
                                ----------- ----------- ----------- -----------

NET INCOME                          $47,348     $95,456     $23,437     $45,022
                                ----------- ----------- ----------- -----------

Other comprehensive income,
 net of tax:

  Unrealized losses on
    securities, net of
    reclassification adjustment     (27,867)      7,960      (8,369)     13,566
  Foreign currency
    translation adjustments             790      (1,305)        260         (27)
                                ----------- ----------- ----------- -----------

Other comprehensive income          (27,077)      6,655      (8,109)     13,539
                                ----------- ----------- ----------- -----------

TOTAL COMPREHENSIVE INCOME         $ 20,271    $102,111    $ 15,328    $ 58,561
                             ============ ============ ============ ============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                    1999                1998
                                                -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $47,348             $95,456
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
     Policy charges and fee income                 (68,377)            (23,351)
     Interest credited to policyholders' account
       balances                                     93,697              83,354
     Realized investment losses (gains), net        17,916             (37,645)
     Amortization and other non-cash items          48,808              13,719
     Change in:
         Future policy benefits and other
           policyholder liabilities                  7,549              22,469
         Accrued investment income                  (5,773)                328
         Separate Accounts                         (14,918)             (7,971)
         Payable to affiliate                         (212)            (47,182)
         Policy loans                              (24,844)            (49,387)
         Deferred policy acquisition costs        (122,831)           (130,483)
         Income taxes                              (21,821)            (12,829)
         Other, net                                 68,630            (120,941)
                                                -----------         -----------
Cash Flows (Used In) From Operating Activities      25,172            (214,463)
                                                -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                2,558,072           3,881,574
               Held to maturity                     38,903              58,412
         Equity securities                           5,189               2,830
         Mortgage loans on real estate                 683                 661
         Other long-term investments                   320                 510
     Payments for the purchase of:
         Fixed maturities:
               Available for sale               (2,732,358)         (4,029,692)
               Held to maturity                    (24,170)            (77,914)
         Equity securities                          (2,059)             (2,097)
         Other long-term investments                   (33)               (499)
     Cash collateral for loaned securities, net     (8,354)            116,891
     Securities sold under agreement to
       repurchase, net                                 505                   -
     Short-term investments, net                   (40,558)            (25,856)
                                                -----------         -----------
Cash Flows Used In Investing Activities           (203,860)            (75,180)
                                                -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                               2,598,383           2,479,601
          Withdrawals                           (2,424,550)         (2,272,924)
     Proceeds from issuance of affiliated
       notes payable                                     -             164,000
                                               ------------         -----------
Cash Flows From Financing Activities               173,833             370,677
                                               ------------         -----------
     Net increase in Cash                           (4,855)             81,034
     Cash, beginning of year                        89,679              71,358
                                               ------------         -----------
CASH, END OF PERIOD                                $84,824            $152,392
                                               ============         ===========


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of generally accepted accounting principles. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company ("the Company"), a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 1999 presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Realized investment gains, net, are computed using the specific identification method. The carrying values of fixed maturity and equity securities are adjusted for impairments considered to be other than temporary. During 1999, the Company determined that for certain fixed maturities and equities in the investment portfolio there were declines in fair value considered to be other than temporary. For the three months and nine months ended September 30, 1999 the Company recorded charges of $1.2 million and $4.5 million, respectively, in "realized investment gains, net," in the Consolidated Statement of Operations and Comprehensive Income.


3. CONTINGENCIES

Several actions, based on complaints about sales practices engaged in by Prudential, the Company and agents, have been brought against the Company on behalf of those persons who purchased life insurance policies. Prudential has agreed to indemnify the Company for any and all losses resulting from such litigation.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the Company's financial position.


4. RELATED PARTY TRANSACTIONS

Prudential and the Company operate under service and lease agreements whereby services of officers and employees (except for those agents employed directly by the Company in Taiwan), supplies, use of equipment and office space are provided by Prudential. Prudential periodically reviews its methods for determining the level of administrative expenses charged to the Company. During 1999, Prudential revised its allocation methodology to more closely align allocations based on business processes, resulting in increased allocations from 1998 levels. In addition, the method of allocating distribution costs to individual annuity products was modified during 1999 such that allocated costs exceeding an agreed upon amount remained with Prudential instead of being allocated to non-annuity products within the Company. Management believes that the updated methodology is reasonable and better reflects actual costs incurred by Prudential to process transactions on behalf of the Company.

The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $653.4 million and $362.3 million at September 30, 1999 and December 31, 1998, respectively.

The Company receives asset management fee income from policyholder account balances invested in the Prudential Series Fund ("PSF"). The Company also collects these fees on behalf of Prudential. The amounts due to Prudential related to PSF fees were $11.7 million and $22.6 million at September 30, 1999 and December 31, 1998, respectively.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities." The new accounting treatment required by this statement will not affect the Company's liquidity or the ultimate economic gain or loss from its derivative positions. However, it may affect the way the Company recognizes changes in value of some of its derivatives and derivative-like contract features, and this could lead to more volatility in the Company's reported income statement results, especially on a quarterly basis.

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

While the Statement does not apply to most traditional insurance contracts, some contracts may contain features that can affect settlement amounts similarly to derivatives. For these contracts, the new standard calls for separate accounting for the "host contract" and the "embedded derivative," leading to mark-to-market for the "embedded derivative" features that was not previously required. While the Company's economic results from these contracts are also unaffected, this accounting could lead to increased volatility in the quarterly income statement results it reports.

The Company has not yet completed its assessment of the impact of the statement, and its effect on the Company depends, among other things, on its derivative positions and hedging strategies after the date of adoption. The Company is required to adopt this statement no later than January 1, 2001.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements included in this document may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "intends," "plans," "assumes," "estimates," "projects," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from estimates or expectations reflected in such forward-looking statements including, without limitation, changes in general economic conditions, including the performance of financial markets and interest rates; market acceptance of new products and distribution channels; competitive, regulatory or tax changes that affect the cost or demand for the Company's products; and adverse litigation results. While the Company reassesses material trends and uncertainties affecting its financial condition and results of operations, it does not intend to review or revise any particular forward-looking statement referenced in this document in light of future events. The information referred to below should be considered by readers when reviewing any forward-looking statements contained in this document.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

The following analysis should be read in conjunction with the Notes to the Consolidated Financial Statements.

The Company markets individual life insurance, variable life insurance, variable annuities, fixed annuities, and a group annuity program primarily through Prudential's sales force in the United States and markets individual life insurance through its branch office in Taiwan.

The life insurance and annuity sectors of the insurance industry are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers which have historically segregated the markets of the financial services industry are being challenged through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels.

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


1. Results of Operations

For the nine months ended September 30, 1999 versus 1998
--------------------------------------------------------

Net income for the nine months ended September 30, 1999 was $47.3 million, a decrease of $48.2 million or 50.5% from $95.5 million earned in the nine months ended September 30, 1998.

Total insurance revenues, consisting of premiums and policy charges and fee income, increased $59.0 million for the nine months ended September 30, 1999 to $358.9 million from $299.9 million for the nine months ended September 30, 1998 primarily due to increased fees generated from sales of the Discovery Select Variable Annuity ("Discovery Select") and, to a lesser extent, asset appreciation.

Appreciation in Separate Account asset values and sales have contributed to the growth in assets under management and consequently in policy charges and fees earned. For Discovery Select, assets under management increased by $3.2 billion to $6.6 billion as of September 30, 1999 from the September 30, 1998 level. Appreciation in the Separate Account products and new deposits have also generated an increase in asset management fee income from the Prudential Series Fund. Asset management fee income increased $11.6 million for the nine months ended September 30, 1999 to $40.9 million from $29.3 million for the nine months ended September 30, 1998.

The Company's Taiwan branch generated continued growth in premiums for traditional life insurance products. Taiwan's annualized new business premiums and the number of Taiwanese life planners grew by 45.5% and 25.9%, respectively.

The Company's net investment income was $209.5 million for the nine months ended September 30, 1999, an increase of $10.4 million from the nine months ended September 30, 1998. The increase was primarily the result of higher fixed maturity portfolio assets due to the addition of the Prudential Credit Enhanced ("PACE") product.

Net realized investment gains decreased $55.5 million for the nine months ended September 30, 1999 to a $17.9 million loss from a $37.6 million gain for the nine months ended September 30, 1998. The decrease in net realized investment gains was primarily due to sales of fixed maturities during a period of increasing interest rates for most of 1999. In addition, during 1999, the Company determined that for certain fixed maturities and equities in the investment portfolio there were declines in fair value considered to be other than temporary resulting in a charge of $4.5 million.

Interest credited to policyholders' account balances increased by $10.3 million for the nine months ended September 30, 1999 to $93.7 million from $83.4 million for the nine months ended September 30, 1998. This increase is due primarily to the new PACE product.

General, administrative and other expenses increased $83.8 million for the nine months ended September 30, 1999 to $298.2 million from $214.4 million for the nine months ended September 30, 1998. The primary reason for the higher level of expenses in 1999 is a change in Prudential's allocation methodology for expenses billed to the Company resulting in an increase in non-deferrable expenses. The increase in expenses was partially offset by a reduction in distribution costs allocated to the Company's annuity products by Prudential.


For the three months ended September 30, 1999 versus 1998
---------------------------------------------------------

Net income for the three months ended September 30, 1999 was $23.4 million, a decrease of $21.6 million or 48.0% from $45.0 million earned in the three months ended September 30, 1998.

Total insurance revenues, consisting of premiums and policy charges and fee income, increased $14.9 million for the three months ended September 30, 1999 to $121.2 million from $106.3 million for the three months ended September 30, 1998. Appreciation in Separate Account asset values and product sales contributed to the growth in assets under management and consequently in policy charges and fees earned. Appreciation in the Separate Account products and new deposits have also generated an increase in the asset management fee income from the Prudential Series Fund. Asset management fee income increased $4.0 million for the three months ended September 30, 1999 to $15.3 million from $11.3 million for the three months ended September 30, 1998

The Company's net investment income was $71.9 million for the three months ended September 30, 1999 an increase of $2.8 million from the three months ended September 30, 1998. The increase in income was primarily the result of higher fixed maturity portfolio assets due to the addition of the PACE product.

Net realized investment gains decreased $28.8 million for the three months ended September 30, 1999 to a $4.1 million loss from a $24.7 million gain for the three months ended September 30, 1998. The decrease in net realized investment gains was primarily due to sales of fixed maturities during a period of increasing interest rates for most of 1999. In addition, the Company determined that for certain fixed maturities and equities in the investment portfolio there were declines in fair value considered to be other than temporary resulting in a charge of $1.2 million.

Interest credited to policyholders' account balances increased by $2.8 million for the three months ended September 30, 1999 to $31.4 million from $28.6 million for the three months ended September 30, 1998. This quarter's increase is attributable to the new PACE product.

General, administrative and other expenses increased $41.4 million for the three months ended September 30, 1999 to $106.5 million from $65.1 million for the three months ended September 30, 1998. The primary reason for the higher level of expenses in 1999 is a change in Prudential's allocation methodology for expenses billed to the Company resulting in an increase in non-deferrable expenses. The increase in expenses was partially offset by a reduction in distribution costs allocated to the Company's annuity products by Prudential.

2. Liquidity

Principal cash flow sources are investment and fee income, investment maturities and sales, and premiums. These cash inflows may be complemented by financing activities through other Prudential affiliates.

Cash outflows consist principally of benefits, claims and amounts paid to policyholders in connection with policy surrenders, withdrawals and net policy loan activity. Uses of cash also include commissions, general and administrative expenses, and purchases of investments. Liquidity requirements associated with policyholder obligations are monitored regularly so that the Company can manage cash inflows to match anticipated cash outflow requirements.

The Company believes that cash flow from operations together with proceeds from scheduled maturities and sales of fixed maturity investments, are adequate to satisfy liquidity requirements based on the Company's current liability structure.

The Company had $19.5 billion of assets at September 30, 1999 compared to $16.8 billion at December 31, 1998, of which $13.9 billion and $11.5 billion were held in Separate Accounts at September 30, 1999 and December 31, 1998, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.


3. The Year 2000 Issue

Prudential has addressed the Year 2000 issue on an enterprise-wide basis; therefore, it is not possible to differentiate the Company's Year 2000 issue from that of Prudential. Refer to management's discussion of the Year 2000 issue in the December 31, 1998 Form 10-K for the steps taken by Prudential to mitigate the Year 2000 risks.

The Business Application, Infrastructure and Business Partner components of Prudential's Year 2000 project are virtually complete. Prudential believes that it is well positioned to lessen the impact of the Year 2000 problem. However, given the nature of this issue, it cannot be certain of Year 2000 readiness of third parties. As a result, we are unable to determine at this time whether the consequences of Year 2000 failures may have a materially adverse effect on the results of Prudential's operations, liquidity or financial condition. Prudential will continue to review and test its contingency plans in an effort to reduce the level of uncertainty about the effect of the Year 2000 issue and further mitigate risk. Prudential is establishing a Year 2000 Global Control Center ("GCC") to monitor Year 2000 activity during the rollover weekend to the Year 2000 and thereafter. The GCC will receive status information from our applications, facilities, communication centers and business partners and serve as a central location to manage Year 2000 issues. Prudential believes that, with the completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations will be reduced.

Prudential has investment securities that are both publicly traded and privately placed. Prudential is exposed to the risk that issuers of these investments will be adversely affected by Year 2000 issues. Prudential has implemented procedures to assess the impact that Year 2000 issues may have on its investments as part of due diligence for proposed new investments, where appropriate, as well as their ongoing review of certain portfolio holdings. Any recommended actions with respect to particular investments the Company will consider the disclosed potential impact of Year 2000 on the issuer.

The Year 2000 costs allocated to Pruco Life to date are not material to its operations and financial position. Moreover, the forecasted Year 2000 allocated costs are not expected to have a material impact on Pruco Life's ability to meet its contractual commitments. The discussion of the Year 2000 issue herein, and in particular the Company's plans to remediate this issue and estimated costs thereof, are forward-looking in nature. See cautionary statement above relating to forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

The Company's exposure to market risks and the way these risks are managed, are summarized in Item 7a of the 1998 Form 10-K.

                                     PART II
                                     -------

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

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

        (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

        (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).

        (iv)   Securities registered and sold for the account of the Company:

               Amount registered*:                       $ 500,000,000
               Aggregate price of the offering
                 amount registered:                      $ 500,000,000
               Amount sold*:                             $ 243,293,000
               Aggregate offering price of amount
                 sold to date:                           $ 243,293,000

               * Securities not issued in predetermined units

               No securities have been registered for the account of any selling security holder.

        (v)    Expenses associated with the issuance of the securities:

                     Underwriting discounts and
                       commissions**                     $   8,515,000
                     Other expenses**                    $  11,938,000
                                                         -------------
                              Total                      $  20,453,000

                     ** Amounts are estimated and are paid to affiliated
                          parties.

        (vi)   Net offering proceeds:                    $ 222,840,000

        (vii)  Not applicable.

        (viii) Not applicable.

                                    PART II
                                    -------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a) Exhibits
            --------

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


                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)


Signature                     Title                            Date
---------                     -----                            ----


/s/Esther H. Milnes           President and Director           November 15, 1999
-------------------------
Esther H. Milnes


/s/Dennis G. Sullivan         Principal Financial Officer      November 15, 1999
-------------------------     and Chief Accounting Officer
Dennis G. Sullivan