Form 10-K
period 1999-12-31
PRUCO LIFE INSURANCE CO
filed 2000-03-30
CIK 777917

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-             EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999

                                       OR


_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Arizona                                        22-1944557
------------------------------                 ---------------------------------
(State or other jurisdiction,                          (IRS Employer
incorporation or organization)                      Identification No.)


                 213 Washington Street, Newark, New Jersey 07102
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (973) 802-2042
        -----------------------------------------------------------------
              (Registrant's Telephone Number, including area code)


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

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 15, 2000. Common stock, par value of $10 per share: 250,000 shares outstanding

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                      INDEX
                                      -----


Item No.                                                                                   Page No.
--------                                                                                   --------

         Cover Page                                                                               -

         Index                                                                                    2

                                     PART I

  1.     Business                                                                                 3

  2.     Properties                                                                               3

  3.     Legal Proceedings                                                                        3

  4.     Submission of Matters to a Vote of Security Holders                                      4

                                     PART II

  5.     Market for Registrant's Common Equity and Related Stockholders' Matters                  5

  6.     Selected Financial Data                                                                  5

  7.     Management's Discussion and Analysis of Financial Position
              and Results of Operations                                                           5

 7a.     Quantitative and Qualitative Disclosures About Market Risk                              14

  8.     Financial Statements and Supplementary Data                                             19

  9.     Changes in and Disagreements with Independent Accountants on Accounting
              and Financial Disclosure                                                           19

                                    PART III

  10.    Directors and Executive Officers of the Registrant                                      20

  11.    Executive Compensation                                                                  21

  12.    Security Ownership of Certain Beneficial Owners and Management                          21

  13.    Certain Relationships and Related Transactions                                          21

                                     PART IV

  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                         22

         Exhibit Index                                                                           22

         Signatures                                                                              24

                                     PART I

Item 1.  Business

Pruco Life Insurance Company ("the Company") is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company is licensed to sell individual life insurance, variable life insurance, variable annuities, fixed annuities, and a group annuity program ("the Contracts") in the District of Columbia, Guam and in all states and territories except New York. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two wholly owned subsidiaries, Pruco Life Insurance Company of New Jersey ("PLNJ") and The Prudential Life Insurance Company of Arizona ("PLICA"). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, fixed annuities, and variable annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1988 under the laws of the state of Arizona. PLICA had no new business sales in 1997, 1998 or 1999 and at this time will not be issuing new business.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential is currently considering reorganizing itself into a publicly traded stock company through a process known as "demutualization." On February 10, 1998, Prudential's Board of Directors authorized management to take the preliminary steps necessary to allow Prudential to demutualize. On July 1, 1998, legislation was enacted in New Jersey that would permit this conversion to occur and that specified the process for conversion. Demutualization is a complex process involving development of a plan of reorganization, adoption of a plan by Prudential's Board of Directors, a public hearing, review and approval by two-thirds of the qualified policyholders who vote on the plan review and approval by the New Jersey Department of Banking and Insurance. Prudential's management is in the process of developing a proposed plan of demutualization, although there can be no assurance that Prudential's Board of Directors will approve such a plan.

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

Item 2.  Properties

Not applicable.

Item 3.  Legal Proceedings

Various lawsuits against the Company have arisen in the course of the Company's business. In certain of these matters, large and/or indeterminate amounts are sought.

On October 28, 1996, the Company entered into a Stipulation of Settlement with attorneys for the plaintiffs in a consolidated class action lawsuit pending in a Multi-District Litigation proceeding in the U.S. District Court for the District of New Jersey. The class action suit involved alleged improprieties in connection with the sale, servicing and operation of permanent life insurance policies from 1982 through 1995. Pursuant to the settlement, the Company has participated in a remediation program pursuant to which relief was offered to policyowners who were misled when they purchased permanent life insurance policies in the United States from 1982 to 1995. Prudential has agreed to indemnify the Company for any liability incurred in connection with that litigation.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted with precision. Management believes that any ultimate liability which could result from such litigation would not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the stockholders held on June 18, 1999, the sole stockholder of the Company appointed the Board of Directors of the Company. The following are the Directors appointed at such meeting:

        James J. Avery, Jr.
        William Bethke
        Ira J. Kleinman
        Esther H. Milnes
        David R. Odenath, Jr.
        I. Edward Price
        Kiyofumi Sakaguchi

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders' Matters

The Company is a wholly-owned subsidiary of Prudential. There is no public market for the Company's common stock.


Item 6.  Selected Financial Data


                                                  Pruco Life Insurance Company and Subsidiaries
                                      ------------------------------------------------------------------------
                                                         For the Years Ended December 31,
                                                                  (In Thousands)

                                           1999          1998          1997          1996           1995
                                           ----          ----          ----          ----           ----

Revenues
     Premiums and other revenue        $   575,190   $   473,975   $   435,547     $  397,319    $  388,087
     Realized investment gains
       (losses), net                      (32,545)        44,841        10,974         10,835        13,200
     Net investment income                 276,821       261,430       259,634        247,328       246,618
                                      ------------------------------------------------------------------------

Total revenues                             819,466       780,246       706,155        655,482       647,905

Benefits and expenses
     Policyholder benefits' and
       interest credited to
       policyholders' account
       balances                            341,894       312,731       310,352        305,119       280,913
     Other expenses                        392,041       231,320       227,561        122,006       134,790
                                      ------------------------------------------------------------------------

Total benefits and expenses                733,935       544,051       537,913        427,125       415,703
                                      ------------------------------------------------------------------------

Income before income tax provision          85,531       236,195       168,242        228,357       232,202

Income tax provision                        29,936        84,233        61,868         79,135        79,558
                                      ------------------------------------------------------------------------

Net income                             $    55,595   $   151,962   $   106,374     $  149,222    $  152,644
                                      ========================================================================

Total assets at period end             $21,791,837   $16,812,781   $12,851,467     $9,710,366    $8,471,638
                                      ========================================================================

Separate Account liabilities at
  period end                           $16,032,449   $11,490,751   $ 7,948,788     $5,277,454    $4,263,896
                                      ========================================================================


Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations.

The following analysis should be read in conjunction with the Notes to Consolidated Financial Statements.

The Company markets individual life insurance, variable life insurance, variable annuities, fixed annuities, and a group annuity program primarily through Prudential's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers which have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also markets individual life insurance through its branch office in Taiwan.

The Company's Results of Operations and Changes in Statements of Financial Position are described below.

1.  Results of Operations

Net income for the year ended December 31, 1999 was $55.6 million, a decrease of $96.4 million or 63.4% from $152.0 million earned in the year ended December 31, 1998. The decrease reflects a $189.9 million increase in expenses, offset in part by a $39.2 million increase in revenues and a related decrease in income taxes of $54.3 million. Net income for the year ended December 31, 1997 was $106.4 million.

(a) 1999 versus 1998

Premiums increased $16.8 million to $99.0 million for the year ended December 31, 1999. The increase was primarily due to continued growth at the Company's Taiwan branch, which sells traditional life insurance products. New sales for the Taiwan branch grew by 40% and gross insurance in force increased by 16%. The premium increase in Taiwan was partially offset by a decrease of $2.4 million in domestic premiums related to extended term policy conversions. As an option in the event of a lapse, individual variable life insurance policies provide policyholders with additional extended term or reduced paid-up life insurance based on the amount that can be purchased with the remaining cash value of the contract (if the contractholder does not elect to receive the remaining cash value as a cash distribution). The application of the remaining cash value to purchase such coverage is recorded as premium revenue in the Statement of Operations.

Policy charges and fee income, primarily consisting of expense, mortality, loading and other insurance charges assessed on policyholder account balances, increased by $63.8 million to $414.4 million in 1999 from $350.6 million in 1998. The majority of the proceeds from sales of the Company's interest sensitive, non traditional products are invested in Separate Account funds, through which the customer has an option to invest in mutual fund investments. These Separate Account fund balances increased by $4.5 billion from the prior year. Strong securities market conditions contributed to appreciation in Separate Account asset values during 1999, and consequently, fee income. Favorable market conditions also provided a stimulus to investors to purchase mutual fund shares and annuities, particularly the Discovery Select annuity product, the Company's most actively sold annuity product, which further contributed to growth in assets and fees earned. Discovery Select net sales, defined as sales less withdrawals, increased slightly from $2.573 billion in 1998 to $2.646 billion in 1999, an increase of $73.0 million. This increase can be attributed to an increase in exchanges as a result of the Exchange Program, which provides the contractholders of older Prudential or Pruco Life annuity products an opportunity to convert to the Discovery Select product. Exchanges were $1.221 billion in 1999 compared to $.925 billion in 1998, an increase of $296.0 million. New sales declined from $1.647 billion in 1998 to $1.424 billion in 1999, a decrease of $223.0 million.

Net investment income increased by $15.4 million to $276.8 million in 1999. The increase was primarily the result of higher income from fixed maturities (excluding short-term investments) of $12.2 million, as the average assets increased. Average yields on fixed maturities were modestly lower in 1999. Investment of cash inflows from the Prudential Credit Enhanced ("PACE") product, a non-participating guaranteed investment contract ("GIC"), was the primary cause of the increase in the asset base. The PACE product increased its investments in fixed maturities by $345.8 million during 1999.

Realized investment losses, net were $32.5 million in 1999 compared to realized investment gains, net of $44.8 million for the prior year. The decline of $77.3 million was primarily due to the impact of net sales of fixed maturity securities during a rising interest rate environment for most of 1999. Realized losses on fixed maturities were $29.1 million in 1999, consisting of losses on sales of $18.0 million and writedowns for impairments deemed other than temporary of $11.1 million. In 1998, there were realized gains of $29.8 million on fixed maturities, net of writedowns for impairments deemed other than temporary of $2.8 million. In addition, in 1999 the Company realized $1.6 million in losses from U.S. Treasury futures transactions versus a gain of $12.4 million in the prior year.

Asset management fees increased to $60.4 million at December 31, 1999 from $40.2 million at December 31, 1998. These represent fees collected from the Prudential Series Funds ("PSF"), a portfolio of mutual fund investments related to the Company's Separate Account products. The increase reflects a $4.5 billion increase in Separate Account assets in 1999, as discussed above.

Policyholders' benefits were $205.0 million for the year ended December 31, 1999, an increase of $11.3 million from $193.7 million for the year ended December 31, 1998. The increase was mainly due to increases in reserves of $4.2 million, surrender increases of $3.0 million, and term life conversion credits of $3.0 million. The reserve increase reflects continued business expansion in the Company's Taiwan branch. As noted above, the Taiwan branch experienced a 40% growth in sales in 1999, requiring an increase to their reserves of $12.8 million. This increase was offset by a decline in domestic reserves of $8.9 million resulting from a reduction in extended term insurance activity and a decrease in year over year sales. The term life conversions of $3.0 million relate to premium credits provided to policyholders who exercised an option to convert term life insurance products to variable life insurance.

Interest credited to policyholder account balances for the year ended December 31, 1999 was $136.9 million, an increase of $17.9 million from $119.0 million in 1998. Interest credited for the PACE product increased by $15.0 million as PACE account balances increased to $584.7 million at December 31, 1999 from $231.3 million at December 31, 1998.

General, administrative and other expenses, net of capitalization and amortization of deferred policy acquisition costs ("DAC"), increased $160.7 million to $392.0 million in 1999 from $231.3 million in 1998. The increase was primarily the result of the implementation of a new expense allocation methodology from Prudential. This new allocation process shifts a greater amount of expenses to products requiring more complex business processes and more transactions, such as variable products which allow policyholders to make changes in their investment portfolio. As a result of this change, the Company's allocation of general and administrative expenses from Prudential increased by approximately $78.0 million. These allocated expenses include distribution expenses from Prudential's retail agency network. Beginning in 1999, market based distribution transfer pricing was the basis for allocating costs to each product distributed through Prudential's retail agency network. A majority of these distribution expenses have been capitalized by the Company as DAC.

Other factors contributing to the increase in general, administrative and other expenses include DAC amortization, Prudential Global Asset Management ("PGAM") fees and a reserve for unbeknownst modified endowment contracts ("UMEC"). DAC amortization increased by $46.3 million. In 1998, DAC amortization was reduced as a result of a change in estimate of gross profit margin related to variable universal life products and increased profitability of the Discovery Select product. In addition, beginning in 1999 expenses included an asset based charge from PGAM for managing Separate Account investment portfolios. These fees were $25.8 million in 1999. Expenses in 1999 also include $10.2 million for the establishment of a reserve for UMEC. A modified endowment contract ("MEC") is a universal life policy in which the money paid into the contract by the contractholder exceeds the level permitted by the Internal Revenue Service. Consequently, the contract loses its tax deferred status. The Company had failed to notify contractholders when they reached this level, and therefore has agreed to remedy policyholders for any penalties they have incurred. The Company has established a reserve to cover any tax liability to be paid on behalf of the policyholder, any enhanced death benefit given to the policyholder as a remedy and any expected administrative costs.

(b) 1998 versus 1997

Total insurance revenues, consisting of premiums and policy charges and fee income, increased by $31.0 million for the year ended December 31, 1998 to $432.7 million from $401.7 million for the year ended December 31, 1997. The increase was due to higher premium revenues at the Company's Taiwan branch and higher mortality and expense charges related to increases in policyholder account balances during 1998. In addition, there was an increase of $4.6 million in premiums related to extended term policy conversions.

The Company's net investment income increased by $1.8 million for the year ended December 31, 1998 to $261.4 from $259.6 million for the year ended December 31, 1997. Consolidated net realized investment gains increased $33.8 million in 1998 due to the sale of fixed maturities during a period of declining interest rates.

Policyholders' benefits decreased $5.8 million for the year ended December 31, 1998 to $193.7 million from $199.5 million for the year ended December 31, 1997 due to less surrenders from extended term insurance.

Interest credited to policyholders' account balances increased by $8.1 million for the year ended December 31, 1998 to $118.9 million from $110.8 million for the year ended December 31, 1997. Accounting for more than half of this increase was the introduction of a new non-participating GIC product, PACE, early in 1998. The remaining increase was attributable to the rise in policyholder account balances as well as increased interest credited pertaining to Separate Account policy loans, partially offset by declining interest crediting rates for interest-sensitive life contracts.

General, administrative and other expenses increased by $3.7 million for the year ended December 31, 1998 to $231.3 million from $227.6 million for the year ended December 31, 1997. Increased sales activity resulted in a corresponding increase in expenses. In addition to the increased sales volume, Prudential's allocation methodology for expenses billed to Pruco Life changed late in 1998, resulting in increased expenses allocated to the Company. Offsetting this increase was a 1997 refinement of estimated gross profit margins which led to an overall decrease in DAC amortization relative to 1997.

Changes in Financial Position

1999 versus 1998

Total assets increased from $16.8 billion at December 31, 1998 to $21.8 billion at December 31, 1999, an increase of $5.0 billion, of which $4.5 billion represents growth in Separate Account assets. Contributions to Separate Accounts were $3.5 billion in 1999, withdrawals and expense disbursements were $1.1 billion and net investment income (including realized and unrealized gains) was $2.1 billion. The majority of the Separate Account increase came from the Discovery Select annuity product which increased by $3.7 billion due to net sales and appreciation, including $1.2 billion in exchange sales. Other increases in 1999 are mainly from growth in investments of $235.0 million and DAC of $201.0 million. For discussion of Investments see "Investment Portfolio and Investment Strategies" which follows.

Total liabilities increased from $15.1 billion at December 31, 1998 to $20.1 billion at December 31, 1999, an increase of $5.0 billion. The increase was primarily due to higher Separate Account liabilities of $4.5 billion in 1999, increases to policyholder account balances of $414 million and increases to future policy reserves of $107 million. The increase of $414 million in policyholders' account balances from $2.7 billion at December 31, 1998 to $3.1 billion at December 31, 1999 was primarily due to the PACE product which increased by $353.0 million in 1999. Annuity General Account balances increased by $70.0 million in 1999, mainly due to exchanges and sales of the Discovery Select product.

Future policy benefits increased by $107.2 million from $528.8 million at December 31, 1998 to $636.0 million at December 31, 1999. The increase was primarily the result of increased sales and in-force business at the Taiwan branch.

Investment Portfolio and Investment Strategies

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $4.5 billion at December 31, 1999, versus $4.2 billion at December 31, 1998. A diversified portfolio of publicly traded bonds, private placements, commercial mortgages and equity investments is managed under strategies intended to maintain optimal asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

The asset management strategy for the portfolio is in accordance with an investment policy statement developed and coordinated within the Company by the Portfolio Management Group, agreed to by senior management, and approved by the Company's Board of Directors. In managing the investment portfolio, the long term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset mix strategies are constrained by the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset mix strategies also include maintenance of broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, quality across the portfolio, and recent activities to manage the portfolio are discussed below.

Fixed Maturities

The fixed maturity portfolio is diversified across maturities, sectors and issuers. The Company has classified all publicly traded securities as "available for sale" or "AFS". As of December 31, 1999 and 1998, approximately 72% and 63% respectively, of privately traded securities, were classified as AFS. The remainder of the privately placed fixed maturities were classified as "held to maturity" or "HTM". "Available for sale" securities are carried in the Consolidated Statements of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits or charges to "Accumulated Other Comprehensive Income", a component of equity capital. Securities "held to maturity" are carried at amortized cost, and unrealized gains or losses on these securities are not recognized in the financial statements. At December 31, 1999 the fixed maturities portfolio totaled $3.4 billion (AFS fair value of $3.0 billion and HTM amortized cost of $0.4 billion), an increase of $0.2 billion compared to December 31, 1998. This increase in fixed maturities was due primarily to cash inflows from the PACE products of $0.3 billion, offset in part by net unrealized losses due to rising interest rates.

                                           1999                                         1998
                      ---------------------------------------------- ------------------------------------------
                                                          Net                                         Net
                      Amortized Cost    Estimated      Unrealized      Amortized      Estimated    Unrealized
                                        Fair Value      (Losses)         Cost        Fair Value      Gains
                      -------------- --------------- --------------- -------------- ------------- -------------
                                                           (In Thousands)

Fixed maturities
Publicly traded          $2,070,500     $2,004,636      $(65,864)     $2,040,592     $2,054,807      $14,215
Privately placed          1,402,547      1,371,548       (30,999)      1,108,620      1,130,964       22,344

                      -------------- --------------- --------------- -------------- ------------- -------------
Total                    $3,473,047     $3,376,184      $(96,863)     $3,149,212     $3,185,771      $36,559
                      ============== =============== =============== ============== ============= =============

At December 31, 1999, net unrealized losses on the "available for sale" fixed maturity portfolio totaled $85.7 million compared with net unrealized gains of $25.3 million at December 31, 1998. The change in the net unrealized gain position reflects the impact of rising interest rates..

Based on fair value, the Company's holdings of private placement fixed maturities constituted 41% and 35% of total fixed maturities at December 31, 1999 and 1998, respectively. These investments generally offer higher yields than comparable quality public market securities, increase the diversification of the portfolio, and contain tighter covenant protection than public securities.

Gross investment income from fixed maturities increased by $12.2 million to $217.5 million in 1999 as a result of a higher average asset base from the investment of positive cashflows from the PACE products in 1999. Realized losses were $29.1 million in 1999 compared with realized gains of $29.8 million in 1998. This decrease was attributed to net sales activity during a rising interest rate environment for most of 1999, as opposed to 1998 when rates were falling. In addition, writedowns for impairments of fixed maturities which were deemed to be other than temporary increased by $8.4 million from 1998.

Credit Quality

The following table describes the credit quality of the fixed maturity portfolio, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") or Standard & Poor's Corporation, an independent rating agency as of December 31, 1999:

                                     December 31, 1999                           December 31, 1998
                         ------------------------------------------- ---------------------------------------------
          Standard &      Amortized             Estimated             Amortized              Estimated
  NAIC      Poor's           Cost        %      Fair Value      %        Cost         %      Fair Value        %
------------------------ --------------------- --------------------- --------------------- -----------------------
                                                            (In Thousands)

   1    AAA to AAA-      $1,369,346     39.4%   $1,342,146     39.8%    $1,375,368    43.7%   $1,398,678     43.9%
   2    BBB+ to BBB-      1,847,502     53.2%    1,787,102     52.9%     1,436,820    45.6%    1,449,072     45.5%
   3    BB+ to BB-          159,896      4.6%      150,994      4.5%       240,380     7.6%      244,933      7.7%
   4    B+ to B-             75,843      2.2%       75,239      2.2%        68,621     2.2%       66,762      2.1%
   5    CCC or lower          7,718      0.2%        8,061      0.2%        27,553     0.9%       26,062      0.8%
   6    In or near
          default            12,742      0.4%       12,642      0.4%           470     0.0%          264      0.0%

                        -------------          -------------          -------------         --------------
        Total            $3,473,047    100.0%   $3,376,184    100.0%    $3,149,212   100.0%   $3,185,771    100.0%
                        =============          =============          =============         ==============

The fixed maturity portfolio consists largely of investment grade assets (rated "1" or "2" by the NAIC), with such investments accounting for 93% and 89% of the portfolio at December 31, 1999 and 1998, respectively, based on fair value. As of both of those dates, less than 1% of the fixed maturities portfolio, based on fair value, was rated "6" by the NAIC, defined as public and private placement securities which are currently non-performing or believed subject to default in the near-term.

The Company maintains separate monitoring processes for public and private fixed maturities and creates watch lists to highlight securities which require special scrutiny and management. The Company's fixed maturity asset managers formally review all public fixed maturity holdings on a monthly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or industry specific concerns. The Company classifies public fixed maturity securities of issuers that have defaulted as loans not in good standing and all other public watch list assets as closely monitored.

Our private fixed maturity asset managers conduct specific servicing tests on each investment on a quarterly basis to determine whether the investment is in compliance or should be placed on the watch list or assigned an early warning classification. The Company assigns early warning classification to those issuers that have failed a servicing test or experienced a minor covenant default, and the Company continues to monitor them for improvement or deterioration. The Company assigns closely monitored status to those investments that have been recently restructured or for which restructuring is a possibility due to substantial credit deterioration or material covenant defaults. The Company classifies as not in good standing securities of issuers that are in more severe condition, for example, bankruptcy or payment default.

                                              December 31, 1999                        December 31, 1998
                                       ---------------------------------       ---------------------------------
                                          Amortized                                Amortized
                                             Cost            % of Total               Cost          % of Total
                                       ---------------      ------------        ---------------   --------------
                                                                    (In Thousands)

Performing                               $3,428,880             98.8%             $3,124,315           99.2%
Watch List
  Closely monitored                          31,425              0.9%                 24,427            0.8%
  Not in good standing                       12,742              0.3%                    470            0.0%
                                       ---------------                          ---------------
Total                                    $3,473,047                               $3,149,212
                                       ===============                          ===============

Writedowns for impairments of fixed maturities which were deemed to be other than temporary were $11.2 million, $2.8 million and $0.1 million for the years 1999, 1998 and 1997, respectively.

Portfolio Diversity

The fixed maturity portfolio is broadly diversified by type and industry of issuer. The greatest industry concentrations within the public portfolio were finance, utilities, and manufacturing. The greatest concentrations within the private portfolio were asset backed securities, manufacturing and service issues. The portfolio is summarized below by issuer category:

                                                            December 31, 1999
                                              -----------------------------------------------
                                                 Amortized        Estimated         % of
                                                   Cost           Fair Value     Fair Value
                                              --------------- ----------------- -------------
                                                              (In Thousands)

         United States government
             securities and obligations           $ 113,172        $ 111,122          3.3%
         Mortgage backed securities                   1,558            1,712          0.1%
         Asset backed securities (1)                464,097          453,441         13.4%
         Foreign government securities               92,725           92,988          2.8%
         Manufacturing                              706,866          675,731         20.0%
         Utilities                                  489,207          471,534         14.0%
         Retail and wholesale                       244,723          238,438          7.1%
         Energy                                      31,392           30,837          0.9%
         Finance                                    635,268          625,321         18.5%
         Services                                   518,040          504,350         14.9%
         Transportation                             166,108          160,586          4.7%
         Other                                        9,891           10,124          0.3%
                                              ----------------  --------------- -------------
         Total                                   $3,473,047       $3,376,184        100.0%
                                              ================  =============== =============

                                                            December 31, 1998
                                              -----------------------------------------------
                                                 Amortized        Estimated         % of
                                                   Cost           Fair Value     Fair Value
                                              --------------- ----------------- -------------
                                                              (In Thousands)

         United States government
             securities and obligations           $ 110,294         $ 110,839           3.5%
         Mortgage backed securities                     750               906           0.1%
         Asset backed securities (1)                428.321           431,182          13.5%
         Foreign government securities               87,112            88,419           2.8%
         Manufacturing                              585,680           589,775          18.5%
         Utilities                                  454,279           463,140          14.5%
         Retail and wholesale                       166,980           168,837           5.3%
         Energy                                       6,429             6,649           0.2%
         Finance                                    556,850           561,751          17.6%
         Services                                   584,496           594,240          18.7%
         Transportation                             148,999           151,091           4.8%
         Other                                       19,022            18,942           0.5%
                                              ----------------  --------------- -------------
         Total                                  $ 3,149,212       $ 3,185,771         100.0%
                                              ================  =============== =============


(1) Asset backed securities are primarily backed by credit card receivables, home equity loans, trade receivables and auto loans.

Mortgage Loans on Real Estate

As of December 31, 1999, the Company's mortgage loan portfolio totaled $10.5 million, a reduction of $6.8 million from December 31, 1998, reflecting maturities and prepayments. The portfolio is comprised of commercial mortgage loans, with diversification by property type and geographic location. Refer to Footnote 3 in the Notes to Consolidated Financial Statements. In 1999, investment income increased by $1.0 million versus 1998 mainly due to increased mortgage loan prepayment income in anticipation of increasing interest rates.

The Company monitors the mortgage loan portfolio quarterly and through that process identifies which loans require additional monitoring. Loans with estimated collateral values less than the outstanding loan balances and loans demonstrating characteristics indicative of higher than normal credit risks are reviewed by management. The underlying collateral values are based upon discounted property cash flow projections or external appraisals.

Equity Securities

The Company's equity securities are comprised of common stocks and are carried at estimated fair value on the Statements of Financial Position. Based on fair value, equity securities totaled $4.5 million in 1999 compared to $2.8 million in 1998. The equity securities portfolio experienced no significant changes in income or realized gains in 1999.

Short-Term Investments

Short-term investments include highly liquid debt instruments such as commercial paper which are purchased with an original maturity of twelve months or less. These securities are carried at amortized cost, which approximates fair value. As of December 31, 1999, the Company's short-term investments totaled $207.2 million, a decrease of $33.5 million compared to $240.7 million at December 31, 1998. The decrease in short-term investments was primarily due to decreased securities financing activity. Net investment income was $19.2 million for 1999 and $23.1 million for 1998. The reduction reflects a decrease in the average asset base.

Other Significant Items

Derivatives

The Company uses derivatives primarily to alter mismatches between the duration of assets in its portfolios and the duration of insurance and annuity liabilities supported by those assets. During 1999, $1.6 million of losses were realized from derivatives versus gains of $12.4 million in 1998. The Company was net long in interest rate futures during both years. However, interest rates were generally rising in 1999 versus declining in 1998.

2.  Liquidity and Capital Resources

The Company's liquidity requirements include the payment of sales commissions, other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments or through short term borrowing from its affiliate Prudential Funding Corporation (refer to Footnote 14 in the Notes to Consolidated Financial Statements). As of December 31, 1999, the Company's assets included $2.1 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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

Insurance companies are subject to Risk-Based Capital ("RBC") guidelines, monitored by insurance regulatory authorities, that measure the ratio of the Company's statutory surplus with certain adjustments ("Adjusted Capital") to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulae that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company's products, interest rate risks, and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company's statutory capitalization.

The Company considers RBC implications in its asset/liability management strategies. Each year, the Company conducts a thorough review of the adequacy of statutory insurance reserves and other actuarial liabilities. The review is performed to ensure that the Company's statutory reserves are computed in accordance with accepted actuarial standards, reflect all contractual obligations, meet the requirements of state laws and regulations and include adequate provisions for any other actuarial liabilities that need to be established. All significant reserve changes are reviewed by the Board of Directors and are subject to approval by the Arizona Department of Insurance and the New Jersey Department of Banking and Insurance (the "Insurance Departments"). The Company believes that its statutory capital is adequate for its currently anticipated levels of risk as measured by regulatory guidelines.

The NAIC has approved a series of codified statutory accounting standards which will replace the current Accounting Practices and Procedures Manual as the NAIC's primary guidance on statutory accounting. Certain of the standards could have an impact on the measurement of statutory capital which, in turn, could affect RBC ratios of insurance companies. The Insurance Departments have issued notices requiring adoption of the new Accounting Practices and Procedures Manual for financial filings with an "as of" date on and after January 1, 2001. The Company has not estimated the potential effect of the Codification guidance, but does not believe it will have an adverse impact on the Company's surplus position.

3. Regulatory Environment

The Company is subject to the laws of the Insurance Departments. A detailed financial statement in the prescribed form (the "Annual Statement") is filed with the Insurance Departments each year covering the Company's operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Departments includes periodic examinations to verify the accuracy of contract liabilities and reserves. The Company's books and accounts are subject to review by the Insurance Departments at all times. A full examination of the Company's operations is conducted periodically by the Insurance Departments and under the auspices of the NAIC.

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

The NAIC has adopted several regulatory initiatives designed to improve the surveillance and financial analysis regarding the solvency of insurance companies in general. These initiatives include the development and implementation of a risk-based capital formula as described in the Liquidity and Capital Resources disclosure. The implementation of these standards has not had a significant impact on the Company.

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

4.  The Year 2000 Issue

The Company utilizes many of the same business applications, infrastructure and business partners as Prudential. Prudential addressed the Year 2000 issue on an enterprise-wide basis. Therefore, it is not possible to differentiate the Company's Year 2000 issue from that of Prudential. The accompanying discussion of the Year 2000 issue and its outcome reflects steps taken by Prudential to mitigate the Year 2000 risks.

The Year 2000 issue is best understood as a computer hardware and software problem in which computer systems that have date-sensitive programming may recognize a date using "00" as the year 1900 instead of the year 2000. Prudential's total cost to address the Year 2000 issue was $225 million, with $13 million spent in 1996, $64 million in 1997, $104 million in 1998 and $44 million in 1999. These amounts do not include Prudential's share of Year 2000 costs incurred by partnerships or joint ventures in which Prudential participates but does not have a controlling financial interest. These amounts also exclude costs for replacement systems that Prudential implemented or accelerated solely due to potential Year 2000 failures because they were immaterial. Prudential funded the cost of its Year 2000 program from operations.

During the course of its Year 2000 program, Prudential delayed some discretionary computer projects to focus on completion of the Year 2000 projects. These delays did not have a material impact on Prudential's or the Company's financial condition or operations.

To date, neither Prudential nor the Company have experienced material Year 2000 related problems in any of their operations. Prudential believes that it has mitigated the Year 2000 risk, however Prudential cannot guarantee that it will not experience a Year 2000 failure that has thus far been undetected. In the worst case, it is possible that an as yet unknown Year 2000 failure, whether internal or external, could have a material impact on Prudential or Pruco Life's results of operations, liquidity or financial condition. Where necessary, we have enhanced our general business continuation contingency plans to ensure that they would be effective in responding to a Year 2000 failure. Substantially all of these plans, as they related to Year 2000 issues, include the ultimate resolution of any technology failure that we may encounter.

5.  Effective New Accounting Pronouncements

Refer to Footnote 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements.


6.  Information Concerning Forward-Looking Statements

Some of the statements contained in Management's Discussion and Analysis, including those words such as "believes", "expects", "intends", "estimates", "assumes", "anticipates" and "seeks", are forward-looking statements. These forward-looking statements involve risk and uncertainties. Actual results may differ materially from those suggested by the forward-looking statements for various reasons. In particular, statements contained in Management's Discussion and Analysis regarding the Company's business strategies involve risks and uncertainties, and we can provide no assurance that we will be able to execute our strategies effectively or achieve our financial and other objectives.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Risk Management, Market Risk, and Derivative Financial Instruments

As an wholly-owned subsidiary of Prudential, the Company benefits from the risk management strategies implemented by its parent.

Risk management includes the identification and measurement of various forms of risk, establishment of acceptable risk thresholds, and creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Prudential considers risk management an integral part of its core businesses.

The risks inherent in the Company's operations include market risk, product risk, credit risk, and operating risk.

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment activities supporting all of the Company's products and services generate market risks. Market risks incurred and the strategies for managing these risks vary by product.

With respect to non-variable life insurance products, fixed rate annuities and the fixed rate options in our variable life insurance and annuity products, the Company incurs market risk primarily in the form of interest rate risk. The Company manages this risk through asset/liability management strategies that seek to match the interest rate sensitivity of the assets to that of the underlying liabilities. The Company's overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of the Company's insurance liabilities than that of the related assets, to the extent the Company can measure such sensitivities the Company believes that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, the Company's main exposure is the risk that asset management fees may decrease as a result of declines in assets under management due to changes in prices of securities. The Company is also exposed to the risk that asset management fees calculated by reference to performance could be lower. For variable annuity and variable life insurance products with minimum guaranteed death benefits, the Company also faces the indirect risk that declines in the value of underlying investments as a result of changes in securities prices may increase the Company's net exposure to death benefits under these contracts. The Company does not believe that these indirect risks add significantly to the Company's overall risk. The Company manages its exposure to equity price risk primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. The Company measures benchmark risks level in terms of price volatility in relation to the market in general.

The Company's exposure to market risk results from "other than trading" activities in its insurance businesses. Market risks in the Company's insurance business are managed through an investment process that incorporates asset/liability management techniques and other risk management policies and limits. Derivatives, as discussed further below, are used for hedging purposes in the asset/liability management process. These include sensitivity and Value-at-Risk measures, positions and other limits based on type of risk, and various hedging methods.

Insurance Asset/Liability Management

The Company seeks to maintain interest rate and equity exposures within established ranges, which are periodically adjusted based on market conditions and the design of related insurance products sold to customers. The Company's risk managers, who work with portfolio and asset managers but under separate management, establish investment risk limits for exposures to any issuer, geographic region, type of security or industry sector and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors.

The Company uses duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rate. The Company seeks to manage its interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling "duration mismatch" of assets and liabilities. The Company has a target duration mismatch level of plus or minus 0.5 years. As of December 31, 1999, the difference between the pre-tax duration of assets and the target duration of liabilities in the Company's duration managed portfolio was less than 0.1 years. The Company also considers risk-based capital implications in its asset/liability management strategies.

The Company also performs portfolio stress testing as part of its regulatory cash flow testing. In this testing, the Company evaluates the impact of altering its interest-sensitive assumptions under various moderately adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amounts of redemptions and pre-payments of fixed-income securities and lapses and surrenders of insurance products. The Company evaluates any shortfalls that this cash flow testing reveals to determine if there is a need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Assets that subject the Company to interest rate risk include fixed maturities, mortgage loans on real estate, and policy loans. In the aggregate, the carrying value of these assets represented 73% of consolidated assets, other than assets that are held in Separate Accounts, as of December 31, 1999 and 74% as of December 31, 1998. With respect to liabilities, the Company is exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance and annuity and investment type contracts.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 1999 and 1998, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management's expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

This presentation does not include $2.469 billion and $2.393 billion of insurance reserves and deposit liabilities at December 31, 1999 and 1998, respectively. The Company believes that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in the following tables.


                                                          December 31, 1999
                                     ---------------------------------------------------------------
                                                                      Fair Value
                                                                      After + 100
                                                                      Basis Point
                                        Notional       Estimated       Parallel      Hypothetical
                                         Value           Fair         Yield Curve      Change in
                                     (derivatives)       Value           Shift        Fair Value
                                     ---------------------------------------------------------------
Financial Assets and Liabilities                              (In millions)
  with Interest Rate Risk:
Financial Assets:
     Fixed maturities:
         Available for sale                       -         $ 2,998         $ 2,897         $ (101)
         Held to maturity                         -             378             367            (11)
     Mortgage loans on real estate                -              12              12               -
     Policy loans                                 -             761             728            (33)

Derivatives
     Futures                                    122             (2)             (9)             (7)

Financial liabilities
Investment contracts                              -         (1,277)         (1,262)              15

                                                                                    ----------------
Total estimated potential loss                                                              $ (137)
                                                                                    ================


                                                          December 31, 1998
                                     ---------------------------------------------------------------
                                                                      Fair Value
                                                                      After + 100
                                                                      Basis Point
                                        Notional       Estimated       Parallel      Hypothetical
                                         Value           Fair         Yield Curve      Change in
                                     (derivatives)       Value           Shift        Fair Value
                                     ---------------------------------------------------------------
Financial Assets and Liabilities                              (In millions)
  with Interest Rate Risk:
Financial Assets:
     Fixed maturities:
         Available for sale                       -         $ 2,764         $ 2,666          $ (98)
         Held to maturity                         -             422             408            (14)
     Mortgage loans on real estate                -              19              19               -
     Policy loans                                 -             806             762            (44)

Derivatives
     Futures                                     41               -             (2)             (2)

Financial liabilities
Investment contracts                              -           (839)           (832)               7

                                                                                    ----------------
Total estimated potential loss                                                              $ (151)
                                                                                    ================

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company's insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than the Company.

Market Risk Related to Equity Prices

The Company actively manages equity price risk relative to benchmarks in respective markets. Equity holdings are benchmarked against a blend of leading market indices, mainly the Standard & Poor's ("S&P") 500 and Russell 2000, and targets price sensitivities that approximate those of the benchmark indices. The Company estimates its equity price risk from a hypothetical 10% decline in equity benchmark market levels and measures this risk in terms of the decline in the fair value of the equity securities it holds. Using this methodology, the Company's estimated equity price risk at December 31, 1999 was $.4 million, representing a hypothetical decline in fair market value of equity securities held by the Company at that date from $4.5 million to $4.1 million. The Company's estimated equity price risk using this methodology at December 31, 1998 was $.3 million, representing a hypothetical decline in fair market value of equity securities the Company held at that date from $2.8 million to $2.5 million. These amounts exclude equity securities relating to products for which investment risk is borne primarily by the contractholder rather than by the Company. While these scenarios are for illustrative purposes only and do not reflect management's expectations regarding future performance of equity markets or of the Company's equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events.

Market Risk Related to Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange risk in its investment portfolio and through its operations in Taiwan. The Company generally hedges substantially all foreign currency-denominated fixed-income investments supporting its U.S. insurance operations into U.S. dollars, using foreign exchange currency swaps, in order to mitigate the risk that the fair value of these investments fluctuates as a result of changes in foreign exchange rates. The Company generally does not hedge all of the foreign currency risk of its equity investments in unaffiliated foreign entities.

Foreign currency exchange risk is actively managed within specified limits at the enterprise (Prudential) level using Value-at-Risk ("VaR") analysis. This statistical technique estimates, at a specified confidence level, the potential pretax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. This calculation utilizes a variance/covariance approach.

The Company calculates VaR estimates of exposure to loss from volatility in foreign currency exchange for a one month time period. The Company's estimated VaR at December 31, 1999 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one month time horizon, was $1.2 million, representing a hypothetical decline in fair market value of these foreign currency assets from $36.1 million to $34.9 million. The Company's estimated VaR at December 31, 1998 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one month time horizon, was $0.5 million, representing a hypothetical decline in fair market value of these foreign currency assets from $32.0 million to $31.5 million. These calculations use historical price volatilities and correlation data at a 95% confidence level.

The Company's average monthly VaR from foreign currency exchange rate movements measured at the 95% confidence level over a one month time horizon was $1.5 million during 1999 and $1.6 million during 1998.

Limitations of VaR Models

Although VaR models represent a recognized tool for risk management, they have inherent limitations, including reliance on historical data that may not be indicative of future market conditions or trading patterns. Accordingly VaR models should not be viewed as a predictor of future results. The Company may incur losses that could be materially in excess of the amounts indicated by the model on a particular trading day or over a period of time. A VaR model does not estimate the greatest possible loss. The Company uses these models together with other risk management tools, including stress testing. The results of these models and analysis thereof are subject to the judgment of the Company's risk management personnel.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices, or the value of securities or commodities. Derivative financial instruments can be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forwards contracts. See Footnote 11 of the Notes to Consolidated Financial Statements as to the Company's derivative positions at December 31, 1999 and 1998. Under insurance statutes the Company may only use derivative securities in hedging activities intended to offset changes in the market value of assets held, obligations, and anticipated transactions. These statutes prohibit the use of derivatives for speculation. The Company uses derivative financial instruments to seek to reduce market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or currency exposures arising from mismatches between assets and liabilities.

Product Risk is the risk of adverse results due to deviation of experience from expected levels reflected in pricing. Products are priced to reflect the expected levels of benefits and expense while allowing a margin for adverse deviation. The level of margin varies with product design and pricing strategy with respect to the targeted market. The Company seeks to maintain underwriting standards so that premium charged is consistent with risk assumed on an overall basis. Additionally, most of the Company's policies and contracts allow the Company to adjust credits (via interest crediting rates) and/or charges (in contracts where elements such as mortality and expense charges are not guaranteed), allowing the Company some flexibility to respond to changes in actuarial experience. The Company also considers the competitive environment in determining pricing elements including premiums, crediting rates, and non-guaranteed charges.

Mortality risks, generally inherent in most of the Company's life insurance and annuity products, are incorporated in pricing based on the Company's experience (if available and relevant) and/or industry experience. Mortality studies are performed periodically to compare the actual incidence of death claims in relation to business in force, to levels assumed in pricing and to industry experience. Expense risk is the risk that actual expenses exceed those assumed in pricing, relates to all products and varies by volume of business as well as general price level changes. Persistency risk represents the risk that the pattern of policy surrenders will deviate from assumed levels so that policies do not remain in force long enough to allow the Company to recover its acquisition costs. Certain products are designed, by use of surrender charges and other features, to discourage early surrenders and thus mitigate this risk to the Company. Periodic studies are performed to compare actual surrender experience to pricing assumptions and industry experience.

For fee-based products in which investment risk is borne by the client, the Company retains the risk that fees charged may not adequately cover administrative expenses. The ability to earn a spread between these fees and the associated costs is dependent upon the competitive environment, product performance, the ability to attract clients and assets, and the Company's control of expense levels.

Credit Risk is the risk that counterparties or issuers may default or fail to fully honor contractual obligations and is inherent in investment portfolio asset positions including corporate bonds and mortgages, private placements and other lending-type products, certain derivative transactions, and various investment operations functions. In derivative transactions, the Company follows an established credit approval process which includes risk control limits and monitoring procedures. The Company is also exposed to credit risk resulting from reinsurance transactions.

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

Operating Risk is the risk of potential loss from internal or external events such as mismanagement, fraud, systems breakdowns, business interruption, or failure to satisfy legal or fiduciary responsibilities. Like other financial institutions, the Company is exposed to the risk of misconduct by employees that are contrary to the internal controls the Company designed to manage those risks. Legal risk may arise from inadequate control over contract documentation, marketing processes, or other operations. The Company is subject to internal controls established by Prudential to manage regulatory, legal, credit, asset management and other risks at the business unit level for specific lines of business and at the enterprise level for company-wide processes. Business unit management personnel, internal auditors and an enterprise level Management Internal Control unit monitor the Company's controls. The Company's controls are subject to regulatory review in certain instances.

Another aspect of operating risk relates to the Company's ability to conduct transactions electronically and to gather, process, and disseminate information and maintain data integrity and uninterrupted operations given the possibility of unexpected or unusual events. The Company has implemented a business continuation initiative to address these concerns. The potential impact of the Year 2000 on computer operations, infrastructural support, and other matters is discussed above.


Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements and Financial Statement Schedules elsewhere in this Annual Report.


Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant


Name                                      Position                                                         Age
----                                      --------                                                         ---

James J. Avery, Jr.                       Chairman of the Board and Director                                48

I. Edward Price                           Vice Chairman of the Board and Director                           57

Esther H. Milnes                          President and Director                                            49

James Drozanowski                         Senior Vice President                                             57

Hiroshi Nakajima                          Senior Vice President                                             56

Hwei-Chung Shao                           Senior Vice President and Chief Actuary                           45

Dennis G. Sullivan                        Principal Financial Officer and Chief Accounting Officer          44

David A. Nachman                          Vice President and Comptroller                                    52

Clifford E. Kirsch                        Chief Legal Counsel and Secretary                                 40

William M. Bethke                         Director                                                          52

Ira J. Kleinman                           Director                                                          52

David R. Odenath, Jr.                     Director                                                          43

Kiyofumi Sakaguchi                        Director                                                          57
--------------------------------------------------------------------------------------------------------------


James J. Avery, Jr., age 48 was elected Chairman of the Board of Directors of the Company on June 27, 1997. Mr. Avery joined the Prudential Insurance Company of America in 1988 and has served as President, Prudential Individual Life Insurance since 1998. From 1997 to 1998 he was Senior Vice President, CFO and Chief Actuary for the Prudential Individual Insurance Group. From 1995 to 1997 he was President, Prudential Select.

I. Edward Price, age 57, has been Senior Vice President and Actuary of Prudential Individual Life Insurance since 1998. From 1995 to 1998 he was Senior Vice President and Actuary, Prudential Individual Insurance Group. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994 he was President, Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of Prudential.

Esther H. Milnes, age 49, has been Vice President and Chief Actuary, Prudential Individual Life Insurance since 1999. From 1996 to 1999 she was Vice President and Actuary of Prudential Individual Insurance Group. From 1993 to 1996, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James C. Drozanowski, age 57, has been Vice President, Operations and Systems, Prudential Individual Financial Services since 1998. From 1996 to 1998 he was Vice President and Operations Executive, Prudential Individual Insurance Group. From 1995 to 1996, he was President and Chief Executive Officer of Chase Manhattan Bank, and from 1993 to 1995, he was Vice President, North America Customer Services, Chase Manhattan Bank. Prior to 1993, he was Operations Executive, Global Securities Services, Chase Manhattan Bank.

Hiroshi Nakajima, age 56, has been President and Chief Executive Officer of Pruco Life Insurance Company, Taiwan Branch, since November 1997.

Hwei-Chung Shao, age 45, has been Vice President and Associate Actuary, Prudential since 1996. Prior to 1996, she was Vice President and Assistant Actuary, Prudential Corporate Risk Management.

Dennis G. Sullivan, age 44, was elected Principal Financial Officer and Chief Accounting Officer of the Company in March, 1999. Mr. Sullivan has been Vice President and Deputy Controller of Prudential since November 1998. Prior thereto, from January 1998, Mr. Sullivan was Vice President and Controller of ContiFinancial Corporation. From 1997 to 1998, Mr. Sullivan was Deputy Corporate Controller of Salomon Brothers Inc. Prior to 1997, he was a director at Salomon Brothers Inc.

David A. Nachman, age 52, was elected Vice President and Comptroller of the Company in March, 1999. Mr. Nachman joined the Prudential Insurance Company of America in 1973 and has served as Vice President, Accounting, Prudential since 1992.

Clifford E. Kirsch, age 40, has been Chief Legal Counsel and Secretary of the Company since 1995. Mr. Kirsch joined Prudential Insurance Company of America in 1995 as Chief Counsel, Variable Products. From 1994 to 1995 he was Associate General Counsel of Paine Webber, Inc. Prior to 1994 he was an Assistant Director at the United States Securities and Exchange Commission.

William M. Bethke, age 52, has been Chief Investment Officer, Prudential since 1997. Prior to 1997 he was President, Prudential Capital Markets Group.

Ira J. Kleinman, age 52, has been Executive Vice President, Prudential International Insurance Group since 1997. From 1995 to 1997 he was Chief Marketing and Product Development Officer of Prudential Individual Insurance Group. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of Prudential. Prior to 1992, he was Vice President of Prudential.

David R. Odenath, Jr., age 43, has been President of Prudential Investments since 1999. Prior to joining Prudential in 1999, Mr. Odenath was Senior Vice President and Director of Sales for the Investment Consulting Group at PaineWebber.

Kiyofumi Sakaguchi, age 57, has been Executive Vice President, International Insurance since 1998. From 1995 to 1998 he was President, Prudential International Insurance Group. From 1994 to 1995 he was Chairman and Chief Executive Officer, the Prudential Life Insurance Co., Ltd., Japan. Prior to 1994 he was President and Chief Executive Officer, Asia Pacific Region-Prudential International Insurance, and President, the Prudential Life Insurance Co., Ltd.


Item 11.  Executive Compensation

The following table shows the 1999 annual compensation, paid by Prudential, and allocated based on time devoted to the duties as an executive of the Company for services provided to the Company:


    Name and Principal                                                                             Other Annual
         Position                      Year                 Salary               Bonus             Compensation
----------------------------    -------------------    -----------------    -----------------    -----------------

Esther H. Milnes                       1999                 $20,782              $23.238                $0
President                              1998                  20,769               26,313                 0
                                       1997                  18,660               21,398                 0


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Not applicable.


Item 13.  Certain Relationships and Related Transactions

Refer to Footnote 14 in the Notes to the Consolidated Financial Statements.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) and (2) Financial Statements and Schedules of Registrant and its subsidiaries are listed in the accompanying "Index to Consolidated Financial Statements and Financial Statement Schedules" on page F-1 hereof and are filed as part of this Report.

         (a) (3) Exhibits

         Regulation S-K

         2.       Not applicable.

         3.       Documents Incorporated by Reference

                  (i) The Articles of Incorporation of Pruco Life Insurance Company, as amended October 19, 1993, are incorporated herein by reference to Form S-6, Registration No. 333-07451, filed July 2, 1996 on behalf of the Pruco Life Variable Appreciable Account; (ii) Bylaws of Pruco Life, as amended May 6, 1997 are incorporated herein by reference to Form 10-Q, Registration No. 33-37587, filed August 15, 1997 on behalf of Pruco Life Insurance Company.

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

         9.       None.

         10.      None.

         11.      Not applicable.

         12.      Not applicable.

         13.      Not applicable.

         16.      Not applicable.

         18.      None.

         21. Pruco Life Insurance Company of New Jersey, a stock life insurance company organized under the laws of the state of New Jersey, is a wholly owned subsidiary of Pruco Life Insurance Company. It is licensed to sell life insurance and annuities only in the States of New Jersey and New York.

                  The Prudential Life Insurance Company of Arizona, a stock life insurance company organized under the laws of the State of Arizona, is a wholly owned subsidiary of Pruco Life Insurance Company. It is licensed to sell life insurance and annuities only in the State of Arizona.

         22.      None.

         23.      Not applicable.

         24. Powers of Attorney for I. Edward Price, Esther H. Milnes, William M. Bethke and Ira Kleinman are incorporated by reference to Form 10-K, Registration No. 33-867880, filed March 28, 1997, on behalf of Pruco Life Variable Contract Real Property Account. A Power of Attorney for Kiyofumi Sakaguchi is incorporated by reference to Post Effective Amendment No. 8 to Form S-6, Registration No. 33-49994, filed April 28, 1997 on behalf of the Pruco Life PRUvider Variable Appreciable Account. A Power of Attorney for James J. Avery, Jr. is incorporated by reference to Post-Effective Amendment No. 9 to Form S-1, Registration No. 33-20018, filed June 25, 1997 on behalf of the Pruco Life of New Jersey Variable Contract Real Property Account.

         27. Exhibit 27, Financial Data Schedule appended to this form in accordance with EDGAR instructions.

         99. The following table presents sales and related expenses of the Flexible Premium Variable Annuity Account since July 19, 1995, the effective date of the registration statement (SEC file number 3331-61143).

                                                                                                    For the
                                                                      For the account           account(s) of the
                                                                       of the Company           contractholder(s)
                                                               ------------------------------- ------------------

                                                                 Aggregate
                                                                  offering
                                                                  price of
                                                                   amount
                                                                 registered     Amount sold       Amount sold
                                                               --------------- --------------- ------------------
                                                                                (in thousands)

                  Flexible Premium Variable Annuity Account *     $ 500,000       $ 270,227           $ 29,062

                  Underwriting discounts and commissions **                          (9,458)
                  Other expenses ***                                                (13,435)
                                                                               ---------------
                       Total                                                        (22,893)
                                                                               ---------------

                  Net offering proceeds                                           $ 247,334
                                                                               ===============

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

                                            PRUCO LIFE INSURANCE COMPANY
                                            (Registrant)


Date:    March 21, 2000                     By:  ______________________________
         --------------                          Esther H. Milnes
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----


            *
______________________________              Chairman of the Board                       March 21, 2000
James J. Avery, Jr.


            *
______________________________              Vice Chairman of the Board                  March 21, 2000
I. Edward Price                             and Director


            *
______________________________              President and Director                      March 21, 2000
Esther H. Milnes



______________________________              Principal Financial Officer and             March 21, 2000
Dennis G. Sullivan                          Chief Accounting Officer


            *
______________________________              Director                                    March 21, 2000
William M. Bethke


            *
______________________________              Director                                    March 21, 2000
Ira J. Kleinman


            *
______________________________              Director                                    March 21, 2000
Kiyofumi Sakaguchi



                        * By: ___________________________
                              Thomas C. Castano
                              (Attorney-in-Fact)

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                    FORM 10-K
                                  ANNUAL REPORT




                        CONSOLIDATED FINANCIAL STATEMENTS

                   For the fiscal year ended December 31, 1999








                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS





Financial Statements                                                                                  Page No.
--------------------                                                                                  --------




     PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES


     Report of Independent Accountants                                                                   F - 2


     Consolidated Financial Statements:


         Consolidated Statements of Financial Position
         Years ended December 31, 1999 and 1998                                                          F - 3

         Consolidated Statements of Operations and Comprehensive Income
         Years ended December 31, 1999, 1998 and 1997                                                    F - 4

         Consolidated Statements of Changes in Stockholder's Equity
         Years ended December 31, 1999, 1998, and 1997                                                   F - 5

         Consolidated Statements of Cash Flows
         Years ended December 31, 1999, 1998, and 1997                                                   F - 6

         Notes to the Consolidated Financial Statements
         Years ended December 31, 1999, 1998, and 1997                                                   F - 7

                        Report of Independent Accountants
                        ---------------------------------



   To the Board of Directors and Stockholder of Pruco Life Insurance Company

   In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly-owned subsidiary of the Prudential Insurance Company of America) and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



   PricewaterhouseCoopers LLP
   New York, New York
   March 21, 2000

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
December 31, 1999 and 1998 (In Thousands)
----------------------------------------------------------------------------------------------------------------


                                                                                   1999               1998
                                                                            -----------------  -----------------

ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 1999: $3,084,057;
       1998: $2,738,654)                                                        $2,998,362         $2,763,926
     Held to maturity, at amortized cost (fair value, 1999: $377,822; 1998:
       $421,845)                                                                   388,990            410,558
Equity securities - available for sale, at fair value (cost, 1999: $3,238;
  1998: $2,951)                                                                      4,532              2,847
Mortgage loans on real estate                                                       10,509             17,354
Policy loans                                                                       792,352            766,917
Short-term investments                                                             207,219            240,727
Other long-term investments                                                         77,769             42,050
                                                                            -----------------  -----------------
               Total investments                                                 4,479,733          4,244,379
Cash                                                                                76,396             89,679
Deferred policy acquisition costs                                                1,062,785            861,713
Accrued investment income                                                           68,917             61,114
Receivables from affiliate                                                          23,329                  -
Other assets                                                                        48,228             65,145
Separate Account assets                                                         16,032,449         11,490,751
                                                                            -----------------  -----------------
TOTAL ASSETS                                                                   $21,791,837        $16,812,781
                                                                            =================  =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                 $3,116,261         $2,702,011
Future policy benefits and other policyholder liabilities                          635,978            528,779
Cash collateral for loaned securities                                               87,336             73,336
Securities sold under agreement to repurchase                                       21,151             49,708
Income taxes payable                                                               145,600            193,358
Payables to affiliate                                                                    -             66,568
Other liabilities                                                                   83,243             55,038
Separate Account liabilities                                                    16,032,449         11,490,751
                                                                            -----------------  -----------------
Total liabilities                                                               20,122,018         15,159,549
                                                                            -----------------  -----------------
Contingencies (See Footnote 12)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                       2,500              2,500
Paid-in-capital                                                                    439,582            439,582
Retained earnings                                                                1,258,428          1,202,833

Accumulated other comprehensive (loss) income
    Net unrealized investment (losses) gains                                       (28,364)             9,902
    Foreign currency translation adjustments                                        (2,327)            (1,585)
                                                                            -----------------  -----------------
Accumulated other comprehensive (loss) income                                      (30,691)             8,317
                                                                            -----------------  -----------------
Total stockholder's equity                                                       1,669,819          1,653,232
                                                                            -----------------  -----------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                     $ 21,791,837        $16,812,781
                                                                            =================  =================

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 1999, 1998 and 1997 (In Thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                 1999                1998               1997
                                                            --------------     ---------------    ---------------

REVENUES

Premiums                                                       $ 98,976            $ 82,139           $ 69,614
Policy charges and fee income                                   414,425             350,569            332,132
Net investment income                                           276,821             261,430            259,634
Realized investment (losses) gains, net                         (32,545)             44,841             10,974
Asset management fees                                            60,392              40,200             33,310
Other income                                                      1,397               1,067                491
                                                            --------------     ---------------    ---------------

Total revenues                                                  819,466             780,246            706,155
                                                            --------------     ---------------    ---------------

BENEFITS AND EXPENSES

Policyholders' benefits                                         205,042             193,739            199,537
Interest credited to policyholders' account balances            136,852             118,992            110,815
General, administrative and other expenses                      392,041             231,320            227,561
                                                            --------------     ---------------    ---------------

Total benefits and expenses                                     733,935             544,051            537,913
                                                            --------------     ---------------    ---------------

Income from operations before income taxes                       85,531             236,195            168,242
                                                            --------------     ---------------    ---------------

Income tax provision                                             29,936              84,233             61,868
                                                            --------------     ---------------    ---------------

NET INCOME                                                       55,595             151,962            106,374
                                                            --------------     ---------------    ---------------

Other comprehensive (loss) income, net of tax:

     Unrealized gains (losses) on securities, net of
       reclassification adjustment                              (38,266)             (7,227)             3,025

     Foreign currency translation adjustments                      (742)              2,980             (2,863)
                                                            --------------     ---------------    ---------------

Other comprehensive (loss) income                               (39,008)             (4,247)               162
                                                            --------------     ---------------    ---------------

TOTAL COMPREHENSIVE INCOME                                     $ 16,587            $147,715           $106,536
                                                            ==============     ===============    ===============


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity
Years Ended December 31, 1999, 1998, and 1997 (In Thousands)
-------------------------------------------------------------------------------------------------------------------



                                                                              Accumulated
                                                                                 other             Total
                                 Common        Paid-in-       Retained       comprehensive     stockholder's
                                  stock         capital       earnings       income (loss)        equity
                                ------------- ------------ ---------------- ---------------- -------------------

Balance, January 1, 1997           $ 2,500     $ 439,582     $   944,497         $   12,402      $1,398,981

    Net income                           -             -         106,374                  -         106,374

    Change in foreign currency
      translation adjustments,
      net of taxes                       -             -               -             (2,863)         (2,863)

    Change in net unrealized
      investment gains, net
      of reclassification
      adjustment and taxes               -             -               -              3,025           3,025
                                ------------- ------------ ---------------- ---------------- -------------------

Balance, December 31, 1997           2,500       439,582       1,050,871             12,564       1,505,517

   Net income                            -             -         151,962                  -         151,962
    Change in foreign currency
      translation adjustments,
      net of taxes                       -             -               -              2,980           2,980

    Change in net unrealized
      investment losses,
      net of reclassification
      adjustment and taxes               -             -               -             (7,227)         (7,227)
                                ------------- ------------ ---------------- ---------------- -------------------

Balance, December 31, 1998           2,500       439,582       1,202,833              8,317       1,653,232

    Net income                           -             -          55,595                  -          55,595

    Change in foreign currency
      translation adjustments,
      net of taxes                       -             -               -               (742)           (742)

    Change in net unrealized
      investment losses, net of
      reclassification
      adjustment and taxes               -             -               -            (38,266)        (38,266)
                                ------------- ------------ ---------------- ----------------- ------------------

Balance, December 31, 1999        $  2,500     $ 439,582     $ 1,258,428         $  (30,691)     $1,669,819
                                ============= ============ ================ ================= ==================


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 1999, 1998, and 1997 (In Thousands)
----------------------------------------------------------------------------------------------------------------


                                                                   1999               1998             1997
                                                            ----------------- ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $ 55,595          $151,962         $106,374
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                 (83,961)          (29,827)         (40,783)
     Interest credited to policyholders' account balances          136,852           118,992          110,815
     Realized investment (gains) losses, net                        32,545           (44,841)         (10,974)
     Amortization and other non-cash items                          75,037            19,655          (26,405)
     Change in:
         Future policy benefits and other policyholders'
           liabilities                                             107,199            61,095           34,907
         Accrued investment income                                  (7,803)            5,886           (4,890)
         Payable to affiliate                                      (89,897)           (3,807)          20,547
         Policy loans                                              (25,435)          (62,962)         (64,173)
         Deferred policy acquisition costs                        (201,072)         (206,471)         (22,083)
         Income taxes payable                                      (47,758)          (16,828)          68,417
         Other, net                                                 45,122           (43,675)          34,577
                                                            ----------------- ----------------- ----------------
Cash Flows (Used In) From Operating Activities                      (3,576)          (50,821)         206,329
                                                            ----------------- ----------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                3,076,848         5,429,396        2,828,665
               Held to maturity                                     45,841            74,767          138,626
         Equity securities                                           5,209             4,101            6,939
         Mortgage loans on real estate                               6,845             5,433           24,925
         Other long-term investments                                   385            33,428          (10,618)
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                               (3,452,289)       (5,617,208)      (3,141,785)
               Held to maturity                                    (24,170)         (145,919)         (70,532)
         Equity securities                                          (5,110)           (2,274)          (4,594)
         Other long-term investments                               (39,094)             (409)             (51)
     Cash collateral for loaned securities, net                     14,000           (70,085)         143,421
     Securities sold under agreement to repurchase, net            (28,557)           49,708                -
     Short-term investments, net                                    33,580            75,771         (147,030)
                                                            ----------------- ----------------- ----------------
Cash Flows Used In Investing Activities                           (366,512)         (163,291)        (232,034)
                                                            ----------------- ----------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                               3,448,370         3,098,764        2,099,600
          Withdrawals                                           (3,091,565)       (2,866,331)      (2,076,303)
                                                            ----------------- ----------------- ----------------
Cash Flows From (Used in) Financing Activities                     356,805           232,433           23,297
                                                            ----------------- ----------------- ----------------
     Net increase (decrease) in Cash                               (13,283)           18,321           (2,408)
     Cash, beginning of year                                        89,679            71,358           73,766
                                                            ----------------- ----------------- ----------------
CASH, END OF PERIOD                                                $76,396           $89,679          $71,358
                                                            ================= ================= ================

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid (received)                                  $55,144           $99,810         $(7,904)
                                                            ================= ================= ================


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1.  BUSINESS

Pruco Life Insurance Company ("the Company") is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company is licensed to sell individual life insurance, variable life insurance, variable annuities, fixed annuities, and a group annuity program ("the Contracts") in the District of Columbia, Guam and in all states and territories except New York. In addition, the Company markets individual life insurance through its branch office in Taiwan. The Company has two wholly owned subsidiaries, Pruco Life Insurance Company of New Jersey ("PLNJ") and The Prudential Life Insurance Company of Arizona ("PLICA"). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, fixed annuities, and variable annuities only in the states of New Jersey and New York. PLICA is a stock life insurance company organized in 1988 under the laws of the state of Arizona. PLICA had no new business sales in 1997, 1998 or 1999 and at this time will not be issuing new business.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential is currently considering reorganizing itself into a publicly traded stock company through a process known as "demutualization." On February 10, 1998, Prudential's Board of Directors authorized management to take the preliminary steps necessary to allow Prudential to demutualize. On July 1, 1998, legislation was enacted in New Jersey that would permit this conversion to occur and that specified the process for conversion. Demutualization is a complex process involving development of a plan of reorganization, adoption of a plan by Prudential's Board of Directors, a public hearing, review and approval by two-thirds of the qualified policyholders who vote on the plan and review and approval by the New Jersey Department of Banking and Insurance. Prudential's management is in the process of developing a proposed plan of demutualization, although there can be no assurance that Prudential's Board of Directors will approve such a plan.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The Company has extensive transactions and relationships with Prudential and other affiliates, as more fully described in Footnote 14. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs ("DAC") and future policy benefits, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Investments

Fixed maturities classified as "available for sale" are carried at estimated fair value. Fixed maturities that the Company has both the intent and ability to hold to maturity are stated at amortized cost and classified as "held to maturity". The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", including the effect on deferred policy acquisition costs and policyholders' account balances that would result from the realization of unrealized gains and losses, net of income taxes, are included in a separate component of equity, "Accumulated other comprehensive income."

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity securities, available for sale, comprised of common and non-redeemable preferred stock, are carried at estimated fair value. The associated unrealized gains and losses, net of income tax, the effects on deferred policy acquisition costs and on policyholders' account balances that would result from the realization of unrealized gains and losses, are included in a separate component of equity, "Accumulated other comprehensive income."

Mortgage loans on real estate are stated primarily at unpaid principal balances, net of unamortized discounts and an allowance for losses. The allowance for losses includes a loan specific reserve for impaired loans and a portfolio reserve for incurred but not specifically identified losses. Impaired loans include those loans for which a probability exists that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on impaired loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as revenue, according to management's judgment as to the collectibility of principal. Management discontinues accruing interest on impaired loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has serious doubts about collectibility. When a loan is recognized as impaired, any accrued but uncollectible interest is reversed against interest income of the current period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company's past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors.

Policy loans are carried at unpaid principal balances.

Short-term investments, including highly liquid debt instruments purchased with an original maturity of twelve months or less, are carried at amortized cost, which approximates fair value.

Other long-term investments represent the Company's investments in joint ventures and partnerships in which the Company does not have control. These investments are recorded using the equity method of accounting, reduced for other than temporary declines in value. The Company's investment in the Separate Accounts are included on this line.

Realized investment gains, net are computed using the specific identification method. Costs of fixed maturity and equity securities are adjusted for impairments considered to be other than temporary.

Cash

Cash includes cash on hand, amounts due from banks, and money market instruments.

Deferred Policy Acquisition Costs

The costs which vary with and that are related primarily to the production of new insurance business are deferred to the extent that they are deemed recoverable from future profits. Such costs include certain commissions, costs of policy issuance and underwriting, and certain variable field office expenses. Deferred policy acquisition costs are subject to recoverability testing at the time of policy issue and loss recognition testing at the end of each accounting period. Deferred policy acquisition costs are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive income".

Policy acquisition costs related to interest-sensitive products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 15 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in "General and administrative expenses" in the period such estimated gross profits are revised.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securities loaned

Securities loaned are treated as financing arrangements and are recorded at the amount of cash received as collateral. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Non-cash collateral received is not reflected in the consolidated statements of financial position because the debtor typically has the right to redeem the collateral on short notice. Substantially all of the Company's securities loaned are with large brokerage firms.

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are treated as financing arrangements and are carried at the amounts at which the securities will be subsequently reacquired, including accrued interest, as specified in the respective agreements. Assets to be repurchased are the same, or substantially the same, as the assets transferred and the transferor, through right of substitution, maintains the right and ability to redeem the collateral on short notice. The market value of securities to be repurchased is monitored and additional collateral is obtained, where appropriate, to protect against credit exposure.

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

Separate Account Assets and Liabilities

Separate Account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders and other customers. Separate Account assets include common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for Separate Accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income".

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

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Amounts received as payment for interest-sensitive life, individual annuities and guaranteed investment contracts are reported as deposits to "Policyholders' account balances". Revenues from these contracts reflected as "Policy charges and fee income" consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges and surrender charges. In addition, interest earned from the investment of these account balances is reflected in "Net investment income". Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of deferred policy acquisition costs.

Foreign Currency Translation Adjustments

Assets and liabilities of the Taiwan branch are translated to U.S. dollars at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. Cumulative translation adjustments arising from the use of differing exchange rates from period to period are charged or credited directly to "Other comprehensive income". The cumulative effect of changes in foreign exchange rates are included in "Accumulated other comprehensive income".

Asset Management Fees

The Company receives asset management fee income from policyholder account balances invested in The Prudential Series Fund ("PSF"), which are a portfolio of mutual fund investments related to the Company's Separate Account products.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices or the value of securities or commodities. Derivative financial instruments used by the Company include futures, currency swaps and options contracts and can be exchange-traded or contracted in the over-the-counter market. The Company uses derivative financial instruments to seek to reduce market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or currency exposures arising from mismatches between assets and liabilities. All derivatives used by the Company are for other than trading purposes.

To qualify as a hedge, derivatives must be designated as hedges for existing assets, liabilities, firm commitments or anticipated transactions which are identified and probable to occur, and effective in reducing the market risk to which the Company is exposed. The effectiveness of the derivatives must be evaluated at the inception of the hedge and throughout the hedge period.

When derivatives qualify as hedges, the changes in the fair value or cash flows of the derivatives and the hedged items are recognized in earnings in the same period. If the Company's use of derivatives does not meet the criteria to apply hedge accounting, the derivatives are recorded at fair value in "Other liabilities" in the Consolidated Statements of Financial Position, and changes in their fair value are recognized in earnings in "Realized investment gains, net" without considering changes in the hedged assets or liabilities. Cash flows from derivative assets and liabilities are reported in the operating activities section in the Consolidated Statements of Cash Flows.

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

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 does not apply to most traditional insurance contracts. However, certain hybrid contracts that contain features which may affect settlement amounts similarly to derivatives may require separate accounting for the "host contract" and the underlying "embedded derivative" provisions. The latter provisions would be accounted for as derivatives as specified by the statement.

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

Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the foreign currency translation adjustment. For all other derivatives not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. The Company is required to adopt this Statement, as amended, as of January 1, 2001 and is currently assessing the effect of the new standard.

In October 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" ("SOP 98-7"). This statement provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. SOP 98-7 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

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

--------------------------------------------------------------------------------


3.  INVESTMENTS

Fixed Maturities and Equity Securities:

The following tables provide additional information relating to fixed maturities and equity securities as of December 31,:

                                                                              1999
                                                 ---------------------------------------------------------------
                                                                     Gross            Gross
                                                   Amortized       Unrealized       Unrealized       Estimated
                                                      Cost            Gains           Losses        Fair Value
                                                 -------------   --------------   --------------  --------------
                                                                         (In Thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
  U.S. government corporations and agencies       $  113,172         $    2          $ 2,052       $  111,122

Foreign government bonds                              92,725          1,718            1,455           92,988

Corporate securities                               2,876,602          8,013           92,075        2,792,540

Mortgage-backed securities                             1,558            157                3            1,712

                                                 -------------   --------------   --------------   -------------
Total fixed maturities available for sale         $3,084,057         $9,890          $95,585       $2,998,362
                                                 =============   ==============   ==============   =============

Fixed maturities held to maturity
Corporate securities                              $  388,990         $1,832          $13,000          377,822
                                                 -------------   --------------   --------------   -------------

Total fixed maturities held to maturity           $  388,990         $1,832          $13,000       $  377,822
                                                 =============   ==============   ==============  ==============

Equity securities available for sale              $    3,238         $1,373          $    79       $    4,532
                                                 =============    =============   ==============  ==============


                                                                              1998
                                                 ---------------------------------------------------------------
                                                                     Gross            Gross
                                                   Amortized       Unrealized       Unrealized       Estimated
                                                      Cost            Gains           Losses        Fair Value
                                                 -------------   --------------   --------------  --------------
                                                                        (In Thousands)
  Fixed maturities available for sale
  U.S. Treasury securities and obligations of
    U.S. government corporations and agencies     $  110,294         $   864         $   319       $  110,839


  Foreign government bonds                            87,112           2,003             696           88,419

  Corporate securities                             2,540,498          30,160           6,896        2,563,762

  Mortgage-backed securities                             750             156               -              906

                                                 -------------   --------------   --------------   -------------
  Total fixed maturities available for sale       $2,738,654         $33,183         $ 7,911       $2,763,926
                                                 ==============   =============   ==============   =============

  Fixed maturities held to maturity
  Corporate securities                            $  410,558         $11,287         $     -       $  421,845
                                                 -------------   --------------   --------------   -------------

  Total fixed maturities held to maturity         $  410,558         $11,287         $     -       $  421,845
                                                 ==============   =============   ==============   =============

  Equity securities available for sale            $    2,951         $   168         $   272       $    2,847
                                                 ==============   =============   ==============   =============

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


3.  INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, categorized by contractual maturities at December 31, 1999 are shown below:

                                            Available for Sale                     Held to Maturity
                                    ------------------------------------  ------------------------------------
                                       Amortized       Estimated Fair        Amortized        Estimated Fair
                                          Cost              Value               Cost               Value
                                    ------------------------------------  ----------------- -------------------
                                              (In Thousands)                         (In Thousands)


Due in one year or less                $  178,298          $  175,638          $  18,369          $  18,296

Due after one year through five
  years                                 1,144,552           1,118,150            178,893            178,624

Due after five years through ten
  years                                 1,326,637           1,283,515            175,549            165,341

Due after ten years                       433,012             419,347             16,179             15,561

Mortgage-backed securities                  1,558               1,712                  -                  -
                                    ---------------- -------------------  ----------------- ------------------

Total                                  $3,084,057          $2,998,362          $ 388,990          $ 377,822
                                    ================ ===================  ================= ==================


Actual maturities will differ from contractual maturities because, in certain circumstances, issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 1999, 1998, and 1997 were $2,950.4 million, $5,327.3 million, and $2,796.3 million, respectively. Gross gains of $13.1 million, $46.3 million, and $18.6 million and gross losses of $31.1 million, $14.1 million, and $7.9 million were realized on those sales during 1999, 1998, and 1997, respectively. During the years ended December 31, 1999, 1998, and 1997, there were no securities classified as held to maturity that were sold.

Proceeds from the maturity of fixed maturities available for sale during 1999, 1998, and 1997 were $126.5 million, $102.1 million, and $32.4 million, respectively

Writedowns for impairments of fixed maturities which were deemed to be other than temporary were $11.2 million, $2.8 million and $0.1 million for the years 1999, 1998 and 1997, respectively.

Mortgage Loans on Real Estate

The Company's mortgage loans were collateralized by the following property types at December 31, 1999 and 1998.


                                                       1999                             1998
                                             ----------------------------     ---------------------------

                                                                   (In Thousands)



                 Retail stores                    $ 6,518        62.0%            $ 7,356        42.4%

                 Apartment complexes                    -            -              5,988        34.5%

                 Industrial buildings               3,991        38.0%              4,010        23.1%

                                             ----------------------------     ---------------------------
                       Net carrying value         $10,509       100.0%            $17,354       100.0%
                                             ============================     ===========================

The largest concentration of mortgage loans are in the states of Washington (51%), New Jersey (38%), and North Dakota (11%).

Special Deposits and Restricted Assets

Fixed maturities of $8.2 million and $8.6 million at December 31, 1999 and 1998, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws. Equity securities restricted as to sale were $.3 million and $2.5 million at December 31, 1999 and 1998, respectively.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


3.  INVESTMENTS (continued)

Other Long-Term Investments

The Company's "Other long-term investments" of $77.8 million and $42.0 million as of December 31, 1999 and 1998, respectively, are comprised of joint ventures, limited partnerships, and the Company's investment in the Separate Accounts. Joint ventures, limited partnerships and other totaled $32.8 million and $1.0 million at December 31, 1999 and 1998, respectively. The Company's share of net income from the joint ventures was $0.3 million, $0.1 million and $2.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, and is reported in "Net investment income." The Company's investment in the Separate Accounts was $45.0 million and $41.0 million at December 31, 1999 and 1998, respectively.

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:


                                                               1999                1998               1997
                                                          ----------------   -----------------  -----------------
                                                                             (In Thousands)

  Fixed maturities - available for sale                        $188,236            $179,184          $161,140
  Fixed maturities - held to maturity                            29,245              26,128            26,936
  Equity securities                                                   -                  14                76
  Mortgage loans on real estate                                   2,825               1,818             2,585
  Policy loans                                                   42,422              40,928            37,398
  Short-term investments                                         19,208              23,110            22,011
  Other                                                           4,432               6,886            14,920
                                                          ----------------   -----------------  ----------------
  Gross investment income                                       286,368             278,068           265,066
       Less: investment expenses                                 (9,547)            (16,638)           (5,432)
                                                          ----------------   -----------------  ----------------
  Net investment income                                        $276,821            $261,430          $259,634
                                                          ================   =================  ================


Realized investment gains (losses), net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

                                                               1999                1998               1997
                                                          ----------------   -----------------  -----------------
                                                                             (In Thousands)

  Fixed maturities - available for sale                       $(29,192)             $29,330             $9,039
  Fixed maturities - held to maturity                              102                  487                821
  Equity securities                                                392                3,489                  8
  Mortgage loans on real estate                                      -                    -                797
  Derivative instruments                                        (1,557)              12,414                  -
  Other                                                         (2,290)                (879)               309
                                                          ----------------   -----------------  -----------------

  Realized investment (losses) gains, net                     $(32,545)             $44,841            $10,974
                                                          ================   =================  =================

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities available for sale are included in the Consolidated Statements of Financial Position as a component of "Accumulated other comprehensive income". Changes in these amounts include reclassification adjustments to avoid including in "Other Comprehensive income
(loss)", those items that are included as part of "Net income" for a period that also had been part of "Other Comprehensive income (loss)" in earlier periods. The amounts for the years ended December 31, net of tax, are as follows:

                                                                                                      Accumulated
                                                                                                         other
                                                                                                     comprehensive
                                                                                                     income (loss)
                                                         Deferred                      Deferred     related to net
                                         Unrealized       policy      Policyholders'  income tax       unrealized
                                        gains(losses)   acquisition      Account      (liability)      investment
                                       on investments      costs         Balances       benefit       gains(losses)
                                      ----------------- -------------------------------------------------------------
                                                                      (In Thousands)

Balance, January 1, 1997                    $ 26,930      $ (7,893)         $ 2,451      $ (7,384)        $ 14,104

Net investment gains (losses) on
investments arising during the period         21,338             -                -        (7,445)          13,893

Reclassifications adjustment for
gains included in net income                 (10,277)            -                -         3,585           (6,692)

Impact of net unrealized investment
gains on deferred policy acquisition
costs                                              -       (8,412)                -         2,944           (5,468)

Impact of net unrealized investment
gains on policyholders' account
balances                                           -             -            1,292             -            1,292
                                       ---------------- ------------- ---------------- -------------- ----------------

Balance,  December 31, 1997                   37,991      (16,305)            3,743        (8,300)          17,129

Net investment gains (losses) on
investments arising during the period         22,801             -                -        (7,588)          15,213

Reclassifications adjustment for
gains included in net income                 (35,623)            -                -        11,855          (23,768)

Impact of net unrealized investment
gains on deferred policy acquisition
costs                                              -         3,190                -        (1,048)           2,142

Impact of net unrealized investment
gains on policyholders' account
balances                                           -             -           (1,063)          249             (814)
                                       ---------------- ------------- ---------------- -------------- ----------------

Balance,  December 31, 1998                   25,169       (13,115)           2,680        (4,832)           9,902

Net investment gains (losses) on
investments arising during the period       (138,268)            -                -        47,785          (90,483)

Reclassifications adjustment for
gains included in net income                  28,698             -                -        (9,970)          18,728

Impact of net unrealized investment
gains on deferred policy acquisition
costs                                              -        53,407                -       (16,283)          37,124

Impact of net unrealized investment
gains on policyholders' account
balances                                           -             -           (5,712)        2,077           (3,635)
                                       ---------------- ------------- ---------------- ------------- ----------------

Balance,  December 31, 1999               $  (84,401)     $ 40,292          $(3,032)      $18,777      $   (28,364)
                                       ================ ============= ================ ============= ================

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


4.  DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs for the year ended December 31, 1999, are as follows:

                                                                                           1999
                                                                                     -----------------
                                                                                      (In Thousands)

Balance, beginning of year                                                                $ 861,713
Capitalization on commissions, sales and issue expenses                                     242,373
Amortization                                                                                (96,451)
Change in unrealized investment gains                                                        53,407
Foreign currency translation                                                                  1,743
                                                                                     -----------------
Balance, end of year                                                                     $1,062,785
                                                                                     =================


5.  POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31 are as follows:


                                                          1999                     1998
                                                   -------------------      -------------------
                                                                 (In Thousands)

         Life insurance                                     $ 587,162                $ 500,429
         Annuities                                             48,816                   28,350
                                                   -------------------      -------------------
                                                            $ 635,978                $ 528,779
                                                   ===================      ===================


Life insurance liabilities include reserves for death benefits. Annuity liabilities include reserves for immediate annuities.

The following table highlights the key assumptions generally utilized in calculating these reserves:


           Product                       Mortality               Interest Rate          Estimation Method
-------------------------------   -------------------------   --------------------   -------------------------

Life insurance - Domestic         Generally rates                2.5% to 7.5%        Net level premium based
                                  guaranteed in                                      on non-forfeiture
                                  calculating cash                                   interest rate
                                  surrender values

Life insurance - International    Generally rates                2.5% to 7.5%        Net level premium based
                                  guaranteed in                                      on the expected
                                  calculating cash                                   investment return
                                  surrender values

Individual immediate annuities    1983 Individual Annuity        3.5% to 11.0%       Present value of
                                  Mortality Table with                               expected future payment
                                  certain modifications                              based on historical
                                                                                     experience

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


5.  POLICYHOLDERS' LIABILITIES (continued)

Policyholders' account balances at December 31, are as follows:



                                                          1999                     1998
                                                   -------------------      -------------------
                                                                 (In Thousands)

         Interest-sensitive life contracts                 $1,383,795               $1,392,649
         Individual annuities                               1,147,722                1,077,996
         Guaranteed investment contracts                      584,744                  231,366
                                                   -------------------      -------------------
                                                           $3,116,261               $2,702,011
                                                   ===================      ===================


Policyholders' account balances for interest-sensitive life, individual annuities, and guaranteed investment contracts are equal to policy account values plus unearned premiums. The policy account values represent an accumulation of gross premium payments plus credited interest less withdrawals, expenses and mortality charges.

Certain contract provisions that determine the policyholder account balances are as follows:


            Product                            Interest Rate                Withdrawal / Surrender Charges
---------------------------------   ------------------------------------  ------------------------------------

Interest sensitive life
  contracts                                    4.0% to 6.5%               Various up to 10 years

Individual annuities                           3.0% to 5.6%               0% to 8% for up to 8 years

Guaranteed investment contracts               5.02% to 7.32%              Subject to market value withdrawal
                                                                          provisions for any funds withdrawn
                                                                          other than for benefit responsive
                                                                          and contractual payments


6.  REINSURANCE

The Company participates in reinsurance, with Prudential and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Reinsurance ceded arrangements do not discharge the Company or the insurance subsidiaries as the primary insurer, except for cases involving a novation. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


6.  REINSURANCE (continued)

Reinsurance amounts included in the Consolidated Statements of Operations for the year ended December 31 are below.


                                                          1999               1998               1997
                                                    -----------------  -----------------   ----------------
                                                                       (In Thousands)

        Reinsurance premiums assumed                       1,778              1,395              1,369
        Reinsurance premiums ceded - affiliated           (6,882)            (6,532)              (686)
        Reinsurance premiums ceded - unaffiliated         (1,744)            (2,819)            (3,038)
                                                    ================   ================   ================

        Policyholders' benefits ceded                    $ 4,228            $ 4,044            $ 3,912
                                                    ================   ================   ================


Reinsurance recoverables, included in "Other assets" in the Company's Consolidated Statements of Financial Position, at December 31 include amounts recoverable on unpaid and paid losses and were as follows:


                                                              1999                 1998
                                                       -------------------   -----------------
                                                                    (In Thousands)

         Life insurance - affiliated                            $ 6,653             $ 4,155
         Life insurance - unaffiliated                            2,625               2,326
         Other reinsurance - affiliated                          15,600              21,650
                                                       -------------------   -----------------
                                                                $24,878             $28,131
                                                       ===================   =================


7.  EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has a non-contributory defined benefit pension plan which covers substantially all of its Taiwanese employees. This plan was established as of September 30, 1998 and the projected benefit obligation and related expenses at December 31, 1999 were not material to the Consolidated Statements of Financial Position or results of operations for the years presented. All other employee benefit costs are allocated to the Company by Prudential in accordance with the service agreement described in Footnote 14.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


8.  INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:


                                                               1999                1998               1997
                                                         ----------------   -----------------  -----------------
                                                                            (In Thousands)
     Current tax expense (benefit):
        U.S.                                                $  (14,093)            $67,272           $ 71,989
        State and local                                            378               2,496              1,337
        Foreign                                                     15                   -                  -
                                                         ----------------   -----------------  -----------------
        Total                                                  (13,700)             69,768             73,326
                                                         ----------------   -----------------  -----------------


     Deferred tax expense (benefit):
        U.S.                                                    42,320              14,059            (11,458)
        State and local                                          1,316                 406                  -
                                                         ----------------   -----------------  -----------------
        Total                                                   43,636              14,465            (11,458)
                                                         ----------------   -----------------  -----------------

      Total income tax expense                                 $29,936             $84,233            $61,868
                                                         ================   =================  =================


The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:


                                                               1999                1998               1997
                                                         ----------------   -----------------  -----------------
                                                                           (In Thousands)

     Expected federal income tax expense                       $29,936             $82,668            $58,885
     State and local income taxes                                1,101               1,886                869
     Dividends received deduction                               (1,010)               (199)                 -
     Other                                                         (91)               (122)             2,114
                                                         ----------------   -----------------  -----------------
     Total income tax expense                                  $29,936             $84,233            $61,868
                                                         ================   =================  =================

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:


                                                                1999                     1998
                                                         ------------------      -------------------
                                                                     (In Thousands)
              Deferred tax assets
                   Insurance reserves                            $93,949                 $ 93,564
                   Net unrealized (gains) losses on
                     securities                                   31,132                   (9,061)
                   Other                                           2,502                        -
                                                         ------------------      -------------------
                   Deferred tax assets                           127,583                   84,503
                                                         ------------------      -------------------

              Deferred tax liabilities
                   Deferred acquisition costs                    299,683                  224,179
                   Net investment gains                              110                    3,180
                   Other                                               -                    5,978
                                                         ------------------      -------------------
                   Deferred tax liabilities                      299,793                  233,337
                                                         ------------------      -------------------

              Net deferred tax liability                        $172,210                 $148,834
                                                         ==================      ===================

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


8.  INCOME TAXES (continued)

Management believes that based on its historical pattern of taxable income, the Company and its subsidiaries will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 1999 and 1998, respectively, the Company and its subsidiaries had no federal or state operating loss carryforwards for tax purposes.

The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1992. The Service has begun their examination of the years 1993 through 1995.


9.  EQUITY

Reconciliation of Statutory Surplus and Net Income
Accounting practices used to prepare statutory financial statements for regulatory purposes differ in certain instances from GAAP. The following table reconciles the Company's statutory net income and surplus as of and for the years ended December 31, determined in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance and the New Jersey Department of Banking and Insurance with net income and equity determined using GAAP.


                                                                1999               1998               1997
                                                          ----------------   ----------------   ----------------
                                                                            (In Thousands)
Statutory net (loss) income                                  $ (82,291)         $ (33,097)           $ 12,778

Adjustments to reconcile to net income on a GAAP basis:
     Statutory income of subsidiaries                           20,221             18,953              18,553
     Amortization and capitalization of deferred
       acquisition costs                                       145,921            202,375              38,003
     Deferred premium                                              639              2,625               1,144
     Insurance revenue and expenses                             45,915            (24,942)             26,517
     Income taxes                                              (43,644)           (21,805)             11,956
     Valuation of investments                                  (24,908)            20,077                 506
     Asset management fees                                     (13,503)                 -                   -
     Other, net                                                  7,245            (12,224)             (3,083)
                                                          ----------------   ----------------   ----------------
GAAP net income                                               $ 55,595           $151,962            $106,374
                                                          ================   ================   ================


                                                                 1999               1998
                                                          -----------------  -----------------
                                                                    (In Thousands)
  Statutory surplus                                             $889,186          $931,164

  Adjustments to reconcile to equity on a GAAP basis:
       Valuation of investments                                 (38,258)           117,254
       Deferred acquisition costs                             1,062,785            861,713
       Deferred premium                                         (16,539)           (15,625)
       Insurance liabilities                                    (54,927)          (133,811)
       Income taxes                                            (150,957)          (123,343)
       Asset management fees                                    (13,503)                 -
       Other, net                                                (7,968)            15,880
                                                          -----------------  -----------------
  GAAP stockholder's equity                                  $1,669,819         $1,653,232
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

Investment contracts

For guaranteed investment contracts, estimated fair values are derived by using discounted projected cash flows based on interest rates being offered for similar contracts, with maturities consistent with those remaining for the contracts being valued. Estimated fair values for individual deferred annuities are derived using the policyholder's account balance.

Derivative financial instruments

The fair value of futures is estimated based on market quotes for transactions with similar terms.

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                      1999                                   1998
                                           ----------------------------------     -------------------------------
                                             Carrying          Estimated            Carrying       Estimated
                                              Value           Fair Value             Value         Fair Value
                                           ----------------  ----------------     --------------- ---------------
                                                                     (In Thousands)
Financial Assets:
     Fixed maturities:  Available for sale    $2,998,362        $2,998,362          $2,763,926      $2,763,926
     Fixed maturities:  Held to maturity         388,990           377,822             410,558         421,845
     Equity securities                             4,532             4,532               2,847           2,847
     Mortgage loans on real estate                10,509            11,550              17,354          19,465
     Policy loans                                792,352           761,232             766,917         806,099
     Short-term investments                      207,219           207,219             240,727         240,727
     Cash                                         76,396            76,396              89,679          89,679
     Separate Account assets                  16,032,449        16,032,449          11,490,751      11,490,751
     Derivatives                                      38                38                   -               -

Financial Liabilities:
     Investment contracts                     $1,282,964        $1,277,317           $ 835,034       $ 839,105
     Cash collateral for loaned securities        87,336            87,336              73,336          73,336
     Securities sold under repurchase             21,151            21,151              49,708          49,708
     agreements
     Separate Account liabilities             16,032,449        16,032,449          11,490,751      11,490,751
     Derivatives                                   5,012             5,243               1,723           2,374

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


11.  DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS

Futures & Options

The Company uses exchange-traded Treasury futures and options to reduce market risk from changes in interest rates and to manage the duration of assets and the duration of liabilities supported by those assets. The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange. The fair value of futures and options is estimated based on market quotes for a transaction with similar terms.

Under exchange-traded futures, the Company agrees to purchase a specified number of contracts with other parties and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. Treasury futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

If futures meet hedge accounting criteria, changes in their fair value are deferred and recognized as an adjustment to the carrying value of the hedged item. Deferred gains or losses from the hedges for interest-bearing financial instruments are amortized as a yield adjustment over the remaining lives of the hedged item. Futures that do not qualify as hedges are carried at fair value with changes in value reported in current period earnings. The notional value of futures contracts was $122.1 million and $40.8 million at December 31, 1999 and 1998, respectively. The fair value of futures contracts was $(2.0) million at December 31, 1999 and immaterial at December 31, 1998.

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

Option premium paid or received is reported as an asset or liability and amortized into income over the life of the option. If options meet the criteria for hedge accounting, changes in their fair value are deferred and recognized as an adjustment to the hedged item. Deferred gains or losses from the hedges for interest-bearing financial instruments are recognized as an adjustment to interest income or expense of the hedged item. If the options do not meet the criteria for hedge accounting, they are fair valued, with changes in fair value reported in current period earnings. The fair value of options was immaterial at December 31, 1999 and 1998.

Currency Derivatives

The Company uses currency swaps to reduce market risk from changes in currency values of investments denominated in foreign currencies that the Company either holds or intends to acquire and to manage the currency exposures arising from mismatches between such foreign currencies and the US Dollar.

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

If currency swaps are effective as hedges of foreign currency translation and transaction exposures, gains or losses are recorded in "Accumulated Other Comprehensive Income". If currency swaps do not meet hedge accounting criteria, gains or losses from those derivatives are recognized in current period earnings.

The notional value and fair value of the currency swaps $31.0 million and $(3.2) million and $40.5 million and $(2.3) million, respectively, at December 31, 1999 and 1998.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


11.  DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS (continued)

Credit Risk
The current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. Credit risk is managed by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. The Company also attempts to minimize its exposure to credit risk through the use of various credit monitoring techniques. All of the net credit exposure for the Company from derivative contracts are with investment grade counterparties. As of December 31, 1999, 80% of notional consisted of interest rate derivatives, and 20% of notional consisted of foreign currency derivatives.


12.  CONTINGENCIES

Various lawsuits against the Company have arisen in the course of the Company's business. In certain of these matters, large and/or indeterminate amounts are sought.

On October 28, 1996, the Company entered into a Stipulation of Settlement with attorneys for the plaintiffs in a consolidated class action lawsuit pending in a Multi-District Litigation proceeding in the U.S. District Court for the District of New Jersey. The class action suit involved alleged improprieties in connection with the sale, servicing and operation of permanent life insurance policies from 1982 through 1995. Pursuant to the settlement, the Company has participated in a remediation program pursuant to which relief was offered to policyowners who were misled when they purchased permanent life insurance policies in the United States from 1982 to 1995. Prudential has agreed to indemnify the Company for any liability incurred in connection with that litigation.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted with precision. Management believes that any ultimate liability which could result from such litigation would not have a material adverse effect on the Company's financial position.


13.  DIVIDENDS

The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any twelve month period without notification or approval is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations and the Company's surplus position at December 31, 1999, the Company would not be permitted a non-extraordinary dividend distribution in 2000.


14.  RELATED PARTY TRANSACTIONS

Service Agreements
Prudential and the Company operate under service and lease agreements whereby services of officers and employees (except for those agents employed directly by the Company in Taiwan), supplies, use of equipment and office space are provided by Prudential. Prudential periodically reviews its methods for determining the level of administrative expenses charged to the Company. Late in 1998, Prudential revised its allocation methodology to more closely align allocations based on business processes, resulting in increased allocations from 1998 levels. Management believes that the updated methodology is reasonable and better reflects actual costs incurred by Prudential to process transactions on behalf of the Company. The net cost of these services allocated to the Company were $317.4 million, $269.9 million and $139.5 million for the years ended December 31, 1999, 1998, and 1997, respectively.

In addition, the Company received allocated distribution expenses from Prudential's retail agency network. Beginning in 1999, market based distribution transfer pricing was the basis for allocating costs to each product line that distributes products through Prudential's retail agency channels. A majority of these distribution expenses have been capitalized by the Company as deferred policy acquisition costs (" DAC").

The Company receives asset management fee income from policyholder account balances invested in the Prudential Series Fund ("PSF"). These amounts are shown as asset management fees on the statement of operations. The Company also collects these fees on behalf of Prudential. The amounts due to Prudential related to PSF fees were $0.1 million and $22.6 million at December 31, 1999 and December 31, 1998, respectively.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


14.  RELATED PARTY TRANSACTIONS (continued)

The Company pays an asset management fee to Prudential Global Asset Management ("PGAM") for managing the Separate Account investment portfolio. The expense for the year was $25.9 million, which is shown in general, administrative and other expenses.

The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $725.3 million and $362.3 million at December 31, 1999, and 1998, respectively. The fees received in 1999 related to the COLI policies were $4.0 million.

Reinsurance

The Company currently has three reinsurance agreements in place with Prudential (the reinsurer). Specifically a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract, and two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the years ended December 31, 1999, 1998, and 1997.

Debt Agreements

In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding Corporation, a wholly owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of December 31, 1999.