Form 10-Q
period 2000-03-31
PRUCO LIFE INSURANCE CO
filed 2000-05-15
CIK 777917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

   /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


          Arizona                                          22-1944557
----------------------------                   ---------------------------------
(State or other jurisdiction,                  (IRS Employer Identification No.)
incorporation or organization)

                 213 Washington Street, Newark, New Jersey 07102
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (973) 802-3274
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES  /x/    NO  / /

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 15, 2000. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

        Cover Page                                                         -

        Index                                                              2

                         PART I - Financial Information

Item 1. (Unaudited) Financial Statements

            Consolidated Statements of Financial Position
            As of March 31, 2000 and December 31, 1999                     3

            Consolidated Statements of Operations and Comprehensive
            Income Three months ended March 31, 2000 and 1999              4

            Consolidated Statements of Changes in Stockholder's Equity
            Periods ended March 31, 2000 and December 31, 1999 and 1998    5

            Consolidated Statements of Cash Flows
            Three months ended March 31, 2000 and 1999                     6

            Notes to Consolidated Financial Statements                     7


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                10

Item 3. Quantitative and Qualitative Disclosures About Market Risk         12

                           PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds                          13

Item 6. Exhibits and Reports on Form 8-K                                   14

        Signature Page                                                     15

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
As of March 31, 2000 and December 31, 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                                           (Unaudited)
                                                                                             March 31,     December 31,
                                                                                               2000            1999
                                                                                           ------------    ------------
ASSETS
Fixed maturities
  Available for sale, at fair value (amortized cost, 2000: $3,163,588; 1999: $3,084,057)   $  3,091,500    $  2,998,362
  Held to maturity, at amortized cost (fair value, 2000: $365,407; 1999: $377,822)              376,828         388,990
Equity securities - available for sale, at fair value (cost, 2000: $5,928; 1999: $3,238)          8,982           4,532
Mortgage loans on real estate                                                                    10,228          10,509
Policy loans                                                                                    810,775         792,352
Short-term investments                                                                          321,097         207,219
Other long-term investments                                                                      88,121          77,769
                                                                                           ------------    ------------
      Total investments                                                                       4,707,531       4,479,733
Cash                                                                                             79,338          76,396
Deferred policy acquisition costs                                                             1,088,198       1,062,785
Accrued investment income                                                                        74,106          68,917
Other assets                                                                                    100,552          48,228
Separate Account assets                                                                      16,815,682      16,032,449
                                                                                           ------------    ------------
TOTAL ASSETS                                                                               $ 22,865,407    $ 21,768,508
                                                                                           ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                            $  3,200,288    $  3,116,261
Future policy benefits and other policyholder liabilities                                       659,724         635,978
Cash collateral for loaned securities                                                           112,521          87,336
Securities sold under agreement to repurchase                                                    65,048          21,151
Income taxes payable                                                                            175,817         145,600
Payables to affiliate                                                                            51,749             487
Other liabilities                                                                                94,803          59,427
Separate Account liabilities                                                                 16,815,682      16,032,449
                                                                                           ------------    ------------
Total liabilities                                                                            21,175,632      20,098,689
                                                                                           ------------    ------------
Contingencies (See Footnote 2)
Stockholder's Equity
Common stock, $10 par value;
    1,000,000 shares, authorized;
    250,000 shares, issued and outstanding                                                        2,500           2,500
Paid-in-capital                                                                                 439,582         439,582
Retained earnings                                                                             1,271,861       1,258,428

Accumulated other comprehensive loss
  Net unrealized investment losses                                                              (21,875)        (28,364)
  Foreign currency translation adjustments                                                       (2,293)         (2,327)
                                                                                           ------------    ------------
Accumulated other comprehensive loss                                                            (24,168)        (30,691)
                                                                                           ------------    ------------
Total stockholder's equity                                                                    1,689,775       1,669,819
                                                                                           ------------    ------------
TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                                                                     $ 22,865,407    $ 21,768,508
                                                                                           ============    ============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three Months Ended March 31, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                           Three months ended
                                                               March 31,

                                                           2000         1999
                                                         ---------    ---------
REVENUES

Premiums                                                 $  27,251    $  19,196
Policy charges and fee income                              114,881       93,013
Net investment income                                       84,474       69,813
Realized investment losses, net                            (10,311)      (5,023)
Asset management fees                                       16,521       11,209
Other income                                                   203        1,279
                                                         ---------    ---------

Total revenues                                             233,019      189,487
                                                         ---------    ---------

BENEFITS AND EXPENSES

Policyholders' benefits                                     62,332       58,398
Interest credited to policyholders' account balances        38,163       31,262
General, administrative and other expenses                 111,859       68,980
                                                         ---------    ---------

Total benefits and expenses                                212,354      158,640
                                                         ---------    ---------

Income from operations before income taxes                  20,665       30,847
                                                         ---------    ---------

Income tax provision                                         7,232       11,279
                                                         ---------    ---------

NET INCOME                                               $  13,433    $  19,568
                                                         ---------    ---------

Other comprehensive income (loss), net of tax:

   Unrealized gains (losses) on securities, net of
      Reclassification adjustment                            6,489       (9,870)

   Foreign currency translation adjustments                     34         (111)
                                                         ---------    ---------

Other comprehensive income (loss)                            6,523       (9,981)
                                                         ---------    ---------

TOTAL COMPREHENSIVE INCOME                               $  19,956    $   9,587
                                                         =========    =========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
Periods Ended March 31, 2000 and December 31, 1999 and 1998 (In Thousands)
--------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                                                                         other             Total
                                                     Common           Paid-in-        Retained        comprehensive    stockholder's
                                                      stock           capital         earnings        income (loss)        equity
                                                   -----------      -----------      -----------      -------------    -------------
Balance, January 1, 1998                           $     2,500      $   439,582      $ 1,050,871      $    12,564       $ 1,505,517

   Net income                                               --               --          151,962               --           151,962

    Change in foreign currency
         translation adjustments,
         net of taxes                                       --               --               --            2,980             2,980

    Change in net unrealized
        investment losses, net of
        reclassification adjustment
        and taxes                                           --               --               --           (7,227)           (7,227)
                                                   -----------      -----------      -----------      -----------       -----------

Balance, December 31, 1998                         $     2,500      $   439,582      $ 1,202,833      $     8,317       $ 1,653,232

    Net income                                              --               --           55,595               --            55,595

    Change in foreign currency
        translation adjustments,
        net of taxes                                        --               --               --             (742)             (742)

    Change in net unrealized
        investment losses, net of
        reclassification adjustment
        and taxes                                           --               --               --          (38,266)          (38,266)
                                                   -----------      -----------      -----------      -----------       -----------

Balance, December 31, 1999                         $     2,500      $   439,582      $ 1,258,428      $   (30,691)      $ 1,669,819

    Net income                                              --               --           13,433               --            13,433

    Change in foreign currency
        translation adjustments,
        net of taxes                                        --               --               --               34                34

    Change in net unrealized
        investment gains, net of
        reclassification adjustment
        and taxes                                           --               --               --            6,489             6,489
                                                   -----------      -----------      -----------      -----------       -----------

Balance, March 31, 2000                            $     2,500      $   439,582      $ 1,271,861      $   (24,168)      $ 1,689,775
                                                   ===========      ===========      ===========      ===========       ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                          2000           1999
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $    13,433    $    19,568
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                         (16,900)       (15,543)
     Interest credited to policyholders' account balances                   38,163         31,262
     Realized investment (gains) losses, net                                10,311          5,023
     Amortization and other non-cash items                                   1,291         12,611
     Change in:
         Future policy benefits and other policyholders' liabilities        23,746        (16,048)
         Accrued investment income                                          (5,189)        (4,274)
         Payable to affiliate                                               51,262        (14,917)
         Policy loans                                                      (18,424)       (15,797)
         Deferred policy acquisition costs                                 (25,413)       (35,470)
         Income taxes payable                                               30,216        (26,924)
         Other, net                                                        (16,945)         9,815
                                                                       -----------    -----------
Cash Flows From (Used In) Operating Activities                              85,551        (50,694)
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                          651,540      1,299,549
               Held to maturity                                             12,189         11,843
         Equity securities                                                     251              1
         Mortgage loans on real estate                                         281            237
         Other long-term investments                                            --             34
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                         (745,783)    (1,200,898)
               Held to maturity                                                 --        (17,670)
         Equity securities                                                  (2,772)          (764)
         Other long-term investments                                            --            (33)
     Cash collateral for loaned securities, net                             25,184         55,299
     Securities sold under agreement to repurchase, net                     43,896        (26,259)
     Other long-term investments                                            (8,710)        (2,588)
     Short-term investments, net                                          (113,825)       (54,927)
                                                                       -----------    -----------
Cash Flows (Used In) From Investing Activities                            (137,749)        63,824
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                         649,345        665,120
          Withdrawals                                                     (594,205)      (659,731)
                                                                       -----------    -----------
Cash Flows From Financing Activities                                        55,140          5,389
                                                                       -----------    -----------
     Net increase in Cash                                                    2,942         18,519
     Cash, beginning of year                                                76,396         89,679
                                                                       -----------    -----------
CASH, END OF PERIOD                                                    $    79,338    $   108,198
                                                                       ===========    ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

================================================================================

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company ("the Company"), a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 2000 presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. CONTINGENCIES

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

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted with precision. Management believes that any ultimate liability that could result from such litigation would not have a material adverse effect on the Company's financial position.

3. RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Expense Charges and Allocations

All of the Company's expenses are allocations or charges from Prudential or other affiliates. These expenses can be grouped into the following categories: general and administrative expenses, retail distribution expenses and asset management fees.

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects actual costs incurred by Prudential to process transactions on behalf of the Company. Prudential and the Company operate under service and lease agreements whereby services of officers and employees (except for those agents employed directly by the Company in Taiwan), supplies, use of equipment and office space are provided by Prudential.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

================================================================================

3. RELATED PARTY TRANSACTIONS (continued)

Late in 1998, Prudential undertook a review of its expense allocation methodology. This review resulted in increased allocations to the Company compared with 1998 levels, reflecting higher expense allocations to products requiring more complex business processes and more transactions, such as variable products which allow policyholders to make changes in their investment portfolio. Implementation of the revised allocation methodology was substantially completed in the second quarter of 1999.

The Company is allocated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs ("DAC").

The Company is charged an asset management fee from Prudential Global Asset Management ("PGAM") for managing the Separate Account investment portfolio. These fees are a component of general, administrative and other expenses.

In addition, the Company receives fee income from policyholder account balances invested in the Prudential Series Fund ("PSF"). These amounts are recorded as "Asset management fees" in the Consolidated Statements of Operations. The Company also collects these fees on behalf of Prudential and records a Payable to affiliate in the Consolidated Statements of Financial Position.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $745.6 million and $725.3 million at March 31, 2000 and December 31, 1999, respectively. The fees received related to the COLI policies were $1.3 million for the three months ending March 31, 2000.

Reinsurance

The Company currently has three reinsurance agreements in place with Prudential (the reinsurer). Specifically a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract, and two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended March 31, 2000 and December 31, 1999.

Debt Agreements

In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding Corporation, a wholly owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of March 31, 2000 or December 31, 1999.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

================================================================================

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company markets interest-sensitive individual life insurance and variable life insurance, individual variable and fixed annuities, and guaranteed interest contracts ("GICs") by utilizing Prudential's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressures as the legal barriers that have historically segregated the markets of the financial services industry have changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds companies that are positioned to deliver competing investment products through large, stable distribution channels. The Company also markets traditional individual life insurance through its branch office in Taiwan.

The Company's Analysis of Financial Condition and Results of Operations are described below.

1. Analysis of Financial Condition

From December 31, 1999 to March 31, 2000 there was an increase of $1.1 billion in total assets from $21.8 billion to $22.9 billion, the majority of which relates to a $783 million increase in Separate Accounts from increased cash inflows as described below. General Account invested assets increased by $228 million, mainly due to net purchases and appreciation of fixed maturities of $81 million, net purchases of short-term investments of $114 million based on a strategic decision to hold more short-term investments and increased policy loan lending of $18 million. Other assets increased by $52 million due to timing on the cash collection of receivables for securities sold and asset management fees earned.

During this three-month period, liabilities also increased by $1.1 billion from $20.1 million to $21.2 million. Corresponding with the asset change, Separate Account liabilities increased by $783 million due to cash inflows to the Separate Accounts of $702 million, net investment income (including unrealized gains) of $424 million, and surrenders, withdrawals and disbursements of $343 million. The increase in Separate Account cash inflows results from sales of the Discovery Select ("Discovery Select") annuity product; sales were $626 million in the first quarter of 2000. This represents a decrease of $27 million in sales from the first quarter of 1999. The remainder of cash inflows relates to sales of the Variable Universal Life product ("VUL") which increased from the previous year by $35 million. The remaining increases in liabilities relate to increases in securities lending, taxes payable and payables to affiliates.

From March 31, 1999 to March 31, 2000 total assets increased by $5.3 billion, the largest component of this increase was in Separate Account assets of $4.6 billion which will be described later. General Account invested assets increased by approximately $500 million; the GIC business was the driving force behind this change as GIC assets increased $383 million mainly from new sales. Life and annuity had only small increases to their General Account invested assets balances as described below, as the majority of cash inflows are invested in Separate Accounts. The remaining increase to assets was mainly in DAC, which increased by $185 million mainly due to growth in the business and consequently deferrable costs.

Similarly, total liabilities increased $5.3 billion from March 31, 1999 to March 31, 2000, primarily from the increase in Separate Account liabilities, which represent contractholder fund balances. Separate Account fund balances grew from $12.2 billion to $16.8 billion, an increase of $4.6 billion. Most of the increase was in annuity Separate Accounts which grew by $3.8 billion as a result of net sales (sales less withdrawals) and exchanges of Discovery Select of approximately $2.4 billion as well as appreciation on equity funds. The domestic life business had higher Separate Account fund balances of approximately $765 million due to sales of VUL and equity fund appreciation. There was also an increase in General Account policyholder balances of $477 million, mainly due to sales and interest credited on the GIC product of $398 million, and an increase of approximately $70 million on annuity fund balances due to sales of Discovery Select. Future policy benefits and other policyholder liabilities also increased by $147 million due to business growth for Taiwan and domestic life.

2. Results of Operations

Consolidated net income of $13.4 million for the first quarter of 2000 was $6.1 million less than for the first quarter of 1999. While revenues continued to grow from the prior year, the increase in benefits and expenses of $53.7 million from the prior year more than offsets the revenue increase. The main driver in the rise in expenses was an increase in general, administrative, and other expenses of $42.9 million.

Consolidated revenues increased by $43.5 million, from $189.5 million to $233.0 million. Insurance revenues, which include premiums from the Taiwan traditional life business and policy charges and fee income from the individual annuity and domestic life businesses, increased by $29.9 million to $142.1 million in 2000. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $13.5 million for the individual annuity business and $8.4 million for the domestic life business, as the policyholder account balances upon which these fees are assessed grew substantially since March 31, 1999, as described in the "Analysis of Financial Condition". The increase in premiums of $8.1 million is primarily from the Taiwan life business. Taiwan premiums grew $6.3 million due to increased persistency rates and growth in the in force business of 27%.

Asset management fees, which are charged on policyholder accounts invested in the Prudential Series Fund ("PSF"), increased by $5.3 million, also due to the growth in the Separate Account fund balances.

Net investment income increased by $14.7 million from the prior year. Total General Account invested assets increased by approximately $500 million since March 31 1999, mainly due to GIC sales as described in the "Analysis of Financial Condition". This increase was primarily in investment grade fixed maturities, which comprise the majority of the investment portfolio. Interest on fixed maturities increased by $8 million as a result of the portfolio increase. Another factor in the net investment income increase was a net gain of $8 million related to the Company's Separate Accounts. There were also realized losses recognized on sales of fixed maturities of $10 million, permanent impairment writedowns on fixed maturities of $3 million, and derivative gains of $3 million. This compares to a $5 million loss in first quarter 1999 primarily from sales of fixed maturities.

Policyholder benefits, including changes to reserves, increased by $4 million. Reserves increased due to higher Taiwan life insurance sales and premiums from Discovery Select annuitizations in the amount of $4.4 million and $3.0 million, respectively. Domestic life had a decrease in reserves of $3.2 million due to a decline in the reserve for disabled insureds. Interest credited to policyholder account balances increased by $6.9 million mainly due to the increase in GIC policyholder account balances from sales as mentioned above.

General, administrative, and other expenses increased by $42.9 million from the prior year. Late in 1998, Prudential undertook a review of its expense allocation methodology. This review resulted in increased allocations to the Company compared with 1998 levels, reflecting higher expense allocations to products requiring more complex business processes and more transactions, such as variable products which allow policyholders to make changes in their investment portfolio. Implementation of the revised allocation methodology was substantially completed in the second quarter of 1999. As a result of this methodology change general and administrative expense for first quarter of 2000 increased by $14 million from the first quarter of 1999. DAC increased by $8.6 million due to growth in profitability of the business, changes made in late 1999 to the assumptions used in the amortization model, and release of DAC due to Discovery Select lapse experience. Another contributor to the increase was asset management fees paid to PGAM for managing the Separate Account Portfolios. These fees were not charged until later in 1999, thereby creating a $5.8 million variance year over year. Annuities had $5.6 million more in non-deferrable expenses mainly due to the growth in trail commissions on Discovery Select exchanges, which are not subject to capitalization. The remaining rise in expenses is due to increases in distribution and other general and administrative expenses due to business growth.

3. Liquidity and Capital Resources

Principal cash flow sources are investment and fee income, investment maturities and sales, and premiums and fund deposits. These cash inflows may be complemented by financing activities through other Prudential affiliates.

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

The Company had $22.9 billion of assets at March 31, 2000 compared to $21.8 billion at December 31, 1999, of which $16.8 billion and $16.0 billion were held in Separate Accounts at March 31, 2000 and December 31, 1999, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

4. The Year 2000 Issue

The Company utilizes many of the same business applications, infrastructure and business partners as Prudential. Prudential addressed the Year 2000 issue on an enterprise-wide basis. Therefore, it is not possible to differentiate the Company's Year 2000 issue from that of Prudential. To date, neither Prudential nor the Company has experienced material Year 2000 related problems in any of their operations. Prudential believes that it has mitigated the Year 2000 risk, however Prudential cannot guarantee that it will not experience a Year 2000 failure that has thus far been undetected. In the worst case, it is possible that an as yet unknown Year 2000 failure, whether internal or external, could have a material impact on Prudential or the Company's results of operations, liquidity or financial condition. Where necessary, we have enhanced our general business continuation contingency plans to ensure that they would be effective in responding to a Year 2000 failure. Substantially all of these plans, as they related to Year 2000 issues, include the ultimate resolution of any technology failure that we may encounter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to market risks and the way these risks are managed, are summarized in Item 7a of the 1999 Form 10K.

                                     PART II

Item 2. Changes in Securities and Use of Proceeds.

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

            (iv)  Securities registered and sold for the account of the Company:

                  Amount registered*:                             $500,000,000
                  Aggregate price of the offering amount
                    registered:                                   $500,000,000
                  Amount sold*:                                   $292,312,106
                  Aggregate offering price of amount sold to
                    date:                                         $292,312,106

                  * Securities not issued in predetermined units

                  No securities have been registered for the account of any selling security holder.

            (v)   Expenses associated with the issuance of the securities:

                        Underwriting discounts and commissions**  $ 10,230,924
                        Other expenses**                          $ 14,864,091
                                                                  ------------
                              Total                               $ 25,095,015

                        ** Amounts are estimated and are paid to affiliated
                           parties.

            (vi)  Net offering proceeds:                          $267,217,091

            (vii) Not applicable.

           (viii) Not applicable.

Item 6. Exhibits and Reports on Form 8-K

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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

Signature                       Title                              Date
---------                       -----                              ----


___________________________     President and Director             May 15, 2000
Esther H. Milnes


___________________________     Principal Financial Officer and    May 15, 2000
Dennis G. Sullivan              Chief Accounting Officer