Form 10-Q
period 2000-06-30
PRUCO LIFE INSURANCE CO
filed 2000-08-14
CIK 777917

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


           Arizona                                       22-1944557
------------------------------------        ------------------------------------
(State or other jurisdiction,                 (IRS Employer Identification No.)
incorporation or organization)


                 213 Washington Street, Newark, New Jersey 07102
        -----------------------------------------------------------------
              (Address of principal executive offices ) (Zip Code)

                                 (973) 802-3274
        -----------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

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
                                             YES   X   NO
                                                 -----     -----

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 2000. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               Page No.
                                                                                               --------

         Cover Page                                                                              -

         Index                                                                                   2


                         PART I - Financial Information

Item 1.  (Unaudited) Consolidated Financial Statements

                  Consolidated Statements of Financial Position
                  As of June 30, 2000 and December 31, 1999                                      3

                  Consolidated Statements of Operations and Comprehensive Income
                  Three and Six months ended June 30, 2000 and 1999                              4

                  Consolidated Statements of Changes in Stockholder's Equity
                  Periods ended June 30, 2000 and December 31, 1999 and 1998                     5

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2000 and 1999                                        6

                  Notes to Consolidated Financial Statements                                     7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              13


                           PART II - Other Information

Item 2.  Changes in Securities and Use of Proceeds                                               14

Item 6.  Exhibits and Reports on Form 8-K                                                        15

         Signature Page                                                                          16

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
As of June 30, 2000 and December 31, 1999 (In Thousands)
-------------------------------------------------------------------------------


                                                                               (Unaudited)
                                                                                 June 30,           December 31,
                                                                                   2000                1999
                                                                            -----------------    -----------------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 2000: $3,323,662       $  3,247,348       $  2,998,362
     1999: $3,084,057)
     Held to maturity, at amortized cost (fair value, 2000:$356,793 1999:           368,198            388,990
     $377,822)

Equity securities - available for sale, at fair value (cost, 2000: 7,302;             9,403              4,532
1999: $3,238)
Mortgage loans on real estate                                                         9,923             10,509
Policy loans                                                                        826,122            792,352
Short-term investments                                                              403,229            207,219
Other long-term investments                                                          83,603             77,769
                                                                            ---------------     --------------
               Total investments                                                  4,947,826          4,479,733
Cash                                                                                 81,322             76,396
Deferred policy acquisition costs                                                 1,121,453          1,062,785
Accrued investment income                                                            73,404             68,917
Receivables from affiliate                                                           21,578                  -
Other assets                                                                         77,614             48,228
Separate Account assets                                                          16,686,214         16,032,449
                                                                            ---------------     --------------
TOTAL ASSETS                                                                   $ 23,009,411       $ 21,768,508
                                                                            ===============     ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities

Policyholders' account balances                                                $  3,347,335        $ 3,116,261
Future policy benefits and other policyholder liabilities                           676,583            635,978
Cash collateral for loaned securities                                               131,101             87,336
Securities sold under agreement to repurchase                                       106,595             21,151
Income taxes payable                                                                208,959            145,600
Payables to affiliate                                                                     -                487
Other liabilities                                                                   137,535             59,427
Separate Account liabilities                                                     16,686,214         16,032,449
                                                                            ---------------     --------------
Total liabilities                                                                21,294,322         20,098,689
                                                                            ---------------     --------------
Contingencies (See Footnote 2)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                        2,500              2,500
Paid-in-capital                                                                     439,582            439,582
Retained earnings                                                                 1,304,550          1,258,428

Accumulated other comprehensive loss
    Net unrealized investment losses                                                (27,789)           (28,364)
    Foreign currency translation adjustments                                         (3,754)            (2,327)
                                                                            ---------------     --------------
Accumulated other comprehensive loss                                                (31,543)           (30,691)
                                                                            ---------------     --------------
Total stockholder's equity                                                        1,715,089          1,669,819
                                                                            ---------------     --------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                      $ 23,009,411       $ 21,768,508
                                                                            ===============     ==============


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited) Three and Six Months Ended June 30, 2000 and 1999 (In Thousands)

-------------------------------------------------------------------------------

                                                                 Six months ended                Three months ended
                                                                     June 30,                        June 30,
                                                               2000             1999            2000            1999
                                                           ------------    -------------    ------------    ------------
REVENUES

Premiums                                                     $60,728          $40,902        $ 33,477         $21,706
Policy charges and fee income                                229,407          206,366         114,526         112,625
Net investment income                                        167,975          137,597          83,501          67,784
Realized investment losses, net                              (13,994)         (13,800)         (3,683)         (8,777)
Asset management fees                                         34,852           25,516          18,331          14,307
Other income                                                     410              845             207             294
                                                           ------------    -------------    ------------    ------------

Total revenues                                               479,378          397,426         246,359         207,939
                                                           ------------    -------------    ------------    ------------

BENEFITS AND EXPENSES

Policyholders' benefits                                      117,720          106,733          55,388          48,335
Interest credited to policyholders' account balances          79,451           62,249          41,288          30,987
General, administrative and other expenses                   212,548          191,658         100,689         122,678
                                                           ------------    -------------    ------------    ------------

Total benefits and expenses                                  409,719          360,640         197,365         202,000
                                                           ------------    -------------    ------------    ------------

Income from operations before income taxes                    69,659           36,786          48,994           5,939
                                                           ------------    -------------    ------------    ------------

Income tax provision                                          23,537           12,875          16,305           1,596
                                                           ------------    -------------    ------------    ------------

NET INCOME                                                   $46,122          $23,911         $32,689          $4,343
                                                           ------------    -------------    ------------    ------------

Other comprehensive (loss), net of tax:
      Unrealized gains (losses) on securities, net
       of Reclassification adjustment                            575          (19,498)         (5,914)         (9,628)

     Foreign currency translation adjustments                 (1,427)             530          (1,461)            641
                                                           ------------    -------------    ------------    ------------

Other comprehensive (loss), net of tax                          (852)         (18,968)         (7,375)         (8,987)
                                                           ------------    -------------    ------------    ------------

TOTAL COMPREHENSIVE INCOME (LOSS)                            $45,270          $ 4,943        $ 25,314        $ (4,644)
                                                           ============    =============    ============    ============


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
Periods Ended June 30, 2000 and December 31, 1999 and 1998 (In Thousands)
-------------------------------------------------------------------------------



                                                                              Accumulated
                                                                                 other             Total
                                    Common       Paid-in-      Retained       comprehensive     stockholder's
                                    stock        capital       earnings       income (loss)        equity
                                  -----------  -----------    ----------      -------------     -------------
Balance,  January 1, 1998          $ 2,500     $ 439,582     $ 1,050,871           $ 12,564       $ 1,505,517
   Net income                            -             -         151,962                  -           151,962
    Change in foreign currency
         translation adjustments,        -             -               -              2,980             2,980
         net of taxes

    Change in net unrealized
        investment losses, net of
        reclassification adjustment
        and taxes ............          -             -               -              (7,227)           (7,227)
                                  -----------  -----------    ----------      -------------     -------------

Balance,  December 31, 1998        $ 2,500     $ 439,582     $ 1,202,833            $ 8,317       $ 1,653,232

    Net income                           -             -          55,595                  -            55,595

    Change in foreign currency
        translation adjustments,         -             -               -               (742)             (742)
        net of taxes

    Change in net unrealized
        investment losses,
      net of reclassification
      adjustment
        and taxes                       -             -               -             (38,266)          (38,266)
                                  -----------  -----------    ----------      -------------     -------------

Balance,  December 31, 1999        $ 2,500     $ 439,582     $ 1,258,428          $ (30,691)       $1,669,819

    Net income                           -             -          46,122                               46,122

    Change in foreign currency                                                       (1,427)           (1,427)
        translation adjustments,         -             -
        net of taxes

    Change in net unrealized                                                            575               575
       investment gains, net             -             -
       of reclassification
       adjustment and taxes
                                  -----------  -----------    ----------      -------------     -------------

Balance,  June 30, 2000            $ 2,500     $ 439,582      $1,304,550         $  (31,543)       $1,715,089
                                  ===========  ===========    ==========      =============     ==============



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2000 and 1999 (In Thousands)
-------------------------------------------------------------------------------


                                                                    2000             1999
                                                              ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $  46,122        $  23,911
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                 (33,040)         (39,520)
     Interest credited to policyholders' account balances           79,486           62,249
     Realized investment (gains) losses, net                        13,994           13,800
     Amortization and other non-cash items                           4,426           38,830
     Change in:
         Future policy benefits and other policyholders'            40,605           15,085
  liabilities

         Accrued investment income                                  (4,487)              53
         Payables to/Receivables from affiliate, net               (22,065)           1,483
         Policy loans                                              (33,770)         (22,524)
         Deferred policy acquisition costs                         (58,669)         (90,092)
         Income taxes payable                                       63,359          (32,241)
         Other, net                                                 48,725           27,840
                                                              ---------------  ---------------
Cash Flows From (Used In) Operating Activities                     144,686           (1,126)
                                                              ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                1,065,356        2,095,979
               Held to maturity                                     20,871           25,206
         Equity securities                                             251            2,452
         Mortgage loans on real estate                                 585              466
         Other long-term investments                                 1,830              318
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                               (1,327,324)      (1,988,779)
               Held to maturity                                          -          (24,170)
         Equity securities                                          (4,155)          (1,989)
         Other long-term investments                                (3,128)             (33)
     Cash collateral for loaned securities, net                     43,765          (39,201)
     Securities sold under agreement to repurchase, net             85,444           (1,993)
     Other long-term investments                                    (4,536)          (4,723)
     Short-term investments, net                                  (195,991)        (118,819)
                                                              ---------------  ---------------
Cash Flows (Used In) Investing Activities                         (317,032)         (55,286)
                                                              ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                               1,432,001        1,671,054
          Withdrawals                                           (1,254,729)      (1,603,191)
                                                              ---------------  ---------------
Cash Flows From Financing Activities                               177,272           67,863
                                                              ---------------  ---------------
     Net increase in Cash                                            4,926           11,451
     Cash, beginning of year                                        76,396           89,679
                                                              ---------------  ---------------
CASH, END OF PERIOD                                              $  81,322       $  101,130
                                                              ===============  ===============




                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
================================================================================

1.       BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company ("the Company"), a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), for the interim periods presented. All such adjustments are of a normal recurring nature, with the exception of certain related party transactions, as described in Footnote 3. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 2000 presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential to process transactions on behalf of the Company. Prudential and the Company operate under service and lease agreements whereby services of officers and employees (except for those agents employed directly by the Company in Taiwan), supplies, use of equipment and office space are provided by Prudential.

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

The Company is allocated estimated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs ("DAC"). At April 1, 2000 Prudential and the Company agreed to revise the estimate of allocated distribution expenses to reflect a market based pricing arrangement.

The Company is charged an asset management fee by Prudential Global Asset Management ("PGAM") for managing the Separate Account investment portfolio. These fees are a component of general, administrative and other expenses.

In addition, the Company receives fee income from policyholder account balances invested in the Prudential Series Fund ("PSF"). These amounts are recorded as "Asset management fees" in the Consolidated Statements of Operations. The Company also collects these fees on behalf of Prudential and records a Payable to affiliate in the Consolidated Statements of Financial Position.

Corporate Owned Life Insurance

The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $728.0 million and $725.3 million at June 30, 2000 and December 31, 1999, respectively. The fees received related to the COLI policies were $2.7 million for the six months ending June 30, 2000.

Reinsurance

The Company currently has three reinsurance agreements in place with Prudential (the reinsurer). Specifically a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract, and two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended June 30, 2000 and December 31, 1999.

Debt Agreements

In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding Corporation, a wholly owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of June 30, 2000 or December 31, 1999.

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

The Company's Analysis of Financial Condition and Results of Operations are described below.

1.       Analysis of Financial Condition

From December 31, 1999 to June 30, 2000 there was an increase of $1.2 billion in total assets from $21.8 billion to $23.0 billion, the majority of which relates to a $654 million increase in Separate Accounts from net cash inflows as described below. General Account invested assets increased by $468 million, mainly due to net purchases and appreciation of fixed maturities of $228 million, net purchases of short-term investments of $196 million from increased securities lending activity and increased policy loan lending of $34 million. Other assets increased by $29 million due to timing on the cash collection of receivables for securities sold and asset management fees earned.

During this six-month period, liabilities also increased by $1.2 billion from $20.1 billion to $21.3 billion. Corresponding with the asset change, Separate Account liabilities increased by $654 million due to cash inflows to the Separate Accounts of $1,461 million, net investment losses (including unrealized losses of $457 million) of $20 million, and surrenders, withdrawals and disbursements of $787 million. General account policyholder balances increased by $231 million during this period mainly from new sales of GICs of $97 million, and Discovery Select ("Discovery Select") annuity product sales. Net sales (sales less withdrawals) and exchanges of Discovery Select were approximately $900 million in the first six months of 2000. This represents a decrease of $400 million in net sales from the first six months of 1999, due to lower sales from the exchange program which was discontinued in 2000, an increase in surrenders, offset somewhat by an increase in new sales. The remaining increases in liabilities relate to increases in securities lending, taxes payable and other liabilities. Other liabilities increased by $78 million mainly due to timing on the cash payment for purchases of securities.

From June 30, 1999 to June 30, 2000 total assets increased by $3.6 billion, the largest component of this increase was in Separate Account assets of $2.7 billion to support the increase in contractholder liabilities which is described later. General Account invested assets increased by approximately $737 million due to purchases of fixed maturities to support the GIC and general account annuity businesses. The remaining increase to assets was mainly in deferred acquisition costs ("DAC"), which increased by $170 million due to growth in the business and consequently, deferrable costs.

Similarly, total liabilities increased by $3.6 billion from June 30, 1999 to June 30, 2000, primarily from the increase in Separate Account liabilities, which represent contractholder fund balances. Separate Account fund balances grew from $14.0 billion to $16.7 billion, an increase of $2.7 billion. Most of the increase was in annuity Separate Accounts which grew by $2.6 billion as a result of net sales (sales less withdrawals) and exchanges of Discovery Select as well as appreciation on equity funds. The domestic life business had higher Separate Account fund balances of approximately $73 million due to sales of Variable Universal Life ("VUL") and equity fund appreciation. There was also an increase in General Account policyholder balances of $554 million, mainly due to sales and interest credited on GICs of $404 million , and an increase of approximately $128 million on annuity fund balances due to sales of Discovery Select. Future policy benefits and other policyholder liabilities also increased by $133 million due to business growth for Taiwan and domestic life. Securities lending also increased by $155 million since June 30,1999.

2.       Results of Operations

For the six months ended June 30, 2000 versus 1999

Consolidated net income of $46.1 million for the first six months of 2000 was $22.2 million more than for the first six months of 1999. Revenues grew by $82.0 million, an increase of 20.6% from the prior year, while benefits and expenses grew by $49.1 million, or 13.6% from the prior year. Taxes also increased corresponding with the income increase.

Consolidated total revenues increased by $82.0 million, from $397.4 million to $479.4 million. Insurance revenues, which include premiums from the Taiwan traditional life business and policy charges and fee income from the individual annuity and domestic life businesses, increased by $42.9 million to $290.1 million in 2000. Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $23.6 million for the individual annuity business primarily a result of the growth since June 30, 1999 in the policyholder account balances upon which these fees are assessed, as described in the "Analysis of Financial Condition". Offsetting this increase in policy charges and fee income was a slight decline of $.6 million in the domestic life business as increases in M&E charges were offset by non-recurring loading charges received in the prior year. The increase in premiums of $19.8 million is primarily from Taiwan premiums which grew $13.3 million due to increased persistency rates and growth in the in force business of 17%. Premiums from annuitizations of Discovery Select contracts and from extended term insurance also contributed to the growth in premiums.

Asset management fees, which are charged on policyholder accounts invested in the Prudential Series Fund ("PSF"), increased by $9.3 million, also due to the growth in the Separate Account fund balances.

Net investment income increased by $30.4 million from the prior year, as total fixed maturities and short-term investments increased $664 million since June 30 1999, mainly due to cash inflows from GIC sales as described in the "Analysis of Financial Condition". There were also realized losses recognized on sales of fixed maturities of $15 million, permanent impairment writedowns on fixed maturities of $5 million, and derivative gains of $6 million in 2000. This compares to realized losses of $14 million in 1999 primarily from sales of fixed maturities, and permanent impairment writedowns on fixed maturities of $3.3 million.

Policyholder benefits, including changes to reserves, increased by $11 million. Reserves increased due to higher Taiwan life insurance sales and premiums from Discovery Select annuitizations in the amount of $10.1 million and $5.3 million, respectively. Domestic life had a decrease of $4.4 million due to a reduction in death claims and in the reserve for disabled insureds. Interest credited to policyholder account balances increased by $17.2 million mainly due to the increase in GIC policyholder account balances from sales as mentioned above.

General, administrative, and other expenses increased by $20.9 million from the prior year. As of April 1 2000, there was a change in the allocation of estimated distribution expenses from Prudential's retail agency network which decreased year over year expenses by $5.1 million. Offsetting this decrease is higher DAC amortization of $14.2 million due to growth in profitability of the annuity business, changes made in late 1999 to the assumptions used in the amortization model, and release of DAC due to Discovery Select lapse experience. There was also an additional $9.4 million in non-deferrable expenses due to growth in trail commissions on Discovery Select exchanges, which are not subject to capitalization. In addition, asset management fees paid to Prudential Global Asset Management ("PGAM") for managing the Separate Account portfolios increased by $3.4 million as the Separate Account portfolios upon which these fees are assessed have grown.

For the three months ended June 30, 2000 versus 1999

Net income for the three months ended June 30, 2000 was $32.7 million, an increase of $28.4 million from $4.3 million earned in the three months ended June 30, 1999.

Consolidated total revenues increased by $38.4 million, from $207.9 million to $246.3 million. Insurance revenues, which include premiums from the Taiwan traditional life business and policy charges and fee income from the individual annuity and domestic life businesses, increased by $13.7 million to $148.0 million in 2000. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $10.1 million for the individual annuity business primarily a result of the growth in the policyholder account balances upon which these fees are assessed as described in the "Analysis of Financial Condition". Offsetting this increase in policy charges and fee income was a decline of $8.2 million in the domestic life business due to large non-recurring loading charges received in the second quarter of 1999. The increase in premiums of $11.8 million is primarily from Taiwan premiums which grew $7.0 million due to increased persistency rates and growth in the in force business. Increases in annuitizations from Discovery Select and extended term insurance also increased premiums.

Asset management fees, which are charged on policyholder accounts invested in the Prudential Series Fund ("PSF"), increased by $4.0 million, also due to the growth in the Separate Account fund balances.

Net investment income increased by $15.7 million from the prior year, as total fixed maturities and short-term investments increased $664 million since June 30 1999, mainly due to GIC sales as described in the "Analysis of Financial Condition".

Policyholder benefits, including changes to reserves, increased by $7.1 million. Reserves increased due to higher Taiwan life insurance sales and premiums from Discovery Select annuitizations in the amount of $5.2 million and $2.3 million, respectively. Interest credited to policyholder account balances increased by $10.3 million mainly due to the increase in GIC policyholder account balances from sales as mentioned above.

General, administrative, and other expenses decreased by $22.0 million from the prior year. As of April 1, 2000, there was a change in the allocation of estimated distribution expenses from Prudential's retail agency network, this change decreased quarter over quarter expenses by $10.3 million. In addition, the second quarter of 1999 reflected the impact of fully implementing the expense allocation methodology that was introduced in late 1998. This methodology allocated higher expenses to products requiring more complex business processes and transactions. The estimated effect of this allocation change in second quarter 1999 was an increase to expenses of $17.6 million, causing a positive variance when comparing current quarter results to prior year quarter results. Offsetting these decreases is increased DAC amortization of $5.5 million due to changes in the amortization model and Discovery Select lapse experience. An increase in trail commissions on Discovery Select, which are not subject to capitalizaton , increased expenses by $4.2 million.

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

The Company had $23.0 billion of assets at June 30, 2000 compared to $21.8 billion at December 31, 1999, of which $16.7 billion and $16.0 billion were held in Separate Accounts at June 30, 2000 and December 31, 1999, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

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

                  (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

                  (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).

                  (iv) Securities registered and sold for the account of the Company:

                           Amount registered*:                                          $ 500,000,000
                           Aggregate price of the offering amount registered:           $ 500,000,000
                           Amount sold*:                                                $ 312,261,725
                           Aggregate offering price of amount sold to date:             $ 312,261,725

                           * Securities not issued in predetermined units

                           No securities have been registered for the account of any selling security holder.

                  (v) Expenses associated with the issuance of the securities:

                                    Underwriting discounts and commissions**            $   10,929,160
                                    Other expenses**                                    $   15,939,843
                                                                                        --------------
                                            Total                                       $   26,869,003

                                    ** Amounts are estimated and are paid to
                                       affiliated parties.

                  (vi)     Net offering proceeds:                                       $  285,392,722

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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

Signature                                   Title                                     Date
---------                                   -----                                     ----

                                            President and Director                    August 14, 2000
--------------------------------
Esther H. Milnes


                                            Principal Financial Officer and           August 14, 2000
--------------------------------            Chief Accounting Officer
Dennis G. Sullivan

