Form 10-Q
period 2000-09-30
PRUCO LIFE INSURANCE CO
filed 2000-11-14
CIK 777917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


              Arizona                                      22-1944557
-------------------------------------          ---------------------------------
    (State or other jurisdiction,              (IRS Employer Identification No.)
    incorporation or organization)


                 213 Washington Street, Newark, New Jersey 07102
              -----------------------------------------------------
              (Address of principal executive offices ) (Zip Code)

                                 (973) 802-3274
              -----------------------------------------------------
              (Registrant's Telephone Number, including area code)


        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     YES   X   NO ___
                                         -----

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2000. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                        Page No.
                                                                        --------
         Cover Page                                                          -

         Index                                                               2


                         PART I - Financial Information
                         ------------------------------

Item 1.  (Unaudited) Consolidated Financial Statements

            Consolidated Statements of Financial Position                    3
            As of September 30, 2000 and December 31, 1999

            Consolidated Statements of Operations and Comprehensive Income
            Nine and Three months ended September 30, 2000 and 1999          4

            Consolidated Statements of Changes in Stockholder's Equity
            Periods ended September 30, 2000 and December 31, 1999 and 1998  5

            Consolidated Statements of Cash Flows
            Nine months ended September 30, 2000 and 1999                    6

            Notes to Consolidated Financial Statements                       7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13


                           PART II - Other Information
                           ---------------------------

Item 2.  Changes in Securities and Use of Proceeds                          14

Item 6.  Exhibits and Reports on Form 8-K                                   15

         Signature Page                                                     16

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
As of September 30, 2000 and December 31, 1999 (In Thousands)
-------------------------------------------------------------


                                                                                            (Unaudited)
                                                                                          September 30,         December 31,
                                                                                                2000               1999
                                                                                           ---------------     --------------

ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 2000: $3,359,031; 1999:
$3,084,057)                                                                                 $   3,315,978        $  2,998,362
     Held to maturity, at amortized cost (fair value, 2000: $346,033;  1999: $377,822)            353,579             388,990
Equity securities - available for sale, at fair value (cost, 2000: $7,822 ; 1999: $3,238)           7,657               4,532
Mortgage loans on real estate                                                                       9,645              10,509
Policy loans                                                                                      844,680             792,352
Short-term investments                                                                            509,692             207,219
Other long-term investments                                                                        88,352              77,769
                                                                                            -------------        ------------
               Total investments                                                                5,129,583           4,479,733
Cash                                                                                               70,046              76,396
Deferred policy acquisition costs                                                               1,138,699           1,062,785
Accrued investment income                                                                          79,148              68,917
Other assets                                                                                      110,894              48,228
Separate Account assets                                                                        16,996,687          16,032,449
                                                                                            -------------          ----------
TOTAL ASSETS                                                                                $  23,525,057        $ 21,768,508
                                                                                            =============        ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                              $  3,452,178        $  3,116,261
Future policy benefits and other policyholder liabilities                                         693,401             635,978
Cash collateral for loaned securities                                                             174,645              87,336
Securities sold under agreement to repurchase                                                      50,691              21,151
Income taxes payable                                                                              233,933             145,600
Payables to affiliate                                                                              24,011                 487
Other liabilities                                                                                 138,685              59,427
Separate Account liabilities                                                                   16,996,687          16,032,449
                                                                                            -------------        ------------
Total liabilities                                                                              21,764,231          20,098,689
                                                                                            -------------        ------------
Contingencies (See Footnote 2)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                                      2,500               2,500
Paid-in-capital                                                                                   439,582             439,582
Retained earnings                                                                               1,335,041           1,258,428

Accumulated other comprehensive loss
     Net unrealized investment losses                                                             (14,093)            (28,364)
     Foreign currency translation adjustments                                                      (2,204)             (2,327)
                                                                                            -------------       -------------
Accumulated other comprehensive loss                                                              (16,297)            (30,691)
                                                                                            -------------       -------------
Total stockholder's equity                                                                      1,760,826           1,669,819
                                                                                            -------------        ------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                                   $  23,525,057        $ 21,768,508
                                                                                            =============        ============


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Nine and Three Months Ended September 30, 2000 and 1999 (In Thousands)
-------------------------------------------------------------------------------

                                                                    Nine months ended                 Three months ended
                                                                      September 30,                      September 30,

                                                              2000                1999               2000              1999
                                                           ---------------     --------------     --------------     -------------

REVENUES

Premiums                                                      $ 87,695            $ 68,794            $26,967           $ 27,892
Policy charges and fee income                                  350,779             304,593            121,372             98,227
Net investment income                                          248,495             209,508             80,520             71,911
Realized investment losses, net                                (15,222)            (17,916)            (1,228)            (4,116)
Asset management fees                                           53,702              40,863             18,850             15,347
Other income                                                       685               1,005                275                160
                                                              --------            --------           --------           --------

Total revenues                                                 726,134             606,847            246,756            209,421
                                                              --------            --------           --------           --------

BENEFITS AND EXPENSES

Policyholders' benefits                                        181,172             142,125             63,452             35,392
Interest credited to policyholders' account balances           123,490              93,697             44,039             31,448
General, administrative and other expenses                     304,903             298,183             92,354            106,525
                                                              --------            --------           --------           --------

Total benefits and expenses                                    609,565             534,005            199,845            173,365
                                                              --------            --------           --------           --------

Income from operations before income taxes                     116,569              72,842             46,911             36,056
                                                              --------            --------           --------           --------

Income tax provision                                            39,956              25,494             16,419             12,619
                                                              --------            --------           --------           --------

NET INCOME                                                     $76,613            $ 47,348           $ 30,492           $ 23,437
                                                              --------            --------           --------           --------

Other comprehensive income (loss), net of tax:

     Unrealized gains (losses) on securities, net of
       reclassification adjustment                              14,271             (27,867)            13,696             (8,369)

     Foreign currency translation adjustments                      123                 790              1,550                260
                                                              --------            --------           --------           --------

Other comprehensive income (loss), net of tax                   14,394             (27,077)            15,246              (8,109)
                                                              --------            --------           --------           ---------

TOTAL COMPREHENSIVE INCOME                                    $ 91,007            $ 20,271           $ 45,738           $ 15,328
                                                              ========            ========           ========           ========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
Periods Ended September 30, 2000 and December 31, 1999 and 1998 (In Thousands)
-------------------------------------------------------------------------------


                                                                                          Accumulated
                                                                                            other               Total
                                         Common         Paid-in-         Retained        comprehensive       stockholder's
                                         stock          capital          earnings        income (loss)         equity
                                        --------       ----------       ----------      ---------------      -------------

Balance,  January 1, 1998               $ 2,500        $ 439,582        $ 1,050,871         $ 12,564          $ 1,505,517
   Net income                                 -                -            151,962               -               151,962
   Change in foreign currency
     translation adjustments,                 -                -                  -            2,980                2,980
     net of taxes

   Change in net unrealized
     investment losses, net of                -                -                  -           (7,227)             (7,227)
     reclassification adjustment
     and taxes
                                        -------        ---------        -----------         --------          -----------

Balance,  December 31, 1998             $ 2,500        $ 439,582        $ 1,202,833         $  8,317          $ 1,653,232
   Net income                                 -                -             55,595                -               55,595

   Change in foreign currency.
     translation adjustments,                 -                -                  -             (742)                (742)
     net of taxes

   Change in net unrealized
     investment losses, net of                -                -                  -          (38,266)             (38,266)
     reclassification adjustment
     and taxes
                                        -------        ---------        -----------         --------          -----------

Balance,  December 31, 1999             $ 2,500        $ 439,582        $ 1,258,428        $ (30,691)         $ 1,669,819

   Net income                                 -                -             76,613                -               76,613

   Change in foreign currency
     translation adjustments,                 -                -                  -              123                  123
     net of taxes

   Change in net unrealized
     investment gains, net of                 -                -                  -           14,271               14,271
     reclassification adjustment
     and taxes
                                        -------        ---------        -----------         --------          -----------

Balance, September 30, 2000             $ 2,500        $ 439,582        $ 1,335,041        $ (16,297)         $ 1,760,826
                                        =======        =========        ===========         ========          ===========



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2000 and 1999 (In Thousands)
-------------------------------------------------------------------------------


                                                                                  2000                1999
                                                                                 --------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  76,613               $ 47,348
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                                (50,971)               (68,377)
     Interest credited to policyholders' account balances                         123,490                 93,697
     Realized investment losses, net                                               15,222                 17,916
     Amortization and other non-cash items                                         (8,372)                48,808
     Change in:
         Future policy benefits and other policyholders' liabilities               57,423                  7,549
         Accrued investment income                                                (10,231)                (5,773)
         Payables to/Receivables from affiliate, net                               23,524                   (212)
         Policy loans                                                             (52,328)               (24,844)
         Deferred policy acquisition costs                                        (75,914)              (122,831)
         Income taxes payable                                                      88,333                (21,821)
         Other, net                                                                16,593                 68,630
                                                                                ---------             ----------
Cash Flows From Operating Activities                                            $ 203,382               $ 40,090
                                                                                ---------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                               1,703,145              2,558,072
               Held to maturity                                                    35,180                 38,903
         Equity securities                                                          1,147                  5,189
         Mortgage loans on real estate                                                864                    683
         Other long-term investments                                                    -                    320
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                              (2,004,763)            (2,732,358)
               Held to maturity                                                         -                (24,170)
         Equity securities                                                         (5,503)                (2,059)
         Other long-term investments                                               (4,137)                   (33)
     Cash collateral for loaned securities, net                                    87,309                 (8,354)
     Securities sold under agreement to repurchase, net                            29,540                    505
     Other long-term investments                                                   (6,446)               (14,918)
     Short-term investments, net                                                 (302,517)               (40,558)
                                                                                ---------             ----------
Cash Flows Used In Investing Activities                                          (466,181)              (218,778)
                                                                                ---------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                              1,894,558              2,598,383
          Withdrawals                                                          (1,638,109)            (2,424,550)
                                                                                ---------             ----------
Cash Flows From Financing Activities                                              256,449                173,833
                                                                                ---------             ----------
     Net decrease in Cash                                                          (6,350)                (4,855)
     Cash, beginning of year                                                       76,396                 89,679
                                                                                ---------             ----------
CASH, END OF PERIOD                                                              $ 70,046               $ 84,824
                                                                                =========             ==========


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

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

3.  RELATED PARTY TRANSACTIONS (continued)

The Company is allocated estimated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs ("DAC"). At April 1, 2000, Prudential and the Company agreed to revise the estimate of allocated distribution expenses to reflect a market based pricing arrangement.

The Company is charged an asset management fee by Prudential Global Asset Management ("PGAM") for managing the Separate Account investment portfolio. These fees are a component of general, administrative and other expenses.

In accordance with a profit sharing agreement with Prudential, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These amounts are recorded as "Asset management fees" in the Consolidated Statements of Operations. The Company also collects these fees on behalf of Prudential and records a Payable to affiliate in the Consolidated Statements of Financial Position.

On September 29, 2000, the Board of Directors for the Prudential Series Fund, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential, and has appointed another subsidiary of Prudential as the fund manager for PSF. The Company is currently assessing the effect of these resolutions on its profit sharing agreement with Prudential.

Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $715.1 million and $725.3 million at September 30, 2000 and December 31, 1999, respectively. The fees received related to the COLI policies were $4.0 million for the nine months ending September 30, 2000.

Reinsurance
The Company currently has three reinsurance agreements in place with Prudential (the reinsurer). Specifically a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract, and two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended September 30, 2000 and December 31, 1999.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding Corporation, a wholly owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of September 30, 2000 or December 31, 1999.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," issued June 1999, and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" issued in June 2000. SFAS 133, as amended, requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 does not apply to most traditional insurance contracts. However, certain hybrid contracts that contain features which may affect settlement amounts similarly to derivatives may require separate accounting for the "host contract" and the underlying "embedded derivative" provisions. The latter provisions would be accounted for as derivatives as specified by the statement.

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

Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a hedge of a net investment in a foreign subsidiary, the gain or loss is reported in other comprehensive income as part of the foreign currency translation adjustment. For all other derivatives not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change. The Company is required to adopt this Statement, as amended, as of January 1, 2001. Adoption of SFAS 133, as amended, is not expected to have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

The following analysis should be read in conjunction with the Notes to Consolidated Financial Statements.

The Company sells interest-sensitive individual life insurance and variable life insurance, individual variable and fixed annuities, and guaranteed interest contracts ("GICs") by utilizing Prudential's sales force in the United States. The Separate Account annuity and life products are fee based, as compared to the GIC and General Account annuity and life products which are primarily interest spread products. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressures as the legal barriers that have historically segregated the markets of the financial services industry have changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds companies that are positioned to deliver competing investment products through large, stable distribution channels. The Company also sells traditional individual life insurance through its branch office in Taiwan.

The Company has entered into discussions with the Arizona Department of Insurance and the Taiwan Ministry of Finance ("MoF") regarding the transfer of the Taiwan business to Prudential Life Insurance Company of Taiwan, Inc. ("PLICT"), a subsidiary of Prudential. PLICT has received approval for an Application for Incorporation with the Taiwan Ministry of Economic Affairs and received its company license on November 4, 2000. PLICT has filed with the MoF for its insurance business license. The Company is awaiting approval of the transfer from the Arizona Department of Insurance. Once that approval is received, the Company will submit its business transfer plan to the MoF. The transaction is expected to be completed within the next few months.

The Company's Analysis of Financial Condition and Results of Operations are described below.


1.  Analysis of Financial Condition

From December 31, 1999 to September 30, 2000, there was an increase of $1.7 billion in total assets from $21.8 billion to $23.5 billion, the majority of which relates to a $964 million increase in Separate Accounts from net cash inflows as described below. General Account invested assets increased by $650 million, mainly due to net purchases and appreciation of fixed maturities of $282 million, net purchases of short-term investments of $302 million and increased policy loan lending of $52 million. Other assets increased by $63 million due to timing on the cash collection of receivables for securities sold.

During this nine-month period, liabilities also increased by $1.7 billion from $20.1 billion to $21.8 billion. Corresponding with the asset change, Separate Account liabilities increased by $964 million due to cash inflows to the Separate Accounts of $1,902 million, net investment income (including unrealized losses of $440 million) of $171 million, and surrenders, withdrawals and disbursements of $1,109 million. General Account policyholder balances increased by $336 million during this period mainly from new sales of GICs of $157 million, and Discovery Select annuity product ("Discovery Select") sales. Net sales (sales less withdrawals) and exchanges of Discovery Select were approximately $1,092 million in the first nine months of 2000 for the General and Separate Accounts. There was also an increase in future policy benefits and other policyholder benefits of $57 million mainly due to increase in the Taiwan business. The remaining increases in liabilities relate to increases in securities lending of $116 million, taxes payable of $88 million, and other liabilities. Other liabilities increased by $79 million mainly due to timing on the cash payment for purchases of securities.

2.  Results of Operations

For the nine months ended September  30, 2000 and September 30, 1999
--------------------------------------------------------------------

Consolidated income before income taxes of $116.6 million is $43.7 million more than for the first nine months of 1999, with after tax income of $76.6 million, an improvement of $29.3 million from the prior year. Revenues grew by $119.3 million, an increase of 19.7% from the prior year, while benefits and expenses grew by $75.6 million, or 14.1%, from the prior year.

Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed primarily on Separate Account policyholder fund balances, increased by $46.2 million as a result of the growth in Separate Account fund balances. Separate Account fund values have grown $3.1 billion from $13.9 billion at September 30, 1999 to $17.0 billion at September 30, 2000. The increase primarily results from $2.54 billion of net sales (sales less withdrawals) and market appreciation of Discovery Select, and $521 million of net sales and market appreciation on life products, mainly Variable Universal Life ("VUL"). Although fund values have increased from the prior period, there has been a decline in net sales year over year of the Company's largest product, Discovery Select, due to the termination of the Exchange Program on May 1, 2000 and increased surrenders. The Exchange Program provided the contractholders of older Prudential or Pruco Life annuity products an opportunity to convert to Discovery Select. Net sales of Discovery Select are $1,022 million lower than the prior year, $648 million of this decrease is from lower exchange sales. The remainder of the decrease is primarily from increased surrenders as the business ages and as there are waivers of surrender charges on policies acquired through the Exchange Program. The Company launched a new variable annuity product, Strategic Partners One, on September 22, 2000. The Exchange Program may be reinstated in the future with this new product.

The increase in premiums of $18.9 million is primarily from Taiwan premiums which grew $14.1 million due to increased persistency rates and growth in the in force business of 16%. Premiums from annuitizations of Discovery Select contracts also contributed to the growth in premiums.

Asset management fees, which are charged on policyholder accounts invested in the PSF, a portfolio of mutual fund investments, increased by $12.8 million. This increase is also due to the growth in the Separate Account fund balances, as described above.

Net investment income increased by $39.0 million from the prior year, as total fixed maturities and short-term investments increased $659 million since September 30, 1999, mainly due to cash inflows from sales of the Prudential Credit Enhanced ("PACE") product, a GIC product, and General Account annuity sales. An increase in investment yields accounted for approximately $7 million of this increase.

Realized investment losses improved by $2.7 million from the prior year as increases in gains recognized on swaps and forward contracts of $12.7 million offset increased losses on fixed maturities of $11 million. Losses on fixed maturities were a result of higher writedowns for other than temporary impairments of $8.0 million in 2000 versus $4.2 million in 1999. The remainder of the fixed maturity losses arose from sales of fixed maturities in a higher interest rate environment.

Policyholder benefits, including changes to reserves, increased by $39 million. Reserves increased by $27 million due to higher Taiwan life insurance sales and premiums from Discovery Select annuitizations in the amount of $10.3 million and $5.6 million, respectively. In addition, reserves for life insurance products increased by $11 million due to increases for extended term and disabled waived premium reserves and increases to the unearned revenue reserve due to modeling refinements. Policyholder benefits are $12 million higher due to increased death claims and growth in the business.

Interest credited to policyholder account balances increased by $29.8 million mainly due to the increase in GIC policyholder account balances and General Account annuity accounts from sales as mentioned in the net investment income section above.

General, administrative and other expenses increased by $6.7 million from the prior year. There was $7.4 million more in non-deferrable expenses due to growth in trail commissions on Discovery Select exchanges, which are not subject to capitalization. In addition, asset management fees paid to PGAM for managing the Separate Account portfolios increased by $5.6 million as the Separate Account portfolios upon which these fees are assessed have grown. As of April 1, 2000, there was a change in the allocation of estimated distribution expenses from Prudential's retail agency network which decreased year over year expenses (net of capitalization) by $5.9 million. Reductions in salary related and consulting expenses due to reduced staff counts in 2000 of approximately $7 million were offset by increased expenses of approximately $7 million for annuities and the Taiwan business due to business growth.

In addition, DAC amortization, which is a component of general, administrative and other expenses, was lower by $.7 million as a decrease in the DAC amortization of life products of $13.5 million was mostly offset by increases in annuity and Taiwan DAC amortization of $9.7 million and $3.1 million, respectively. DAC amortization for life products decreased as the prior year included write-offs of DAC for policies that were rescinded as a result of the Company's policyholder remediation program, as described in the Notes to the Financial Statements. Annuity DAC amortization increased due to growth in profitability of the annuity business, changes made late in 1999 to the assumptions used in the amortization model, and the release of DAC due to Discovery Select lapse experience. Taiwan DAC amortization increased due to growth in the business.

For the three months ended September 30, 2000 and September 30, 1999
--------------------------------------------------------------------

Consolidated income before taxes for the three months ended September 30, 2000 was $46.9 million, an increase of $10.8 million from $36.1 million earned for the three months ended September 30, 1999. Accordingly, after tax income of $30.5 million is higher than the prior year by $7.1 million. Total revenues are higher by $37.3 million, or 17.8%, while benefits and expenses have risen $26.5 million, or 15.3%.

Policy charges and fee income increased by $23.1 million, primarily due to increased M&E fees, and asset management fees increased by $3.5 million, primarily as a result of the growth in the Separate Account fund balances upon which these fees are assessed.

Net investment income increased by $8.6 million from the prior year, as total fixed maturities and short-term investments increased $659 million since September 30 1999, mainly due to GIC and General Account annuity sales. Investment yields have also increased.

Realized investment losses have improved by $2.9 million as there have been fewer losses realized on sales of fixed maturities in 2000.

Policyholder benefits, including changes to reserves, increased by $28.1 million. Life product reserves and benefits increased by $22.7 million from the prior year. The increase in life policyholder benefits from the previous year is $9.8 million, mainly due to larger than expected death claims. Also contributing to this increase from the prior year, is a 1999 adjustment that reduced policyholder benefits for the term conversion premium credit, creating a $4.1 million variance to this line. Life reserves increased by $12.9 million due to increases to extended term and disabled waived premium reserves, and increases to the unearned revenue reserve due to modeling refinements. In addition, reserves increased due to higher Taiwan life insurance sales and premiums from Discovery Select annuitizations in the amount of $2.1 million and $3.3 million, respectively.

Interest credited to policyholder account balances increased by $12.6 million mainly due to the increase in GIC policyholder account balances from sales as mentioned above.

General, administrative and other expenses decreased by $14.2 million from the prior year. As of April 1, 2000, there was a change in the allocation of estimated distribution expenses from Prudential's retail agency network. This change decreased quarter over quarter expenses by $4.1 million (net of capitalization). In addition, there was lower DAC amortization of $14.9 million, as 1999 rescissions related to the remediation program increased write-offs of DAC for life products in the prior year creating a $9.6 million positive variance, and annuity DAC amortization was $5.6 million less due to modeling refinements. Salary and consulting expenses were approximately $2 million lower due to reduced staffing. Offsetting these decreases was an increase to the reserve for unbeknownst modified endowment contracts ("UMEC") for $6.3 million.

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

The Company had $23.5 billion of assets at September 30, 2000 compared to $21.8 billion at December 31, 1999, of which $17.0 billion and $16.0 billion were held in Separate Accounts at September 30, 2000 and December 31, 1999, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------
The Company's exposure to market risks and the way these risks are managed, are summarized in Item 7a of the 1999 Form 10K.

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

           (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

           (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).

           (iv)  Securities registered and sold for the account of the Company:

                 Amount registered*:                                $500,000,000
                 Aggregate price of the offering amount registered: $500,000,000
                 Amount sold*:                                      $319,319,033
                 Aggregate offering price of amount sold to date:   $319,319,033

                *Securities not issued in predetermined units

                 No securities have been registered for the account of any selling security holder.

           (v)   Expenses associated with the issuance of the securities:

                 Underwriting discounts and commissions**           $ 11,176,166
                 Other expenses**                                   $ 16,915,718
                                                                    ------------
                       Total                                        $ 28,091,884

               **Amounts are estimated and are paid to affiliated parties.

           (vi)   Net offering proceeds:                            $291,227,149

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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)





Signature                    Title                            Date
---------                    -----                            ----




_____________________       President and Director             November 14, 2000
Esther H. Milnes


_____________________       Principal Financial Officer and    November 14, 2000
William J. Eckert, IV       Chief Accounting Officer