Form 10-K
period 2000-12-31
PRUCO LIFE INSURANCE CO
filed 2001-03-30
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-          EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


                Arizona                                   22-1944557
-----------------------------------------      ---------------------------------
     (State or other jurisdiction,             (IRS Employer Identification No.)
     incorporation or organization)


              213 Washington Street, Newark, New Jersey       07102
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

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 29, 2001. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                      INDEX
                                      -----

Item No.                                                                Page No.
--------                                                                --------

           Cover Page                                                          -

           Index                                                               2

                                     PART I

  1.     Business                                                              3

  2.     Properties                                                            3

  3.     Legal Proceedings                                                     3

  4.     Submission of Matters to a Vote of Security Holders                   4

                                     PART II

  5.     Market for Registrant's Common Equity and Related
         Stockholders' Matters                                                 5

  6.     Selected Financial Data                                               5

  7.     Management's Discussion and Analysis of Financial Position
         and Results of Operations                                             5

 7a.     Quantitative and Qualitative Disclosures About Market Risk           14

  8.     Financial Statements and Supplementary Data                          19

  9.     Changes in and Disagreements with Independent Accountants on
         Accounting and Financial Disclosure                                  19

                                    PART III

  10.    Directors and Executive Officers of the Registrant                   20

  11.    Executive Compensation                                               22

  12.    Security Ownership of Certain Beneficial Owners and Management       22

  13.    Certain Relationships and Related Transactions                       22

                                     PART IV

  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K      23

         Exhibit Index                                                        23

         Signatures                                                           25

                                     PART 1
                                     ------

Item 1.  Business

Pruco Life Insurance Company ("the Company") is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company is licensed to sell individual life insurance, variable life insurance, variable annuities, fixed annuities, and a group annuity program ("the Contracts") in the District of Columbia, Guam and in all states and territories except New York. In addition, the Company markets traditional individual life insurance through its branch office in Taiwan. The Company has one wholly owned subsidiary, Pruco Life Insurance Company of New Jersey ("PLNJ"). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, fixed annuities, and variable annuities only in the states of New Jersey and New York. Another wholly owned subsidiary, The Prudential Life Insurance Company of Arizona ("PLICA") was dissolved on September 30, 2000. All assets and liabilities were transferred to the Company. PLICA had no new business sales in 2000, 1999 or 1998.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential is in the process of reorganizing itself into a publicly traded stock company through a process known as "demutualization." On February 10, 1998, Prudential's Board of Directors authorized management to take the preliminary steps necessary to permit Prudential to demutualize and become a stock company. On July 1, 1998, legislation was enacted in New Jersey that would permit this demutualization to occur and that specified the process for demutualization. On December 15, 2000, Prudential's Board of Directors unanimously adopted a Plan of Reorganization, which provides the framework under which Prudential will convert from a mutual structure to stock ownership. Demutualization is a complex process involving development of a plan of reorganization, a public hearing, approval by two-thirds of the qualified policyholders who vote on the plan (with at least one million qualified policyholders voting) and review and approval by the New Jersey Commissioner of Banking and Insurance. Prudential is working toward completing this process in 2001. However, there is no certainty that the demutualization will be completed in this time frame or that the necessary approvals will be obtained. It is also possible that after careful review, Prudential could decide not to demutualize or could decide to delay its plans.

Prudential intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Prudential is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts. Prudential made a capital contribution of $27.2 million during 2000 resulting from the forgiveness of an intercompany receivable.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

Item 2.  Properties

Office space is provided by Prudential, as is described in the Notes to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

Prudential and the Company are subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and Prudential and that are typical of the businesses in which the Company and Prudential operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

Beginning in 1995, regulatory authorities and customers brought significant regulatory actions and civil litigation against the Company and Prudential involving individual life insurance sales practices. In 1996, Prudential, on behalf of itself and many of its life insurance subsidiaries including the Company entered into settlement agreements with relevant insurance regulatory authorities and plaintiffs in the principal life insurance sales practices class action lawsuit covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995. Pursuant to the settlements, the companies agreed to various changes to their sales and business practices controls, to a series of fines, and to provide specific forms of relief to eligible class members. Virtually all claims by class members filed in connection with the settlements have been resolved and virtually all aspects of the remediation program have been satisfied. While the approval of the class action settlement is now final, Prudential and the Company remain subject to oversight and review by insurance regulators and other regulatory authorities with respect to its sales practices and the conduct of the remediation program. The U.S. District Court has also retained jurisdiction as to all matters relating to the administration, consummation, enforcement and interpretation of the settlements.

As of December 31, 2000, Prudential and/or the Company remained a party to approximately 61 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 48 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expect them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

Prudential has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially effected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, should not have a material adverse effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the stockholders held on June 19, 2000, the sole stockholder of the Company appointed the Board of Directors of the Company. The following are the Directors appointed at such meeting:

        James J. Avery, Jr.
        Ronald P. Joelson
        Ira J. Kleinman
        Esther H. Milnes
        David R. Odenath, Jr.
        I. Edward Price
        Kiyofumi Sakaguchi

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The Company is a wholly-owned subsidiary of Prudential. There is no public market for the Company's common stock.

Item 6.  Selected Financial Data

                                                  Pruco Life Insurance Company and Subsidiaries
                                                         For the Years Ended December 31,
                                                         --------------------------------
                                                                  (In Thousands)

                                           2000          1999          1998          1997           1996
                                           ----          ----          ----          ----           ----
Revenues
     Premiums and other revenue         $  670,445     $ 575,190     $ 473,975     $  435,547     $ 397,319
     Realized investment
     (losses)gains, net                   (20,679)      (32,545)        44,841         10,974        10,835
     Net investment income                 337,919       276,821       261,430        259,634       247,328
                                      ------------------------------------------------------------------------

Total revenues                             987,685       819,466       780,246        706,155       655,482
                                      ------------------------------------------------------------------------

Benefits and expenses
     Policyholders' benefits and
     interest credited to
     policyholders' account
     balances                              419,073       341,894       312,731        310,352       305,119
     Other expenses                        410,684       392,041       231,320        227,561       122,006
                                      ------------------------------------------------------------------------

Total benefits and expenses                829,757       733,935       544,051        537,913       427,125
                                      ------------------------------------------------------------------------

Income before income tax provision         157,928        85,531       236,195        168,242       228,357

Income tax provision                        54,432        29,936        84,233         61,868        79,135
                                      ------------------------------------------------------------------------

Net income                               $ 103,496    $   55,595    $  151,962     $  106,374     $ 149,222
                                      ========================================================================

Total assets at period end             $23,059,009   $21,768,508   $16,812,781    $12,851,467    $9,710,366
                                      ========================================================================

Separate Account liabilities at
period end                             $16,230,264   $16,032,449   $11,490,751    $ 7,948,788    $5,277,454
                                      ========================================================================

Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations.

The following analysis should be read in conjunction with the Notes to Consolidated Financial Statements.

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance, individual variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced ("PACE") primarily through Prudential's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers which have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also markets individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements. The Taiwan branch had net income of $1.8 million ($97.8 million of revenues and $96.0 million in expenses) in 2000. Beginning on February 1, 2001, Taiwan's net income will not be included in the Company's results of operations.

Generally, policyholders who purchase the Company's products have the option of investing in the Separate Accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General Account. The Company earns its profits through policy fees and asset management fees charged to Separate Account annuity and life policyholders and through the interest spread for the GIC and General Account annuity and life products. Policy fees and asset management fees are assessed on the policyholder fund balances. These fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders' accounts. The majority of the fund balances and new sales, except for the GIC product, are in the Separate Accounts rather than the General Account.

The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2000 versus 1999

Total assets increased from $21.8 billion at December 31, 1999 to $23.1 billion at December 31, 2000, an increase of $1.3 billion, primarily from increases in investments and cash and cash equivalents of $.9 billion, and Separate Accounts of $.2 billion. For a discussion of Investments see "Investment Portfolio and Investment Strategies". A discussion of Separate Account balances and net sales follows.

Although there were positive Separate Account net sales of $1.2 billion (contributions of $2.4 billion less withdrawals of $1.2 billion), growth in the Separate Accounts was minimized by expense disbursements of $.3 billion, and in particular, investment losses from stock value declines of $.7 billion. This was in contrast to the prior year which experienced investment gains of $2.1 billion. However, the average Separate Account fund value during the current year, which is more indicative of fee income, was approximately $3 billion higher than the prior year, due to beginning of the year 2000 balances being substantially higher than the prior year. The majority of the net sales were from the Discovery Select annuity product ("Discovery Select") which had net sales of $1.115 billion. This was significantly lower than net sales of Discovery Select of $2.646 billion in 1999 due primarily to the termination of the Exchange program in May 2000. Surrenders also increased due to the aging of the business and since exchange assets are not subject to surrender charges. The Exchange Program had provided the contractholders of older Prudential or Pruco Life annuity products an opportunity to convert to the Discovery Select product.

Total liabilities increased from $20.1 billion at December 31, 1999 to $21.2 billion at December 31, 2000, an increase of $1.1 billion. The increase was primarily due to increases to policyholder account balances of $.5 billion, securities lending liabilities of $.2 billion, Separate Account liabilities of $.2 billion, and an increase to future policy reserves of $.1 billion. The increase in policyholders' account balances from $3.1 billion at December 31, 1999 to $3.6 billion at December 31, 2000 was primarily due to increases of $315 million from sales of the PACE product, and an increase of $175 million, mainly due to exchanges and sales of the Discovery Select product for the General Account. Future policy benefits increased by $73 million from $630 million at December 31, 1999 to $703 million at December 31, 2000 primarily the result of increased sales and in-force business at the Taiwan branch.

1999 versus 1998

Total assets increased from $16.8 billion at December 31, 1998 to $21.8 billion at December 31, 1999, an increase of $5.0 billion, of which $4.5 billion represents growth in Separate Account assets. Contributions to Separate Accounts were $3.5 billion in 1999, withdrawals and expense disbursements were $1.1 billion and investment gains were $2.1 billion. The majority of the Separate Account increase came from Discovery Select which increased by $3.7 billion due to net sales of $2.6 billion, including $1.2 billion in exchange sales, and appreciation. Other increases in 1999 are mainly from growth in investments of $235.0 million and deferred acquisition costs ("DAC") of $201.0 million.

Total liabilities increased from $15.1 billion at December 31, 1998 to $20.1 billion at December 31, 1999, an increase of $5.0 billion. The increase was primarily due to higher Separate Account liabilities of $4.5 billion, increases to policyholder account balances of $423 million and increases to future policy reserves of $101 million. The increase of $423 million in policyholders' account balances from $2.7 billion at December 31, 1998 to $3.1 billion at December 31, 1999 was primarily due to the PACE product which increased by $353.0 million in 1999. Annuity General Account balances increased by $70.0 million in 1999, mainly due to exchanges and sales of Discovery Select. Future policy benefits increased by $101 million from $528.8 million at December 31, 1998 to $629.5 million at December 31, 1999 as a result of increased sales and in-force business at the Taiwan branch.

Results of Operations

(a) 2000 versus 1999

Net Income
Net income for the year ended December 31,2000 was $103.5 million, an increase of $47.9 million from $55.6 million earned in the year ended December 31, 1999. The increase reflects a $168.2 million, or 20.5% increase in revenues, offset in part by a $95.8 million, 13.1% increase in expenses. Income taxes increased by $24.5 million corresponding with the income increase.

Revenues
Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed primarily on Separate Account policyholder account balances, increased by $60.4 million to $474.9 million in 2000 from $414.4 million in 1999. In addition, asset management fees, primarily representing fees collected from the Pru Series Funds ("PSF") , a portfolio of mutual fund investments related to the Company's Separate account products, increased by $10.8 million from the prior year. These asset based fee revenues are dependent on the fund balances which are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Although the Separate Account fund balances as of December 31, 2000 are only slightly higher than the prior year end due to stock market declines, (especially in the fourth quarter) the average fund balance during the year was $3 billion higher than the prior year, as is described in the "Changes In Financial Position" section. Strong securities market conditions contributed to significant appreciation in Separate Account asset values during 1999 which had a carryover effect on 2000 income, as beginning of the year balances were substantially higher than in the previous year. Policy charges for annuity and life products were $37.4 million and $23.0 million higher, respectively, than the prior year. Most of the annuity increase came from higher M&E charges from Discovery Select, the Company's most actively sold product. Discovery Select net sales, defined as sales less withdrawals, were $1,115 million. The increase in life policy fees is also due to a higher average fund balance than in the previous year.

As is described in Note 14 to the Consolidated Financial Statements, beginning January 1, 2001, the Company will not receive asset management fee revenue or pay asset management charges related to PSF. For the year ending December 31, 2000, $64.1 million of asset management fee revenue was earned from PSF. Asset management expenses charged by Prudential Global Asset Management ("PGAM") and Jennison Associates LLC ("Jennison") to manage the PSF were $29.1 million.

Premiums increased $22.9 million to $121.9 million for the year ended December 31, 2000. The increase was primarily due to continued growth at the Company's Taiwan branch, which sells traditional life insurance products. New sales for the Taiwan branch grew by 21% and gross insurance in force increased by 17%. Premiums from annuitizations of Discovery Select contracts also contributed somewhat to the growth in premiums. Premiums in 2001 will be substantially less as Taiwan premiums will be fully ceded to an affiliated company, as described earlier, beginning February 1, 2001. Taiwan premiums in 2000 were $88 million.

Net investment income increased by $61.1 million to $337.9 million in 2000. The increase was primarily the result of higher income from fixed maturities of $45.8 million, and $10.4 from short-term and cash equivalents, as the asset base increased. Investment of cash inflows from the PACE product was the primary cause of the increase in the asset base.

Realized investment losses, net were $20.7 million in 2000 compared to realized losses of $32.5 million for the prior year. This improvement of $11.8 million came primarily from derivative gains in 2000 of $15.0 million versus losses of $1.6 million in 1999. Offsetting this somewhat were realized losses on fixed maturities that were $5.7 million higher than in 1999, as most of the sales were made in early 2000, when interest rates were higher and writedowns for impairments deemed other than temporary were $12.3 million, an increase of $1.1 million from 1999.

Benefits and Expenses
Policyholders' benefits including changes in reserves were $248.1 million for the year ended December 31, 2000, an increase of $43.0 million from the prior year. Increases to reserves were $31.0 million higher than the prior year of which $14.8 million is related to continued business expansion in the Company's Taiwan branch. Discovery Select annuitizations of $7.7 million, and higher life reserves for extended term insurance and disability reserves of $8.5 million also contributed to the reserve increases. Policyholder benefits were $12.0 million higher mainly due to an increase in death claims of $9.8 million and increased annuity and Taiwanese policyholder benefits due to the growth in business.

Interest credited to policyholder account balances for the year ended December 31, 2000 was $171.0 million, an increase of $34.2 million from 1999. Interest credited for the PACE product increased by $25.8 million as the PACE policyholder account balances increased $315 million. Interest credited on annuity products increased by $7.5 million as the General Account fund balances increased and there were higher new money rates due to higher incentive rates for Discovery Select.

General, administrative and other expenses, net of capitalization increased $18.6 million to $410.7 million in 2000. The largest factor in this increase is amortization of deferred policy acquisition costs ("DAC") of $129.0 million which is $32.6 million higher than the prior year. Annuity DAC amortization increased $39.3 million to $72.8 million, due to growth in profitability of Discovery Select, and accelerated amortization associated with a decline in expected future gross profits as a result of unfavorable market conditions in 2000. Amortization of life products declined by $10.2 million due to prior year write-offs of DAC for policies that were rescinded as a result of the Company's policyholder remediation program, as described in the Notes to the financial statements. Taiwan DAC amortization increased by $3.5 million due to growth in the business.

Commission and distribution expenses, net of capitalization are lower by $1.1 million due mainly to two offsetting factors. Growth in trail commissions on Discovery Select exchanges, which are nondeferable, increased expenses by $8.0 million. This was offset by a change in the allocation of distribution expenses. As of April 1, 2000, Prudential and the Company agreed to revise the estimate of allocated distribution expenses to reflect a market based pricing arrangement. This decreased year over year expenses (net of capitalization) by $8.9 million.

Other general and administrative expenses were down $16.1 million from the prior year due to decreases in consulting fees, salary expenses, and charges to the reserve for unbeknownst modified endowment contracts ("UMEC"). Consulting and external contracted services charges were lower in 2000 by $7.9 million as the prior year had contracted external programmers for Year 2000 system preparation and data integrity projects. Decreases in staffing levels from the prior year resulted in reductions in salary expense and employee benefits of $4.1 million. Provisions made to UMEC were $6.3 million in 2000 which is $3.9 million less than the prior year. A modified endowment contract ("MEC") is an insurance policy in which the money paid into the contract by the contractholder exceeds the level permitted by the Internal Revenue Service. Consequently, the contract loses its tax deferred status. The Company had failed to notify contractholders when they reached this level, and therefore has agreed to remedy policyholders for any penalties they have incurred. The Company has established a reserve to cover any tax liability to be paid on behalf of the policyholder, any enhanced death benefit given to the policyholder as a remedy and any expected administrative costs. Offsetting these decreases slightly was an increase of $3.2 million for PGAM fees, asset based charges for managing Separate Account investment portfolios, due to the increase in the average Separate Account balance.

(b) 1999 versus 1998

Net Income
Net income for the year ended December 31, 1999 was $55.6 million, a decrease of $96.4 million from the prior year. The decrease reflects a $189.9 million increase in expenses, offset in part by a $39.2 million increase in revenues and a related decrease in income taxes of $54.3 million.

Revenues
Policy charges and fee income, increased by $63.8 million to $414.4 million in 1999 from $350.6 million in 1998, primarily as a result of increased Separate Account fund balances. These Separate Account fund balances increased by $4.5 billion from the prior year. Strong securities market conditions contributed to appreciation in Separate Account asset values during 1999, and consequently, an increase in fee income. Favorable market conditions also provided a stimulus to investors to purchase mutual fund shares and annuities, particularly the Discovery Select annuity product, which further contributed to growth in assets and fees earned. Discovery Select net sales, increased slightly from $2.573 billion in 1998 to $2.646 billion in 1999, an increase of $73.0 million. This increase can be attributed to an increase in exchanges as a result of the Exchange Program.

Premiums increased $16.8 million to $99.0 million for the year ended December 31, 1999. The increase was primarily due to continued growth at the Company's Taiwan branch, which sells traditional life insurance products.

Net investment income increased by $15.4 million to $276.8 million in 1999. The increase was primarily the result of higher income from fixed maturities of $12.2 million, as the average assets increased. Average yields on fixed maturities were modestly lower in 1999. Investment of cash inflows from the PACE product, was the primary cause of the increase in the asset base. The PACE product increased its investments in fixed maturities by $345.8 million during 1999.

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

Asset management fees increased to $60.4 million at December 31, 1999 from $40.2 million at December 31, 1998, due to the increase in the Separate Account fund balances.

Benefits and Expenses
Policyholders' benefits were $205.0 million for the year ended December 31, 1999, an increase of $11.3 million from $193.7 million for the year ended December 31, 1998. The increase was mainly due to increases in reserves of $4.2 million, surrender increases of $3.0 million, and term life conversion credits of $3.0 million. The reserve increase reflects continued business expansion in the Company's Taiwan branch. As noted above, the Taiwan branch experienced a 40% growth in sales in 1999, requiring an increase to their reserves of $12.8 million. This increase was offset by a decline in domestic reserves of $8.9 million resulting from a reduction in extended term insurance activity and a decrease in year over year sales. The term life conversions of $3.0 million relate to premium credits provided to policyholders who exercised an option to convert term life insurance products to variable life insurance.

Interest credited to policyholder account balances for the year ended December 31, 1999 was $136.9 million, an increase of $17.9 million from $119.0 million in 1998. Interest credited for the PACE product increased by $15.0 million as PACE account balances increased to $584.7 million at December 31, 1999 from $231.3 million at December 31, 1998.

General, administrative and other expenses, net of capitalization increased $160.7 million to $392.0 million in 1999 from $231.3 million in 1998. The increase was primarily the result of the implementation of a new expense allocation methodology from Prudential. This new allocation process shifts a greater amount of expenses to products requiring more complex business processes and more transactions, such as variable products which allow policyholders to make changes in their investment portfolio. As a result of this change, the Company's allocation of general and administrative expenses from Prudential increased by approximately $78.0 million. These allocated expenses include distribution expenses from Prudential's retail agency network. A majority of these distribution expenses have been capitalized by the Company as DAC.

Other factors contributing to the increase in general, administrative and other expenses include DAC amortization, PGAM fees and UMEC expenses. DAC amortization is $46.3 million higher than 1998, as DAC amortization in 1998 was reduced as a result of a change in estimate of gross profit margin related to variable universal life products. In addition, DAC amortization increased in 1999 as a result of increased profitability of the Discovery Select product. In addition, beginning in 1999 expenses included an asset based charge from PGAM for managing Separate Account investment portfolios. These fees were $25.8 million in 1999. Expenses in 1999 also include $10.2 million for the establishment of a reserve for UMEC.

Investment Portfolio and Investment Strategies

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $5.0 billion at December 31, 2000, versus $4.4 billion at December 31, 1999. A diversified portfolio of publicly traded bonds, private placements, commercial mortgages and equity investments is managed under strategies intended to maintain optimal asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

The asset management strategy for the portfolio is in accordance with an investment policy statement developed and coordinated within the Company by the Asset Liability and Risk Management Group, agreed to by senior management, and approved by the Company's Board of Directors. In managing the investment portfolio, the long term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset mix strategies are constrained by the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset mix strategies also include maintenance of broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, quality across the portfolio, and recent activities to manage the portfolio are discussed below.

Fixed Maturities

The fixed maturity portfolio is diversified across maturities, sectors and issuers. The Company has classified all publicly traded securities as "available for sale" or "AFS". As of December 31, 2000 and 1999, approximately 78% and 72% respectively, of privately traded securities, were classified as AFS. The remainder of the privately placed fixed maturities were classified as "held to maturity" or "HTM". AFS securities are carried in the Consolidated Statements of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits or charges to "Accumulated Other Comprehensive Income", a component of equity capital. HTM securities are carried at amortized cost, and unrealized gains or losses on these securities are not recognized in the financial statements. At December 31, 2000, the fixed maturities portfolio totaled $3.9 billion (AFS fair value of $3.6 billion and HTM amortized cost of $0.3 billion), an increase of $0.5 billion compared to December 31, 1999. This increase in fixed maturities was due primarily to cash inflows from insurance operations, particularly the PACE product, and unrealized gains due to declining interest rates.

                                          2000                                         1999
                      ---------------------------------------------- ------------------------------------------
                                                          Net                                         Net
                      Amortized Cost    Estimated      Unrealized      Amortized      Estimated    Unrealized
                                        Fair Value   Gains(Losses)       Cost        Fair Value      Losses
                      ---------------------------------------------- -------------- ---------------------------
                                                           (In Thousands)
Fixed maturities
Publicly traded         $ 2,385,108    $ 2,393,919      $   8,811     $2,070,500     $2,004,636    $(65,864)
Privately placed          1,491,682      1,488,236        (3,446)      1,402,547      1,371,548     (30,999)

                      ---------------------------------------------- -------------- ------------- -------------
Total                   $ 3,876,790    $ 3,882,155      $   5,365     $3,473,047     $3,376,184    $(96,863)
                      ============================================== ============== ============= =============

At December 31, 2000, net unrealized gains on the AFS fixed maturity portfolio totaled $9.3 million compared with net unrealized losses of $85.7 million at December 31, 1999. The change in the net unrealized gain (loss) position reflects the impact of declining interest rates.

Based on fair value, the Company's holdings of private placement fixed maturities constituted 38% and 41% of total fixed maturities at December 31, 2000 and 1999, respectively. These investments generally offer higher yields than comparable quality public market securities, increase the diversification of the portfolio, and contain tighter covenant protection than public securities.

Gross investment income from fixed maturities increased by $45.8 million to $263.3 million in 2000 as a result of a higher beginning of the year asset base and investment of positive cash flows in 2000. Realized losses on fixed maturities of $34.8 million were $5.7 million higher when compared with realized losses of $29.1 million in 1999. This variance is attributed to the timing of turnover, as most of 2000's losses were realized in the beginning of the year when rates were high. In addition, writedowns for impairments of fixed maturities which were deemed to be other than temporary increased by $1.1 million from 1999.

Credit Quality

The following table describes the credit quality of the fixed maturity portfolio, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") or Standard & Poor's Corporation, an independent rating agency as of December 31, 2000 and 1999:

                                     December 31, 2000                           December 31, 1999
                         ------------------------------------------- ------------------------------------------
          Standard &      Amortized             Estimated             Amortized            Estimated
  NAIC      Poor's           Cost       %       Fair Value    %          Cost       %     Fair Value     %
------------------------ --------------------- --------------------- ------------------  ----------------------
                                                            (In Thousands)
   1    AAA to AAA-      $1,811,068   46.7%    $1,835,642   47.3%    $1,369,346   39.4%   $1,342,146   39.8%
   2    BBB+ to BBB-      1,794,309   46.3%     1,784,694   46.0%     1,847,502   53.2%    1,787,102   52.9%
   3    BB+ to BB-          118,652    3.0%       117,793    3.1%       159,896    4.6%      150,994    4.5%
   4    B+ to B-            113,050    2.9%       106,699    2.7%        75,843    2.2%       75,239    2.2%
   5    CCC or lower         22,093    0.6%        20,067    0.5%         7,718    0.2%        8,061    0.2%
   6    In or near
        default              17,618    0.5%        17,260    0.4%        12,742    0.4%       12,642    0.4%
                         ----------            ----------            ----------           ----------
        Total            $3,876,790  100.0%    $3,882,155  100.0%    $3,473,047  100.0%   $3,376,184  100.0%
                         ==========            ==========            ==========           ==========

The fixed maturity portfolio consists largely of investment grade assets (rated "1" or "2" by the NAIC), with such investments accounting for 93% of the portfolio at December 31, 2000 and 1999, based on fair value. As of both of those dates, less than 1% of the fixed maturities portfolio, based on fair value, was rated "6" by the NAIC, defined as public and private placement securities which are currently non-performing or believed subject to default in the near-term.

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

                                              December 31, 2000                         December 31, 1999
                                       ---------------------------------        --------------------------------
                                         Amortized                                Amortized
                                            Cost           % of Total                Cost          % of Total
                                       --------------     --------------        --------------   ---------------
                                                                    (In Thousands)
Performing                              $ 3,799,529             98.0%             $3,428,880            98.8%
Watch List
  Closely monitored                          56,513              1.5%                 31,425             0.9%
  Not in good standing                       20,748              0.5%                 12,742             0.3%
                                       ---------------                          ---------------
Total                                   $ 3,876,790            100.0%             $3,473,047           100.0%
                                       ===============                          ===============

Writedowns for impairments of fixed maturities which were deemed to be other than temporary were $12.3 million, $11.2 million and $2.8 million for the years 2000, 1999 and 1998, respectively.

Portfolio Diversity

The fixed maturity portfolio is broadly diversified by type and industry of issuer. The greatest industry concentrations within the public portfolio were finance, utilities, and manufacturing. The greatest concentrations within the private portfolio were manufacturing, asset backed securities, and service issues. The portfolio is summarized below by issuer category:

                                                            December 31, 2000
                                              -----------------------------------------------
                                                 Amortized        Estimated         % of
                                                   Cost           Fair Value     Fair Value
                                              ----------------  --------------  -------------
                                                              (In Thousands)
         United States government
             securities and obligations          $  309,609       $  317,479          8.2%
         Mortgage backed securities                  31,479           31,809           .8%
         Asset backed securities (1)                544,447          541,315         14.0%
         Foreign government securities              136,133          143,706          3.7%
         Manufacturing                              791,609          788,188         20.3%
         Utilities                                  634,671          628,657         16.2%
         Retail and wholesale                       230,303          229,162          5.9%
         Energy                                       1,304            1,359           .0%
         Finance                                    519,690          528,020         13.6%
         Services                                   548,729          544,555         14.0%
         Transportation                             122,655          121,565          3.1%
         Other                                        6,161            6,340           .2%
                                              ----------------  --------------- -------------
         Total                                  $ 3,876,790      $ 3,882,155        100.0%
                                              ================  =============== =============

                                                            December 31, 1999
                                              -----------------------------------------------
                                                 Amortized        Estimated        % of
                                                   Cost          Fair Value     Fair Value
                                              ---------------- ------------------------------
                                                              (In Thousands)
         United States government
             securities and obligations           $ 113,172        $ 111,122            3.3%
         Mortgage backed securities                   1,558            1,712            0.1%
         Asset backed securities (1)                464,097          453,441           13.4%
         Foreign government securities               92,725           92,988            2.8%
         Manufacturing                              706,866          675,731           20.0%
         Utilities                                  489,207          471,534           14.0%
         Retail and wholesale                       244,723          238,438            7.1%
         Energy                                      31,392           30,837            0.9%
         Finance                                    635,268          625,321           18.5%
         Services                                   518,040          504,350           14.9%
         Transportation                             166,108          160,586            4.7%
         Other                                        9,891           10,124            0.3%
                                              ---------------- ---------------- --------------
         Total                                   $3,473,047       $3,376,184          100.0%
                                              ================ ================ =============

(1) Asset backed securities are primarily backed by credit card receivables, home equity loans, trade receivables and auto loans.

Mortgage Loans on Real Estate

As of December 31, 2000, the Company's mortgage loan portfolio totaled $9.3 million, a reduction of $1.2 million from December 31, 1999, reflecting maturities and prepayments. The portfolio is comprised of commercial mortgage loans, with diversification by property type and geographic location. Refer to Footnote 3 in the Notes to Consolidated Financial Statements. Mortgage investment income is $1.0 million which is $1.8 million lower than the prior year as 1999 had loan prepayment income in anticipation of increasing interest rates.

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

Equity Securities

The Company's equity securities are comprised of common stocks and non-redeemable preferred stock and are carried at estimated fair value on the Statements of Financial Position. Based on fair value, equity securities totaled $10.8 million in 2000 compared to $4.5 million in 1999. The equity securities portfolio experienced no significant changes in income or realized gains in 2000.

Short-Term Investments

Short-term investments include highly liquid debt instruments other than those held in "Cash and cash equivalents" with a maturity of twelve months or less when purchased. These securities are carried at amortized cost, which approximates fair value. As of December 31, 2000, the Company's short-term investments totaled $202.8 million, an increase of $118.2 million compared to $84.6 million at December 31, 1999, primarily due to increased securities financing activity.

Other Significant Items

Derivatives

The Company uses derivatives primarily to alter mismatches between the duration of assets in its portfolios and the duration of insurance and annuity liabilities supported by those assets. During 2000, $5.6 million of gains were realized in swaps due to favorable 2000 positions in exchange rates and spreads. Also during 2000, $9.4 million of gains were realized from futures versus a loss of $1.6 million in 1999. This was the result of the Company being net long in futures during both years, as interest rates were generally declining in 2000 versus generally increasing in 1999.

2.  Liquidity and Capital Resources

The Company's liquidity requirements include the payment of sales commissions, other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments or through short term borrowing from its affiliate Prudential Funding Corporation (refer to Footnote 14 in the Notes to Consolidated Financial Statements). As of December 31, 2000, the Company's assets included $2.9 billion of cash and cash equivalents, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. Certain of the standards could have an impact on the measurement of statutory capital which, in turn, could affect RBC ratios of insurance companies. The Company has adopted the Codification guidance effective January 1, 2001, and has estimated the potential effect of the Codification guidance to have a favorable impact of at least $60 million on the Company's surplus position, primarily as a result of the recognition of deferred tax assets.

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

Insurance Asset/Liability Management

The Company's asset/liability management strategies seek to match the interest rate sensitivity of the assets to that of the underlying liabilities and to construct asset mixes consonant with product features, such as interest crediting strategies. The Company also considers risk-based capital implications in its asset/liability management strategies. The Company seeks to maintain interest rate and equity exposures within established ranges, which are periodically adjusted based on market conditions and the design of related insurance products sold to customers. The Company's risk managers, who work with portfolio and asset managers but under separate management, establish investment risk limits for exposures to any issuer, or type of security and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors.

The Company uses duration and convexity analyses to estimate the price sensitivity of assets and liabilities to interest rate changes. Duration is an estimate of the sensitivity of the fair value of a financial instrument relative to changes in interest rates. Convexity is an estimate of the rate of change of duration with respect to changes in interest rate, and is commonly used for managing assets with prepayment risk, such as mortgage backed securities. The Company seeks to manage its interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling "duration mismatch" of assets and liabilities. The Company has a target duration mismatch level of plus or minus 0.6 years. As of December 31, 2000, the difference between the pre-tax duration of assets and the target duration of liabilities in the Company's duration managed portfolio was less than 0.1 years.

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

Market Risk Related to Interest Rates

Assets that subject the Company to interest rate risk include fixed maturities, mortgage loans on real estate, and policy loans. In the aggregate, the carrying value of these assets represented 70% of consolidated assets, other than assets that are held in Separate Accounts, as of December 31, 2000 and 73% as of December 31, 1999. With respect to liabilities, the Company is exposed to interest rate risk through policyholder account balances relating to interest-sensitive life insurance and annuity and investment type contracts.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2000 and 1999, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management's expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

This presentation does not include $2.587 billion and $2.466 billion of insurance reserves and deposit liabilities at December 31, 2000 and 1999, respectively. The Company believes that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in the following tables.

                                                                  December 31, 2000
                                     ---------------------------------------------------------------
                                                                      Fair Value
                                                                      After + 100
                                                                      Basis Point
                                        Notional       Estimated       Parallel      Hypothetical
                                         Value           Fair         Yield Curve      Change in
                                     (derivatives)       Value           Shift        Fair Value
                                     ---------------------------------------------------------------
Financial Assets and Liabilities                                        (In millions)
with Interest Rate Risk:
Financial Assets:
     Fixed maturities:
         Available for sale                       -        $  3,562        $  3,468         $  (94)
         Held to maturity                         -             321             313             (8)
     Mortgage loans on real estate                -              11              10             (1)
     Policy loans                                 -             883             838            (45)

Derivatives:
     Futures                                    202               2               1             (1)
     Swaps                                        9              .3              .1            (.2)

Financial liabilities:
   Investment contracts                           -         (1,785)         (1,760)              25

                                                                                    ----------------
Total estimated potential loss                                                            $ (124.2)
                                                                                    ================

                                                                     December 31, 1999
                                     ---------------------------------------------------------------
                                                                      Fair Value
                                                                      After + 100
                                                                      Basis Point
                                        Notional       Estimated       Parallel      Hypothetical
                                         Value           Fair         Yield Curve      Change in
                                     (derivatives)       Value           Shift        Fair Value
                                     ---------------------------------------------------------------
Financial Assets and Liabilities                                        (In millions)
with Interest Rate Risk:
Financial Assets:
     Fixed maturities:
         Available for sale                       -        $  2,998        $  2,897        $  (101)
         Held to maturity                         -             378             367            (11)
     Mortgage loans on real estate                -              12              12               -
     Policy loans                                 -             761             728            (33)

Derivatives:
     Futures                                    122             (2)             (9)             (7)

Financial liabilities:
     Investment contracts                         -         (1,283)         (1,268)              15

                                                                                    ----------------
Total estimated potential loss                                                              $ (137)
                                                                                    ================

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company's insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than the Company.

Market Risk Related to Equity Prices

The Company actively manages equity price risk relative to benchmarks in respective markets. Equity holdings are benchmarked against a blend of leading market indices, mainly the Standard & Poor's ("S&P") 500 and Russell 2000, and targets price sensitivities that approximate those of the benchmark indices. The Company estimates its equity price risk from a hypothetical 10% decline in equity benchmark market levels and measures this risk in terms of the decline in the fair value of the equity securities it holds. Using this methodology, the Company's estimated equity price risk at December 31, 2000 was $1.1 million, representing a hypothetical decline in fair market value of equity securities held by the Company at that date from $10.8 million to $9.7 million. The Company's estimated equity price risk using this methodology at December 31, 1999 was $.4 million, representing a hypothetical decline in fair market value of equity securities the Company held at that date from $4.5 million to $4.1 million. These amounts exclude equity securities relating to products for which investment risk is borne primarily by the contractholder rather than by the Company. While these scenarios are for illustrative purposes only and do not reflect management's expectations regarding future performance of equity markets or of the Company's equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events.

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

The Company calculates VaR estimates of exposure to loss from volatility in foreign currency exchange for a one month time period. The Company's estimated VaR at December 31, 2000 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one month time horizon, was $2.3 million, representing a hypothetical decline in fair market value of these foreign currency assets from $133.2 million to $130.9 million. The Company's estimated VaR at December 31, 1999 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one month time horizon, was $1.2 million, representing a hypothetical decline in fair market value of these foreign currency assets from $36.1 million to $34.9 million. These calculations use historical price volatilities and correlation data at a 95% confidence level.

The Company's average monthly VaR from foreign currency exchange rate movements measured at the 95% confidence level over a one month time horizon was $2.3 million during 2000 and $1.5 million during 1999.

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

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices, or the value of securities or commodities. Derivative financial instruments can be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forwards contracts. See Footnote 11 of the Notes to Consolidated Financial Statements as to the Company's derivative positions at December 31, 2000 and 1999. Under insurance statutes the Company may only use derivative securities in hedging activities intended to offset changes in the market value of assets held, obligations, and anticipated transactions. These statutes prohibit the use of derivatives for speculation. The Company uses derivative financial instruments to manage market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or currency exposures arising from mismatches between assets and liabilities.

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

Limits of exposure by counterparty, are in place at the portfolio level, and counterparty concentration risk is also reviewed at the enterprise level. Credit concentration risks are limited based on credit quality, and enterprise-level concentrations are reviewed on a quarterly basis. Business group credit analysis units evaluate creditworthiness of counterparties and assign internal credit ratings based on data from independent rating agencies and their own fundamental analysis.

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

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure


Not applicable.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant


Name                           Position                                     Age
----                           --------                                     ---
James J. Avery, Jr.            Chairman of the Board and Director            49

I. Edward Price                Vice Chairman of the Board and Director       58

Esther H. Milnes               President and Director                        50

James Drozanowski              Senior Vice President                         58

Hiroshi Nakajima               Senior Vice President                         57

Thomas F. Higgins              Senior Vice President                         46

Ronald P. Joelson              Director                                      42

C. Edward Chaplin              Senior Vice President and Treasurer           44

Hwei-Chung Shao                Senior Vice President and Chief Actuary       46

William J. Eckert, IV          Vice President and Chief Financial Officer    38

David A. Nachman               Vice President and Comptroller                53

Clifford E. Kirsch             Chief Legal Counsel and Secretary             41

Ira J. Kleinman                Director                                      53

David R. Odenath, Jr.          Director                                      44

Kiyofumi Sakaguchi             Director                                      58
--------------------------------------------------------------------------------

James J. Avery, Jr., age 49 was elected Chairman of the Board of Directors of the Company on June 27, 1997. Mr. Avery joined the Prudential Insurance Company of America in 1988 and has served as President, Prudential U.S. Consumer Group since 1998. From 1997 to 1998 he was Senior Vice President, CFO and Chief Actuary for the Prudential Individual Insurance Group. From 1995 to 1997 he was President, Prudential Select.

I. Edward Price, age 58, has been Senior Vice President and Actuary of Prudential U.S. Consumer Group since 1998. From 1995 to 1998 he was Senior Vice President and Actuary, Prudential U.S. Consumer Group. From 1994 to 1995, he was Chief Executive Officer of Prudential International Insurance. From 1993 to 1994 he was President, Prudential International Insurance. Prior to 1993, he was Senior Vice President and Company Actuary of Prudential.

Esther H. Milnes, age 50, has been Vice President and Chief Actuary, Prudential U.S. Consumer Group since 1999. From 1996 to 1999 she was Vice President and Actuary of Prudential U.S. Consumer Group. From 1993 to 1996, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James C. Drozanowski, age 58, has been Vice President, Operations and Systems, Prudential U.S. Consumer Group since 1998. From 1996 to 1998 he was Vice President and Operations Executive, Prudential Individual Insurance Group. From 1995 to 1996, he was President and Chief Executive Officer of Chase Manhattan Bank, and from 1993 to 1995, he was Vice President, North America Customer Services, Chase Manhattan Bank. Prior to 1993, he was Operations Executive, Global Securities Services, Chase Manhattan Bank.

Hiroshi Nakajima, age 57, has been President and Chief Executive Officer of Pruco Life Insurance Company, Taiwan Branch, since November 1997. Prior to 1997, he was Senior Managing Director, Prudential Life Insurance Co., Ltd.

Thomas F. Higgins, age 46, has been Vice President of Annuity Services and Prudential U.S. Consumer Group since 1999. From 1998 to 1999 he was Vice President of Mutual Funds, Prudential Individual Financial Services. Prior to 1998, he was Principal of Mutual Fund Operations, The Vanguard Group.

Ronald P. Joelson, age 42, has been Senior Vice President, Prudential Asset, Liability and Risk Management since 1999. From 1996 to 1999 he was President of Guaranteed Products, Prudential Institutional.

C. Edward Chaplin, age 44, has been Senior Vice President and Treasurer of Prudential Insurance Company of America since 2000. Prior to 2000, he was Vice President and Treasurer of Prudential Insurance Company of America.

Hwei-Chung Shao, age 46, has been Vice President and Associate Actuary, Prudential since 1996. Prior to 1996, she was Vice President and Assistant Actuary, Prudential Corporate Risk Management.

William J. Eckert, IV, age 38, was elected Vice President and Chief Accounting Officer of the Company in June 2000. Mr. Eckert has been Vice President, Enterprise Financial Management of Prudential Insurance Company of America since May 1995. Prior to 1995, he was Senior Manager at Deloitte & Touche, LLP.

David A. Nachman, age 53, was elected Vice President and Comptroller of the Company in March, 1999. Mr. Nachman joined the Prudential Insurance Company of America in 1973 and has served as Vice President, Accounting, Prudential since 1992.

Clifford E. Kirsch, age 41, has been Chief Legal Counsel and Secretary of the Company since 1995. Mr. Kirsch joined Prudential Insurance Company of America in 1995 as Chief Counsel, Variable Products. From 1994 to 1995 he was Associate General Counsel of Paine Webber, Inc. Prior to 1994 he was an Assistant Director at the United States Securities and Exchange Commission.

Ira J. Kleinman, age 53, has been Executive Vice President, Prudential International Insurance Group since 1997. From 1995 to 1997 he was Chief Marketing and Product Development Officer of Prudential Individual Insurance Group. From 1993 to 1995, he was President of Prudential Select. From 1992 to 1993, he was Senior Vice President of Prudential. Prior to 1992, he was Vice President of Prudential.

David R. Odenath, Jr., age 44, has been President of Prudential Investments since 1999. Prior to joining Prudential in 1999, Mr. Odenath was Senior Vice President and Director of Sales for the Investment Consulting Group at Paine Webber.

Kiyofumi Sakaguchi, age 58, has been Executive Vice President, International Insurance since 1998. From 1995 to 1998 he was President, Prudential International Insurance Group. From 1994 to 1995 he was Chairman and Chief Executive Officer, the Prudential Life Insurance Co., Ltd., Japan. Prior to 1994 he was President and Chief Executive Officer, Asia Pacific Region-Prudential International Insurance, and President, the Prudential Life Insurance Co., Ltd.

Item 11.  Executive Compensation

The following table shows the 2000 annual compensation, paid by Prudential, and allocated based on time devoted to the duties as an executive of the Company for services provided to the Company:

       Name and Principal                                                                          Other Annual
          Position                     Year                 Salary               Bonus             Compensation
----------------------------    -------------------    -----------------    -----------------    -----------------
Esther H. Milnes                       2000                $ 21,533             $ 3,132               $ 0
President                              1999                  20,782              23,238                 0
                                       1998                  20,769              26,313                 0

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

                  The Prudential Life Insurance Company of Arizona, a stock life insurance company organized under the laws of the State of Arizona, which was a wholly owned subsidiary of Pruco Life Insurance, was dissolved on September 30, 2000.

         22.      None.

         23.      Not applicable.

         24. Powers of Attorney for I. Edward Price, Esther H. Milnes, and Ira Kleinman are incorporated by reference to Form 10-K, Registration No. 33-867880, filed March 28, 1997, on behalf of Pruco Life Variable Contract Real Property Account. A Power of Attorney for Kiyofumi Sakaguchi is incorporated by reference to Post Effective Amendment No. 8 to Form S-6, Registration No. 33-49994, filed April 28, 1997 on behalf of the Pruco Life PRUvider Variable Appreciable Account. A Power of Attorney for James J. Avery, Jr. is incorporated by reference to Post-Effective Amendment No. 9 to Form S-1, Registration No. 33-20018, filed June 25, 1997 on behalf of the Pruco Life of New Jersey Variable Contract Real Property Account. Powers of attorney for David Odenath and Ronald Joelson may be incorporated by reference to Form N-4, Registration No. 333-52754, filed December 26, 2000 on behalf of the Pruco Life Flexible Premium Variable Annuity Account.



         99. The following table presents sales and related expenses of the Flexible Premium Variable Annuity Account since July 19, 1995, the effective date of the registration statement (SEC file number 3331-61143).

                                                                                                 For the
                                                                     For the account         account(s) of the
                                                                     of the Company          contractholder(s)
                                                            ------------------------------  -----------------
                                                              Aggregate
                                                               offering
                                                               price of
                                                                amount
                                                              registered      Amount sold      Amount sold
                                                            --------------- --------------  ------------------
                                                                             (in thousands)
                  Flexible Premium Variable Annuity
                  Account*                                     $ 500,000       $ 356,833           $ 57,499

                  Underwriting discounts and commissions **                      (9,455)
                  Other expenses ***                                            (18,896)
                                                                            ---------------
                       Total                                                    (28,351)
                                                                            ---------------

                  Net offering proceeds                                        $ 328,482
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

                                            PRUCO LIFE INSURANCE COMPANY
                                            (Registrant)


Date:    March 29, 2001                     By:  ______________________________
         --------------                          Esther H. Milnes
                                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----

         *                     Chairman of the Board              March 29, 2001
-----------------------
James J. Avery, Jr.


         *                     Vice Chairman of the Board         March 29, 2001
-----------------------        and Director
I. Edward Price


         *                     President and Director             March 29, 2001
-----------------------
Esther H. Milnes


         *                     Principal Financial Officer and    March 29, 2001
-----------------------        Chief Accounting Officer
William J. Eckert, IV


         *                     Director                           March 29, 2001
-----------------------
Ronald Paul Joelson


         *                     Director                           March 29, 2001
-----------------------
Ira J. Kleinman


         *                     Director                           March 29, 2001
-----------------------
Kiyofumi Sakaguchi



                               * By:  ___________________________
                                      Thomas C. Castano
                                      (Attorney-in-Fact)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-K
                                  ANNUAL REPORT




                        CONSOLIDATED FINANCIAL STATEMENTS

                   For the fiscal year ended December 31, 2000








                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS





Financial Statements                                                    Page No.
--------------------                                                    --------

   PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES


   Report of Independent Accountants                                       F - 2


   Consolidated Financial Statements:


       Consolidated Statements of Financial Position
       Years ended December 31, 2000 and 1999                              F - 3

       Consolidated Statements of Operations and Comprehensive Income
       Years ended December 31, 2000, 1999 and 1998                        F - 4

       Consolidated Statements of Changes in Stockholder's Equity
       Years ended December 31, 2000, 1999 and 1998                        F - 5

       Consolidated Statements of Cash Flows
       Years ended December 31, 2000, 1999 and 1998                        F - 6

       Notes to the Consolidated Financial Statements                      F - 7

                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and Stockholder of Pruco Life Insurance Company

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations and comprehensive income, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly-owned subsidiary of the Prudential Insurance Company of America) and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
March, 13, 2001

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
December 31, 2000 and 1999 (In Thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                  2000               1999
                                                                              ------------       ------------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 2000: $3,552,244;     $  3,561,521       $  2,998,362
       1999:$3,084,057)
     Held to maturity, at amortized cost (fair value, 2000: $320,634 ;             324,546            388,990
       1999: $377,822)
Equity securities - available for sale, at fair value (cost, 2000: $13,446;         10,804              4,532
       1999: $3,238)
Mortgage loans on real estate                                                        9,327             10,509
Policy loans                                                                       855,374            792,352
Short-term investments                                                             202,815             84,621
Other long-term investments                                                         83,738             77,769
                                                                            -----------------  -----------------
               Total investments                                                 5,048,125          4,357,135
Cash and cash equivalents                                                          453,071            198,994
Deferred policy acquisition costs                                                1,132,653          1,062,785
Accrued investment income                                                           82,297             68,917
Receivables from affiliates                                                         51,586                  -
Other assets                                                                        61,013             48,228
Separate Account assets                                                         16,230,264         16,032,449
                                                                            -----------------  -----------------
TOTAL ASSETS                                                                  $ 23,059,009       $ 21,768,508
                                                                            =================  =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                               $  3,646,668       $  3,125,049
Future policy benefits and other policyholder liabilities                          702,862            629,522
Cash collateral for loaned securities                                              185,849             87,336
Securities sold under agreements to repurchase                                     104,098             21,151
Income taxes payable                                                               235,795            145,600
Payables to affiliates                                                                   -                487
Other liabilities                                                                  120,891             57,095
Separate Account liabilities                                                    16,230,264         16,032,449
                                                                            -----------------  -----------------
Total liabilities                                                               21,226,427         20,098,689
                                                                            -----------------  -----------------
Contingencies (See Footnote 12)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                       2,500              2,500
Paid-in-capital                                                                    466,748            439,582
Retained earnings                                                                1,361,924          1,258,428

Accumulated other comprehensive income (loss):
    Net unrealized investment gains (losses)                                         4,730           (28,364)
    Foreign currency translation adjustments                                       (3,320)            (2,327)
                                                                            -----------------  -----------------
Accumulated other comprehensive income (loss)                                        1,410           (30,691)
                                                                            -----------------  -----------------
Total stockholder's equity                                                       1,832,582          1,669,819
                                                                            -----------------  -----------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                     $ 23,059,009       $ 21,768,508
                                                                            =================  =================



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2000, 1999 and 1998 (In Thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                 2000                1999               1998
                                                            --------------     ---------------    ---------------
REVENUES

Premiums                                                      $ 121,921           $  98,976          $  82,139
Policy charges and fee income                                   474,861             414,425            350,569
Net investment income                                           337,919             276,821            261,430
Realized investment (losses) gains, net                        (20,679)            (32,545)             44,841
Asset management fees                                            71,160              60,392             40,200
Other income                                                      2,503               1,397              1,067
                                                            --------------     ---------------    ---------------

Total revenues                                                  987,685             819,466            780,246
                                                            --------------     ---------------    ---------------

BENEFITS AND EXPENSES

Policyholders' benefits                                         248,063             205,042            193,739
Interest credited to policyholders' account balances            171,010             136,852            118,992
General, administrative and other expenses                      410,684             392,041            231,320
                                                            --------------     ---------------    ---------------

Total benefits and expenses                                     829,757             733,935            544,051
                                                            --------------     ---------------    ---------------

Income from operations before income taxes                      157,928              85,531            236,195
                                                            --------------     ---------------    ---------------

Income tax provision                                             54,432              29,936             84,233
                                                            --------------     ---------------    ---------------

NET INCOME                                                      103,496              55,595            151,962
                                                            --------------     ---------------    ---------------

Other comprehensive income (loss), net of tax:

     Unrealized gains (losses) on securities, net of
     reclassification adjustment                                 33,094            (38,266)            (7,227)

     Foreign currency translation adjustments                     (993)               (742)              2,980
                                                            --------------     ---------------    ---------------

Other comprehensive income (loss)                                32,101            (39,008)            (4,247)
                                                            --------------     ---------------    ---------------

TOTAL COMPREHENSIVE INCOME                                    $ 135,597           $  16,587          $ 147,715
                                                            ==============     ===============    ===============



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity
Years Ended December 31, 2000, 1999 and 1998 (In Thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                   Accumulated
                                                                                      other             Total
                                    Common stock     Paid-in-        Retained     comprehensive     stockholder's
                                                     capital         earnings     income (loss)        equity
                                    -------------- -------------- -------------- ----------------- ------------------
Balance,  January 1, 1998               $  2,500     $ 439,582      $ 1,050,871        $  12,564      $  1,505,517
    Net income                                 -             -          151,962                -           151,962

    Change in foreign currency                 -             -                -            2,980             2,980
        translation adjustments,
        net of taxes

    Change in net unrealized                                                             (7,227)           (7,227)
        investment gains, net of               -             -                -
        reclassification adjustment
        and taxes
                                    -------------- -------------- -------------- ----------------- ------------------

Balance,  December 31, 1998                2,500       439,582        1,202,833            8,317         1,653,232

   Net income                                  -             -           55,595                -            55,595

    Change in foreign currency                 -             -                -            (742)             (742)
        translation adjustments,
        net of taxes

    Change in net unrealized
        investment losses, net of              -             -                -         (38,266)          (38,266)
        reclassification adjustment
        and taxes
                                    -------------- -------------- -------------- ----------------- ------------------

Balance,  December 31, 1999                2,500       439,582        1,258,428         (30,691)         1,669,819

    Net income                                 -                        103,496                            103,496

    Contribution from Parent                            27,166                                              27,166

    Change in foreign currency
        translation adjustments,               -             -                -            (993)             (993)
        net of taxes

    Change in net unrealized
        investment gains, net of               -             -                -           33,094            33,094
        reclassification adjustment
        and taxes
                                    -------------- -------------- -------------- ----------------- ------------------

Balance,  December 31, 2000             $  2,500     $ 466,748      $ 1,361,924        $   1,410      $  1,832,582
                                    ============== ============== ============== ================= ==================




                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998 (In Thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                2000               1999             1998
                                                            ----------------- ------------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $   103,496          $ 55,595         $151,962
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                (72,275)          (83,961)         (29,827)
     Interest credited to policyholders' account balances          171,010           136,852          118,992
     Realized investment losses (gains), net                        20,679            32,545         (44,841)
     Amortization and other non-cash items                        (48,141)            75,037           19,655
     Change in:
         Future policy benefits and other policyholders'            73,340           100,743           61,095
           liabilities
         Accrued investment income                                (13,380)           (7,803)            5,886
         Receivable from/Payable to affiliate                     (52,073)          (66,081)          (3,807)
         Policy loans                                             (63,022)          (25,435)         (62,962)
         Deferred policy acquisition costs                        (69,868)         (201,072)        (206,471)
         Income taxes payable                                       90,195          (47,758)         (16,828)
         Contribution from Parent                                   27,166                 -                -
         Other, net                                                 51,011            18,974         (43,675)
                                                            ----------------- ----------------------------------
Cash Flows From (Used in) Operating Activities                     218,138          (12,364)         (50,821)
                                                            ----------------- ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                2,273,789         3,076,848        5,429,396
               Held to maturity                                     64,245            45,841           74,767
         Equity securities                                           1,198             5,209            4,101
         Mortgage loans on real estate                               1,182             6,845            5,433
         Other long-term investments                                15,039               385           33,428
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                              (2,782,541)       (3,452,289)      (5,617,208)
               Held to maturity                                          -          (24,170)        (145,919)
         Equity securities                                        (11,134)           (5,110)          (2,274)
         Other long-term investments                               (6,917)          (39,094)            (409)
     Cash collateral for loaned securities, net                     98,513            14,000         (70,085)
     Securities sold under agreement to repurchase, net             82,947          (28,557)           49,708
     Short-term investments, net                                 (118,418)            92,199          103,791
                                                            ----------------- ----------------------------------
Cash Flows Used In Investing Activities                          (382,097)         (307,893)        (135,271)
                                                            ----------------- ----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                               2,409,399         3,457,158        3,098,764
          Withdrawals                                          (1,991,363)       (3,091,565)      (2,866,331)
                                                            ----------------- ----------------------------------
Cash Flows From Financing Activities                               418,036           365,593          232,433
                                                            ----------------- ----------------------------------
     Net increase in Cash and cash equivalents                     254,077            45,336           46,341
     Cash and cash equivalents, beginning of year                  198,994           153,658          107,317
                                                            ----------------- ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   453,071          $198,994        $ 153,658
                                                            ================= ==================================

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes (received) paid                              $  (14,832)           $55,144          $99,810
                                                            ================= ==================================



                 See Notes to Consolidated Financial Statements

1.  BUSINESS

Pruco Life Insurance Company ("the Company") is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company is licensed to sell individual life insurance, variable life insurance, variable annuities, fixed annuities, and a group annuity program ("the Contracts") in the District of Columbia, Guam and in all states and territories except New York. In addition, the Company markets traditional individual life insurance through its branch office in Taiwan. The Company has one wholly owned subsidiary, Pruco Life Insurance Company of New Jersey ("PLNJ"). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, fixed annuities, and variable annuities only in the states of New Jersey and New York. Another wholly owned subsidiary, The Prudential Life Insurance Company of Arizona ("PLICA") was dissolved on September 30, 2000. All assets and liabilities were transferred to the Company. PLICA had no new business sales in 2000, 1999 or 1998.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), a mutual insurance company founded in 1875 under the laws of the state of New Jersey. Prudential is in the process of reorganizing itself into a publicly traded stock company through a process known as "demutualization." On February 10, 1998, Prudential's Board of Directors authorized management to take the preliminary steps necessary to permit Prudential to demutualize and become a stock company. On July 1, 1998, legislation was enacted in New Jersey that would permit this demutualization to occur and that specified the process for demutualization. On December 15, 2000, Prudential's Board of Directors unanimously adopted a Plan of Reorganization, which provides the framework under which Prudential will convert from a mutual structure to stock ownership. Demutualization is a complex process involving development of a plan of reorganization, a public hearing, approval by two-thirds of the qualified policyholders who vote on the plan (with at least one million qualified policyholders voting) and review and approval by the New Jersey Commissioner of Banking and Insurance. Prudential is working toward completing this process in 2001. However, there is no certainty that the demutualization will be completed in this time frame or that the necessary approvals will be obtained. It is also possible that after careful review, Prudential could decide not to demutualize or could decide to delay its plans.

Prudential intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Prudential is under no obligation to make such contributions and its assets do not back the benefits payable under the Contracts. Prudential made a capital contribution of $27.2 million during 2000 resulting from the forgiveness of an intercompany receivable.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company has extensive transactions and relationships with Prudential and other affiliates, as more fully described in Footnote 14. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Equity securities, available for sale, comprised of common and non-redeemable preferred stock, are carried at estimated fair value. The associated unrealized gains and losses, the effects on deferred policy acquisition costs and on policyholders' account balances, net of income tax, that would result from the realization of unrealized gains and losses, are included in a separate component of equity, "Accumulated other comprehensive income (loss)."

Mortgage loans on real estate are stated primarily at unpaid principal balances, net of unamortized discounts and an allowance for losses. The allowance for losses includes a loan specific reserve for impaired loans and a portfolio reserve for incurred but not specifically identified losses. Impaired loans include those loans for which it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on impaired loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as revenue, according to management's judgment as to the collectibility of principal. Management discontinues accruing interest on impaired loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has serious doubts about collectibility. When a loan is recognized as impaired, any accrued but uncollectible interest is reversed against interest income of the current period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company's past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors.

Policy loans are carried at unpaid principal balances.

Short-term investments, consisting of highly liquid debt instruments other than those held in "Cash and cash equivalents," with a maturity of twelve months or less when purchased, are carried at amortized cost, which approximates fair value.

Other long-term investments represent the Company's investments in joint ventures and partnerships in which the Company does not exercise control, derivatives held for purposes other than trading, and investments in the Company's own Separate Accounts. Joint ventures and partnerships are recorded using the equity method of accounting, reduced for other than temporary declines in value. The Company's investment in the Separate Accounts is carried at estimated fair value. The Company's net income from investments in joint ventures and partnerships is generally included in "Net investment income."

Realized investment (losses) gains, net are computed using the specific identification method. Costs of fixed maturity and equity securities are adjusted for impairments considered to be other than temporary.

Cash  and cash equivalents
Includes cash on hand, amounts due from banks, money market instruments, and other debt issues with a maturity of three months or less when purchased.

Deferred Policy Acquisition Costs
The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent that they are deemed recoverable from future profits. Such costs include commissions, costs of policy issuance and underwriting, and variable field office expenses. Deferred policy acquisition costs are subject to recognition testing at the time of policy issue and recoverability and premium deficiency testing at the end of each accounting period. Deferred policy acquisition costs, for certain products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive income (loss)."

Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in "General and administrative expenses" in the period such estimated gross profits are revised.

Prudential and the Company have offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by Prudential or the Company for another form of policy or contract. These transactions are known as internal replacements. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the life of the new policies. If the terms of the new policies are not substantially similar to those of the former policy, the unamortized DAC on the surrendered policies is immediately charged to expense.

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

Separate Account Assets and Liabilities
Separate Account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders and other customers. The assets consist of common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for Separate Accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations and Comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income".

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

Asset Management Fees
The Company receives asset management fee income from policyholder account balances invested in The Prudential Series Fund ("PSF"), which are a portfolio of mutual fund investments related to the Company's Separate Account products. In addition, the Company receives fees from policyholder account balances invested in funds managed by companies other than Prudential. Asset management fees are recognized as income as earned.

Derivative Financial Instruments
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps, futures, forwards and option contracts and may be exchange-traded or contracted in the over-the-counter market. The Company uses derivative financial instruments to seek to reduce market risk from changes in interest rates or foreign currency exchange rates and to alter interest rate or currency exposures arising from mismatches between assets and liabilities.

To qualify for hedge accounting treatment, derivatives must be designated as hedges for existing assets, liabilities, firm commitments or anticipated transactions which are identified and probable to occur, and effective in reducing the market risk to which the Company is exposed. The effectiveness of the derivatives is evaluated at the inception of the hedge and throughout the hedge period. All derivatives used by the Company are for other than trading purposes.

Derivatives held for purposes other than trading are primarily used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. Additionally, other than trading derivatives are used to change the characteristics of the Company's asset/liability mix as part of the Company's risk management activities.

See Note 11 for a discussion of the accounting treatment of derivatives that qualify for hedge accounting treatment. If the Company's use of other than trading derivatives does not meet the criteria to apply hedge accounting, the derivatives are recorded at fair value in "Other long-term investments" or "Other liabilities" in the Consolidated Statements of Financial Position, and changes in their fair value are included in "Realized investment (losses)gains, net" without considering changes in fair value of the hedged assets or liabilities. Cash flows from other than trading derivatives are reported in the investing activities section in the Consolidated Statements of Cash Flows.

Income Taxes
The Company and its subsidiaries are members of the consolidated federal income tax return of Prudential and file separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. Deferred income taxes are generally recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to be realized.

New Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". The Company is currently evaluating the effect of adopting the provisions of SFAS No. 140 relating to transfers and extinguishments of liabilities which are effective for periods occurring after March 31, 2001. The Company had adopted in these financial statements disclosures about securitizations and collateral and for recognition and reclassification of collateral required under the statement for fiscal years ending after December 15, 2000.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, in June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS No. 133, as amended by SFAS No. 138 (collectively "SFAS No. 133"), requires that companies recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 does not apply to most traditional insurance contracts. However, certain hybrid contracts that contain features which may affect settlement amounts similarly to derivatives may require separate accounting for the "host contract" and the underlying "embedded derivative" provisions. The latter provisions would be accounted for as derivatives as specified by the statement.

SFAS No. 133 provides, if certain conditions are met, that a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (foreign currency hedge). Under SFAS No. 133, the accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the foreign currency translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction. For all other derivatives not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change.

The Company adopted SFAS No. 133, as amended, as of January 1, 2001. The adoption of this statement did not have a material impact on the results of operations of the Company. As part of the implementation, the Company reclassified held-to-maturity securities, amounting to approximately $324.5 million at January 1, 2001, to the available-for-sale category. This reclassification resulted in the recognition of a net unrealized loss of approximately $2.5 million, net of tax, which was recorded as a component of "Accumulated other comprehensive income/(loss)" on the implementation date.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, " Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance for revenue recognition and related disclosure in the financial statements. The Company adopted SAB No. 101, and its related interpretations, as of October 1, 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial position or results of operations.

Reclassifications
Certain amounts in the prior years have been reclassified to conform to the current year presentation.

3.  INVESTMENTS

Fixed Maturities and Equity Securities:
The following tables provide additional information relating to fixed maturities and equity securities as of December 31:

                                                                              2000
                                                 ---------------------------------------------------------------
                                                                    Gross            Gross
                                                 Amortized       Unrealized       Unrealized       Estimated
                                                    Cost            Gains           Losses        Fair Value
                                                 -------------   --------------   --------------  --------------
                                                                         (In Thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
     U.S. government corporations and             $ 309,609         $  7,888          $    17       $ 317,480
       agencies

Foreign government bonds                            136,133            8,093              520         143,706

Corporate securities                              3,075,023           43,041           49,538       3,068,526

Mortgage-backed securities                           31,479              330                0          31,809

                                                 -------------   --------------   --------------   --------------
Total fixed maturities available for sale        $3,552,244        $  59,352         $ 50,075       $3,561,521
                                                 =============   ==============   ==============   ==============

Fixed maturities held to maturity
Corporate securities                              $ 324,546         $  1,500         $  5,412         320,634

                                                 -------------   --------------   --------------  --------------
Total fixed maturities held to maturity           $ 324,546         $  1,500         $  5,412         320,634
                                                 =============   ==============   ==============  ==============

Equity securities available for sale              $  13,446          $   197         $  2,839       $  10,804
                                                ==============   ==============   ==============  ==============

                                                                              1999
                                                  --------------------------------------------------------------
                                                                    Gross          Gross
                                                 Amortized       Unrealized      Unrealized        Estimated
                                                    Cost           Gains           Losses         Fair Value
                                               --------------   ------------   --------------   --------------
                                                                        (In Thousands)
Fixed maturities available for sale
U.S. Treasury securities and obligations of
     U.S. government corporations and            $ 113,172          $   2          $ 2,052        $ 111,122
       agencies

Foreign government bonds                            92,725          1,718            1,455           92,988

Corporate securities                             2,876,602          8,013           92,075        2,792,540

Mortgage-backed securities                           1,558            157                3            1,712

                                               --------------   ------------   --------------   --------------
Total fixed maturities available for sale      $ 3,084,057        $ 9,890          $95,585       $2,998,362
                                               ==============   ============   ==============   ==============

Fixed maturities held to maturity
Corporate securities                             $ 388,990         $ 1,832          $13,000       $ 377,822

                                               --------------   -------------   --------------   -------------
Total fixed maturities held to maturity          $ 388,990         $ 1,832          $13,000       $ 377,822
                                               ==============   =============   ==============   =============

Equity securities available for sale              $  3,238         $ 1,373           $   79        $  4,532
                                               ==============   =============   ==============   =============

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2000 is shown below:

                                            Available for Sale                     Held to Maturity
                                    ------------------------------------  -----------------------------------
                                       Amortized       Estimated Fair         Amortized      Estimated Fair
                                          Cost              Value               Cost              Value
                                    ----------------- ------------------   ---------------- -----------------
                                              (In Thousands)                        (In Thousands)
Due in one year or less                $  128,804          $  128,419          $  77,682        $  78,475

Due after one year through five         1,529,597           1,533,899            101,033          100,395
years

Due after five years through ten        1,409,156           1,415,736            135,960          132,080
years

Due after ten years                       453,209             451,658              9,871            9,684

Mortgage-backed securities                 31,478              31,809                  -                -
                                    ---------------- -------------------  ----------------- ----------------
Total                                 $ 3,552,244         $ 3,561,521          $ 324,546        $ 320,634
                                    ================ ===================  ================= ================

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2000, 1999, and 1998 were $2,103.6 million, $2,950.4 million, and $5,327.3 million, respectively. Gross gains of $15.3 million, $13.1 million, and $46.3 million, and gross losses of $33.9 million, $31.1 million, and $14.1 million, were realized on those sales during 2000, 1999, and 1998, respectively.

Proceeds from the maturity of fixed maturities available for sale during 2000, 1999, and 1998, were $170.2 million, $126.5 million, and $102.1 million, respectively.

Writedowns for impairments which were deemed to be other than temporary for fixed maturities were $12.3 million, $11.2 million, and $2.8 million for the years 2000, 1999 and 1998, respectively.

During 2000, certain securities classified as held to maturity were transferred to the available for sale portfolio. These actions were taken as a result of a significant deterioration in credit worthiness. The aggregate amortized cost of the securities transferred was $6.6 million . Gross unrealized investment losses of $.3 million were recorded in "Accumulated Other Comprehensive income (loss)" at the time of transfer. Prior to transfer, impairments related to these securities, if any, were included in "realized investment losses, net". During the years ended December 31, 2000, 1999, and 1998, there were no securities classified as held to maturity that were sold. During the years ended December 31, 1999, and 1998, there were no securities classified as held to maturity that were transferred.

Mortgage Loans on Real Estate

The Company's mortgage loans were collateralized by the following property types at December 31:

                                                      2000                            1999
                                             --------------------------      -------------------------
                                                                  (In Thousands)
                 Retail stores                   $  5,615      60.2%             $  6,518     62.0%

                 Industrial buildings               3,712      39.8%                3,991     38.0%

                                             --------------------------      -------------------------
                       Net carrying value        $  9,327     100.0%             $ 10,509    100.0%
                                             ==========================      =========================

The concentration of mortgage loans are in the states of Washington (50%), New Jersey (40%), and North Dakota (10%).

Special Deposits and Restricted Assets
Fixed maturities of $7.5 million and $8.2 million at December 31, 2000 and 1999, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws. Equity securities restricted as to sale were $.2 million and $.3 million at December 31, 2000 and 1999, respectively.

Other Long-Term Investments
The Company's "Other long-term investments" of $83.7 million and $77.8 million as of December 31, 2000 and 1999, respectively, are comprised of joint ventures and limited partnerships, the Company's investment in the Separate Accounts and certain derivatives for other than trading. Joint ventures and limited partnerships totaled $34.3 million and $35.8 million at December 31, 2000 and 1999, respectively. The Company's share of net income from the joint ventures was $.9 million, $.3 million, and $.1 million for the years ended December 31, 2000, 1999 and 1998, respectively, and is reported in "Net investment income." The Company's investment in the Separate Accounts was $46.9 million and $45.0 million at December 31, 2000 and 1999, respectively.

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                                                2000                1999              1998
                                                          ----------------   -----------------  ----------------
                                                                            (In Thousands)
  Fixed maturities - available for sale                      $  237,042          $  188,236        $  179,184
  Fixed maturities - held to maturity                            26,283              29,245            26,128
  Equity securities - available for sale                             18                   -                14
  Mortgage loans on real estate                                   1,010               2,825             1,818
  Policy loans                                                   45,792              42,422            40,928
  Short-term investments and cash equivalents                    29,582              19,208            23,110
  Other                                                          16,539               4,432             6,886
                                                          ----------------   -----------------  ----------------
  Gross investment income                                       356,266             286,368           278,068
       Less:  investment expenses                              (18,347)             (9,547)          (16,638)
                                                          ----------------   -----------------  ----------------
  Net investment income                                      $  337,919          $  276,821        $  261,430
                                                          ================   =================  ================

Realized investment gains (losses), net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

                                                                2000                1999               1998
                                                          ----------------   -----------------  -----------------
                                                                             (In Thousands)
  Fixed maturities - available for sale                     $  (34,600)          $ (29,192)           $ 29,330
  Fixed maturities - held to maturity                             (212)                 102                487
  Equity securities - available for sale                            271                 392              3,489
  Derivatives                                                    15,039             (1,557)             12,414
  Other                                                         (1,177)             (2,290)              (879)
                                                          ----------------   -----------------  -----------------
  Realized investment (losses) gains, net                   $  (20,679)          $ (32,545)           $ 44,841
                                                          ================   =================  =================

Securities Pledged to Creditors

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2000, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Consolidated Statements of Financial Position are $287.8 million.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities available for sale are included in the Consolidated Statements of Financial Position as a component of "Accumulated other comprehensive income (loss)". Changes in these amounts include reclassification adjustments to exclude from "Other Comprehensive income
(loss)", those items that are included as part of "Net income" for a period that also had been part of "Other Comprehensive income (loss)" in earlier periods. The amounts for the years ended December 31, net of tax, are as follows:

                                                                                                          Accumulated
                                                                                                             other
                                                                                                         comprehensive
                                                                                                            income
                                                              Deferred                      Deferred        (loss)
                                           Unrealized          policy      Policyholders'  income tax     related to
                                          gains(losses)      acquisition      Account      (liability)        net
                                         on investments         costs         Balances       benefit      unrealized
                                                                                                          investment
                                                                                                         gains(losses)
                                         ------------------ -------------------------------------------------------------
                                                                           (In Thousands)
Balance,  December 31, 1997                    $  37,991      $ (16,305)       $   3,743     $ (8,300)       $  17,129
Net investment gains (losses) on
investments arising during the period             22,801               -               -       (7,588)          15,213

Reclassifications adjustment for gains
included in net income                          (35,623)               -               -        11,855        (23,768)

Impact of net unrealized investment
gains on deferred policy acquisition
costs                                                  -           3,190               -       (1,048)           2,142

Impact of net unrealized investment
gains on policyholders' account
balances                                               -               -         (1,063)           249           (814)
                                         ------------------ -------------------------------------------------------------
Balance,  December 31, 1998                       25,169        (13,115)           2,680       (4,832)           9,902
Net investment gains (losses) on
investments arising during the period          (138,268)               -               -        47,785        (90,483)

Reclassifications adjustment for gains
included in net income                            28,698               -               -       (9,970)          18,728

Impact of net unrealized investment
gains on deferred policy acquisition
costs                                                  -          53,407               -      (16,283)          37,124

Impact of net unrealized investment
gains on policyholders' account
balances                                               -               -         (5,712)         2,077         (3,635)
                                         ------------------ -------------------------------------------------------------
Balance,  December 31, 1999                     (84,401)          40,292         (3,032)        18,777        (28,364)
Net investment gains (losses) on
investments arising during the period             56,707                                      (21,539)          35,168

Reclassifications adjustment for gains
included in net income                            34,329                                      (13,039)          21,290

Impact of net unrealized investment
gains on deferred policy acquisition
costs                                                           (39,382)                        14,177        (25,205)

Impact of net unrealized investment                                                2,877       (1,036)           1,841
gains on policyholders' account
balances
                                         ------------------ -------------------------------------------------------------
Balance,  December 31, 2000                    $   6,635        $    910       $   (155)     $ (2,660)       $   4,730
                                         ================== =============================================================

4.  DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

                                                                              2000              1999
                                                                        -----------------------------------
                                                                                   (In Thousands)
Balance, beginning of year                                                 $  1,062,785       $  861,713
Capitalization of commissions, sales and issue expenses                         242,322          242,373
Amortization                                                                  (129,049)         (96,451)
Change in unrealized investment gains                                          (39,382)           53,407
Foreign currency translation                                                    (4,023)            1,743
                                                                        -----------------------------------
Balance, end of year                                                       $  1,132,653      $ 1,062,785
                                                                        ===================================


5.  POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31, are as follows:



                                          2000                 1999
                                   -------------------   ------------------
                                               (In Thousands)

         Life insurance                  $  656,097            $ 587,162
         Annuities                           46,765               42,360
                                   -------------------   ------------------
                                         $  702,862            $ 629,522
                                   ===================   ==================

Life insurance liabilities include reserves for death benefits. Annuity liabilities include reserves for annuities that are in payout status.

The following table highlights the key assumptions generally utilized in calculating these reserves:

            Product                         Mortality              Interest Rate        Estimation Method
--------------------------------   ----------------------------   ----------------  --------------------------
Life insurance - Domestic          Generally rates guaranteed      2.5% to 7.5%     Net level premium based
variable and interest-sensitive    in calculating cash                              on non-forfeiture
                                   surrender values                                 interest rate

Life insurance - Domestic term     Best estimate plus a                6.75%        Net level premium plus
insurance                          provision for adverse                            a provision for adverse
                                   deviation                                        deviation.

Life insurance - International     Generally the Taiwan            6.25% to 7.5%    Net level premium plus
                                   standard table plus a                            a provision for adverse
                                   provision for adverse                            deviation.
                                   deviation

Individual annuities               Mortality table varies         6.25% to 11.0%    Present value of
                                   based on the issue year of                       expected future payments
                                   the contract. Current                            based on historical
                                   table (for 1998 & later                          experience
                                   issues) is the Annuity
                                   2000  Mortality Table with
                                   certain modifications

Group annuities                    1950 & 1971 Group Annuity          14.75%        Present value of
                                   Mortality Table with                             expected future payments
                                   certain modifications                            based on historical
                                                                                    experience

Policyholders' account balances at December 31, are as follows:



                                                2000                  1999
                                         -------------------   -----------------
                                                       (In Thousands)

    Interest-sensitive life contracts        $  1,886,714           $ 1,838,377
    Individual annuities                          859,996               701,928
    Guaranteed investment contracts               899,958               584,744
                                         -------------------   -----------------
                                             $  3,646,668           $ 3,125,049
                                         ===================   =================


Policyholders' account balances for interest-sensitive life, individual annuities, and guaranteed investment contracts are equal to policy account values plus unearned premiums. The policy account values represent an accumulation of gross premium payments plus credited interest less withdrawals, expenses and mortality charges.

Certain contract provisions that determine the policyholder account balances are as follows:

            Product                            Interest Rate                Withdrawal / Surrender Charges
---------------------------------   ------------------------------------  ------------------------------------
Interest sensitive life contracts             4.0% to 6.5 %               Various up to 10 years

Individual annuities                          3.0% to 16.0%               0% to 7% for up to 9 years

Guaranteed investment contracts              5.02% to 8.03%               Subject to market value withdrawal
                                                                          provisions for any funds withdrawn
                                                                          other than for benefit responsive
                                                                          and contractual payments

6.   REINSURANCE

The Company participates in reinsurance, with Prudential and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Reinsurance ceded arrangements do not discharge the Company or the insurance subsidiaries as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, are as follows:

                                                         2000               1999              1998
                                                    ----------------   ----------------  ----------------
                                                                        (In Thousands)
        Reinsurance premiums assumed                     $  1,671           $  1,778           $  1,395
        Reinsurance premiums ceded - affiliated           (9,214)            (6,882)            (6,532)
        Reinsurance premiums ceded - unaffiliated         (5,305)            (1,744)            (2,819)

        Policyholders' benefits ceded                       5,472              4,228              4,044

Reinsurance recoverables, included in "Other assets" in the Company's Consolidated Statements of Financial Position at December 31, were as follows:


                                                    2000              1999
                                             -------------------  --------------
                                                         (In Thousands)

     Life insurance - affiliated                      $ 8,765         $ 6,653
     Life insurance - unaffiliated                      7,855           2,625
     Other reinsurance - affiliated                    14,948          15,600
                                             -------------------  --------------
                                                     $ 31,568         $24,878
                                             ===================  ==============


7.  EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans

The Company has a non-contributory defined benefit pension plan which covers substantially all of its Taiwanese employees. This plan was established as of September 30, 1998 and the projected benefit obligation and related expenses at December 31, 2000 were not material to the Consolidated Statements of Financial Position or results of operations for the years presented. All other employee benefit costs are allocated to the Company by Prudential in accordance with the service agreement described in Footnote 14.

8.  INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

                                                             2000                1999               1998
                                                         ----------------   -----------------  -----------------
     Current tax expense (benefit):
        U.S.                                                 $   8,588         $  (14,093)          $  67,272
        State and local                                             38                 378              2,496
        Foreign                                                     35                  15                  -
                                                         ----------------   -----------------  -----------------
        Total                                                $   8,661            (13,700)             69,768
                                                         ----------------   -----------------  -----------------


     Deferred tax expense (benefit):
        U.S.                                                    43,567              42,320             14,059
        State and local                                          2,204               1,316                406
                                                         ----------------   -----------------  -----------------
        Total                                                   45,771              43,636             14,465
                                                         ----------------   -----------------  -----------------

      Total income tax expense                               $  54,432           $  29,936          $  84,233
                                                         ================   =================  =================

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                                             2000                1999               1998
                                                         ----------------   -----------------  -----------------
                                                                           (In Thousands)
     Expected federal income tax expense                     $  55,275           $  29,936           $ 82,668
     State and local income taxes                                1,457               1,101              1,886
     Dividends received deduction                              (6,443)             (1,010)              (199)
     Other                                                       4,143                (91)              (122)
                                                         ----------------   -----------------  -----------------
     Total income tax expense                                $  54,432           $  29,936           $ 84,233
                                                         ================   =================  =================

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                               2000                    1999
                                                         ----------------       -----------------
                                                                    (In Thousands)
              Deferred tax assets
                   Insurance reserves                       $  102,923              $   93,949
                   Net unrealized (gains)
                   losses on securities                         (2,389)                 31,132
                   Other                                        15,222                   2,502
                                                         ----------------       -----------------
                   Deferred tax assets                         115,756                 127,583
                                                         ----------------       -----------------

              Deferred tax liabilities
                   Deferred acquisition costs                  325,211                 299,683
                   Net investment gains                         19,584                     110
                   Other                                         6,438                       -
                                                         ----------------       -----------------
                   Deferred tax liabilities                    351,233                 299,793
                                                         ----------------       -----------------

              Net deferred tax liability                    $  235,477              $  172,210
                                                         ================       =================

Management believes that based on its historical pattern of taxable income, the Company and its subsidiaries will produce sufficient income in the future to realize its deferred tax assets after valuation allowance. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2000 and 1999, respectively, the Company and its subsidiaries had no federal or state operating loss carryforwards for tax purposes.

The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1995. The Service has begun their examination of the 1996 year.

9.  STATUTORY NET INCOME AND SURPLUS

Accounting practices used to prepare statutory financial statements for regulatory purposes differ in certain instances from GAAP. The following tables reconcile the Company's statutory net (loss) and surplus determined in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance and the New Jersey Department of Banking and Insurance, to net income and equity determined using GAAP:

                                                              2000               1999               1998
                                                          ----------------   ----------------   ----------------
                                                                            (In Thousands)
Statutory net (loss) income                                 $  (50,506)        $  (82,291)        $  (33,097)
Adjustments to reconcile to net income on a GAAP basis:
     Statutory income of subsidiaries                            21,268             20,221             18,953
     Amortization and capitalization of deferred
       acquisition costs                                        113,273            145,922            202,375
     Deferred premium                                             1,096                639              2,625
     Insurance revenue and expenses                              73,978             45,915           (24,942)
     Income taxes                                              (36,766)           (43,644)           (21,805)
     Valuation of investments                                  (14,552)           (24,908)             20,077
     Asset management fees                                     (13,662)           (13,503)                  -
     Other, net                                                   9,367              7,244           (12,224)
                                                          ----------------   ----------------   ----------------
GAAP net income                                              $  103,496         $   55,595         $  151,962
                                                          ================   ================   ================

                                                               2000               1999
                                                          -----------------  -----------------
                                                                    (In Thousands)
  Statutory surplus                                           $  849,567         $  889,186
  Adjustments to reconcile to equity on a GAAP basis:
       Valuation of investments                                   71,506           (38,258)
       Deferred acquisition costs                              1,132,653          1,062,785
       Deferred premium                                         (15,443)           (16,539)
       Insurance liabilities                                       (401)           (54,927)
       Income taxes                                            (214,329)          (150,957)
       Asset management fees                                           -           (13,503)
       Other, net                                                  9,029            (7,968)
                                                          -----------------  -----------------
  GAAP stockholder's equity                                  $ 1,832,582        $ 1,669,819
                                                          =================  =================

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Company has adopted the Codification guidance effective January 1, 2001, and has estimated the potential effect of the Codification guidance to have a favorable impact of at least $60 million on the Company's surplus position, primarily as a result of the recognition of deferred tax assets.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values presented below have been determined using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. Estimated fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The following methods and assumptions were used in calculating the estimated fair values (for all other financial instruments presented in the table, the carrying value approximates estimated fair value).

Fixed maturities and Equity securities
Estimated fair values for fixed maturities and equity securities, other than private placement securities, are based on quoted market prices or estimates from independent pricing services. Generally, fair values for private placement securities are estimated using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for the type of issue, its current credit quality and its remaining average life. The estimated fair value of certain non-performing private placement securities is based on amounts estimated by management.

Mortgage loans on real estate
The estimated fair value of the mortgage loan portfolio is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for a similar quality mortgage.

Policy loans
The estimated fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Investment contracts
For guaranteed investment contracts, estimated fair values are derived using discounted projected cash flows, based on interest rates being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. For individual deferred annuities and other deposit liabilities, fair value approximates carrying value.

Derivative financial instruments
Refer to Note 11 for the disclosure of fair values on these instruments.

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                      2000                                   1999
                                           ----------------------------------     -------------------------------
                                             Carrying          Estimated            Carrying       Estimated
                                              Value           Fair Value             Value         Fair Value
                                           ----------------  ----------------     --------------- ---------------
                                                                     (In Thousands)
Financial Assets:
     Fixed maturities:  Available for sale    $3,561,521        $3,561,521          $2,998,362      $2,998,362
     Fixed maturities:  Held to maturity         324,546          $320,634             388,990         377,822
     Equity securities                            10,804            10,804               4,532           4,532
     Mortgage loans on real estate                 9,327            10,863              10,509          11,550
     Policy loans                                855,374           883,460             792,352         761,232
     Short-term investments                      202,815           202,815              84,621          84,621
     Cash and cash equivalents                   453,071           453,071             198,994         198,994
     Separate Account assets                  16,230,264        16,230,264          16,032,449      16,032,449

Financial Liabilities:
     Investment contracts                      1,762,794         1,784,767          $1,289,003     $ 1,283,356
     Cash collateral for loaned securities       185,849           185,849              87,336          87,336
     Securities sold under repurchase
     agreements                                  104,098           104,098              21,151          21,151
     Separate Account liabilities             16,230,264        16,230,264          16,032,449      16,032,449

11.  DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS

A derivative is a financial instrument who's price, performance or cash flow is based upon the actual or expected price, level, performance, value or cash flow of some external benchmark, such as interest rates, foreign exchange rates, securities, commodities, or various financial indices. Derivative financial instruments can be exchange-traded or contracted in the over-the-counter market and include swaps, futures, forwards and options contracts. All of the Company's derivatives are classified as other than trading.

Interest Rate Swaps
The Company uses interest rate swaps to reduce market risk from changes in interest rates and to manage interest rate exposures arising from mismatches between assets and liabilities. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date. The fair value of swap agreements is estimated based on proprietary pricing models or market quotes.

If swap agreements meet the criteria for hedge accounting, net interest receipts or payments are accrued and recognized over the life of the swap agreements as an adjustment to interest income or expense of the hedged item. Any unrealized gains or losses are not recognized until the hedged item is sold or matures. Gains or losses on early termination of interest rate swaps are deferred and amortized over the remaining period originally covered by the swaps. If the criteria for hedge accounting are not met, the swap agreements are accounted for at fair value with changes in fair value reported in current period earnings.

Futures & Options
The Company uses exchange-traded Treasury futures and options to reduce market risk from changes in interest rates, and to manage the duration of assets and the duration of liabilities supported by those assets. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which are determined by the value of designated classes of Treasury securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange. The fair value of futures and options is based on market quotes.

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

If futures meet hedge accounting criteria, changes in their fair value are deferred and recognized as an adjustment to the carrying value of the hedged item. Deferred gains or losses from the hedges for interest-bearing financial instruments are amortized as a yield adjustment over the remaining lives of the hedged item. Futures that do not qualify as hedges are carried at fair value with changes in value reported in current period earnings

When the Company anticipates a significant decline in the stock market which will correspondingly affect its diversified portfolio, it may purchase put index options where the basket of securities in the index is appropriate to provide a hedge against a decrease in the value of the equity portfolio or a portion thereof. This strategy effects an orderly sale of hedged securities. When the Company has large cash flows which it has allocated for investment in equity securities, it may purchase call index options as a temporary hedge against an increase in the price of the securities it intends to purchase. This hedge permits such investment transactions to be executed with the least possible adverse market impact.

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

If currency swaps are effective as hedges of foreign currency translation and transaction exposures, gains or losses are recorded in a manner similar to the hedged item. If currency swaps do not meet hedge accounting criteria, gains or losses from those derivatives are recognized in "Realized investment (losses) gains, net."

The table below summarizes the Company's outstanding positions by derivative instrument types as of December 31, 2000 and 1999. All amounts presented have been classified as other than trading based on management's intent at the time of contract and throughout the life of the contract.

                         Other than Trading Derivatives
                           December 31, 2000 and 1999
                                 (in thousands)

                                                2000                                           1999
                                            -------------                                   -----------
                                              Estimated       Carrying                       Estimated       Carrying
                               Notional       Fair Value        Value         Notional       Fair Value        Value
Non-Hedge Accounting
---------------------------

Swap Instruments
Interest rate
    Asset                       $    9,470       $    327        $    327        $     0         $     0        $     0
    Liability                            0              0               0              0               0              0
Future contracts
US Treasury Futures
    Asset                          139,800          3,530           3,530          2,300              39             39
    Liability                       61,900        (1,067)         (1,067)        119,800         (2,017)        (2,017)
Option contracts
Interest rate
    Asset                                0              0               0              0               0              0
    Liability                            0              0               0            235             (5)            (5)

Hedge Accounting
---------------------------

Swap Instruments
Currency
    Asset                           28,326          1,633           2,155              0               0              0
    Liability                            0              0               0         30,981         (3,220)        (2,990)

Credit Risk
The current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. Credit risk is managed by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. The Company also attempts to minimize its exposure to credit risk through the use of various credit monitoring techniques. All of the net credit exposure for the Company from derivative contracts are with investment grade counterparties. As of December 31, 2000, 88% of notional consisted of interest rate derivatives, and 12% of notional consisted of foreign currency derivatives.

12. CONTINGENCIES AND LITIGATION

Prudential and the Company are subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and Prudential and that are typical of the businesses in which the Company and Prudential operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

Beginning in 1995, regulatory authorities and customers brought significant regulatory actions and civil litigation against the Company and Prudential involving individual life insurance sales practices. In 1996, Prudential, on behalf of itself and many of its life insurance subsidiaries including the Company entered into settlement agreements with relevant insurance regulatory authorities and plaintiffs in the principal life insurance sales practices class action lawsuit covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995. Pursuant to the settlements, the companies agreed to various changes to their sales and business practices controls, to a series of fines, and to provide specific forms of relief to eligible class members. Virtually all claims by class members filed in connection with the settlements have been resolved and virtually all aspects of the remediation program have been satisfied. While the approval of the class action settlement is now final, Prudential and the Company remain subject to oversight and review by insurance regulators and other regulatory authorities with respect to its sales practices and the conduct of the remediation program. The U.S. District Court has also retained jurisdiction as to all matters relating to the administration, consummation, enforcement and interpretation of the settlements.

As of December 31, 2000, Prudential and/or the Company remained a party to approximately 61 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 48 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believed that those actions are governed by the class settlement release and expects them to enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amount, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

Prudential has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially effected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, should not have a material adverse effect on the Company's financial position.

13.  DIVIDENDS

The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any twelve month period without notification or approval is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations and the Company's surplus position at December 31, 2000, the Company would not be permitted a non-extraordinary dividend distribution in 2001.

14.  RELATED PARTY TRANSACTIONS

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

The Company is allocated estimated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs. Beginning April 1, 2000, Prudential and the Company agreed to revise the estimate of allocated distribution expenses to reflect a market based pricing arrangement.

In accordance with a profit sharing agreement with Prudential, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues are recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income. The Company also collects these fees on behalf of Prudential and records a Payable to affiliate in the Consolidated Statements of Financial Position. The Company is charged an asset management fee by Prudential Global Asset Management ("PGAM") and Jennison Associates LLC ("Jennison") for managing the PSF portfolio. These fees are a component of "general, administrative and other expenses."

On September 29, 2000, the Board of Directors for the Prudential Series Fund, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential, and has appointed another subsidiary of Prudential as the fund manager for the PSF. The change was approved by the shareholders of PSF during early 2001 and effective January 1, 2000, the Company will no longer receive fees associated with the PSF. In addition, the Company will no longer incur the asset management expense from PGAM and Jennison associated with the PSF.

Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $685.9 million and $725.3 million at December 31, 2000 and December 31, 1999, respectively. The fees received related to the COLI policies were $9.6 million for the year ending December 31, 2000.

Reinsurance
The Company currently has three reinsurance agreements in place with Prudential (the reinsurer). Specifically a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract, and two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended December 31, 2000, December 31, 1999, and December 31, 1998.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of December 31, 2000 or December 31, 1999.

15. Subsequent Events - Transfer of Taiwan Business

On January 31, 2001, the Company transferred all of its assets, liabilities, and net equity associated with The Company's Taiwan branch including Taiwan's insurance book of business, to an affiliated company, Prudential Life Insurance Company of Taiwan Inc. ("Prudential of Taiwan"), a Taiwan, Republic of China wholly owned subsidiary of Prudential .

The mechanism used to transfer this block of business in Taiwan is referred to as a "full acquisition and assumption" transaction. Under this mechanism, the Company is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obligees for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against the Company. The transfer of the insurance related assets and liabilities will be accounted for as a long-duration coinsurance transaction under generally accepted accounting principles. Under this accounting treatment, the insurance related liabilities will remain on the books of the Company and an offsetting reinsurance recoverable will be established.

The net equity transfer will be reflected as a capital contribution from the Company to Prudential of Taiwan and will also be dividended by the Company to Prudential. The dividend is expected to occur in the second quarter of 2001.