Form 10-Q
period 2001-03-31
PRUCO LIFE INSURANCE CO
filed 2001-05-14
CIK 777917

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 11, 2001. Common stock, par value of $10 per share:
250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS

                                                                                     Page No.

         Cover Page                                                                      -

         Index                                                                           2


                         PART I - Financial Information

Item 1.  (Unaudited) Financial Statements

                  Consolidated Statements of Financial Position
                  As of March 31, 2001 and December 31, 2000                             3

                  Consolidated Statements of Operations and Comprehensive Income
                  Three months ended March 31, 2001 and 2000                             4

                  Consolidated Statements of Changes in Stockholder's Equity
                  Periods ended March 31, 2001 and December 31, 2000 and 1999            5

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000                             6

                  Notes to Consolidated Financial Statements                             7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                           13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      15


                           PART II - Other Information

Item 2.  Changes in Securities and Use of Proceeds                                       16

Item 6.  Exhibits and Reports on Form 8-K                                                17

         Signature Page                                                                  18


Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
As of March 31, 2001 and December 31, 2000 (In Thousands)
--------------------------------------------------------------------------------


                                                                               (Unaudited)
                                                                                 March 31,     December 31,
                                                                                   2001            2000
                                                                            -----------------------------------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost,
     2001: $3,854,661; 2000: $3,552,244)                                       $  3,907,070     $  3,561,521
     Held to maturity, at amortized cost (fair value, 2000: $320,634)                     -          324,546
Equity securities - available for sale, at fair value
     (cost, 2001: $241 ;  2000: $13,446)                                                362           10,804
Investment in affiliate                                                              51,071                -
Mortgage loans on real estate                                                         9,071            9,327
Policy loans                                                                        846,549          855,374
Short-term investments                                                               22,387          202,815
Other long-term investments                                                          91,780           83,738
                                                                            -----------------------------------
               Total investments                                                  4,928,290        5,048,125
Cash and cash equivalents                                                           524,354          453,071
Deferred policy acquisition costs                                                 1,064,979        1,132,653
Deferred ceding commissions                                                          72,705                -
Accrued investment income                                                            79,006           82,297
Reinsurance recoverable                                                             186,772           31,568
Receivables from affiliates                                                          46,274           51,586
Other assets                                                                         34,139           29,445
Separate Account assets                                                          14,861,519       16,230,264
                                                                            -----------------------------------
TOTAL ASSETS                                                                   $ 21,798,038     $ 23,059,009
                                                                            ===================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                $  3,736,621     $  3,646,668
Future policy benefits and other policyholder liabilities                           717,073          702,862
Cash collateral for loaned securities                                               225,014          185,849
Securities sold under agreement to repurchase                                        25,172          104,098
Income taxes payable                                                                246,581          235,795
Other liabilities                                                                   104,907          120,891
Separate Account liabilities                                                     14,861,519       16,230,264
                                                                            -----------------------------------
Total liabilities                                                                19,916,887       21,226,427
                                                                            -----------------------------------
Contingencies (See Footnote 2)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                        2,500            2,500
Paid-in-capital                                                                     466,748          466,748
Retained earnings                                                                 1,390,563        1,361,924

Accumulated other comprehensive income
    Net unrealized investment gains                                                  21,340            4,730
    Foreign currency translation adjustments                                              -          (3,320)
                                                                            -----------------------------------
Accumulated other comprehensive income                                               21,340            1,410
                                                                            -----------------------------------
Total stockholder's equity                                                        1,881,151        1,832,582
                                                                            -----------------------------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                      $ 21,798,038     $ 23,059,009
                                                                            ===================================



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three Months Ended March 31, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                      Three months ended
                                                                         March 31,

                                                                2001                 2000
                                                            ----------------    -----------------

REVENUES

Premiums                                                       $   23,418           $   27,251
Policy charges and fee income                                     119,104              114,881
Net investment income                                              90,310               84,474
Realized investment gains(losses), net                             10,877             (10,311)
Asset management fees                                               2,153               16,521
Other income                                                          670                  203
                                                            ----------------    -----------------

Total revenues                                                    246,532              233,019
                                                            ----------------    -----------------

BENEFITS AND EXPENSES

Policyholders' benefits                                            56,905               62,332
Interest credited to policyholders' account balances               48,808               38,163
General, administrative and other expenses                        103,539              111,859
                                                            ----------------    -----------------

Total benefits and expenses                                       209,252              212,354
                                                            ----------------    -----------------

Income from operations before income taxes                         37,280               20,665
                                                            ----------------    -----------------

Income tax provision                                                8,641                7,232
                                                            ----------------    -----------------

NET INCOME                                                         28,639               13,433
                                                            ----------------    -----------------

Other comprehensive income, net of tax:

     Unrealized gains on securities, net of
       Reclassification adjustment                                 16,610                6,489

     Foreign currency translation adjustments                       3,320                   34
                                                            ----------------    -----------------

Other comprehensive income                                         19,930                6,523
                                                            ----------------    -----------------

TOTAL COMPREHENSIVE INCOME                                     $   48,569           $   19,956
                                                            ================    =================












                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
Periods Ended March 31, 2001 and December 31, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------



                                                                                Accumulated
                                                                                  other             Total
                                       Common      Paid-in-      Retained      comprehensive    stockholder's
                                       stock       capital       earnings      income (loss)        equity
                                      -------     ---------     -----------    -------------    -------------

Balance,  January 1, 1999             $ 2,500     $ 439,582     $ 1,202,833      $   8,317       $ 1,653,232

   Net income                               -             -          55,595              -            55,595

    Change in foreign currency
         translation adjustments,
         net of taxes                       -             -               -          (742)             (742)

    Change in net unrealized
        investment losses, net of
        reclassification adjustment
        and taxes                           -             -               -       (38,266)          (38,266)
                                      -------     ---------     -----------     ----------       -----------

Balance,  December 31, 1999           $ 2,500     $ 439,582     $ 1,258,428    $  (30,691)       $ 1,669,819

    Net income                              -             -         103,496              -           103,496

    Contribution  from Parent               -        27,166               -              -            27,166
    Change in foreign currency
         translation adjustments,
         net of taxes                       -             -               -          (993)             (993)

    Change in net unrealized
         investment losses, net of
         reclassification
         adjustment and taxes               -             -               -         33,094            33,094
                                      -------     ---------     -----------     ----------       -----------

Balance,  December 31, 2000           $ 2,500     $ 466,748      $1,361,924     $    1,410       $ 1,832,582

    Net income                              -             -          28,639              -            28,639


    Change in foreign currency
         translation  adjustments,
         net of taxes                       -             -               -          3,320             3,320

    Change in net unrealized
         investment gains, net of
        reclassification adjustment
        and taxes                           -             -               -         16,610            16,610
                                      -------     ---------     -----------     ----------       -----------
Balance,  March 31, 2001              $ 2,500     $ 466,748     $ 1,390,563     $   21,340       $ 1,881,151
                                      =======     =========     ===========     ==========       ===========




                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------



                                                                     2001               2000
                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    28,639         $    13,433
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                   (19,687)            (16,900)
     Interest credited to policyholders' account balances             48,808              38,163
     Realized investment (gains) losses, net                         (10,877)             10,311
     Amortization and other non-cash items                           (28,103)              1,291
     Change in:
         Future policy benefits and other policyholders'
           liabilities                                                14,211              23,746
         Accrued investment income                                     3,291              (5,189)
         Receivables from affiliates                                   5,312              51,262
         Policy loans                                                (13,129)            (18,424)
         Deferred policy acquisition costs and ceding
           commissions                                                (5,031)            (25,413)
         Income taxes payable                                         23,487              30,216
         Other, net                                                  (23,270)            (16,945)
                                                                 -----------         -----------
Cash Flows From Operating Activities                                  23,651              85,551
                                                                 -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                  1,132,680             651,540
               Held to maturity                                         --                12,189
         Equity securities                                               204                 251
         Mortgage loans on real estate                                   256                 281
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                 (1,209,152)           (745,783)
         Equity securities                                              (106)             (2,772)
     Cash collateral for loaned securities, net                       39,165              25,184
     Securities sold under agreement to repurchase, net              (78,926)             43,896
     Other long-term investments                                      (5,540)             (8,710)
     Short-term investments, net                                     180,428              (3,050)
                                                                 -----------         -----------
Cash Flows From(Used In) Investing Activities                         59,009             (26,974)
                                                                 -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                   370,993             649,345
          Withdrawals                                               (307,878)           (594,205)
     Cash provided to affiliate                                      (74,492)               --
                                                                 -----------         -----------
Cash Flows (Used in)From Financing Activities                        (11,377)             55,140
                                                                 -----------         -----------
     Net increase in Cash and cash equivalents                        71,283             113,717
     Cash and cash equivalents, beginning of year                    453,071             198,994
                                                                 -----------         -----------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                        $   524,354         $   312,711
                                                                 ===========         ===========




                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company ("the Company"), a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 2001 presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       CONTINGENCIES AND LITIGATION

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

As of March 31, 2001, Prudential and/or the Company remained a party to approximately 61 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 48 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believed that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

2.       CONTINGENCIES AND LITIGATION (continued)

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially effected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

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

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential to process transactions on behalf of the Company. Prudential and the Company operate under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential.

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

In accordance with a profit sharing agreement with Prudential that was in effect through December 31, 2000, the Company received fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues were recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income. The Company was charged an asset management fee by Prudential Global Asset Management ("PGAM") and Jennison Associates LLC ("Jennison") for managing the PSF portfolio. These fees are a component of "general, administrative and other expenses."

On September 29, 2000, the Board of Directors for the Prudential Series Fund, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential, and has appointed another subsidiary of Prudential as the fund manager for the PSF. The change was approved by the shareholders of PSF during early 2001 and effective January 1, 2001, the Company no longer receives fees associated with the PSF. In addition, the Company will no longer incur the asset management expense from PGAM and Jennison associated with the PSF.

Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $ 651.2 million and $685.9 million at March 31, 2001 and December 31, 2000, respectively. The fees received related to the COLI policies were $2.2 million for the period ending March 31, 2001.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

Reinsurance
The Company currently has four reinsurance agreements in place with Prudential and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended March 31, 2001 or 2000. The fourth agreement which is new for 2001 is described below.

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company's Taiwan branch including Taiwan's insurance book of business to an affiliated Company, Prudential Life Insurance Company of Taiwan Inc. ("Prudential of Taiwan") , a wholly owned subsidiary of Prudential.

The mechanism used to transfer this block of business in Taiwan is referred to as a "full acquisition and assumption" transaction. Under this mechanism, the Company is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obligees for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against the Company. The transfer of the insurance related assets and liabilities was accounted for as a long-duration coinsurance transaction under accounting principles generally accepted in the United States. Under this accounting treatment, the insurance related liabilities remain on the books of the Company and an offsetting reinsurance recoverable is established.

As part of this transaction, the Company made a capital contribution to Prudential of Taiwan in the amount of the net equity of the Company's Taiwan branch as of the date of transfer. As of March 31, 2001, the Company retains an ownership interest of 12% in the stock of Prudential of Taiwan. The Company plans to dividend its interest in Prudential of Taiwan to Prudential in the second quarter of 2001.

Premiums and benefits ceded for the period ending March 31, 2001 from the Taiwan coinsurance agreement were $20.1 million and $2.9 million, respectively.

This transaction reduced the Company's 2001 effective tax rate due to a decrease in the deferred tax liability which had previously been established relating to the Taiwan branch.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential. There was no outstanding debt relating to this credit facility as of March 31, 2001 or December 31, 2000.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". The Company is currently evaluating the effect of adopting the provisions of SFAS No. 140 relating to transfers and extinguishments of liabilities which are effective for periods occurring after March 31, 2001. The Company has adopted disclosures about collateral and for recognition and reclassification of collateral required under the statement for fiscal years ending after December 15, 2000.

5.   DERIVATIVE INSTRUMENTS

Adoption of Statement of Financial Accounting Standards (SFAS) No. 133
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001. In accordance with SFAS 133, the Company recorded a net-of-tax cumulative adjustment to earnings to recognize at fair value all derivatives. This adjustment did not have a material impact on the results of operations of the Company. As part of the implementation, the Company reclassified held-to-maturity securities, amounting to approximately $324.5 million at January 1, 2001, to the available-for-sale category. This reclassification resulted in the recognition of a net unrealized loss of approximately $2.5 million, net of tax, which was recorded as a component of "Accumulated other comprehensive income/(loss)" on the implementation date.

Accounting for Derivatives and Hedging Activities
A derivative is a financial instrument whose price, performance or cash flow is based upon the actual or expected price, level, performance, value or cash flow of some external benchmark, such as interest rates, foreign exchange rates, securities, commodities, or various financial indices. Derivative financial instruments can be exchange-traded or contracted in the over-the-counter market and include swaps, futures, forwards and options contracts.

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into the Company designates the derivative as
(1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), (2) a hedge of the exposure to variable cash flows of a forecasted transaction (cash flow hedge), or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, or a foreign-currency-denominated asset, liability or forecasted transaction (foreign currency hedge). The accounting for changes in fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the foreign currency translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction. For all other derivatives not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change.

The Company has the following types of derivative instruments:

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

If swap agreements meet the criteria for hedge accounting, net interest receipts or payments are accrued and recognized over the life of the swap agreements as an adjustment to interest income or expense of the hedged item. Any unrealized gains or losses are recognized in current earnings or comprehensive income depending on the hedge type as described above for qualifying fair value or cash flow hedges. If the criteria for hedge accounting are not met, the swap agreements are accounted for at fair value with changes in fair value reported in current period earnings.

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

If futures meet hedge accounting criteria, changes in their fair value are reported in current earnings or other comprehensive income depending on the hedge type as described above for qualifying fair value or cash flow hedges. Futures that do not qualify as hedges are carried at fair value with changes in value reported in current period earnings.

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

If options meet the criteria for hedge accounting, changes in their fair value are reported in current earnings or other comprehensive income depending on the hedge type as described above for qualifying fair value or cash flow hedges. If the options do not meet the criteria for hedge accounting, they are fair valued, with changes in fair value reported in current period earnings.

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

If currency swaps are effective as hedges of foreign currency translation and transaction exposures, gains or losses are recorded in current earnings or other comprehensive income depending on the hedge type as described above for qualifying fair value or cash flow hedges. If currency swaps do not meet hedge accounting criteria, gains or losses from those derivatives are recognized in "Realized investment (losses) gains, net."

The table below summarizes the Company's outstanding positions by derivative instrument types as of March 31, 2001 and December 31, 2000. As of March 31, 2001 none of the Company's derivatives qualify for hedge accounting.

                             Derivative Instruments
                                 (in thousands)

                                         March 31,                              December 31,
                                           2001                                     2000
                                       -------------                           --------------

                                         Estimated    Carrying                   Estimated       Carrying
                           Notional     Fair Value      Value      Notional      Fair Value       Value
Non-Hedge
Accounting
---------------------

Swap Instruments
Interest rate             $  9,470         $  523     $  523      $  9,470         $   327        $  327
Currency                    27,440          4,750      4,750             -               -             -
Future contracts
US Treasury Futures        168,100          (740)      (740)       201,700           2,463         2,463

Hedge Accounting
---------------------

Swap Instruments
Currency                         -              -          -        28,326           1,633         2,155



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------

The following analysis should be read in conjunction with the Notes to Consolidated Financial Statements.

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance, individual variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced ("PACE") primarily through Prudential's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers which have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements. Beginning February 1, 2001, Taiwan's net income is not included in the Company's results of operations.

Generally, policyholders who purchase the Company's products have the option of investing in the Separate Accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General Account. The Company earns its profits through policy fees charged to Separate Account annuity and life policyholders and through the interest spread for the GIC and General Account annuity and life products. Policy fees are assessed on the policyholder fund balances. These fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders' accounts. The majority of the fund balances and new sales, except for the GIC product, are in the Separate Accounts rather than the General Account.

The Company's Changes in Financial Position and Results of Operations are described below.

1.       Analysis of Financial Condition

From December 31, 2000 to March 31, 2001 there was a decrease of $1,261 million in total assets from $23,059 million to $21,798 million, the majority of which relates to a $1,369 million decrease in Separate Accounts primarily from stock market declines, as described below. Excluding the Separate Accounts, total assets increased by $108 million primarily due to fixed maturity appreciation resulting from declining interest rates and from positive cash inflows. The transfer of Pruco Taiwan assets to an affiliated company as part of the coinsurance agreement (described in the Notes to Consolidated Financial Statements), reduced total investments by $90 million and other assets by $20 million but is offset by the establishment of a reinsurance recoverable. The Company also reclassified held-to-maturity securities, amounting to $324.5 million at January 1, 2001 to the available-for-sale category.

During this three-month period, liabilities also decreased by $1,309 million from $21,226 million to $19,917 million. Corresponding with the asset change, Separate Account liabilities decreased by $1,369 million due to net investment losses of $1,385 million, expense disbursements of $36 million, offset slightly by positive net sales (contributions less surrenders and withdrawals). Current year net sales of $52 million ($398 contributions less $346 surrenders/withdrawals) are $402 million lower than the prior year first quarter net sales of $454 ($719 contributions less $265 surrenders and withdrawals) due primarily to the decrease in Discovery Select annuity product exchange sales due to discontinuation of the Exchange Program on May 1, 2000. Policyholder account balances increased by $90 million due to interest credited of $49 million and positive cash inflows from the Pace GIC and from the Variable Universal Life
(VUL) product. Future policy benefit liabilities increased by $14 million due to sales of term insurance, additional extended term insurance, and increases to Taiwan premium reserves. A reduced level of securities lending activity decreased liabilities by $40 million. Taxes payable increased by $11 million due to first quarter current and deferred tax expense offset somewhat by the transfer of the Taiwan branch tax liability to the Taiwan affiliate. Other liabilities decreased by $16 million mainly due to the transfer to the Taiwan affiliate.

2.      Results of Operations

Net Income
Consolidated net income of $28.6 million for the first quarter of 2001 was $15.2 million higher than for the first quarter of 2000. The main driver in the rise in net income was an increase from the prior year in realized gains of $21.2 million from the sale of fixed maturities in 2001 in a declining interest rate environment. Somewhat offsetting this increase, was a decline in net asset management fee revenue of $7.8 million ($14.4 million in revenues less $6.6 million of expenses) as the Company ceased receiving fee income or paying asset management fee expenses related to the Pru Series Fund as of January 1, 2001, as described in the Notes to Consolidated Financial Statements. In addition, as also described in the Notes to Consolidated Financial Statements, the Company did not receive net income from the Taiwan branch after January 31, 2001. Net income for Taiwan for the first quarter of 2000 was $.9 million compared to a loss of $.3 million in 2001. Variances by income statement line item are described in the following paragraphs.

Revenues
Consolidated revenues increased by $13.5 million, from $233.0 million to $246.5 million. As discussed above, realized gains increased revenues by $21.2 million while the absence of Pru Series Fund asset management fees reduced revenues by $14.4 million. Policy charges and fee income, consisting primarily of mortality and expense (M&E), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $4.2 million, consisting of a $4.5 million increase for the domestic life business and a decline of $.3 million for the individual annuity business. Although life product policyholder account balances declined somewhat from December 31, 2000, the average balance was higher in first quarter 2001 than in first quarter 2000. Annuity fund balances are substantially lower than December 31, 2000, as described in the "Analysis of Financial Condition", however most of the decline happened in March 2001 therefore first quarter M&E was not fully impacted. Premiums decreased by $3.8 million due to the transfer of the Taiwan branch as of January 31, 2001 causing an $11.9 million decline in premiums which is offset somewhat by higher term insurance and extended term premiums. Net investment income increased by $5.8 million from the prior year. Income from fixed maturites increased by $9 million as the fixed maturity investment balance grew approximately $439 million since March 31 2000, mainly due to GIC sales. Offsetting this was a decrease in Separate Account seed money gains.

Benefits and Expenses
Policyholder benefits decreased by $5.4 million mainly due to decreases in reserve provisions and benefits for Taiwan of $8.0 million due to the transfer. Domestic life had an increase in reserves of $3.8 million from term insurance and extended term premiums, while annuity reserves decreased due to lower premiums from annuitizations. Interest credited to policyholder account balances increased by $10.6 million as policyholder account balances grew by $536 million from March 2000 mainly due to the increase in GIC policyholder account balances from sales as mentioned above. In addition, annuity fund balances increased by $ 162 million which contributed to the increase in interest credited.

General, administrative, and other expenses decreased $8.3 million from the prior year. Commission and distribution expenses after capitalization are $ 22.3 million lower due to a change in the allocation of distribution expenses to a market based pricing arrangement as of April 1, 2000, which lowered expenses by $11.5 million. In addition annuity distribution expenses are lower due to a decrease in sales and fund values that drive the transfer pricing fee. Another contributor to the decrease was the discontinuation of asset management fees paid to PGAM for managing the Separate Account Portfolios, which amounted to $6.6 million in 2000. Deferred acquisition cost (DAC) amortization increased by $7.7 million due to increases in deferrable expenses as a result of sales and increased amortization associated with a decline in expected future profits from stock market declines. The remaining rise in expenses of $12.9 million is due to increases in salary, consulting, and data processing costs.

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

The Company had $21.8 billion of assets at March 31, 2001 compared to $23.1 billion at December 31, 2000, of which $14.9 billion and $16.2 billion were held in Separate Accounts at March 31, 2001 and December 31, 2000, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The Company's exposure to market risks and the way these risks are managed, are summarized in Item 7a of the 2000 Form 10K.

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

                  (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

                  (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).

                  (iv)     Securities registered and sold for the account of the
                           Company:


                                Amount registered*:                                          $ 500,000,000
                                Aggregate price of the offering amount registered:           $ 500,000,000
                                Amount sold*:                                                $ 360,936,498
                                Aggregate offering price of amount sold to date:             $ 360,936,498

                                * Securities not issued in predetermined units

                                No securities have been registered for the account of
                                any selling security holder.

                       (v)      Expenses associated with the issuance of the securities:

                                         Underwriting discounts and commissions**            $   9,784,737
                                         Other expenses**                                    $  19,537,393
                                                                                            --------------
                                                 Total                                       $  29,322,130

                                    ** Amounts are estimated and are paid to affiliated parties.



                       (vi)     Net offering proceeds:                                       $ 331,614,368

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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)





Signature                      Title                                Date



                               President and Director               May 14, 2001
--------------------------
Esther H. Milnes




                               Principal Financial Officer and      May 14, 2001
--------------------------     Chief Accounting Officer
William J. Eckert, IV