Form 10-Q
period 2001-06-30
PRUCO LIFE INSURANCE CO
filed 2001-08-14
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 2001. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                Page No.
                                                                                                -------

         Cover Page                                                                                -

         Index                                                                                     2


                         PART I - Financial Information
                         ------------------------------

Item 1.  (Unaudited) Financial Statements

                  Consolidated Statements of Financial Position
                  As of June 30, 2001 and December 31, 2000                                        3

                  Consolidated Statements of Operations and Comprehensive Income
                  Three and Six months ended June 30, 2001 and 2000                                4

                  Consolidated Statements of Changes in Stockholder's Equity
                  Periods ended June 30, 2001 and December 31, 2000 and 1999                       5

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2001 and 2000                                          6


                  Notes to Consolidated Financial Statements                                       7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               13


                           PART II - Other Information
                           ---------------------------

Item 2.  Changes in Securities and Use of Proceeds                                                14

Item 6.  Exhibits and Reports on Form 8-K                                                         15

         Signature Page                                                                           16

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
As of June 30, 2001 and December 31, 2000 (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     (Unaudited)
                                                                                                       June 30,       December 31,
                                                                                                         2001             2000
                                                                                                     ------------     ------------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 2001: $3,978,883; 2000: $3,552,244)          $  4,011,508     $  3,561,521
     Held to maturity, at amortized cost (fair value, 2000: $320,634)                                           -          324,546
Equity securities - available for sale, at fair value (cost, 2001: $268; 2000: $13,446)                       486           10,804
Investment in affiliate                                                                                    39,358                -
Mortgage loans on real estate                                                                               8,791            9,327
Policy loans                                                                                              859,271          855,374
Short-term investments                                                                                     99,007          202,815
Other long-term investments                                                                                90,266           83,738
                                                                                                     ------------     ------------
               Total investments                                                                        5,108,687        5,048,125
Cash and cash equivalents                                                                                 495,247          453,071
Deferred policy acquisition costs                                                                       1,112,790        1,132,653
Deferred ceding commissions                                                                                69,786                -
Accrued investment income                                                                                  76,863           82,297
Reinsurance recoverable                                                                                   192,781           31,568
Receivables from affiliates                                                                                33,593           51,586
Other assets                                                                                               54,284           29,445
Separate Account assets                                                                                15,489,884       16,230,264
                                                                                                     ------------     ------------
TOTAL ASSETS                                                                                         $ 22,633,915     $ 23,059,009
                                                                                                     ============     ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                                      $  3,792,116     $  3,646,668
Future policy benefits and other policyholder liabilities                                                 736,765          702,862
Cash collateral for loaned securities                                                                     230,479          185,849
Securities sold under agreement to repurchase                                                              64,110          104,098
Income taxes payable                                                                                      268,431          235,795
Other liabilities                                                                                         165,299          120,891
Separate Account liabilities                                                                           15,489,884       16,230,264
                                                                                                     ------------     ------------
Total liabilities                                                                                      20,747,084       21,226,427
                                                                                                     ------------     ------------
Contingencies (See Footnote 2)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                                              2,500            2,500
Paid-in-capital                                                                                           466,748          466,748
Retained earnings                                                                                       1,403,457        1,361,924

Accumulated other comprehensive income
    Net unrealized investment gains                                                                        14,126            4,730
    Foreign currency translation adjustments                                                                    -           (3,320)
                                                                                                     ------------     ------------
Accumulated other comprehensive income                                                                     14,126            1,410
                                                                                                     ------------     ------------
Total stockholder's equity                                                                              1,886,831        1,832,582
                                                                                                     ------------     ------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                                            $ 22,633,915     $ 23,059,009
                                                                                                     ============     ============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three and Six Months Ended June 30, 2001 and 2000 (In Thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                       Six months ended                Three months ended
                                                                            June 30,                         June 30,

                                                                     2001            2000             2001             2000
                                                                   --------       ---------         ---------        --------
REVENUES

Premiums                                                           $ 47,354       $  60,728         $  23,936        $ 33,477
Policy charges and fee income                                       240,330         229,407           121,226         114,526
Net investment income                                               174,803         167,975            84,493          83,501
Realized investment gains (losses), net                                 307         (13,994)          (10,570)         (3,683)
Asset management fees                                                 3,869          34,852             1,716          18,331
Other income                                                            740             410                70             207
                                                                   --------       ---------         ---------        --------
Total revenues                                                      467,403         479,378           220,871         246,359
                                                                   --------       ---------         ---------        --------
BENEFITS AND EXPENSES

Policyholders' benefits                                             115,490         117,720            58,585          55,388
Interest credited to policyholders' account balances                 98,033          79,451            49,225          41,288
General, administrative and other expenses                          201,061         212,548            97,522         100,689
                                                                   --------       ---------         ---------        --------
Total benefits and expenses                                         414,584         409,719           205,332         197,365
                                                                   --------       ---------         ---------        --------
Income from operations before income taxes                           52,819          69,659            15,539          48,994
                                                                   --------       ---------         ---------        --------
Income tax provision                                                 11,286          23,537             2,645          16,305
                                                                   --------       ---------         ---------        --------
NET INCOME                                                           41,533          46,122            12,894          32,689
                                                                   --------       ---------         ---------        --------
Other comprehensive income, net of tax:

Unrealized gains (losses)on securities,
net of reclassification adjustment                                    9,396             575            (7,215)         (5,914)

Foreign currency translation adjustments                              3,320          (1,427)                -          (1,461)
                                                                   --------       ---------         ---------        --------
Other comprehensive income (loss)                                    12,716            (852)           (7,215)         (7,375)
                                                                   --------       ---------         ---------        --------
TOTAL COMPREHENSIVE INCOME                                         $ 54,249       $  45,270          $  5,679        $ 25,314
                                                                   ========       =========          ========        ========


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
Periods Ended June 30, 2001 and December 31, 2000 and 1999 (In Thousands)
---------------------------------------------------------------------------------------------------------------

                                                                                Accumulated
                                                                                   other             Total
                                    Common      Paid-in-       Retained         comprehensive     stockholder's
                                     stock       capital       earnings         income (loss)        equity
                                   --------    ---------     -----------        -------------     -------------
Balance, January 1, 1999           $ 2,500     $ 439,582     $ 1,202,833          $   8,317       $ 1,653,232

    Net income                           -             -          55,595                  -            55,595

    Change in foreign currency
      translation adjustments,
      net of taxes                       -             -               -               (742)             (742)

    Change in net unrealized
      investment losses, net of
      reclassification adjustment
      and taxes                          -             -               -            (38,266)          (38,266)
                                   -------     ---------     -----------          ---------       -----------

Balance, December 31, 1999         $ 2,500     $ 439,582     $ 1,258,428          $ (30,691)      $ 1,669,819

    Net income                           -             -         103,496                  -           103,496

    Contribution from Parent             -        27,166               -                  -            27,166

    Change in foreign currency
      translation adjustments,
      net of taxes                       -             -               -               (993)             (993)

    Change in net unrealized
      investment losses, net of
      reclassification adjustment
      and taxes                          -             -               -             33,094            33,094
                                   -------     ---------     -----------          ---------       -----------

Balance, December 31, 2000         $ 2,500     $ 466,748      $1,361,924          $   1,410       $ 1,832,582

    Net income                           -             -          41,533                  -            41,533

    Change in foreign currency
      net of taxes                       -             -               -              3,320             3,320

    Change in net unrealized
      investment gains, net of
      reclassification adjustment
      and taxes                          -             -               -              9,396             9,396
                                   -------     ---------     -----------          ---------       -----------

Balance, June 30, 2001             $ 2,500     $ 466,748     $ 1,403,457         $   14,126       $ 1,886,831
                                   =======     =========     ===========         ==========       ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2001 and 2000 (In Thousands)
----------------------------------------------------------------------------------------------------------

                                                                                2001              2000
                                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $     41,533      $     46,122
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                               (39,033)          (33,005)
     Interest credited to policyholders' account balances                         98,033            79,451
     Realized investment (gains) losses, net                                        (307)           13,994
     Amortization and other non-cash items                                       (12,227)            4,426
     Change in:
         Future policy benefits and other policyholders' liabilities              33,903            40,605
         Accrued investment income                                                 5,434            (4,487)
         Receivables from affiliates                                              24,651           (22,065)
         Policy loans                                                            (25,851)          (33,770)
         Deferred policy acquisition costs and ceding commissions                (49,923)          (58,669)
         Income taxes payable                                                     38,364            63,359
         Other, net                                                               15,242            48,725
                                                                            ------------      ------------
Cash Flows From Operating Activities                                             129,819           144,686
                                                                            ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                              1,767,648         1,065,356
               Held to maturity                                                        -            20,871
         Equity securities                                                           274               251
         Mortgage loans on real estate                                               536               585
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                             (1,980,148)       (1,327,324)
         Equity securities                                                          (176)           (4,155)
     Cash collateral for loaned securities, net                                   44,630            43,765
     Securities sold under agreement to repurchase, net                          (39,988)           85,444
     Other long-term investments                                                  (2,717)           (5,834)
     Short-term investments, net                                                 103,855           (64,289)
                                                                            ------------      ------------
Cash Flows Used In Investing Activities                                         (106,086)         (185,330)
                                                                            ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                               731,505         1,432,001
          Withdrawals                                                           (647,426)       (1,254,729)
     Cash provided to affiliate                                                  (65,636)                -
                                                                            ------------      ------------
Cash Flows From Financing Activities                                              18,443           177,272
                                                                            ------------      ------------
     Net increase in Cash and cash equivalents                                    42,176           136,628
     Cash and cash equivalents, beginning of year                                453,071           198,994
                                                                            ------------      ------------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                   $    495,247      $    335,622
                                                                            ============      ============

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

2.       CONTINGENCIES AND LITIGATION

Prudential and the Company are subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and Prudential and that are typical of the businesses in which the Company and Prudential operate. Some of these proceedings have been brought on behalf of various alleged classes of complaintants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

As of June 30, 2001, Prudential and/or the Company remained a party to approximately 50 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 40 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $ 669.0 million and $685.9 million at June 30, 2001 and December 31, 2000, respectively. The fees received related to the COLI policies were $4.4 million for the period ending June 30, 2001.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Reinsurance
The Company currently has four reinsurance agreements in place with Prudential and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended June 30, 2001 or 2000. The fourth agreement which is new for 2001 is described below.

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

As part of this transaction, the Company made a capital contribution to Prudential of Taiwan in the amount of the net equity of the Company's Taiwan branch as of the date of transfer. As of June 30, 2001, the Company retains an ownership interest of 12% in the stock of Prudential of Taiwan. The Company has dividended its interest in Prudential of Taiwan to Prudential in July 2001.

Premiums and benefits ceded for the period ending June 30, 2001 from the Taiwan coinsurance agreement were $41.3 million and $6.0 million, respectively.

This transaction reduced the Company's 2001 effective tax rate due to a decrease in the deferred tax liability which had previously been established relating to the Taiwan branch.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential. There was no outstanding debt relating to this credit facility as of June 30, 2001 or December 31, 2000.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". The Company has adopted the provisions of SFAS No. 140 relating to transfers and extinguishments of liabilities which are effective for periods occurring after March 31, 2001. The adoption did not have an effect on the results of operations of the Company. The Company has adopted disclosures about collateral and for recognition and reclassification of collateral required under the statement for fiscal years ending after December 15, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following analysis should be read in conjunction with the Notes to Consolidated Financial Statements.

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance, individual variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") primarily through Prudential's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers which have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements. Beginning February 1, 2001, Taiwan's net income is not included in the Company's results of operations.

Generally, policyholders who purchase the Company's products have the option of investing in the Separate Accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General Account. The Company earns its profits through policy fees charged primarily to Separate Account annuity and life policyholders and through the interest spread for the GIC and certain annuity and individual life products. Policy fees are assessed on the policyholder fund balances. These fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned on the Company's investment portfolio that supports the products and the amount of interest credited to the policyholders' accounts. Products that generate spread income primarily include the GIC product, general account individual life insurance products, fixed annuities and the fixed-rate option of variable annuities. The majority of the fund balances and new sales, except for the GIC product, are in the Separate Accounts rather than the General Account.

The Company's Changes in Financial Position and Results of Operations are described below.

1.       Analysis of Financial Condition

From December 31, 2000 to June 30, 2001 there was a decrease of $425 million in total assets from $23,059 million to $22,634 million, the majority of which relates to a $740 million decrease in Separate Accounts primarily from stock market declines, as described below. Excluding the Separate Accounts, total assets increased by $315 million primarily due to an increase in the fixed maturity portfolio resulting from unrealized appreciation from declining interest rates and from positive cash inflows. The transfer of the Company's Taiwan branch reduced investments and other assets but is offset by the establishment of a reinsurance recoverable. The Company also reclassified held-to-maturity securities, amounting to $324.5 million at January 1, 2001 to the available-for-sale category.

During this six-month period, liabilities also decreased by $479 million from $21,226 million to $20,747 million. Corresponding with the asset change, Separate Account liabilities decreased by $740 million due to net investment losses of $760 million, expense disbursements and other changes of $110 million, offset by net sales of $130 million. Current year net sales of $130 million ($775 million of contributions less $645 million of surrenders and withdrawals) are $771 million lower than the prior year net sales of $901 ($1,461 million of contributions less $560 million of surrenders and withdrawals) primarily related to a decrease in Discovery Select annuity product ("Discovery Select") exchange sales resulting from the discontinuation of the Exchange Program on May 1, 2000. Policyholder account balances increased by $145 million primarily attributable to interest credited of $98 million and positive cash inflows from the PACE GIC and from the Variable Universal Life ("VUL") product. Future policy benefit liabilities increased by $34 million resulting from sales of term insurance, additional extended term insurance, and increases to Taiwan reserves. Net taxes payable increased by $33 million due to the current year tax provision and the receipt of tax refunds. Other liabilities increased by $44 million as a result of an increase in payables for securities purchased.

2.      Results of Operations

For the six months ended  June 30, 2001 versus 2000
---------------------------------------------------

Net Income
Consolidated net income of $41.5 million for the first six months of 2001 was $4.6 million lower than for the first six months of 2000. The largest factor affecting net income, was a decline in net asset management fee revenue of $15.8 million ($31.0 million in revenues less $15.2 million of expenses) as the Company ceased receiving fee income or paying asset management fee expenses related to the Pru Series Fund ("PSF") as of January 1, 2001, as described in the Notes to Consolidated Financial Statements. In addition, as a result of the transfer of the Company's Taiwan branch, net income for the Taiwan branch decreased by $3.8 million. Partially offsetting this decrease was an improvement in realized gains of $14.3 million as gains on sales of fixed maturities in 2001 offset an increase in permanent impairment writedowns, as described below. Variances by income statement line item are described in the following paragraphs.

Revenues
Consolidated revenues decreased by $12 million, from $479.4 million to $467.4 million. As discussed above, the elimination of PSF asset management fees reduced revenues by $31.0 million. Premiums decreased by $13.4 million from the prior year. The ceding of premiums pursuant to the transfer of the Company's Taiwan branch caused a $34.1 million decline in premiums. This was partially offset by higher term insurance sales of the Term Essential and Term Elite products and an increase in extended term premiums. These decreases were partially offset by increases in policy charges and fee income, realized capital gains and net investment income. Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $10.9 million. The increase was a result of a $13.6 million increase for domestic individual life products due to new business offset by a decline of $2.7 million for the individual annuity products as average fund balances have declined due to unfavorable valuation changes in the securities market. Realized gains improved by $14.3 million from the prior year mainly due to gains on sales of fixed maturities of $14.9 million in 2001 compared to losses of $17.2 million in 2000 as interest rates declined in 2001 increasing the fair value of the bonds. However, writedowns on fixed maturities that were deemed permanently impaired increased from $5 million in 2000 to $18.2 million in 2001. In addition realized gains on derivative instruments were $4 million higher in 2000. Net investment income increased by $6.8 million from the prior year as income from fixed maturites rose $15 million as a result of a fixed maturity balance that is $396 million higher than June 30, 2000, mainly due to GIC sales. A decrease of $9 million in Separate Account seed money gains somewhat offset the net investment income increase.

Benefits and Expenses
Policyholder benefits decreased by $2.2 million mainly due to decreases in reserve provisions and benefits for the Company's Taiwan branch of $24.6 million mostly offset by increases in domestic individual life products reserves of $17.3 million from sales of term insurance and extended term premiums. There were also increased death benefits of $3 million on Discovery Select, which represents minimum guaranteed death benefits on variable annuities. There were also increased surrender benefits on domestic individual life products. Interest credited to policyholder account balances increased by $18.6 million as policyholder account balances grew by $445 million from June 2000 mainly due to the increase in GIC policyholders' account balances from sales as mentioned above.

General, administrative, and other expenses decreased $11.5 million from the prior year. Commission and distribution expenses after capitalization are $ 18.4 million lower due to a change in the allocation of distribution expenses to a market based pricing arrangement as of April 1, 2000. The elimination of PGAM asset management expenses lowered expenses by $15.2 million. The transfer of the Company's Taiwan branch resulted in an expense reduction of $7.5 million. Partially offsetting these reductions was an additional $18 million of expenses from higher allocations charged to the Company for salary, consulting, and data processing costs due to new product sales. Deferred acquisition cost ("DAC") amortization increased by $11.6 million from increases in deferrable expenses as a result of sales, and increased amortization associated with a decline in expected future profits from stock market declines.

For the three months ended June 30, 2001 versus 2000
----------------------------------------------------

Net income
Consolidated net income for the three months ended June 30, 2001 is $19.8 million lower than the prior year comparable three month period. One main driver is the elimination of PSF net asset management fee income of $ 8.0 million ($16.6 million in revenues less $8.6 million of expenses). The other major factor was an increase in realized losses on fixed maturities of $6.9 million due to permanent impairment writedowns partially offset by realized gains on sales. In addition, the transfer of the Company's Taiwan branch lowered net income by $2.6 million.

Revenues
Consolidated revenues are $25.5 million lower than in the prior year comparable period. The elimination of PSF asset management fees decreased revenues by $16.6 million. Premiums decreased $9.5 million from the prior year. The ceding of premiums pursuant to the transfer of the Company's Taiwan branch decreased premiums by $22 million. This was partially offset by higher premiums from sales of term insurance and extended term premiums. Realized losses on fixed maturities worsened by $6.9 million as $17.5 million of permanent impairment writedowns were recorded in second quarter 2001 compared to only $ .9 million in the prior year. Partially offsetting the increase in writedowns were gains on sale of fixed maturities in 2001 compared to losses in the prior year. Policy charges and fee income increased $6.7 million due to an increase from domestic individual life products of $9.1 million from new business slightly offset by a decrease in individual annuity charges due to declining fund values as a result of the securities market. Net investment income is $1 million higher due to a higher fixed maturity portfolio as a result of cash inflows from the PACE GIC offset by lower gains on Separate Account seed money.

Benefits and Expenses
Policyholder benefits are $3.2 million higher due to an increase in reserves for term insurance and extended term premiums of $14.5 million, increased domestic individual life surrender benefits of $ 3.3 million and higher individual annuity death benefits of $1.8 million. Partially offsetting this are lower benefits and reserve changes of $16.5 million resulting from the transfer of the Company's Taiwan branch. Interest credited to policyholders' account balances increased $7.9 million as a result of increases to GIC fund balances and general account fund balances of the individual annuity and domestic individual life products.

General, administrative and other expenses decreased $3.2 million. The elimination of PGAM asset management expenses accounted for $8.6 million of the decrease. The transfer of the Company's Taiwan branch decreased expenses by $5.3 million. Partially offsetting these decreases were higher salary, consulting, and data processing costs allocated to the Company because of higher sales. DAC amortization increased by $3.9 million due to increases in deferrable expenses as a result of sales, and increased amortization associated with a decline in expected future profits from stock market declines.

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

The Company had $22.6 billion of assets at June 30, 2001 compared to $23.1 billion at December 31, 2000, of which $15.5 billion and $16.2 billion were held in Separate Accounts at June 30, 2001 and December 31, 2000, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

         (1)      The original effective date of the Registration Statement of the Company for the Discovery
         Preferred Variable Annuity on Form S-1 was declared effective on November 27, 1995 (Registration No.
         33-61143). The Discovery Select prospectus was added through filings under Rule 424 of the Securities
         Act of 1993. The registration statement continues to be effective through annual amendments, the most recent filed April 24, 2001 and declared effective May 1, 2001.

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

                  (iv)     Securities registered and sold for the account of the Company:


                           Amount registered*:                                          $ 500,000,000
                           Aggregate price of the offering amount registered:           $ 500,000,000
                           Amount sold*:                                                $ 367,015,915
                           Aggregate offering price of amount sold to date:             $ 367,015,915

                           * Securities not issued in predetermined units

                           No securities have been registered for the account of any selling security holder.

                  (v)      Expenses associated with the issuance of the securities:

                                    Underwriting discounts and commissions**            $   10,100,741
                                    Other expenses**                                    $   20,213,689
                                                                                        --------------
                                            Total                                       $   30,314,430

                                    ** Amounts are estimated and are paid to affiliated parties.


                  (vi)     Net offering proceeds:                                       $  336,701,485

                  (vii)    Not applicable.

                  (viii)   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

         4(a) Modified Guaranteed Annuity Contract is incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-37587 as filed November 2, 1990.

         4(b) Market-Value Adjustment Annuity Contract is incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-18053, as filed November 17, 1995.


        (b)  Reports on Form 8K
             ------------------

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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)




Signature                                   Title                                     Date
---------                                   -----                                     ----



_______________________________             Senior Vice President and Director        August 14, 2001
Esther H. Milnes


_______________________________             Principal Financial Officer and           August 14, 2001
William J. Eckert, IV                       Chief Accounting Officer

