Form 10-Q
period 2001-09-30
PRUCO LIFE INSURANCE CO
filed 2001-11-14
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---           EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---           SECURITIES EXCHANGE ACT OF 1934

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

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2001. Common stock, par value of $10 per share: 250,000 shares outstanding

===============================================================================

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

                         PART I - Financial Information
                         ------------------------------

Item 1.  (Unaudited) Financial Statements

                  Consolidated Statements of Financial Position
                  As of September 30, 2001 and December 31, 2000                                   3

                  Consolidated Statements of Operations and Comprehensive Income
                  Nine and Three months ended September 30, 2001 and 2000                          4

                  Consolidated Statements of Changes in Stockholder's Equity
                  Periods ended September 30, 2001 and December 31, 2000 and 1999                  5

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2001 and 2000                                    6

                  Notes to Consolidated Financial Statements                                       7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               13


                           PART II - Other Information
                           ---------------------------

Item 2.  Changes in Securities and Use of Proceeds                                                14

Item 6.  Exhibits and Reports on Form 8-K                                                         15

         Signature Page                                                                           16

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
As of September 30, 2001 and December 31, 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                                                (Unaudited)
                                                                                                September 30,          December 31,
                                                                                                     2001                  2000
                                                                                                -----------------------------------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 2001: $3,922,569; 2000: $3,552,244)     $  4,040,907          $  3,561,521
     Held to maturity, at amortized cost (fair value, 2000: $320,634)                                   --                 324,546
Equity securities - available for sale, at fair value (cost, 2001: $251; 2000: $13,446)                  509                10,804
Mortgage loans on real estate                                                                          8,504                 9,327
Policy loans                                                                                         870,610               855,374
Short-term investments                                                                                88,091               202,815
Other long-term investments                                                                          103,008                83,738
                                                                                                ------------          ------------
               Total investments                                                                   5,111,629             5,048,125
Cash and cash equivalents                                                                            464,629               453,071
Deferred policy acquisition costs                                                                  1,104,195             1,132,653
Deferred ceding commissions                                                                           69,961                  --
Accrued investment income                                                                             80,409                82,297
Reinsurance recoverable                                                                              212,379                31,568
Receivables from affiliates                                                                           39,238                51,586
Other assets                                                                                          30,530                29,445
Separate Account assets                                                                           13,771,222            16,230,264
                                                                                                ------------          ------------
TOTAL ASSETS                                                                                    $ 20,884,192          $ 23,059,009
                                                                                                ============          ============
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                                 $  3,752,714          $  3,646,668
Future policy benefits and other policyholder liabilities                                            772,761               702,862
Cash collateral for loaned securities                                                                195,081               185,849
Securities sold under agreement to repurchase                                                         82,712               104,098
Income taxes payable                                                                                 282,692               235,795
Other liabilities                                                                                    163,256               120,891
Separate Account liabilities                                                                      13,771,222            16,230,264
                                                                                                ------------          ------------
Total liabilities                                                                                 19,020,438            21,226,427
                                                                                                ------------          ------------
Contingencies (See Footnote 2)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                                         2,500                 2,500
Paid-in-capital                                                                                      466,748               466,748
Retained earnings                                                                                  1,339,178             1,361,924

Accumulated other comprehensive income
    Net unrealized investment gains                                                                   55,328                 4,730
    Foreign currency translation adjustments                                                            --                  (3,320)
                                                                                                ------------          ------------
Accumulated other comprehensive income                                                                55,328                 1,410
                                                                                                ------------          ------------
Total stockholder's equity                                                                         1,863,754             1,832,582
                                                                                                ------------          ------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                                       $ 20,884,192          $ 23,059,009
                                                                                                ============          ============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Nine and Three Months Ended September 30, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                    Nine months ended                  Three months ended
                                                       September 30,                       September 30,
                                                  2001             2000              2001              2000
                                               ---------         ---------         ---------         ---------
REVENUES

Premiums                                       $  62,522         $  87,695         $  15,168         $  26,967
Policy charges and fee income                    362,762           350,779           122,432           121,372
Net investment income                            260,303           248,495            85,500            80,520
Realized investment losses, net                  (36,314)          (15,222)          (36,621)           (1,228)
Asset management fees                              6,085            53,702             2,216            18,850
Other income                                       2,560               685             1,820               275
                                               ---------         ---------         ---------         ---------

Total revenues                                   657,918           726,134           190,515           246,756
                                               ---------         ---------         ---------         ---------

BENEFITS AND EXPENSES

Policyholders' benefits                          179,968           181,172            64,478            63,452
Interest credited to policyholders'
account balances                                 147,316           123,490            49,283            44,039
General, administrative and other expenses       307,948           304,903           106,887            92,354
                                               ---------         ---------         ---------         ---------

Total benefits and expenses                      635,232           609,565           220,648           199,845
                                               ---------         ---------         ---------         ---------
Income (loss) from operations before
income taxes                                      22,686           116,569           (30,133)           46,911
                                               ---------         ---------         ---------         ---------

Income tax provision (benefit)                     2,921            39,956            (8,365)           16,419
                                               ---------         ---------         ---------         ---------

NET INCOME (LOSS)                              $  19,765         $  76,613         $ (21,768)        $  30,492
                                               ---------         ---------         ---------         ---------
Other comprehensive income, net of tax:

Unrealized gains on securities, net of
reclassification adjustment                       50,598            14,271            41,202            13,696

Foreign currency translation adjustments           3,320               123                --             1,550
                                               ---------         ---------         ---------         ---------

Other comprehensive income                        53,918            14,394            41,202            15,246
                                               ---------         ---------         ---------         ---------

TOTAL COMPREHENSIVE INCOME                     $  73,683         $  91,007         $  19,434         $  45,738
                                               =========         =========         =========         =========


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
Periods Ended September 30, 2001 and December 31, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                                                 Accumulated
                                                                                                    other               Total
                                              Common          Paid-in-           Retained       comprehensive       stockholder's
                                              stock           capital            earnings       income (loss)          equity
                                           -----------      -----------        -----------       -----------         -----------
Balance,  January 1, 1999                  $     2,500      $   439,582        $ 1,202,833       $     8,317         $ 1,653,232

   Net income                                     --               --               55,595              --                55,595

    Change in foreign currency
         translation adjustments,                 --               --                 --                (742)               (742)
         net of taxes

    Change in net unrealized
        investment losses, net of                 --               --                 --             (38,266)            (38,266)
        reclassification adjustment
        and taxes
                                           -----------      -----------        -----------       -----------         -----------
Balance,  December 31, 1999                $     2,500      $   439,582        $ 1,258,428       $   (30,691)        $ 1,669,819

    Net income                                    --               --              103,496              --               103,496

    Contribution from Parent                      --             27,166               --                --                27,166
    Change in foreign currency
        translation adjustments,                  --               --                 --                (993)               (993)
        net of taxes

    Change in net unrealized
        investment losses, net of                 --               --                 --              33,094              33,094
        reclassification adjustment
        and taxes
                                           -----------      -----------        -----------       -----------         -----------
Balance,  December 31, 2000                $     2,500      $   466,748        $ 1,361,924       $     1,410         $ 1,832,582

    Net income                                    --               --               19,765              --                19,765

    Dividends                                                                      (42,511)                              (42,511)
    Change in foreign currency
        translation adjustments,                  --               --                 --               3,320               3,320
        net of taxes

    Change in net unrealized
        investment gains, net of
        reclassification adjustment               --               --                 --              50,598              50,598
        and taxes
                                           -----------      -----------        -----------       -----------         -----------
Balance,  September 30, 2001               $     2,500      $   466,748        $ 1,339,178       $    55,328         $ 1,863,754
                                           ===========      ===========        ===========       ===========         ===========


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                                2001                2000
                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $    19,765         $    76,613
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                              (38,777)            (50,971)
     Interest credited to policyholders' account balances                       147,316             123,490
     Realized investment losses, net                                             36,314              15,222
     Amortization and other non-cash items                                      (63,520)             (8,372)
     Change in:
         Future policy benefits and other policyholders' liabilities             69,899              57,423
         Accrued investment income                                                1,888             (10,231)
         Receivables from affiliates                                             12,348              23,524
         Policy loans                                                           (37,190)            (52,328)
         Deferred policy acquisition costs and ceding commissions               (41,503)            (75,914)
         Income taxes payable                                                    55,435              88,333
         Other, net                                                              17,334              16,593
                                                                            -----------         -----------
Cash Flows From Operating Activities                                        $   179,309         $   203,382
                                                                            -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                             2,233,807           1,703,145
               Held to maturity                                                      --              35,180
         Equity securities                                                          276               1,147
         Mortgage loans on real estate                                              823                 864
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                            (2,422,074)         (2,004,763)
         Equity securities                                                         (184)             (5,503)
     Cash collateral for loaned securities, net                                   9,232              87,309
     Securities sold under agreement to repurchase, net                         (21,386)             29,540
     Other long-term investments                                                (19,678)            (10,583)
     Short-term investments, net                                                114,755              (9,607)
                                                                            -----------         -----------
Cash Flows Used In Investing Activities                                        (104,429)           (173,271)
                                                                            -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                            1,033,550           1,894,558
          Withdrawals                                                        (1,031,396)         (1,638,109)
     Cash provided to affiliate                                                 (65,476)                 --
                                                                            -----------         -----------
Cash Flows From Financing Activities                                            (63,322)            256,449
                                                                            -----------         -----------
     Net increase in Cash and cash equivalents                                   11,558             286,560
     Cash and cash equivalents, beginning of year                               453,071             198,994
                                                                            -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   464,629         $   485,554
                                                                            ===========         ===========



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements(Unaudited)
--------------------------------------------------------------------------------
1.       BASIS OF PRESENTATION

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

Beginning in 1995, regulatory authorities and customers brought significant regulatory actions and civil litigation against the Company and Prudential involving individual life insurance sales practices. In 1996, Prudential, on behalf of itself and many of its life insurance subsidiaries including the Company entered into settlement agreements with relevant insurance regulatory authorities and plaintiffs in the principal life insurance sales practices class action lawsuit covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995. Pursuant to the settlements, the companies agreed to various changes to their sales and business practices controls, to a series of fines, and to provide specific forms of relief to eligible class members. Virtually all claims by class members filed in connection with the settlements have been resolved and virtually all aspects of the remediation program have been satisfied. While the approval of the class action settlement is now final, Prudential and the Company remain subject to oversight and review by insurance regulators and other regulatory authorities with respect to its sales practices and the conduct of the remediation program. The U.S. District Court has also retained jurisdiction as to all matters relating to the administration, consummation, enforcement and interpretation of the settlements. As of June 30, 2001, virtually all aspects of the settlement have been satisfied.

As of September 30, 2001, Prudential and/or the Company remained a party to approximately 44 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 36 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

Prudential has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

On August 13, 2000, plaintiffs filed a purported national class action against us in the District Court of Valencia County, New Mexico, Azar, et al. v. Prudential, based upon the alleged failure to adequately disclose the increased costs associated with payment of life insurance premiums on a "modal" basis, i.e., more frequently than once a year. Similar actions have been filed in New Mexico against over a dozen other insurance companies. The complaint includes allegations that we should have disclosed to each policyholder who paid for coverage on a modal basis the dollar cost difference between the modal premium and the annual premium required for the policy, as well as the effective annual percentage rate of interest of such difference. Based on these allegations, plaintiffs assert statutory claims including violation of the New Mexico Unfair Practices Act, and common law claims for breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, unjust enrichment and fraudulent concealment. The complaint seeks injunctive relief, compensatory and punitive damages, both in unspecified amounts, restitution, treble damages, pre-judgment interest, costs and attorneys' fees. We filed an answer denying the claims. Thereafter, both we and the plaintiffs filed separate motions for summary judgment. On March 9, 2001, the court entered an order granting summary judgment to plaintiffs as to liability, permitting us to appeal the order and staying the case pending completion of the appeal proceeding. The appeals court has agreed to hear the appeal and the briefing has been completed.

The balance of the Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

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

Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $608.4 million and $685.9 million at September 30, 2001 and December 31, 2000, respectively. The fees received related to the COLI policies were $4.7 million for the period ending September 30, 2001.

Reinsurance
The Company currently has four reinsurance agreements in place with Prudential and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended September 30, 2001 or 2000. The fourth agreement which is new for 2001 is described below.

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company's Taiwan branch including Taiwan's insurance book of business to an affiliated Company, Prudential Life Insurance Company of Taiwan Inc. ("Prudential of Taiwan"), a wholly owned subsidiary of Prudential.

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

As part of this transaction, the Company made a capital contribution to Prudential of Taiwan in the amount of the net equity of the Company's Taiwan branch as of the date of transfer. In July 2001, the Company dividended its interest in Prudential of Taiwan to Prudential.

Premiums and benefits ceded for the period ending September 30, 2001 from the Taiwan coinsurance agreement were $59.5 million and $9.2 million, respectively.


Debt Agreements
In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential. There was no outstanding debt relating to this credit facility as of September 30, 2001 or December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following analysis should be read in conjunction with the Notes to Consolidated Financial Statements.

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance, individual variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") primarily through Prudential's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements. Beginning February 1, 2001, Taiwan's net income is not included in the Company's results of operations.

Generally, policyholders who purchase the Company's products have the option of investing in the Separate Accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General Account. The Company earns its profits through policy fees charged primarily to Separate Account annuity and life policyholders and through the interest spread for the GIC and certain annuity and individual life products. Policy fees are assessed on the policyholder fund balances. These fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned on the Company's investment portfolio that supports the products and the amount of interest credited to the policyholders' accounts. Products that generate spread income primarily include the GIC product, general account individual life insurance products, fixed annuities and the fixed-rate option of variable annuities. The majority of the fund balances and new sales, except for the GIC product, are in the Separate Accounts.

The Company's Changes in Financial Position and Results of Operations are described below.

1.       Analysis of Financial Condition

From December 31, 2000 to September 30, 2001 there was a decrease of $2,175 million in total assets from $23,059 million to $20,884 million, the majority of which relates to a $2,459 million decrease in Separate Accounts primarily from stock market declines, as described below. The fixed maturity portfolio increased $155 million resulting from unrealized appreciation from declining interest rates and from positive cash inflows. The transfer of the Company's Taiwan branch reduced investments and other assets but is offset by the establishment of reinsurance recoverable. The Company also reclassified held-to-maturity securities, amounting to $324.5 million at January 1, 2001 to the available-for-sale category.

During this nine-month period, liabilities decreased by $2,206 million from $21,226 million to $19,020 million. Corresponding with the asset change, Separate Account liabilities decreased by $2,459 million as a result of net investment losses of $2,561 million, expense disbursements and other changes of $195 million, offset by net sales of $297 million. Current year net sales of $297 million ($1,210 million of contributions less $913 million of surrenders and withdrawals) are $760 million lower than the same period prior year net sales of $1,057 million ($1,902 million of contributions less $845 million of surrenders and withdrawals) primarily related to a decrease in Discovery Select annuity product ("Discovery Select") exchange sales resulting from the discontinuation of the Exchange Program on May 1, 2000. Sales of domestic life insurance products increased by $216 million from the prior year as a result of increased sales of the variable universal life product. Policyholder account balances increased by $106 million primarily attributable to interest credited. Future policy benefit liabilities increased by $70 million resulting from sales of term insurance, additional extended term insurance, and increases to Taiwan reserves. Net taxes payable increased by $47 million due to the current year tax provision and the receipt of tax refunds. Other liabilities increased by $42 million as a result of increases in payables for securities purchased, premium remittance accounts, and technical overdrafts.

2.       Results of Operations

For the nine months ended  September 30, 2001 versus 2000

Net Income
Consolidated income before tax was $93.9 million lower for the first nine months of 2001 than for the first nine months of 2000. Net income after taxes was $19.8 million in 2001, $56.8 million lower than the same period in 2000. Economic and market downturns resulted in increased writedowns for other than temporary impairments of fixed maturities of $42.0 million, and increased DAC amortization of $57.4 million for domestic life and annuity products, resulting from a decline in expected future profits. In addition, net asset management fee revenue declined $25.1 million ($47.6 million in revenues less $22.5 million of expenses). The Company ceased receiving fee income or paying asset management fee expenses related to the Prudential Series Fund ("PSF") as of January 1, 2001, as described in the Notes to Consolidated Financial Statements. Partially offsetting these decreases were realized gains on sales of fixed maturities in 2001 versus losses in 2000, which improved income by $33.0 million. Tax expense, and the effective tax rate, for the current year are lower than the prior year due to reduced income from operations before income taxes and benefits from nontaxable investment income.

Revenues
Consolidated revenues decreased by $68.2 million, from $726.1 million to $657.9 million. As discussed above, the elimination of PSF asset management fees reduced revenues by $47.6 million. Premiums decreased by $25.2 million from the prior year. The ceding of premiums pursuant to the transfer of the Company's Taiwan branch caused a $54.8 million decline in premiums. This was partially offset by higher term insurance sales of the Term Essential and Term Elite products, as those products were not launched until late 2000, and an increase in extended term premiums. Realized investment losses increased by $21.1 million from the prior year as recognized writedowns on fixed maturities increased from $8.0 million in 2000 to $50.0 million in 2001. In addition, gains on derivative instruments were $12 million less than in 2000. Partially offsetting these investment declines were gains on sales of fixed maturities of $14.2 million in 2001 compared to losses of $18.8 million in 2000 as interest rates declined in 2001 increasing the fair value of the bonds.

These decreases were partially offset by increases in policy charges and fee income and net investment income. Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $12.0 million. The increase was a result of a $20.9 million increase for domestic individual life products as the in-force business increased 12% from the prior year as new business sales resulted in higher mortality and sales based loading charges. These increases were partially offset by lower M&E charges for individual annuity and domestic life products as fund balances have declined as a result of unfavorable valuation changes in the securities market. Net investment income increased by $11.8 million from the prior year as income from fixed maturites rose $16.4 million as a result of a fixed maturity balance that is $371 million higher than September 30, 2000, from the reinvestment of proceeds from GIC sales.

Benefits and Expenses
Policyholder benefits decreased by $1.2 million as decreases in reserve provisions and benefits for the Company's Taiwan branch of $40.5 million were mostly offset by increases in domestic individual life product reserves, death benefits, and surrender benefits. Death benefits increased $20 million; $18 million was related to the September 11 terrorist attacks. Domestic individual life reserves increased $12.9 million as a result of sales of term insurance and extended term premiums. There were also increased benefits paid on surrenders of reduced paid up policies of $6.1 million. Interest credited to policyholder account balances increased by $23.8 million as policyholder account balances grew by $301 million from September 2000 mainly as a result of GIC sales, as mentioned above.

General, administrative, and other expenses increased $3.0 million from the prior year. A significant factor was an increase in DAC amortization of domestic life and annuity products of $57.4 million from increases in deferrable expenses as a result of sales, and increased amortization associated with a decline in expected future profits from stock market declines. There was also an additional $10 million of expenses from higher allocations charged to the Company for salary, consulting, and data processing costs. The Company is assuming a larger share of allocated costs as allocations are based on new sales of which the Company has a higher percentage than in the previous year. Commission and distribution expenses after capitalization are $22.2 million lower resulting from a change in the allocation of distribution expenses to a market based pricing arrangement as of April 1, 2000 and higher capitalization of commissions from new sales. The elimination of asset management expenses lowered expenses by $22.5 million. The transfer of the Company's Taiwan branch resulted in an expense reduction of $19.7 million.

For the three months ended September 30, 2001 versus 2000

Net income
Consolidated income (loss) before tax for the three months ended September 30, 2001 is $77.0 million lower than for the prior year comparable three-month period and $52.3 million lower after tax. The main drivers as discussed above are higher DAC amortization of $40.0 million and an increase in writedowns for other than temporary impairment of fixed maturities of $28.7 million. Another factor is the elimination of PSF net asset management fee income of $ 9.3 million ($16.6 million in revenues less $7.3 million of expenses). Tax expense, and the effective tax rate, for the current year are lower than the prior year due to reduced income from operations before income taxes and benefits from nontaxable investment income.

Revenues
Consolidated revenues are $56.2 million lower than in the prior year comparable period. Realized investment losses increased by $35.4 million as $31.7 million of impairment writedowns were recorded in third quarter 2001 compared to $3.0 million in the prior year, and derivative losses were higher in 2001. The elimination of PSF asset management fees decreased revenues by $16.6 million. Premiums decreased $11.8 million from the prior year. The ceding of premiums pursuant to the transfer of the Company's Taiwan branch decreased premiums by $20.7 million. This was partially offset by higher domestic premiums from sales of term insurance. Net investment income is $5 million higher as the fixed maturity portfolio grew as a result of reinvestment of cash inflows from the GIC product. Policy charges and fee income increased $1.1 million. Policy charges and fee income from domestic individual life products increased $7.3 million as a result of higher mortality and loading charges from growth in the in-force business. The increase was partially offset by decreases in individual annuity fees due to declining fund values as a result of the securities market.

Benefits and Expenses
Policyholder benefits increased $1.0 million from the prior year quarter. Increased death claims of $18 million relating to the September 11 terrorist attacks offset lower benefits of $16 million resulting from the transfer of the Company's Taiwan branch. Interest credited to policyholders' account balances increased $5.2 million primarily as a result of increases to GIC fund balances.

General, administrative and other expenses increased $14.5 million. DAC amortization for domestic life and annuity products increased by $41.0 million from increases in deferrable expenses as a result of sales, and increased amortization associated with a decline in expected future profits from stock market declines. Although the Company is assuming a larger share of allocated costs as allocations are based on new sales, the reduction in the reserve for unbeknownst modified endowments contracts ("UMEC") contributed to a decrease in general and administrative expenses for the quarter of $8 million. The elimination of asset management expenses resulted in a $7.3 million decrease. The transfer of the Company's Taiwan branch decreased expenses by $6.5 million. Commissions and distribution expenses for domestic products are $4.6 million lower than the prior year as a result of higher capitalization based on new sales.

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

The Company had $20.9 billion of assets at September 30, 2001 compared to $23.1 billion at December 31, 2000, of which $13.8 billion and $16.2 billion were held in Separate Accounts at September 30, 2001 and December 31, 2000, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

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

                  (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

                  (iii)    Market-Value Adjustment Annuity Contracts
                           (also known as modified guaranteed annuity contracts).

                  (iv)     Securities registered and sold for the account of the  Company:

                           Amount registered*:                                          $ 500,000,000
                           Aggregate price of the offering amount registered:           $ 500,000,000
                           Amount sold*:                                                $ 371,870,483
                           Aggregate offering price of amount sold to date:             $ 371,870,483

                           * Securities not issued in predetermined units

                           No securities have been registered for the account of any selling security holder.

                  (v)      Expenses associated with the issuance of the securities:

                                    Underwriting discounts and commissions**            $   10,399,251
                                    Other expenses**                                    $   20,926,805
                                                                                        --------------
                                            Total                                       $   31,326,056

                                    ** Amounts are estimated and are paid to affiliated parties.


                  (vi)     Net offering proceeds:                                       $  340,544,427

                  (vii)    Not applicable.

                  (viii)   Not applicable.

                                       14

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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)





Signature                   Title                              Date
---------                   -----                              ----


                            Executive Vice President           November 14, 2001
-----------------------
Andrew J.  Mako


                            Principal Financial Officer and    November 14, 2001
-----------------------     Chief Accounting Officer
William J. Eckert, IV