Form 10-K
period 2001-12-31
PRUCO LIFE INSURANCE CO
filed 2002-03-28
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_             EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


             Arizona                                  22-1944557
----------------------------------       --------------------------------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO ___
                                       ---

              State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 27, 2002. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
Cover Page                                                                                                   -

Index                                                                                                        2

PART I        Item 1.  Business                                                                              3
              Item 2   Properties                                                                            3
              Item 3.  Legal Proceedings                                                                     3
              Item 4.  Submission of Matters to a Vote of Security Holders                                   4

PART II       Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                 5
              Item 6.  Selected Financial Data                                                               5
              Item 7.  Management's Discussion and Analysis of Financial Position and Results of Operations  5
              Item 7a. Quantitative and Qualitative Disclosures About Market Risk                           17
              Item 8.  Financial Statements and Supplementary Data                                          21
              Item 9.  Changes in and Disagreements with Independent Accountants on Accounting
                         and Financial Disclosure                                                           21

PART III      Item 10. Directors and Executive Officers of the Registrant                                   22
              Item 11. Executive Compensation                                                               24
              Item 12. Security Ownership of Certain Beneficial Owners and Management                       24
              Item 13. Certain Relationships and Related Transactions                                       24

PART IV       Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                      25

Exhibit Index                                                                                               25

Signatures                                                                                                  27

Forward-Looking Statement Disclosure

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing impact of the events of September 11; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

                                     PART 1

Item 1.  Business

Pruco Life Insurance Company ("the Company") is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company is licensed to sell individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") in the District of Columbia, Guam and in all states except New York. The Company also had marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements.

The Company has one wholly owned subsidiary, Pruco Life Insurance Company of New Jersey ("PLNJ"). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in the states of New Jersey and New York. Another wholly owned subsidiary, The Prudential Life Insurance Company of Arizona ("PLICA") was dissolved on September 30, 2000. All assets and liabilities were transferred to the Company. PLICA had no new business sales in 2000, 1999 or 1998.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 ("the date of demutualization") Prudential converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. (the "Holding Company"). The demutualization was completed in accordance with Prudential's Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

Prudential intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Prudential is under no obligation to make such contributions and its assets do not back the benefits payable under the Company's policyholder contracts. During 2000, a capital contribution of $27.2 million resulted from the forgiveness of an intercompany receivable.

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

As of February 28, 2002, Prudential and/or the Company remained a party to approximately 44 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 20 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the stockholders held on June 15, 2001, the sole stockholder of the Company appointed the Board of Directors of the Company. The following are the Directors appointed at such meeting:

        James J. Avery, Jr.
        Vivian L. Banta
        Richard J. Carbone
        Helen M. Galt
        Jean D. Hamilton
        Ronald P. Joelson
        David R. Odenath, Jr.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The Company is a wholly-owned subsidiary of Prudential. There is no public market for the Company's common stock.

Item 6.  Selected Financial Data


                   Pruco Life Insurance Company and Subsidiary
                        For the Years Ended December 31,
                        --------------------------------
                                 (In Thousands)

                                               2001              2000              1999          1998          1997
                                               ----              ----              ----          ----          ----
Revenues
     Premiums and other revenue           $   593,912       $    670,445       $   575,190  $    473,975  $   435,547
     Realized investment (losses)
     gains, net                               (60,476)           (20,679)          (32,545)       44,841       10,974
     Net investment income                    343,638            337,919           276,821       261,430      259,634
                                          ---------------------------------------------------------------------------
Total revenues                                877,074            987,685           819,466       780,246      706,155
                                          ---------------------------------------------------------------------------

Benefits and Expenses
     Policyholders' benefits and interest
     credited to policyholders' account       452,046            419,073           341,894       312,731      310,352
     balances
     Other expenses                           382,701            410,684           392,041       231,320      227,561
                                          ---------------------------------------------------------------------------

Total benefits and expenses                   834,747            829,757           733,935       544,051      537,913
                                          ---------------------------------------------------------------------------

Income before income tax provision             42,327            157,928            85,531       236,195      168,242

Income tax (benefit) provision                (25,255)            54,432            29,936        84,233       61,868
                                          ---------------------------------------------------------------------------

Net income                                $    67,582       $    103,496       $    55,595  $    151,962  $   106,374
                                          ===========================================================================

Total assets at year end                  $22,093,412       $ 23,059,009       $21,768,508  $ 16,812,781  $12,851,467
                                          ===========================================================================

Separate Account liabilities at year end  $14,920,584       $ 16,230,264       $16,032,449  $ 11,490,751  $ 7,948,788
                                          ===========================================================================


Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations

The following analysis should be read in conjunction with the Notes to Consolidated Financial Statements.

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance, individual variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced ("PACE") primarily through Prudential's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements.

Generally, policyholders who purchase the Company's products have the option of investing in the Separate Accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General Account. The Company earns its profits through policy fees charged to Separate Account annuity and life policyholders and through the interest spread for the GIC and General Account annuity and life products. Policy charges and fee income consist mainly of three types, sales charges or loading fees on new sales, mortality and expense charges ("M&E") assessed on fund balances, and mortality and related charges based on total life insurance in-force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders' accounts. Products that generate spread income primarily include the GIC product, general account life insurance products, fixed annuities and the fixed-rate option of variable annuities. The majority of the fund balances and new sales, except for the GIC product, are in the Separate Accounts.

In accordance with a profit sharing agreement with Prudential that was in effect through December 31, 2000, the Company received fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). PSF are a portfolio of mutual fund investments related to the Company's Separate Account products. These revenues were recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income. The Company was charged an asset management fee by Prudential Global Asset Management ("PGAM") and Jennison Associates LLC ("Jennison") for managing the PSF portfolio. These fees were a component of "general, administrative and other expenses."

On September 29, 2000, the Board of Directors for the Prudential Series Fund, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential, and has appointed another subsidiary of Prudential as the fund manager for the PSF. The change was approved by the shareholders of PSFI during early 2001 and was effective as of January 1, 2001. Therefore as of January 1, 2001, the Company no longer receives fees associated with the PSF or incurs asset management expenses from PGAM and Jennison associated with the PSF. This transaction resulted in a decrease in net income from the prior year of $
34.2 million.

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

As part of this transaction, the Company made a capital contribution to Prudential of Taiwan in the amount of the net equity of the Company's Taiwan branch as of the date of transfer. In July 2001, the Company dividended its interest in Prudential of Taiwan totaling $45.8 million to Prudential.

Beginning February 1, 2001 Taiwan's net income is not included in the Company's results of operations. The Taiwan branch had net income of $1.8 million ($97.8 million in revenues and $96.0 million in expenses) in 2000.

On December 28, 2001, the Company paid to Prudential an extraordinary dividend which was approved by the Insurance Department of Arizona. The dividend was $108 million and was paid with cash of $26 million and fixed maturities of $82 million.

In connection with Prudential's demutualization, qualified annuity contract holders were given increases to their policy values in the form of policy credits. The policy credits of $128.0 million are reflected as a reduction of retained earnings.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews critical estimates and assumptions. If management determines, as a result of its consideration of facts and circumstances, that modifications in assumptions and estimates are appropriate, results of operations and financial position as reported in the Consolidated Financial Statements may change significantly.

The following sections discuss accounting policies applied in preparing our financial statements that Management believes are most dependent on the application of estimates and assumptions.

Valuation of investments
The major portion of our investments are recorded at fair value in the statement of financial position. Fair values are based on quoted market prices or estimates from independent pricing services, when available. However, when such information is not available, for example, with respect to private placement fixed maturity securities, fair value is estimated, typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality. Consequently, changes in estimated future cash flows or in our assessment of the issuer 's credit quality will result in changes in carrying value. For fixed maturities and equity securities classified as available for sale, the impact of such changes is recorded in "Accumulated other comprehensive income (loss)," a separate component of equity. However, the carrying value of these securities is written down to estimated fair value when a decline in value is considered to be other than temporary, and we record the corresponding impairment loss in "Realized investment losses, net," in the Consolidated Statements of Operations and Comprehensive Income. The factors we consider to determine if an impairment loss is warranted are discussed more fully in Note 2 to the Consolidated Financial Statements. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Policyholder liabilities and deferred policy acquisition costs
The liability for future policy benefits is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products where the timing and amount of payment depends on policyholder mortality surrender or retirement experience. For life insurance and annuity products, expected mortality is generally based on the Company 's historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are "locked-in" upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves.

Our liability for Unpaid claims and claim adjustment expenses includes estimates of claims that we believe have been incurred, but have not yet been reported ("IBNR"), as of the balance sheet date. These estimates, and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate.

For most life insurance and annuity products that we sell, we defer costs that vary with and are related primarily to the production of new business to the extent these costs are deemed recoverable from future profits, and we record these costs as an asset known as deferred policy acquisition costs or "DAC" "in the statements of financial position. We amortize this DAC asset over the expected lives of the contracts, based on the level and timing of either estimated profits or premiums, depending on the type of contract. For products with amortization based on future premiums, the amortization rate is locked-in when the product is sold. However, for products with amortization based on estimated profits, the amortization rate is periodically updated to reflect current period experience or changes in assumptions that affect future profitability, such as lapse rates, investment returns, mortality experience, expense margins and surrender charges. These changes result in adjustments to DAC balances in the period that we change our assumptions as well as changes in prospective DAC amortization. For example, adverse market conditions in 2001 resulted in declines in the market values of assets supporting our variable life insurance and annuity products, which in turn resulted in lower expectations regarding our estimated future gross profits from fee-based income. As a result, we recorded a higher level of DAC amortization in 2001 for these products. DAC is also subject to periodic recoverability testing.

Reserves for contingencies and litigation
A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management 's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. In situations in which the Company is to be indemnified by Prudential, as with the sales practices actions, a reserve for contingencies would not need to be established in the Company's financial statements.

Other significant estimates
In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. One example is the recognition of deferred tax assets, which depends on management's assumption that future earnings will be sufficient to realize the deferred benefit. This is discussed in Note 8 to the Consolidated Financial Statements.

The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2001 versus 2000

From December 31, 2000 to December 31, 2001 there was a decrease of $966 million in total assets from $23.059 billion to $22.093 billion, the majority of which relates to a $1.310 billion decrease in Separate Accounts primarily from stock market declines, as described below. The fixed maturity portfolio increased $139 million resulting from unrealized appreciation from declining interest rates and from positive cash inflows. The transfer of the Company's Taiwan branch accounted for using coinsurance accounting required the establishment of reinsurance recoverable of $260.6 million, and the inclusion of the Taiwan branch future policy reserve liabilities on the Company's balance sheet. The Company also reclassified held-to-maturity securities, amounting to $324.5 million at January 1, 2001 to the available-for-sale category.

During the year, liabilities decreased by $784 million from $21.226 billion to $20.442 billion. Separate account liabilities decreased $1.310 billion as a result of net investment losses of $1.388 billion, expense disbursements and other changes of $244 million offset by net sales of $322 million. Current year net sales of $322 million ($1.540 billion of contributions less $1.218 billion of surrenders and withdrawals) are $918 million lower than the same period prior year sales of $1.240 billion ($2.376 billion of contributions less $1.136 billion of surrenders and withdrawals). The primary reason for the decrease is declines in Discovery Select annuity product ("Discovery Select") exchange sales resulting from the discontinuation of the Exchange Program on May 1, 2000. The Exchange Program had provided the contract holders of older Prudential or Pruco Life annuity products an opportunity to convert to the Discovery Select product. Annuity product net sales declined $1.118 billion while variable life insurance sales grew $200 million from the prior year.

Policyholder account balances increased by $301 million from interest credited and positive cash inflows for the PACE product and the general account life and annuity products. Future policy benefit liabilities increased by $105 million resulting from sales of term insurance, additional extended term insurance, and increases to Taiwan branch reserves. Other liabilities increased by $108 million as a result of policy credits granted to Separate Account qualified annuity contract holders related to the demutualization.

Total equity declined $181 million from $1.832 billion at December 31, 2000 to $1.651 billion at December 31, 2001. The largest factor in this decrease is the payment of two dividends, which are discussed above, to Prudential totaling $153.8 million. One dividend consisted of an extraordinary dividend approved by the Insurance Department of Arizona for $108 million. The other dividend of $45.8 million represented the Company's net investment in its Taiwan branch, which was contributed to a sister company, Prudential Life Insurance Company of Taiwan, and subsequently dividended to Prudential. Refer to Note 14 for more information on the Taiwan dividend. Equity was also reduced by $128.0 million for policy credits to be made to eligible policyholders. In connection with Prudential's demutualization, qualified annuity contract holders were given increases to their policy values in the form of policy credits. In addition, equity was increased by net income of $67.6 million, net unrealized investment gains of $30.0 million and net foreign currency translation adjustments of $3.2 million.

2000 versus 1999

Total assets increased from $21.768 billion at December 31, 1999 to $23.059 billion at December 31, 2000, an increase of $1.291 billion, primarily from increases in investments and cash and cash equivalents of $945 million, and Separate Accounts of $198 million. Investments increased due to positive insurance cash inflows and unrealized appreciation of fixed maturities. A discussion of Separate Account balances and net sales follows.

Although there were positive Separate Account net sales of $1.240 billion (contributions of $2.376 billion less withdrawals of $1.136 billion), growth in the Separate Accounts was minimized by expense disbursements and other changes of $384 million, and in particular, investment losses from stock value declines of $658 million. This was in contrast to the prior year which experienced investment gains of $2.164 billion. However, the average Separate Account fund value during the current year, which is more indicative of fee income, was approximately $3 billion higher than the prior year, due to beginning of the year 2000 balances being substantially higher than the prior year. The majority of the net sales were from the Discovery Select annuity product ("Discovery Select"), which had net sales of $1.115 billion. This was significantly lower than net sales of Discovery Select of $2.646 billion in 1999 due primarily to the termination of the Exchange program in May 2000. Surrenders also increased due to the aging of the business and since exchange assets are not subject to surrender charges.

Total liabilities increased from $20.099 billion at December 31, 1999 to $21.226 billion at December 31, 2000, an increase of $1.127 billion. The increase was primarily due to increases to policyholder account balances of $522 million, securities lending liabilities of $181 million, Separate Account liabilities of $198 million, and an increase to future policy reserves of $73 million. The increase in policyholders' account balances from $3.125 billion at December 31, 1999 to $3.647 billion at December 31, 2000 was primarily due to increases of $315 million from sales of the PACE product, and an increase of $175 million, mainly due to exchanges and sales of the Discovery Select product for the General Account. Future policy benefits increased by $73 million from $630 million at December 31, 1999 to $703 million at December 31, 2000 primarily the result of increased sales and in-force business at the Taiwan branch.

Results of Operations

2001 versus 2000

Net Income
Consolidated net income was $35.9 million lower for the year ended December 31, 2001 than for the year ended December 31, 2000. Economic and market downturns resulted in increased realized investment losses for impairments and sales of fixed maturities of $39.8 million. In addition, there was increased amortization of deferred policy acquisition costs ("DAC") of $35.2 million for domestic life and annuity products, resulting from a decline in expected future profits. Net asset management fee revenue declined $34.2 million ($63.3 million in revenues less $29.1 million of expenses). The Company ceased receiving fee income or paying asset management fee expenses related to the Prudential Series Fund ("PSF") as of January 1, 2001, as described in the Notes to Consolidated Financial Statements. Policyholder benefits were $8.0 million higher as increases to domestic individual life product reserves, death benefits, and surrender benefits offset decreases in the Taiwan branch's policyholder benefits. Tax expense for the current year is lower than the prior year by $79.7 million due to reduced income from operations before income taxes and a refinement of the estimated benefits from nontaxable investment income.

Revenues
Consolidated revenues decreased by $110.6 million, from $987.7 million to $877.1 million. As discussed above, the elimination of PSF asset management fees reduced revenues by $63.3 million. Premiums decreased by $31.0 million from the prior year. The ceding of premiums pursuant to the transfer of the Company's Taiwan branch caused an $80.6 million decline in premiums. This was partially offset by higher term insurance sales of the Term Essential and Term Elite products, as those products were not launched until late 2000, and an increase in premiums related to extended term policy conversions. As an option in the event of a lapse, individual variable life insurance policies provide policyholders with additional extended term or reduced paid-up life insurance based on the amount that can be purchased with the remaining cash value of the contract (if the policyholder does not elect to receive the remaining cash value as a cash distribution). The application of the remaining cash value to purchase such coverage is recorded as premium revenue in the Statement of Operations. Future policy benefit reserves are also increased by the amount of these premiums.

Realized investment losses increased by $39.8 million from the prior year as recognized writedowns on fixed maturities with other than temporary impairments increased by $41.2 million in 2001. In addition, a realized loss of $29.2 million was recorded on the sale of Enron fixed maturities in 2001. Partially offsetting these investment declines were gains on sales of fixed maturities of $21.8 million in 2001(excluding Enron) compared to losses of $22.3 million in 2000 as interest rates declined in 2001 increasing the fair value of the bonds. The sales in 2000 were made in the early part of the year before rates substantially declined. Derivative instruments and other investment gains were $13.5 million less than in 2000. This was mainly the result of the Company's net short position in futures during 2001, versus a net long position in 2000, as interest rates were generally declining in both years.

 These decreases were partially offset by increases in policy charges and fee income and net investment income. Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $15.3 million. The increase was a result of a $29.0 million increase for domestic individual life products offset by a $13.7 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business and higher new sales. The in-force business grew from $53.214 billion at December 31, 2000 to $58.743 billion at December 31, 2001, an increase of 10.3%. In contrast, annuity fees are mainly asset based fees which are dependent on the fund balances which are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have declined as a result of unfavorable valuation changes in the securities market and lower sales due to the discontinuation of the Exchange program.

Net investment income increased by $5.7 million from the prior year as income from fixed maturities rose as a result of a higher average asset base from reinvestment of proceeds from GIC sales, and general account annuity life deposits. Partially offsetting this increase was a decline in short term investments and cash equivalent income mainly as a result of lower interest rates.

Other income increased $2.5 million due to an increase in the modal premium charge for policyholders who pay other than annual premiums, as a result of the growth of the term insurance business.

Benefits and Expenses
Policyholder benefits increased by $8.0 million from increases in domestic individual life product reserves, death benefits, and surrender benefits; offset by decreases in Taiwan's policyholder benefits. Death benefits increased $29.0 million due mainly to the increased in force business, with $11.6 million of the increase specifically related to the September 11 terrorist attacks. Domestic individual life reserves increased $32.6 million as a result of sales of term insurance and extended term premiums. There were also increased benefits paid on surrenders of reduced paid up policies of $8.3 million. Offsetting these were decreases in reserve provisions and benefits for the Company's Taiwan branch of $61.6 million.

Interest credited to policyholder account balances increased by $25.0 million as policyholder account balances grew by $301.0 million from December 2000 mainly as a result of GIC and general account life and annuity sales, as mentioned above.

General, administrative, and other expenses decreased $28.0 million from the prior year. Commission and distribution expenses after capitalization, excluding the Taiwan branch, are $33.2 million lower resulting from a change in the allocation of distribution expenses to a market based pricing arrangement as of April 1, 2000 and higher capitalization of commissions from new sales. The elimination of asset management expenses lowered expenses by $29.1 million. The transfer of the Company's Taiwan branch resulted in an expense reduction of $25.2 million.

 Partially offsetting these decreases was an increase in DAC amortization of domestic life and annuity products of $35.2 million from increases in deferrable expenses as a result of sales, and increased amortization associated with a decline in expected future profits from stock market declines. There was also an additional $24.3 million of expenses, excluding the Taiwan branch, driven by higher allocations charged to the Company for salary, consulting, and data processing costs. The Company is assuming a larger share of allocated costs as allocations are based on new sales of which the Company has a higher percentage than in the previous year.

2000 versus 1999

Net Income
Net income for the year ended December 31, 2000 was $103.5 million; an increase of $47.9 million from $55.6 million earned in the year ended December 31, 1999. The increase reflects a $168.2 million, or 20.5% increase in revenues, offset in part by a $95.8 million, 13.1% increase in expenses. Income taxes increased by $24.5 million corresponding with the income increase.

Revenues
Policy charges and fee income increased by $60.4 million, to $474.9 million in 2000 from $414.4 million in 1999. In addition, asset management fees, primarily representing fees collected from the Pru Series Funds ("PSF") increased by $10.8 million from the prior year. Although the Separate Account fund balances as of December 31, 2000 are only slightly higher than the prior year end due to stock market declines, (especially in the fourth quarter) the average fund balance during the year was $3 billion higher than the prior year, as is described in the "Changes In Financial Position" section. Strong securities market conditions contributed to significant appreciation in Separate Account asset values during 1999 which had a carryover effect on 2000 income, as beginning of the year balances were substantially higher than in the previous year. Policy charges for annuity and life products were $37.4 million and $23.0 million higher, respectively, than the prior year. Most of the annuity increase came from higher M&E charges from Discovery Select, as net sales of this product were approximately $1.1 billion. The increase in life policy fees is also due to a higher average fund balance than in the previous year.

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

Net investment income increased by $61.1 million to $337.9 million in 2000. The increase was primarily the result of higher income from fixed maturities of $45.8 million, and $10.4 million from short-term and cash equivalents, as the asset base increased. Investment of cash inflows from the PACE product was the primary cause of the increase in the asset base.

Realized investment losses, net were $20.7 million in 2000 compared to realized losses of $32.5 million for the prior year. This improvement of $11.8 million came primarily from derivative gains in 2000 of $15.0 million versus losses of $1.6 million in 1999. Partially offsetting this were realized losses on fixed maturities that were $5.7 million higher than in 1999, as most of the sales were made in early 2000, when interest rates were higher and writedowns for impairments deemed other than temporary were $12.3 million, an increase of $1.1 million from 1999.

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

General, administrative and other expenses, net of capitalization increased $18.6 million to $410.7 million in 2000. The largest factor in this increase is amortization of deferred policy acquisition costs ("DAC") of $129.0 million, which is $32.6 million higher than the prior year. Annuity DAC amortization increased $39.3 million to $72.8 million, due to growth in profitability of Discovery Select, and accelerated amortization associated with a decline in expected future gross profits as a result of unfavorable market conditions in 2000. Amortization of life products declined by $10.2 million due to prior year write-offs of DAC for policies that were rescinded as a result of the Company's policyholder remediation program, as described in the Notes to the financial statements. The Taiwan branch DAC amortization increased by $3.5 million due to growth in the business.

Commission and distribution expenses, net of capitalization are lower by $1.1 million due mainly to two offsetting factors. Growth in trail commissions on Discovery Select exchanges, which are nondeferable, increased expenses by $8.0 million. This was offset by a change in the allocation of distribution expenses to reflect a market based pricing arrangement. This decreased year over year expenses (net of capitalization) by $8.9 million.

Other general and administrative expenses were down $16.1 million from the prior year due to decreases in consulting fees, salary expenses, and charges to the reserve for unbeknownst modified endowment contracts ("UMEC"). Consulting and external contracted services charges were lower in 2000 by $7.9 million as the prior year had contracted external programmers for Year 2000 system preparation and data integrity projects. Decreases in staffing levels from the prior year resulted in reductions in salary expense and employee benefits of $4.1 million. Provisions made to UMEC were $6.3 million in 2000 which is $3.9 million less than the prior year. Offsetting these decreases slightly was an increase of $3.2 million for asset management fees, asset based charges for managing Separate Account investment portfolios, due to the increase in the average Separate Account balance.


Investment Portfolio and Investment Strategies

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $5.207 billion at December 31, 2001, versus $5.048 billion at December 31, 2000. A diversified portfolio of publicly traded bonds, private placements, commercial loans on real estate and equity investments is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

The asset management strategy for the portfolio is in accordance with an investment policy statement developed and coordinated within the Company by the Asset Liability and Risk Management Group, agreed to by senior management, and approved by the Board of Directors. In managing the investment portfolio, the long-term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset management strategies take into account the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset management strategies also include broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, quality across the portfolio, and recent activities to manage the portfolio are discussed below.

Fixed Maturities

The fixed maturity portfolio is diversified across maturities, sectors and issuers. The Company has classified all publicly traded securities as available for sale ("AFS"). As of December 31, 2001 all privately placed securities were classified as AFS compared to approximately 78% in 2000. The remainder of privately placed fixed maturities in 2000 was classified as held to maturity ("HTM"). AFS securities are carried in the Consolidated Statement of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. HTM securities are carried at amortized cost, and unrealized gains or losses on these securities are not recognized in the financial statements. At December 31, 2001 the fixed maturities portfolio totaled $4.025 billion, an increase of $143 million, based on fair value, compared to December 31, 2000. This increase in fixed maturities reflected growth in the overall portfolio due to positive cash flow from insurance operations during 2000, appreciation arising from a lower interest rate environment, as well as reinvestment of net investment income, offset by dividends paid in the form of fixed maturities. The following table displays a public/private breakout of this year's net unrealized appreciation in the fixed income portfolio versus during 2001.


                                           2001                                        2000
                      -----------------------------------------------------------------------------------------
                                                          Net                                        Net
                        Amortized       Estimated      Unrealized     Amortized      Estimated    Unrealized
                           Cost         Fair Value       Gains          Cost        Fair Value   Gains(Losses)
                      -------------   --------------  -------------  -----------    ----------- ----------------
                                                        (In Thousands)
Fixed Maturities
Publicly traded         $ 2,638,917    $ 2,695,135      $ 56,218     $ 2,385,108   $ 2,393,919     $   8,811
Privately placed          1,296,555      1,329,758        33,203       1,491,682     1,488,236        (3,446)
                        -----------    -----------      --------     -----------   -----------     ---------
Total                   $ 3,935,472    $ 4,024,893      $ 89,421     $ 3,876,790   $ 3,882,155     $   5,365
                        ===========    ===========      ========     ===========   ===========     =========

At December 31, 2001, the net unrealized capital gains/(losses) on the "available for sale" fixed maturity portfolio totaled $89.4 million compared to $9.3 million ($5.4 million including HTM) at December 31, 2000. The increase in the net unrealized capital gain position is primarily due to the effect of lower interest rates in 2001 versus 2000.

Gross investment income on fixed maturities increased by $16.1 million from 2000 to 2001 as a result of a higher asset base in 2001, offset by reinvestment and new purchases at lower rates. Realized losses of $60.9 million were $26.3 million greater than December 31, 2000. This variance is attributed to higher impairments taken in 2001 of $41.2 million, primarily relating to asset-backed securities, and losses on sale of Enron holdings of $29.2 million, offset by higher trading gains of $44.1 million, occurring mainly in the first half of the year.
The table below summarizes fixed maturity investment results:

                                 Year Ended December 31
                                ------------------------
                                   2001          2002
                                ---------      --------
                                     (In Thousands)
Gross Investment Income          $279,477      $263,325
Yield(1)                            7.32%         7.53%
Realized Capital Losses          ($60,924)     ($34,812)

(1) Yields are determined by dividing gross investment income by the average of year-end asset carrying values, excluding unrealized gains and losses, less one-half of gross investment income.

Credit Quality
The following table describes the credit quality of the fixed maturity portfolio, based on ratings assigned by the National Association of Insurance Commissioners ("NAIC") or Moody's Corporation, an independent rating agency:

                                     December 31, 2001                           December 31, 2000
                         ------------------------------------------- ------------------------------------------
                          Amortized             Estimated             Amortized            Estimated
  NAIC      Moody's          Cost        %      Fair Value     %         Cost        %    Fair Value      %
------------------------ --------------------- --------------------- ------------------------------------------
                                                      (In Thousands)
   1    AAA to AAA-       1,889,567     48.0%   1,930,014     48.0%  $1,811,068     46.7% $1,835,642     47.3%
   2    BBB+ to BBB-      1,727,161     43.9%   1,778,254     44.2%   1,794,309     46.3%  1,784,694     46.0%
   3    BB+ to BB-          198,945      5.1%     201,466      5.0%     118,652      3.0%    117,793      3.1%
   4    B+ to B-             81,558      2.1%      77,436      1.9%     113,050      2.9%    106,699      2.7%
   5    CCC or lower         20,782      0.5%      20,786      0.5%      22,093      0.6%     20,067      0.5%
   6    In or near default   17,459      0.4%      16,937      0.4%      17,618      0.5%     17,260      0.4%
                         ----------            ----------            ----------           ----------
        Total            $3,935,472    100.0%  $4,024,893    100.0%  $3,876,790    100.0% $3,882,155    100.0%
                         ==========            ==========            ==========           ==========

The fixed maturity portfolio consists largely of investment grade assets (rated "1" or "2" by the NAIC). Based on fair value, these investments accounted for 92% and 93% of the portfolio as of December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, less than 1% of the fixed maturities portfolio was rated "6" by the NAIC, defined as public and private placement securities which are currently non-performing or believed to be subject to default in the near-term.

The Company maintains separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities, which require special scrutiny and management. Our public fixed maturity asset managers formally review all public fixed maturity holdings on a monthly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or industry specific concerns. We classify public fixed maturity securities of issuers that have defaulted as loans not in good standing and all other public watch list assets as closely monitored.

Our private fixed maturity asset managers conduct specific servicing tests on each investment on an ongoing basis to determine whether the investment is in compliance or should be placed on the watch list or assigned an early warning classification. We assign early warning classification to those issuers that have failed a servicing test or experienced a minor covenant default, and we continue to monitor them for improvement or deterioration. We assign closely monitored status to those investments that have been recently restructured or for which a restructuring is a possibility due to substantial credit deterioration or material covenant defaults. We classify as not in good standing securities of issuers that are in more severe conditions, for example, bankruptcy or payment default.

                                               December 31, 2001                        December 31, 2000
                                       ---------------------------------        -------------------------------
                                         Book Value      % of  Total              Book Value     % of  Total
                                       ---------------  ----------------        --------------  ---------------
                                                                    (In Thousands)
Performing                               $ 3,903,871            99.2%            $ 3,799,529            98.0%
Watch List
  Closely monitored                           26,230             0.7%                 56,513             1.5%
  Not in good standing                         5,371             0.1%                 20,748             0.5%
                                         -----------        ---------            -----------        ---------
Total                                    $ 3,935,472           100.0%            $ 3,876,790           100.0%
                                         ===========        =========            ===========        =========

Writedowns for impairments of fixed maturities which were deemed to be other than temporary were $53.5 million, $12.3 million and $11.2 million for the years 2001, 2000 and 1999 respectively.

Portfolio Diversity
The fixed maturity portfolio is broadly diversified by type and industry of issuer. As of December 31, 2001, the greatest industry concentrations within the public portfolio were finance, utilities, and manufacturing. The greatest industry concentrations within the private portfolio were asset-backed securities, manufacturing and service. The fixed maturities portfolio is summarized below by issuer category:

                                                              December 31, 2001
                                             ------------------------------------------------
                                                Amortized          Estimated        % of
                                                   Cost           Fair Value     Fair Value
                                             ------------------------------------------------
                                                                (In Thousands)
         United States Government
             Securities and Obligations         $   303,606      $   303,453          7.5%
         Mortgage Backed Securities                  10,148           10,247          0.3%
         Asset Backed Securities (1)                577,528          590,245         14.7%
         Foreign Government Securities               27,331           29,454          0.7%
         Manufacturing                              782,944          803,155         19.9%
         Utilities                                  646,628          663,645         16.5%
         Retail and Wholesale                       223,373          230,162          5.7%
         Energy                                       5,223            5,173          0.1%
         Finance                                    688,064          711,932         17.7%
         Services                                   557,311          565,654         14.1%
         Transportation                             106,687          104,716          2.6%
         Other                                        6,629            7,057          0.2%
                                                -----------      -----------      --------
         Total                                  $ 3,935,472      $ 4,024,893        100.0%
                                                ===========      ===========      ========


                                                              December 31, 2000
                                             ------------------------------------------------
                                                Amortized          Estimated         % of
                                                  Cost             Fair Value    Fair Value
                                             ------------------------------------------------
                                                                 (In Thousands)
         United States Government
             Securities and Obligations         $   309,609      $   317,479          8.2%
         Mortgage Backed Securities                  31,479           31,809          0.8%
         Asset Backed Securities (1)                544,447          541,315         14.0%
         Foreign Government Securities              136,133          143,706          3.7%
         Manufacturing                              791,609          788,188         20.3%
         Utilities                                  634,671          628,657         16.2%
         Retail and Wholesale                       230,303          229,162          5.9%
         Energy                                       1,304            1,359            0%
         Finance                                    519,690          528,020         13.6%
         Services                                   548,729          544,555         14.0%
         Transportation                             122,655          121,565          3.1%
         Other                                        6,161            6,340          0.2%
                                                -----------      -----------      --------
         Total                                  $ 3,876,790      $ 3,882,155        100.0%
                                                ===========      ===========      ========


(1) Asset backed securities are primarily backed by credit card receivables, home equity loans, trade receivables and auto loans.

Commercial Loans on Real Estate
As of December 31, 2001, the Company's portfolio of commercial loans on real estate portfolio totaled $8.2 million, a reduction of $1.1 million from December 31, 2000, reflecting maturities and prepayments. The portfolio is comprised of commercial loans on real estate, with diversification by property type and geographic location. Refer to Footnote 3 in the Notes to Consolidated Financial Statements. Mortgage investment income is $0.9 million, which is $0.1 million lower than the prior year due to a lower asset base.

The Company evaluates its loans on a quarterly basis for watch list status based on compliance with various financial ratios and other covenants set forth in the loan agreements, borrower credit quality, property condition and other factors. The Company may place loans on early warning status in cases where it detects that the physical condition of the property, the financial situation of the borrower or tenant, or other factors could lead to a loss of principal or interest. The Company classifies as closely monitored those loans that have experienced material covenant defaults or substantial credit or collateral deterioration. Not in good standing loans are those for which there is a high probability of loss of principal, such as when the borrower is in bankruptcy or the loan is in foreclosure. An experienced staff of workout professionals actively manages the loans in the closely monitored and not in good standing categories.

Equity Securities
The Company's equity securities are comprised of common and non-redeemable preferred stock and are carried at estimated fair value on the Statement of Financial Position. Based on fair value, equity securities totaled $0.4 million in 2001 compared to $10.8 million in 2000. At December 31, 2001, the unrealized capital gains on the equity portfolio totaled $0.2 million compared to $2.6 million of losses at December 31, 2000. The equity securities' asset base declined due to the transfer of stocks in connection with the transfer of the Taiwan branch.

Short-Term Investments
Short-term investments include liquid debt instruments that have maturities between 3 - 12 months from date of purchase. These securities are carried at amortized cost, which approximates fair value. As of December 31, 2001, the Company's short-term investments totaled $215.6 million, an increase of $12.8 million compared to $202.8 million at December 31, 2000. Short-term yields decreased due to lower rates in 2001, partially offset by greater spread income earned on securities lending activity.

Derivatives
The Company uses derivatives primarily to alter mismatches between the duration of assets in its portfolios and the duration of insurance and annuity liabilities supported by those assets. These derivative contracts do not qualify for hedge accounting and, consequently, we recognize the changes in fair value of such contracts from period to period in current earnings. During 2001, $2.9 million of gains were realized in swaps versus a gain of $5.6 million in 2000. This was due to favorable 2001 and 2000 trends in exchange rates and spreads. During 2001, $4.3 million of losses were realized from futures versus gains of $9.4 million in 2000. This was the result of the Company's net short position in futures during 2001, versus a net long position in 2000, as interest rates were generally declining in both years.

Liquidity and Capital Resources

The Company's liquidity requirements include the payment of sales commissions, other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts in-force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments or through short term borrowing from its affiliate Prudential Funding Corporation (refer to Footnote 14 in the Notes to Consolidated Financial Statements). As of December 31, 2001, the Company's assets included $3.0 billion of cash and cash equivalents, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

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

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. Certain of the standards could have an impact on the measurement of statutory capital, which, in turn, could affect RBC ratios of insurance companies. The Company has adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $88 million, primarily as a result of the recognition of deferred tax assets.

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

The NAIC has adopted several regulatory initiatives designed to improve the surveillance and financial analysis regarding the solvency of insurance companies in general. These initiatives include the development and implementation of a risk-based capital formulae as described in the Liquidity and Capital Resources disclosure. The implementation of these standards has not had a significant impact on the Company.

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

Effective New Accounting Pronouncements

Refer to Footnote 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Risk Management, Market Risk, and Derivative Financial Instruments

As a wholly-owned subsidiary of Prudential, the Company benefits from the risk management strategies implemented by its parent. Risk management includes the identification and measurement of various forms of risk, establishment of acceptable risk thresholds, and creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Prudential considers risk management an integral part of its core businesses.

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

The Company's exposure to market risk results from "other than trading" activities in its insurance businesses. Market risks in the Company's insurance business are managed through an investment process that incorporates asset/liability management techniques and other risk management policies and limits. Derivatives, as discussed further below, are used to alter interest rate or currency exposures arising from mismatches between assets and liabilities. These include sensitivity and Value-at-Risk measures, positions and other limits based on type of risk, and various hedging methods.

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

The Company uses duration and convexity analyses to estimate the price sensitivity of assets and liabilities to interest rate changes. Duration is an estimate of the sensitivity of the fair value of a financial instrument relative to changes in interest rates. Convexity is an estimate of the rate of change of duration with respect to changes in interest rate, and is commonly used for managing assets with prepayment risk, such as mortgage backed securities. The Company seeks to manage its interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling "duration mismatch" of assets and liabilities. The Company has a target duration mismatch level of plus or minus 0.6 years. As of December 31, 2001, the difference between the pre-tax duration of assets and the target duration of liabilities in the Company's duration managed portfolio was 0.2 years.

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

Market Risk Related to Interest Rates

Assets that subject the Company to interest rate risk include fixed maturities, commercial loans on real estate, and policy loans. In the aggregate, the carrying value of these assets represented 68% of consolidated assets, other than assets that are held in Separate Accounts, as of December 31, 2001 and 70% as of December 31, 2000. With respect to liabilities, the Company is exposed to interest rate risk through policyholder account balances relating to life insurance and annuity investment type contracts.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2001 and 2000, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management's expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

This presentation does not include $2.753 billion and $2.587 billion of insurance reserves and deposit liabilities at December 31, 2001 and 2000, respectively. The Company believes that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in the following tables.

                                                             December 31, 2001
                                     ---------------------------------------------------------------
                                                                      Fair Value
                                                                      After + 100
                                                                      Basis Point
                                        Notional       Estimated       Parallel      Hypothetical
                                         Value           Fair         Yield Curve      Change in
                                     (Derivatives)       Value           Shift        Fair Value
                                     ---------------------------------------------------------------
                                                                     (In millions)
Financial Assets and Liabilities
with Interest Rate Risk:
Financial Assets:
     Fixed Maturities:
         Available for Sale                 -        $  4,025        $  3,902          $  (123)
         Held to Maturity                   -               -               -                -
     Commercial Loans on Real Estate        -              10              10                -
     Policy Loans                           -             934             880              (54)

Derivatives:
     Futures                             (128)              -               6                6
     Swaps                                  9               1               1                -

Financial Liabilities:
     Investment Contracts                   -          (2,053)         (2,028)              25

                                                                                       -------
Total Estimated Potential Loss                                                         $  (146)
                                                                                       =======


                                                              December 31, 2000
                                     ---------------------------------------------------------------
                                                                      Fair Value
                                                                      After + 100
                                                                      Basis Point
                                        Notional       Estimated       Parallel      Hypothetical
                                         Value           Fair         Yield Curve      Change in
                                     (Derivatives)       Value           Shift        Fair Value
                                     ---------------------------------------------------------------
                                                            (In millions)
Financial Assets and Liabilities
with Interest Rate Risk:
Financial Assets:
     Fixed Maturities:
         Available for Sale                  -        $  3,562        $  3,468        $   (94)
         Held to Maturity                    -             321             313             (8)
     Commercial Loans on Real Estate         -              11              10             (1)
     Policy Loans                            -             883             838            (45)

Derivatives:
     Futures                               202               2               1             (1)
     Swaps                                   9              .3              .1            (.2)

Financial Liabilities:
     Investment Contracts                    -          (1,785)         (1,760)            25

                                                                                      --------
Total Estimated Potential Loss                                                        $(124.2)
                                                                                      =======

The estimated changes in fair values of the financial assets shown above relate to assets invested in support of the Company's insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contract holders rather than the Company.

Market Risk Related to Equity Prices

The Company actively manages equity price risk relative to benchmarks in respective markets. Equity holdings are benchmarked against a blend of leading market indices, mainly the Standard & Poor's ("S&P") 500 and Russell 2000, and targets price sensitivities that approximate those of the benchmark indices. The Company estimates its equity price risk from a hypothetical 10% decline in equity benchmark market levels and measures this risk in terms of the decline in the fair value of the equity securities it holds. Using this methodology, the Company's estimated equity price risk at December 31, 2001 was $.038 million, representing a hypothetical decline in fair market value of equity securities held by the Company at that date from $.375 million to $.338 million. The Company's estimated equity price risk using this methodology at December 31, 2000 was $1.1 million, representing a hypothetical decline in fair market value of equity securities the Company held at that date from $10.8 million to $9.7 million. These amounts exclude equity securities relating to products for which investment risk is borne primarily by the contract holder rather than by the Company. While these scenarios are for illustrative purposes only and do not reflect management's expectations regarding future performance of equity markets or of the Company's equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events.

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

The Company calculates VaR estimates of exposure to loss from volatility in foreign currency exchange for a one month time period. The Company's estimated VaR at December 31, 2001 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one month time horizon, was $0.8 million, representing a hypothetical decline in fair market value of these foreign currency assets from $17.6 million to $16.8 million. The Company's estimated VaR at December 31, 2000 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one month time horizon, was $2.3 million, representing a hypothetical decline in fair market value of these foreign currency assets from $133.2 million to $130.9 million. These calculations use historical price volatilities and correlation data at a 95% confidence level.

The Company's average monthly VaR from foreign currency exchange rate movements measured at the 95% confidence level over a one month time horizon was $1.33 million during 2001 and $2.3 million during 2000.

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

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices, or the value of securities or commodities. Derivative financial instruments can be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forwards contracts. See Footnote 11 of the Notes to Consolidated Financial Statements as to the Company's derivative positions at December 31, 2001 and 2000. Under insurance statutes the Company may only use derivative securities in activities intended to offset changes in the market value of assets held, obligations, and anticipated transactions. These statutes prohibit the use of derivatives for speculation. The Company uses derivative financial instruments to manage market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or currency exposures arising from mismatches between assets and liabilities.

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

Mortality risks, generally inherent in most of the Company's life insurance and annuity products, are incorporated in pricing based on the Company's experience (if available and relevant) and/or industry experience. Mortality studies are performed periodically to compare the actual incidence of death claims in relation to business in force, to levels assumed in pricing and to industry experience. Expense risk is the risk that actual expenses exceed those assumed in pricing relates to all products and varies by volume of business as well as general price level changes. Persistency risk represents the risk that the pattern of policy surrenders will deviate from assumed levels so that policies do not remain in force long enough to allow the Company to recover its acquisition costs. Certain products are designed, by use of surrender charges and other features, to discourage early surrenders and thus mitigate this risk to the Company. Periodic studies are performed to compare actual surrender experience to pricing assumptions and industry experience.

For fee-based products in which investment risk is borne by the client, the Company retains the risk that fees charged may not adequately cover administrative expenses. The ability to earn a spread between these fees and the associated costs is dependent upon the competitive environment, product performance, the ability to attract clients and assets, and the Company's control of expense levels.

Credit Risk is the risk that counterparties or issuers may default or fail to fully honor contractual obligations and is inherent in investment portfolio asset positions including corporate bonds and commercial loans on real estate, private placements and other lending-type products, certain derivative transactions, and various investment operations functions. In derivative transactions, the Company follows an established credit approval process which includes risk control limits and monitoring procedures. The Company is also exposed to credit risk resulting from reinsurance transactions.
Limits of exposure by counterparty, are in place at the portfolio level, and counterparty concentration risk is also reviewed at the enterprise level. Credit concentration risks are limited based on credit quality, and enterprise-level concentrations are reviewed on a quarterly basis. Business group credit analysis units evaluate creditworthiness of counterparties and assign internal credit ratings based on data from independent rating agencies and their own fundamental analysis.

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


Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report.


Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Name                                      Position                                                         Age
----                                      --------                                                         ---
Vivian L. Banta                           Chairman of the Board and President                               51

James J. Avery, Jr.                       Vice Chairman of the Board and Director
50

Richard J. Carbone                        Director                                                          54

Helen M. Galt                             Director                                                          54

Jean D. Hamilton                          Director                                                          54

Ronald P. Joelson                         Director                                                          43

David R. Odenath, Jr.                     Director                                                          45

Andrew J. Mako                            Executive Vice President                                          45

C. Edward Chaplin                         Senior Vice President and Treasurer                               45

Hwei-Chung Shao                           Senior Vice President and Chief Actuary                           47

William J. Eckert, IV                     Vice President and Chief Accounting Officer                       39

Charles A. McGee                          Vice President and Comptroller                                    53

Clifford E. Kirsch                        Chief Legal Counsel and Secretary                                 42

Shaun M. Byrnes                           Senior Vice President                                             40

James Drozanowski                         Senior Vice President                                             59

Thomas F. Higgins                         Senior Vice President                                             47

Esther H. Milnes                          Senior Vice President                                             51

James B. O'Connor                         Senior Vice President                                             46

Vivian L. Banta, age 51, is President and Chairman of the Board of Directors of the Company. She has been Executive Vice President, Individual Financial Services, U.S. Consumer Group since 2000. From 1998 to 1999 she was a Consultant for Individual Financial Services. From 1997 to 1998, Ms. Banta was a Consultant for Morgan Stanley and prior to 1997 she was Executive Vice President, Global Investor Service, Chase Manhattan Bank.

James J. Avery, Jr., age 50, is Vice Chairman of the Board of Directors of the Company. Mr. Avery has been President, Prudential U.S. Consumer Group since 1998. From 1997 to 1998 he was Senior Vice President, Chief Financial Officer and Chief Actuary for the Prudential Individual Insurance Group. From 1995 to 1997 he was President, Prudential Select.

Richard J. Carbone, age 54, has been Senior Vice President and Chief Financial Officer since 1997. Prior to 1997 he was the Controller for Salomon Brothers.

Helen M. Galt, age 54, has been a Company Actuary for Prudential since 1993.

Jean D. Hamilton, age 54, has been Executive Vice President, Prudential Institutional since 1998. Prior to 1998 she was President of Diversified Group.

Ronald P. Joelson, age 43, has been Senior Vice President, Prudential Asset, Liability and Risk Management since 1999. From 1996 to 1999 he was President of Guaranteed Products, Prudential Institutional.

David R. Odenath, Jr., age 45, has been President of Prudential Investments since 1999. Prior to joining Prudential in 1999, Mr. Odenath was Senior Vice President and Director of Sales for the Investment Consulting Group at Paine Webber.

Andrew J. Mako, age 45, is Executive Vice President of the Company. Mr. Mako has been Vice President, Finance, U.S. Consumer Group since 1999. From 1996 to 1998, he was Vice President for the Business Performance Management Group of Prudential. Prior to 1996, he held various positions in Prudential since joining Prudential in 1978.

C. Edward Chaplin, age 45, has been Senior Vice President and Treasurer of Prudential Insurance Company of America since 2000. Prior to 2000, he was Vice President and Treasurer of Prudential Insurance Company of America.

Hwei-Chung Shao, age 47, has been Vice President and Associate Actuary, Prudential since 1996. Prior to 1996, she was Vice President and Assistant Actuary, Prudential Corporate Risk Management.

William J. Eckert, IV, age 39, was elected Vice President and Chief Accounting Officer of the Company in June 2000. Mr. Eckert has been Vice President, Enterprise Financial Management of Prudential Insurance Company of America since May 1995. Prior to joining Prudential in 1995, he was Senior Manager at Deloitte & Touche, LLP.

Charles A. McGee, age 53, was elected Vice President and Controller of the Company in June 2001. Mr. McGee has been Vice President, Financial Reporting of Prudential since June 2001. He has held a variety of assignments in his 30 years with Prudential.

Clifford E. Kirsch, age 42, has been Chief Legal Counsel and Secretary of the Company since 1995. Mr. Kirsch joined Prudential Insurance Company of America in 1995 as Chief Counsel, Variable Products. From 1994 to 1995 he was Associate General Counsel of Paine Webber, Inc. Prior to 1994 he was an Assistant Director at the United States Securities and Exchange Commission.

Shaun M. Byrnes, age 40, has been Senior Vice President, Director of Mutual Funds, Annuities & UITs, Prudential Investments (PI) since 2001. From 2000 to 2001 he was Senior Vice President, Director of Research, Prudential Investments. From 1999 to 2000 Mr. Byrnes was Senior Vice President, Director of Mutual Funds, Prudential Investments, and from 1997 to 1999 he was Vice President, Mutual Funds, Prudential Investments. Prior to joining Prudential in 1997, he was Vice President, SIB Portfolio Advisors, Inc.

James C. Drozanowski, age 59, has been Vice President, Operations and Systems, Prudential U.S. Consumer Group since 1998. From 1996 to 1998 he was Vice President and Operations Executive, Prudential Individual Insurance Group. From 1995 to 1996, he was President and Chief Executive Officer of Chase Manhattan Bank, and from 1993 to 1995, he was Vice President, North America Customer Services, Chase Manhattan Bank. Prior to 1993, he was Operations Executive, Global Securities Services, Chase Manhattan Bank.

Thomas F. Higgins, age 47, has been Vice President of Annuity Services and Prudential U.S. Consumer Group since 1999. From 1998 to 1999 he was Vice President of Mutual Funds, Prudential Individual Financial Services. Prior to 1998, he was Principal of Mutual Fund Operations, The Vanguard Group.

Esther H. Milnes, age 51, has been Vice President and Chief Actuary, Prudential U.S. Consumer Group since 1999. From 1996 to 1999 she was Vice President and Actuary of Prudential U.S. Consumer Group. From 1993 to 1996, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James B. O'Connor, age 46, is Senior Vice President and Actuary for the Company. Mr. O'Connor has been Vice President, Guaranteed Products since 2001. From 1998 to 2000 he was Corporate Vice President of Guaranteed Products. Prior to 1998 he was Corporate Actuary for Prudential Investments.

Item 11.  Executive Compensation

The following table shows the 2001 annual compensation, paid by Prudential, and allocated based on time devoted to the duties as an executive of the Company for services provided to the Company:


      Name and Principal                                                                           Other Annual
           Position                    Year                 Salary               Bonus             Compensation
----------------------------    -------------------    -----------------    -----------------    -----------------
Vivian L. Banta, President             2001               $ 35,084              $ 213,904                $ 0
Esther H. Milnes, President            2000                 21,533                  3,132                  0
Esther H. Milnes, President            1999                 20,782                 23,238                  0


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Not applicable.


Item 13.  Certain Relationships and Related Transactions

Refer to Footnote 14 in the Notes to the Consolidated Financial Statements.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1) and (2) Financial Statements of the Registrant and its subsidiary are listed in the accompanying "Index to Consolidated Financial Statements" on page F-1 hereof and are filed as part of this Report.

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

         22.      None.

         23.      Not applicable.

         24. A Power of Attorney for James J. Avery, Jr. is incorporated by reference to Post-Effective Amendment No. 2 to Form S-6, Registration No. 333-07451, filed June 25, 1997 on behalf of the Pruco Life Variable Appreciable Account. Powers of attorney for David R. Odenath, Jr., Ronald P. Joelson, and William J. Eckert, IV may be incorporated by reference to Form N-4, Registration No. 333-52754, filed December 26, 2000 on behalf of the Pruco Life Flexible Premium Variable Annuity Account. Powers of attorney for Vivian L Banta, Richard J. Carbone, Helen M. Galt, and Jean D. Hamilton may be incorporated by reference to Post-Effective Amendment No. 5 to Form S-6, Registration No. 333-85115, filed June 28, 2001 on behalf of the Pruco Life Variable Universal Account.


         99. The following table presents sales and related expenses of the Flexible Premium Variable Annuity Account since July 19, 1995, the effective date of the registration statement (SEC file number 3331-61143).

                                                                                            For the account(s)
                                                                   For the account            of the contract
                                                                    of the Company               holder(s)
                                                            ------------------------------  ------------------

                                                              Aggregate
                                                            offering price    Amount sold       Amount sold
                                                               of amount
                                                              registered
                                                            --------------- --------------- ------------------
                                                                             (In Thousands)

                  Flexible Premium Variable Annuity Account *  $ 500,000       $ 375,342           $ 91,489

                  Underwriting discounts and commissions **                      (10,797)
                  Other expenses ***                                             (21,412)
                                                                               ---------
                       Total                                                     (32,209)
                                                                               ---------

                  Net offering proceeds                                        $ 343,133
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

                                            PRUCO LIFE INSURANCE COMPANY
                                            (Registrant)


Date:    March 27, 2002                     By:  ______________________________
         --------------
                                                    Andrew J. Mako
                                                   Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date
---------                                   -----                                       ----
              *
_____________________________               Chairman of the Board and President         March 27, 2002
Vivian L. Banta

              *
_____________________________               Vice Chairman of the Board                  March 27, 2002
James J. Avery, Jr.                         and Director

              *
_____________________________               Director                                    March 27, 2002
Jean D. Hamilton

              *
_____________________________               Director                                    March 27, 2002
Ronald Paul Joelson

              *
_____________________________               Director                                    March 27, 2002
Richard J. Carbone

              *
_____________________________               Director                                    March 27, 2002
Helen M. Galt

              *
_____________________________               Director                                    March 27, 2002
David R. Odenath, Jr.


______________________________              Vice President and                          March 27, 2002
William J. Eckert, IV                       Chief Accounting Officer



                                            * By:  ___________________________
                                                       Thomas C. Castano
                                                       (Attorney-in-Fact)

                                       27

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-K
                                  ANNUAL REPORT



                   PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARY
                      Consolidated Financial Statements and
                        Report of Independent Accountants

                           December 31, 2001 and 2000

                          PRUCO LIFE INSURANCE COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Financial Statements                                                                                  Page No.
--------------------                                                                                  --------



     PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARY


     Report of Independent Accountants                                                                   F - 2


     Consolidated Financial Statements:


         Consolidated Statements of Financial Position - December 31, 2001 and 2000                      F - 3

         Consolidated Statements of Operations and Comprehensive Income
         Years ended December 31, 2001, 2000 and 1999                                                    F - 4

         Consolidated Statements of Changes in Stockholder's Equity
         Years ended December 31, 2001, 2000 and 1999                                                    F - 5

         Consolidated Statements of Cash Flows
         Years ended December 31, 2001, 2000 and 1999                                                    F - 6

         Notes to the Consolidated Financial Statements                                                  F - 7


                        Report of Independent Accountants



   To the Board of Directors and Stockholder of Pruco Life Insurance Company

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly-owned subsidiary of The Prudential Insurance Company of America) and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



   PricewaterhouseCoopers LLP
   New York, New York
   February 21, 2002

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Financial Position
December 31, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                                  2001               2000
                                                                            -----------------  -----------------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 2001: $3,935,472;
       2000:$3,552,244)                                                        $ 4,024,893       $  3,561,521
     Held to maturity, at amortized cost (fair value, 2000: $320,634)                    -            324,546
Equity securities - available for sale, at fair value (cost, 2001: $173;
  2000: $13,446)                                                                       375             10,804
Commercial loans on real estate                                                      8,190              9,327
Policy loans                                                                       874,065            855,374
Short-term investments                                                             215,610            202,815
Other long-term investments                                                         84,342             83,738
                                                                                ----------       ------------
               Total investments                                                 5,207,475          5,048,125
Cash and cash equivalents                                                          374,185            453,071
Deferred policy acquisition costs                                                1,159,830          1,132,653
Accrued investment income                                                           77,433             82,297
Reinsurance recoverable                                                            300,697             31,568
Receivables from affiliates                                                         33,074             51,586
Other assets                                                                        20,134             29,445
Separate Account assets                                                         14,920,584         16,230,264
                                                                                ----------       ------------
TOTAL ASSETS                                                                   $22,093,412       $ 23,059,009
                                                                               ===========       ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                $ 3,947,690       $  3,646,668
Future policy benefits and other policyholder liabilities                          808,230            702,862
Cash collateral for loaned securities                                              190,022            185,849
Securities sold under agreements to repurchase                                      80,715            104,098
Income taxes payable                                                               266,096            235,795
Other liabilities                                                                  228,596            120,891
Separate Account liabilities                                                    14,920,584         16,230,264
                                                                                ----------       ------------
Total liabilities                                                               20,441,933         21,226,427
                                                                                ----------       ------------
Contingencies (See Footnote 12)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                       2,500              2,500
Paid-in-capital                                                                    466,748            466,748
Retained earnings                                                                1,147,665          1,361,924

Accumulated other comprehensive income (loss):
    Net unrealized investment gains                                                 34,718              4,730
    Foreign currency translation adjustments                                          (152)            (3,320)
                                                                                ----------       ------------
Accumulated other comprehensive income                                              34,566              1,410
                                                                                ----------       ------------
Total stockholder's equity                                                       1,651,479          1,832,582
                                                                                ----------       ------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                      $22,093,412       $ 23,059,009
                                                                               ===========       ============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2001, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                 2001                2000               1999
                                                            --------------     ---------------    ---------------
REVENUES

Premiums                                                    $   90,868         $   121,921        $    98,976
Policy charges and fee income                                  490,185             474,861            414,425
Net investment income                                          343,638             337,919            276,821
Realized investment losses, net                                (60,476)            (20,679)           (32,545)
Asset management fees                                            7,897              71,160             60,392
Other income                                                     4,962               2,503              1,397
                                                            ----------         -----------        -----------

Total revenues                                                 877,074             987,685            819,466
                                                            ----------         -----------        -----------

BENEFITS AND EXPENSES

Policyholders' benefits                                        256,080             248,063            205,042
Interest credited to policyholders' account balances           195,966             171,010            136,852
General, administrative and other expenses                     382,701             410,684            392,041
                                                            ----------         -----------        -----------

Total benefits and expenses                                    834,747             829,757            733,935
                                                            ----------         -----------        -----------

Income from operations before income taxes                      42,327             157,928             85,531
                                                            ----------         -----------        -----------

Income tax (benefit) provision                                 (25,255)             54,432             29,936
                                                            ----------         -----------        -----------

NET INCOME                                                      67,582             103,496             55,595
                                                            ----------         -----------        -----------

Other comprehensive income (loss), net of tax:

     Unrealized gains (losses) on securities, net of
     reclassification adjustment                                29,988              33,094            (38,266)

     Foreign currency translation adjustments                    3,168                (993)              (742)
                                                            ----------         -----------        -----------

Other comprehensive income (loss)                               33,156              32,101            (39,008)
                                                            ----------         -----------        -----------

TOTAL COMPREHENSIVE INCOME                                  $  100,738         $   135,597        $    16,587
                                                            ===========        ============       ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Changes in Stockholder's Equity
Years Ended December 31, 2001, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                                   Accumulated
                                                                                      other             Total
                                       Common        Paid-in-        Retained     comprehensive     stockholder's
                                    Common stock     capital         earnings     income (loss)        equity
                                    ------------     --------        --------     -------------     --------------
Balance, January 1, 1999              $   2,500    $  439,582     $  1,202,833     $      8,317      $   1,653,232

Net income                                    -             -           55,595                -             55,595

Change in foreign
currency translation
adjustments, net of taxes                     -             -                -             (742)              (742)

Change in net unrealized
investment losses, net of
reclassification adjustment and
taxes                                         -             -                -          (38,266)           (38,266)
                                      ---------    ----------     ------------     ------------      -------------

Balance, December 31, 1999                2,500       439,582        1,258,428          (30,691)         1,669,819

Net income                                    -             -          103,496                -            103,496

Contribution from Parent                      -        27,166                -                -             27,166

Change in foreign
currency translation
adjustments, net of taxes                     -             -                -             (993)              (993)

Change in net unrealized
investment losses, net of
reclassification adjustment and
taxes                                         -             -                -           33,094             33,094
                                      ---------    ----------     ------------     ------------      -------------

Balance, December 31, 2000
                                          2,500       466,748        1,361,924            1,410          1,832,582

Net income                                    -             -           67,582                -             67,582

Policy credits issued to eligible
policyholders                                 -             -         (128,025)               -           (128,025)

Dividends to Parent                           -             -         (153,816)               -           (153,816)

Change in foreign currency
translation adjustments, net of
taxes                                         -             -                -            3,168              3,168


Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                          -             -                -           29,988             29,988

                                      ---------    ----------     ------------     ------------      -------------
Balance, December 31, 2001            $   2,500    $  466,748     $  1,147,665     $     34,566      $   1,651,479
                                      =========    ==========     ============     ============      =============


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999 (In Thousands)
--------------------------------------------------------------------------------

                                                                   2001             2000            1999
                                                             --------------     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $       67,582     $   103,496     $     55,595
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                  (54,970)        (72,275)         (83,961)
     Interest credited to policyholders' account balances           195,966         171,010          136,852
     Realized investment losses, net                                 60,476          20,679           32,545
     Amortization and other non-cash items                          (49,594)        (48,141)          75,037
     Change in:
         Future policy benefits and other policyholders'            105,368          73,340          100,743
         liabilities
         Accrued investment income                                    4,864         (13,380)          (7,803)
         Receivable from/Payable to affiliate                        18,512         (24,907)         (66,081)
         Policy loans                                               (40,645)        (63,022)         (25,435)
         Deferred policy acquisition costs                         (100,281)        (69,868)        (201,072)
         Income taxes payable/receivable                             38,839          90,195          (47,758)
         Other, net                                                 (38,114)         51,011           18,974
                                                             --------------     -----------     ------------
Cash Flows From (Used in) Operating Activities                      208,003         218,138          (12,364)
                                                             --------------     -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                 2,653,798       2,273,789        3,076,848
               Held to maturity                                           -          64,245           45,841
         Equity securities                                              482           1,198            5,209
         Commercial loans on real estate                              1,137           1,182            6,845
         Other long-term investments                                      -          15,039              385
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                (2,961,861)     (2,782,541)      (3,452,289)
               Held to maturity                                           -               -          (24,170)
         Equity securities                                             (184)        (11,134)          (5,110)
         Other long-term investments                                   (130)         (6,917)         (39,094)
     Cash collateral for loaned securities, net                       4,174          98,513           14,000
     Securities sold under agreement to repurchase, net             (23,383)         82,947          (28,557)
     Short-term investments, net                                    (12,766)       (118,418)          92,199
                                                             --------------     -----------     ------------
Cash Flows Used In Investing Activities                            (338,733)       (382,097)        (307,893)
                                                             --------------     -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account deposits                              1,456,668       2,409,399        3,457,158
     Policyholders' account withdrawals                          (1,313,300)     (1,991,363)      (3,091,565)
     Cash dividend to Parent                                        (26,048)              -                -
     Cash provided to affiliate                                     (65,476)              -                -
                                                             --------------     -----------     ------------
Cash Flows (Used in) From Financing Activities                       51,844         418,036          365,593
                                                             --------------     -----------     ------------
     Net increase in Cash and cash equivalents                      (78,886)        254,077           45,336
     Cash and cash equivalents, beginning of year                   453,071         198,994          153,658
                                                             --------------     -----------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $      374,185     $   453,071     $    198,994
                                                             ==============     ===========     ============

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes (received) paid                            $      (46,021)    $   (14,832)    $     55,144
                                                             --------------     -----------     ------------
NON-CASH TRANSACTIONS DURING THE YEAR
     Dividend paid with fixed maturities                     $       81,952     $         -     $          -
                                                             --------------     -----------     ------------
     Taiwan branch dividend paid with net assets/liabilities $       45,816     $         -     $          -
                                                             --------------     -----------     ------------
     Policy credits issued to eligible policyholders         $      128,025     $         -     $          -
                                                             --------------     -----------     ------------
     Contribution from Parent                                $            -     $    27,166     $          -
                                                             --------------     -----------     ------------

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.  BUSINESS

Pruco Life Insurance Company ("the Company") is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company is licensed to sell individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") in the District of Columbia, Guam and in all states and territories except New York. The Company also had marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in Footnote 14.

The Company has one wholly owned subsidiary, Pruco Life Insurance Company of New Jersey ("PLNJ"). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in the states of New Jersey and New York. Another wholly owned subsidiary, The Prudential Life Insurance Company of Arizona ("PLICA") was dissolved on September 30, 2000. All assets and liabilities were transferred to the Company. PLICA had no new business sales in 2000 or 1999.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 ("the date of demutualization") Prudential converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. (the "Holding Company"). The demutualization was completed in accordance with Prudential's Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

Prudential intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Prudential is under no obligation to make such contributions and its assets do not back the benefits payable under the Company's policyholder contracts. During 2000, a capital contribution of $27.2 million resulted from the forgiveness of an intercompany receivable.

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

Investments
Fixed maturities classified as "available for sale" are carried at estimated fair value. Fixed maturities that the Company has both the intent and ability to hold to maturity are stated at amortized cost and classified as "held to maturity". The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. Unrealized gains and losses on fixed maturities "available for sale", including the effect on deferred policy acquisition costs and policyholders' account balances that would result from the realization of unrealized gains and losses are included in a separate component of equity, "Accumulated other comprehensive income (loss)", net of income taxes.

Equity securities, available for sale, comprised of common and non-redeemable preferred stock, are carried at estimated fair value. The associated unrealized gains and losses, the effects on deferred policy acquisition costs and on policyholders' account balances that would result from the realization of unrealized gains and losses, are included in a separate component of equity, "Accumulated other comprehensive income (loss)", net of income taxes.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Commercial loans on real estate are stated primarily at unpaid principal balances, net of unamortized discounts and an allowance for losses. The allowance for losses includes a loan specific reserve for impaired loans and a portfolio reserve for incurred but not specifically identified losses. Impaired loans include those loans for which it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on impaired loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as revenue, according to management's judgment as to the collectibility of principal. Management discontinues accruing interest on impaired loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has serious doubts about collectibility. When a loan is recognized as impaired, any accrued but uncollectible interest is reversed against interest income of the current period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company's past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors.

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

Realized investment losses, net are computed using the specific identification method. Costs of fixed maturity and equity securities are adjusted for impairments considered to be other than temporary. Impairment adjustments are included in "Realized investment gains (losses), net." Factors considered in evaluating whether a decline in value is other than temporary are: 1) whether the decline is substantial; 2) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 3) the duration and extent to which the market value has been less than cost; and 4) the financial condition and near-term prospects of the issuer.

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with a maturity of three months or less when purchased.

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

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred policy acquisition costs related to non-participating term insurance are amortized over the expected life of the contracts in proportion to premium income. For guaranteed investment contracts, acquisition costs are expensed as incurred.

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

Contingencies
Amounts related to contingencies are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual.

Pruco Life Insurance Company and Subsidiary

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

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Foreign Currency Translation Adjustments
Assets and liabilities of the Taiwan branch are translated to U.S. dollars at the exchange rate in effect at the end of the period. Revenues, benefits and other expenses are translated at the average rate prevailing during the period. Cumulative translation adjustments arising from the use of differing exchange rates from period to period are charged or credited directly to "Other comprehensive income (loss)." The cumulative effect of changes in foreign exchange rates are included in "Accumulated other comprehensive income (loss)".

Asset Management Fees
Through December 31, 2000, the Company received asset management fee income from policyholder account balances invested in The Prudential Series Funds ("PSF"), which are a portfolio of mutual fund investments related to the Company's Separate Account products (refer to Note 14). In addition, the Company receives fees from policyholder account balances invested in funds managed by companies other than Prudential. Asset management fees are recognized as income as earned.

Derivative Financial Instruments
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps, futures, forwards and option contracts and may be exchange-traded or contracted in the over-the-counter market. See Note 11 for a discussion of the Company's use of derivative financial instruments and the related accounting and reporting treatment for such instruments.

Income Taxes
The Company and its subsidiary are members of the consolidated federal income tax return of Prudential and file separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. Deferred income taxes are generally recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to be realized.

New Accounting Pronouncements
In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." The Company has adopted the provisions of SFAS No. 140 relating to transfers and extinguishments of liabilities which are effective for periods occurring after March 31, 2001. The adoption did not have an effect on the results of operations of the Company.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the Company account for all business combinations in the scope of the statement using the purchase method. SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All intangible assets shall be tested for impairment in accordance with the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the nonamortization and amortization provisions of this statement. As of December 31, 2001, The Company does not have any goodwill or intangible assets.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 eliminated the requirement that discontinued operations be measured at net realizable value or that entities include losses that have not yet occurred. SFAS No. 144 eliminated the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. An impairment for assets that are not considered to be disposed of is recognized only if the carrying amounts of long-lived assets are not recoverable and exceed their fair values. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

Reclassifications
Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.  INVESTMENTS

Fixed Maturities and Equity Securities:
The following tables provide additional information relating to fixed maturities and equity securities as of December 31:

                                                                              2001
                                                 ---------------------------------------------------------------
                                                                    Gross             Gross
                                                 Amortized        Unrealized        Unrealized      Estimated
                                                    Cost            Gains             Losses        Fair Value
                                                 -------------   --------------   --------------  --------------
                                                                         (In Thousands)
Fixed Maturities Available For Sale
U.S. Treasury Securities and Obligations of
     U.S. Government Corporations and
     Agencies                                     $ 303,606        $   1,496         $  1,648      $  303,454

Foreign Government Bonds                             27,332            2,122                -          29,454

Corporate Securities                              3,594,386          116,186           28,834       3,681,738

Mortgage-backed Securities                           10,148              160               61          10,247

                                                 ----------        ---------         --------      ----------
Total Fixed Maturities Available For Sale        $3,935,472        $ 119,964         $ 30,543      $4,024,893
                                                 ==========        =========         ========      ==========

Equity Securities Available For Sale             $      173        $     220         $     18      $      375
                                                 ==========        =========         ========      ==========

                                                                              2000
                                                  --------------------------------------------------------------
                                                                    Gross             Gross
                                                  Amortized       Unrealized       Unrealized       Estimated
                                                    Cost            Gains            Losses         Fair Value
                                                 --------------   ------------   --------------   --------------
                                                                        (In Thousands)
  Fixed Maturities Available For Sale
  U.S. Treasury Securities and Obligations of
       U.S. Government Corporations and
       Agencies                                   $  309,609        $ 7,888          $    17       $  317,480

  Foreign Government Bonds                           136,133          8,093              520          143,706

  Corporate Securities                             3,075,023         43,041           49,538        3,068,526

  Mortgage-backed Securities                          31,479            330                0           31,809

                                                  ----------        -------          -------       ----------
  Total Fixed Maturities Available For Sale       $3,552,244        $59,352          $50,075       $3,561,521
                                                  ==========        =======          =======       ==========

  Fixed Maturities Held To Maturity
  Corporate Securities                            $  324,546        $ 1,500          $ 5,412       $  320,634
                                                  ----------        -------          -------       ----------
  Total Fixed Maturities Held To Maturity         $  324,546        $ 1,500          $ 5,412       $  320,634
                                                  ==========        =======          =======       ==========

  Equity Securities Available For Sale            $   13,446        $   197          $ 2,839       $   10,804
                                                  ==========        =======          =======       ==========


Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.  INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2001 is shown below:

                                                         Available For Sale
                                               --------------------------------------
                                                  Amortized         Estimated Fair
                                                    Cost                 Value
                                               ---------------    -------------------
                                                         (In Thousands)

        Due in one year or less                 $   802,235            $   821,790

        Due after one year through five years     1,841,097              1,885,535

        Due after five years through ten years    1,026,709              1,045,693

        Due after ten years                         255,283                261,628

        Mortgage-backed securities                   10,148                 10,247
                                                -----------            -----------

        Total                                   $ 3,935,472            $ 4,024,893
                                                ===========            ===========

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2001, 2000, and 1999, were $2,380.4 million, $2,103.6 million, and $2,950.4 million, respectively. Gross gains of $40.3 million, $15.3 million, $13.1 million, and gross losses of $47.7 million, $33.9 million, and $31.1 million, were realized on those sales during 2001, 2000, and 1999, respectively.

Proceeds from the maturity of fixed maturities available for sale during 2001, 2000, and 1999, were $273.4 million, $170.2 million, and $126.5 million, respectively.

Writedowns for impairments which were deemed to be other than temporary for fixed maturities were $53.5 million, $12.3 million, and $11.2 million, for the years 2001, 2000 and 1999, respectively.

Due to the adoption of FAS 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001, the entire portfolio of fixed maturities classified as held to maturity were transferred to the available for sale category. The aggregate amortized cost of the securities was $324.5 million. Unrealized investment losses of $2.5 million, net of tax were recorded in "Accumulated Other Comprehensive income (loss)" at the time of transfer.

During 2000, certain securities classified as held to maturity were transferred to the available for sale portfolio. These actions were taken as a result of a significant deterioration in credit worthiness. The aggregate amortized cost of the securities transferred was $6.6 million. Gross unrealized investment losses of $0.3 million were recorded in "Accumulated Other Comprehensive income (loss)" at the time of transfer. Prior to transfer, impairments related to these securities, if any, were included in "realized investment losses, net". During the year ended December 31, 1999, there were no securities classified as held to maturity that were transferred. During the years ended December 31, 2001, 2000, and 1999, there were no securities classified as held to maturity that were sold.

Commercial Loans on Real Estate
The Company's commercial loans on real estate were collateralized by the following property types at December 31:

                                                        2001                            2000
                                             --------------------------      -------------------------
                                                                  (In Thousands)

         Retail Stores                           $  4,623      56.4%             $  5,615     60.2%

         Industrial Buildings                       3,567      43.6%                3,712     39.8%

                                             --------------------------      -------------------------
               Net Carrying Value                $  8,190     100.0%             $  9,327    100.0%
                                             ==========================      =========================

The concentration of commercial loans are in the states of Washington (47%), New Jersey (44%), and North Dakota (9%).

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.  INVESTMENTS (continued)

Special Deposits and Restricted Assets
Fixed maturities of $2.9 million and $8.0 million at December 31, 2001 and 2000, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws. Equity securities restricted as to sale were $.2 million at December 31, 2001 and 2000, respectively.

Other Long-Term Investments
The Company's "Other long-term investments" of $84.3 million and $83.7 million as of December 31, 2001 and 2000, respectively, are comprised of joint ventures and limited partnerships, the Company's investment in the Separate Accounts and certain derivatives for other than trading. Joint ventures and limited partnerships totaled $35.8 million and $34.3 million at December 31, 2001 and 2000, respectively. The Company's share of net income from the joint ventures was $1.6 million, $.9 million, and $.3 million, for the years ended December 31, 2001, 2000 and 1999, respectively, and is reported in "Net investment income." The Company's investment in the Separate Accounts was $44.0 million and $46.9 million at December 31, 2001 and 2000, respectively.

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                                              2001                2000              1999
                                                          ----------------   -----------------  ----------------
                                                                              (In Thousands)

  Fixed Maturities - Available For Sale                    $    279,477       $    237,042      $    188,236
  Fixed Maturities - Held To Maturity                                 -             26,283            29,245
  Equity Securities - Available For Sale                             71                 18                 -
  Commercial Loans On Real Estate                                   905              1,010             2,825
  Policy Loans                                                   48,149             45,792            42,422
  Short-Term Investments and Cash Equivalents                    24,253             29,582            19,208
  Other                                                           6,021             16,539             4,432
                                                          ----------------   -----------------  ----------------
  Gross Investment Income                                       358,876            356,266           286,368
       Less:  Investment Expenses                               (15,238)           (18,347)           (9,547)
                                                          ----------------   -----------------  ----------------
  Net Investment Income                                   $     343,638       $    337,919      $    276,821
                                                          ================   =================  ================


Realized investment losses, net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

                                                                2001                2000               1999
                                                          ----------------   -----------------  -----------------
                                                                               (In Thousands)

  Fixed Maturities - Available For Sale                     $    (60,924)      $    (34,600)     $    (29,192)
  Fixed Maturities - Held To Maturity                                  -               (212)              102
  Equity Securities - Available For Sale                             (56)               271               392
  Derivatives                                                     (1,396)            15,039            (1,557)
  Other                                                            1,900             (1,177)           (2,290)
                                                          ----------------   -----------------  -----------------

  Realized Investment Losses, Net                           $    (60,476)      $    (20,679)     $    (32,545)
                                                          ================   =================  =================

Securities Pledged to Creditors
The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2001 and 2000, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Consolidated Statements of Financial Position were $265.2 million and $287.8 million, respectively.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.  INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities available for sale are included in the Consolidated Statements of Financial Position as a component of "Accumulated other comprehensive income (loss)." Changes in these amounts include reclassification adjustments to exclude from "Other Comprehensive income
(loss)," those items that are included as part of "Net income" for a period that also had been part of "Other Comprehensive income (loss)" in earlier periods. The amounts for the years ended December 31, net of tax, are as follows:

                                                                                                            Accumulated
                                                                                                               Other
                                                                                                           Comprehensive
                                                                                                           Income (Loss)
                                                               Deferred                      Deferred     Related To Net
                                            Unrealized          Policy      Policyholders'  Income Tax      Unrealized
                                           Gains(Losses)      Acquisition      Account      (Liability)     Investment
                                          On Investments         Costs         Balances       Benefit      Gains(Losses)
                                          ------------------ -------------  --------------  -----------   ---------------
                                                                            (In Thousands)
Balance, January 1, 1999                  $        25,169     $   (13,115)  $      2,680    $   (4,832)   $      9,902

Net investment gains(losses) on
investments arising during the period            (138,268)              -              -        47,785         (90,483)

Reclassification adjustment for
gains(losses) included in net income               28,698               -              -        (9,970)         18,728

Impact of net unrealized investment
gains(losses) on deferred policy
acquisition costs                                       -          53,407              -       (16,283)         37,124

Impact of net unrealized investment
gains(losses) on policyholders' account                 -               -         (5,712)        2,077          (3,635)
balances
                                          ---------------    ------------    -----------    ----------    ------------
Balance, December 31, 1999                        (84,401)         40,292         (3,032)       18,777         (28,364)

Net investment gains(losses) on
investments arising during the period              56,707               -              -       (21,539)         35,168

Reclassification adjustment for
gains(losses) included in net income               34,329               -              -       (13,039)         21,290

Impact of net unrealized investment
gains(losses) on deferred policy
acquisition costs                                       -         (39,382)             -        14,177         (25,205)

Impact of net unrealized investment
gains(losses) on policyholders' account                 -               -          2,877        (1,036)          1,841
balances
                                          ---------------    ------------    -----------    ----------    ------------
Balance, December 31, 2000                          6,635             910           (155)       (2,660)          4,730

Net investment gains(losses) on
investments arising during the period              22,007               -              -        (7,922)         14,085

Reclassification adjustment for
gains(losses) included in net income               60,980               -              -       (21,953)         39,027

Impact of net unrealized investment
gains(losses) on deferred policy
acquisition costs                                       -         (41,223)             -        14,840         (26,383)

Impact of net unrealized investment
gains(losses) on policyholders' account
balances                                                -               -          5,092        (1,833)          3,259
                                          ---------------    ------------    -----------    ----------    ------------
Balance, December 31, 2001                $        89,622    $    (40,313)   $     4,937    $  (19,528)   $     34,718
                                          ===============    ============    ============   ==========    =============

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

4.  DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

                                                                 2001             2000            1999
                                                                             (In Thousands)
Balance, Beginning of Year                                  $  1,132,653  $     1,062,785   $      861,713
Capitalization of Commissions, Sales and Issue Expenses          295,823          242,322          242,373
Amortization                                                    (156,092)        (129,049)         (96,451)
Change In Unrealized Investment (Gains) Losses                   (41,223)         (39,382)          53,407
Foreign Currency Translation                                       1,773           (4,023)           1,743
Transfer of Taiwan branch balance to an affiliated company       (73,104)               -                -
                                                            ------------  ---------------   --------------
Balance, End of Year                                        $  1,159,830  $     1,132,653   $    1,062,785
                                                            ============  ===============   ==============


5.  POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31, are as follows:

                                                             2001                2000
                                                           --------           ----------
                                                                   (In Thousands)
         Life Insurance - Domestic                         $500,974           $  429,825
         Life Insurance - Taiwan                            260,632              226,272
         Individual Annuities                                32,423               31,817
         Group Annuities                                     14,201               14,948
                                                           --------           ----------
                                                           $808,230           $  702,862
                                                           ========           ==========

Life insurance liabilities include reserves for death benefits. Annuity liabilities include reserves for annuities that are in payout status.


The following table highlights the key assumptions generally utilized in calculating these reserves:

            Product                         Mortality              Interest Rate        Estimation Method
--------------------------------   ----------------------------   ----------------  --------------------------

Life Insurance - Domestic          Generally rates guaranteed     2.5% to 11.25%    Net level premium based
Variable and Interest-Sensitive    in calculating cash                              on non-forfeiture
                                   surrender values                                 interest rate

Life Insurance - Domestic Term     Best estimate plus a            6.5% to 6.75%    Net level premium plus a
Insurance                          provision for adverse                            provision for adverse
                                   deviation                                        deviation

Life Insurance - International     Generally the Taiwan            6.25% to 7.5%    Net level premium plus a
                                   standard table plus a                            provision for adverse
                                   provision for adverse                            deviation.
                                   deviation

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

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Policyholders' account balances at December 31, are as follows:


                                                          2001                     2000
                                                   -------------------      -------------------
                                                                 (In Thousands)

         Interest-Sensitive Life Contracts             $  1,976,710             $  1,886,714
         Individual Annuities                               976,237                  859,996
         Guaranteed Investment Contracts                    994,743                  899,958
                                                       ------------             ------------
                                                       $  3,947,690             $  3,646,668
                                                       ============             ============


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

Interest Sensitive Life Contracts              3.0% to 6.75%              Various up to 10 years

Individual Annuities                           3.0% to 16.0%              0% to 7% for up to 9 years

Guaranteed Investment Contracts               4.32% to 8.03%              Subject to market value withdrawal
                                                                          provisions for any funds withdrawn
                                                                          other than for benefit responsive
                                                                          and contractual payments


Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.  REINSURANCE

The Company participates in reinsurance, with Prudential and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Reinsurance ceded arrangements do not discharge the Company or the insurance subsidiary as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote. The affiliated reinsurance agreements, including the Company's reinsurance of all its Taiwanese business, are described further in
Note 14.

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, are as follows:

                                                          2001               2000              1999
                                                    ----------------   ----------------  ----------------
                                                                        (In Thousands)
       Domestic:
       Reinsurance premiums ceded - affiliated           $   (9,890)       $    (7,641)      $    (5,630)
       Reinsurance premiums ceded - unaffiliated            (13,399)            (2,475)                -
       Policyholders' benefits ceded                         10,803              3,558             3,140

       Taiwan after the transfer:
       Reinsurance premiums ceded -affiliated               (82,433)                 -                 -
       Policyholders' benefits ceded-affiliated              12,859                  -                 -

       Taiwan before the transfer:
       Reinsurance premiums ceded - affiliated                 (107)            (1,573)           (1,252)
       Reinsurance premiums ceded -unaffiliated                (167)            (2,830)           (1,745)
       Policyholders' benefits ceded                             71              1,914             1,088
       Reinsurance premiums assumed                             162              1,671             1,778


Reinsurance recoverables, included in the Company's Consolidated Statements of Financial Position at December 31, were as follows:

                                                              2001                 2000
                                                       -------------------   -----------------
                                                                    (In Thousands)

         Domestic Life Insurance -                          $    11,014          $    8,765
         affiliated
         Domestic Life Insurance -                               14,850               2,037
         unaffiliated
         Other Reinsurance - affiliated                          14,201              14,948

         Taiwan Life Insurance-affiliated                       260,632                   -
         Taiwan Life Insurance-unaffiliated                           -               5,818
                                                            -----------          ----------
                                                            $   300,697          $   31,568
                                                            ===========          ==========

The gross and net amounts of life insurance in force at December 31, were as follows:

                                                        2001                 2000                  1999
                                                        ----                 ----                  ----
                                                                        (In Thousands)

         Life Insurance Face Amount In Force        $  84,317,628         $ 66,327,999          $ 54,954,680
         Ceded To Other Companies                     (25,166,264)          (7,544,363)           (2,762,319)
                                                    -------------         ------------          ------------
         Net Amount of Life Insurance In Force      $  59,151,364         $ 58,783,636          $ 52,192,361
                                                    =============         ============          ============

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.  EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Plans
The Company had a non-contributory defined benefit pension plan that covered substantially all of its Taiwanese employees. The pension plan was transferred to an affiliate on January 31, 2001 as described in Note 14. This plan was established as of September 30, 1998 and the projected benefit obligation and related expenses at December 31, 2000 were not material to the Consolidated Statements of Financial Position or results of operations for the years presented. All other employee benefit costs are allocated to the Company by Prudential in accordance with the service agreement described in Footnote 14.


8.  INCOME TAXES

The components of income taxes for the years ended December 31, are as follows:

                                                               2001                2000              1999
                                                           -----------         ------------       -----------
                                                                              (In Thousands)
     Current Tax Expense (Benefit):
        U.S.                                               $ (100,946)           $   8,588        $  (14,093)
        State and Local                                         1,866                   38               378
        Foreign                                                   124                   35                15
                                                           ----------            ---------        ----------
        Total                                                 (98,956)               8,661           (13,700)
                                                           ----------            ---------        ----------


     Deferred Tax Expense (Benefit):
        U.S.                                                   76,155               43,567            42,320
        State and Local                                        (2,454)               2,204             1,316
                                                           ----------            ---------        ----------
        Total                                                  73,701               45,771            43,636
                                                           ----------            ---------        ----------

      Total Income Tax Expense                             $  (25,255)          $   54,432        $   29,936
                                                           ==========           ==========        ==========


The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                                              2001                2000               1999
                                                           ------------        -----------       -----------
                                                                              (In Thousands)

     Expected Federal Income Tax Expense                   $    14,814         $    55,275       $    29,936
         State and Local Income Taxes                             (382)              1,457             1,101
         Non taxable investment income                         (38,693)             (6,443)           (1,010)
         Incorporation of Taiwan Branch                         (1,774)                  -                 -
         Other                                                     780               4,143               (91)
                                                           -----------         -----------       -----------
         Total Income Tax Expense                          $   (25,255)        $    54,432       $    29,936
                                                           ===========         ===========       ===========

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8.  INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                               2001                    2000
                                                            ----------              ----------
                                                                      (In Thousands)
              Deferred Tax Assets
                   Insurance Reserves                       $   43,317              $  100,502
                   State Net Operating Losses                    5,642                   1,400
                   Other                                         9,309                   8,610
                                                            ----------              ----------
                   Deferred Tax Assets                          58,268                 110,512
                                                            ----------              ----------

              Deferred Tax Liabilities
                   Deferred Acquisition Costs                  324,082                 324,023
                   Net Unrealized Gains on Securities           32,264                   2,389
                   Investments                                  20,644                  19,577
                                                            ----------              ----------
                   Deferred Tax Liabilities                    376,990                 345,989
                                                            ----------              ----------

              Net Deferred Tax Liability                    $  318,722              $  235,477
                                                            ==========              ==========

Management believes that based on its historical pattern of taxable income, the Company and its subsidiary will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2001 and 2000, the Company and its subsidiary had no federal operating loss carryforwards for tax purposes. At December 31, 2001 and December 31, 2000, the Company had state operating loss carryforwards for tax purposes of $369 million and $91 million, which expire by 2021 and 2020, respectively.

The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1992. The Service has examined the years 1993 through 1995. Discussions are being held with the Service with respect to proposed adjustments. Management, however, believes there are adequate defenses against, or sufficient reserves to provide for such adjustments. The Service has completed its examination of 1996 and has begun its examination of 1997 through 2000.


9.  STATUTORY NET INCOME AND SURPLUS

The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance and the New Jersey Department of Banking and Insurance. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

Statutory net income (loss) of the Company amounted to $71.5 million, $(50.5) million, and $(82.3) million for the years ended December 31, 2001, 2000, and 1999, respectively. Statutory surplus of the Company amounted to $728.7 million and $849.6 million at December 31, 2001 and 2000, respectively.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaces the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Company has adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $88 million, primarily relating to the recognition of deferred tax assets.

Pruco Life Insurance Company and Subsidiary

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

Commercial loans on real estate
The estimated fair value of the portfolio of commercial loans on real estate is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, adjusted for the current market spread for a similar quality loan.

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

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:


                                                          2001                                 2000
                                           -----------------------------------    -------------------------------
                                               Carrying          Estimated            Carrying       Estimated
                                                Value            Fair Value            Value         Fair Value
                                           ----------------  -----------------    --------------- ---------------
                                                                        (In Thousands)
Financial Assets:
   Fixed Maturities:  Available For Sale     $ 4,024,893       $  4,024,893       $  3,561,521    $  3,561,521
   Fixed Maturities:  Held To Maturity                 -                  -            324,546         320,634
   Equity Securities                                 375                375             10,804          10,804
   Commercial Loans on Real Estate                 8,190             10,272              9,327          10,863
   Policy Loans                                  874,065            934,203            855,374         883,460
   Short-Term Investments                        215,610            215,610            202,815         202,815
   Cash and Cash Equivalents                     374,185            374,185            453,071         453,071
   Separate Account Assets                    14,920,584         14,920,584         16,230,264      16,230,264

Financial Liabilities:
   Investment Contracts                        2,003,265          2,053,259          1,762,794       1,784,767
   Cash Collateral for Loaned Securities         190,022            190,022            185,849         185,849
   Securities Sold Under Repurchase               80,715             80,715            104,098         104,098
   Agreements
   Separate Account Liabilities               14,920,584         14,920,584         16,230,264      16,230,264



11.  DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS

Adoption of Statement of Financial Accounting Standards No. 133

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, on January 1, 2001. The adoption of this statement did not have a material impact on the results of operations of the Company.

Accounting for Derivatives and Hedging Activities

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps, futures, forwards and option contracts and may be exchange-traded or contracted in the over-the-counter market. Derivatives may be held for trading purposes or held for purposes other than trading. All of the Company's derivatives are held for purposes other than trading.

Derivatives held for purposes other than trading are used to seek to reduce exposure to interest rates and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. Other than trading derivatives are also used to manage the characteristics of the Company's asset/liability mix, and to manage the interest rate and currency characteristics of invested assets.

Derivatives held for purposes other than trading are recognized on the Consolidated Statements of Financial Position at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign currency or cash flow hedge ("foreign currency" hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative that does not qualify for hedge accounting. As of December 31, 2001, none of the Company's derivatives qualify for hedge accounting treatment.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.  DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS (continued)

If a derivative does not qualify for hedge accounting, it is recorded at fair value in "Other long-term investments" or "Other liabilities" in the Consolidated Statements of Financial Position, and changes in fair value are included in earnings without considering changes in fair value of the hedged assets or liabilities. See "Types of Derivative Instruments" for further discussion of the classification of derivative activity in current earnings.

Types of Derivative Instruments

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

If the criteria for hedge accounting are not met, the swap agreements are accounted for at fair value with changes in fair value reported in "Realized investment losses, net" in the Consolidated Statement of Operations. During the period that interest rate swaps are outstanding, net receipts or payments are include in" Net investment income" in the Consolidated Statement of Operations.

Futures and Options
The Company uses exchange-traded Treasury futures and options to reduce market risk from changes in interest rates, and to manage the duration of assets and the duration of liabilities supported by those assets. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which are determined by the value of designated classes of Treasury securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange. The fair value of futures and options is based on market quotes.

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

If futures meet hedge accounting criteria, changes in their fair value are deferred and recognized as an adjustment to the carrying value of the hedged item. Deferred gains or losses from the hedges for interest-bearing financial instruments are amortized as a yield adjustment over the remaining lives of the hedged item. Futures that do not qualify as hedges are carried at fair value with changes in value reported in "Realized investment losses, net."

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

Pruco Life Insurance Company and Subsidiary


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

The table below summarizes the Company's outstanding positions by derivative instrument types as of December 31, 2001 and 2000. All amounts presented have been classified as other than trading based on management's intent at the time of contract and throughout the life of the contract.


                         Other than Trading Derivatives
                           December 31, 2001 and 2000
                                 (In Thousands)

                                                2001                                           2000
                            --------------------------------------------------------------------------------------------
                                              Estimated       Carrying                      Estimated       Carrying
                               Notional      Fair Value        Value         Notional       Fair Value        Value
Non-Hedge Accounting
---------------------------

Swap Instruments
Interest Rate
    Asset                        $   9,470       $    638        $    638      $   9,470        $    327       $    327
    Liability                            -              -               -              -               -              -
Currency
    Asset                           24,785          3,858           3,858              -               -              -
    Liability                            -              -               -              -               -              -
Future Contracts
US Treasury Futures
    Asset                           76,800            394             394        139,800           3,530          3,530
    Liability                       64,500            238             238         61,900           1,067          1,067

Hedge Accounting
---------------------------

Swap Instruments
Currency
    Asset                                -              -               -         28,326           1,633          2,155
    Liability                            -              -               -              -               -              -

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.  DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS (continued)

Credit Risk
The current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. Credit risk is managed by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. The Company also attempts to minimize its exposure to credit risk through the use of various credit monitoring techniques. All of the net credit exposure for the Company from derivative contracts are with investment grade counterparties. As of December 31, 2001, 86% of notional consisted of interest rate derivatives, and 14% of notional consisted of foreign currency derivatives.


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

As of December 31, 2001, Prudential and/or the Company remained a party to approximately 44 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 19 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13.  DIVIDENDS

The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any twelve month period without notification or approval is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, the Company would not be permitted a dividend distribution until December 29, 2002.

During 2001, the Company received approval from the Arizona Department of Insurance to pay an extraordinary dividend to Prudential of $108 million.


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

On September 29, 2000, the Board of Directors for the Prudential Series Fund, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential, and has appointed another subsidiary of Prudential as the fund manager for the PSF. The change was approved by the shareholders of PSF during early 2001 and effective January 1, 2001. The Company no longer receives fees associated with the PSF. In addition, the Company will no longer incur the asset management expense from PGAM and Jennison associated with the PSF.

Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $647.2 million and $685.9 million at December 31, 2001 and December 31, 2000, respectively. The fees received related to the COLI policies were $7.0 million and $9.6 million for the years ending December 31, 2001 and 2000.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

14.  RELATED PARTY TRANSACTIONS (continued)

Reinsurance
The Company currently has four reinsurance agreements in place with Prudential and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended December 31, 2001 or 2000. The fourth agreement, which is new for 2001, is described in the following paragraphs.

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company's Taiwan branch including Taiwan's insurance book of business to an affiliated Company, Prudential Life Insurance Company of Taiwan Inc. ("Prudential of Taiwan"), a wholly owned subsidiary of the Holding Company.

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

Premiums and benefits ceded for the period ending December 31, 2001 from the Taiwan coinsurance agreement were $82.4 million and $12.9 million, respectively.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential. There is no outstanding debt relating to this credit facility as of December 31, 2001 or December 31, 2000.