Form 10-Q
period 2002-03-31
PRUCO LIFE INSURANCE CO
filed 2002-05-15
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 2002. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

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

                         PART I - Financial Information
                         ------------------------------

Item 1. (Unaudited) Financial Statements

             Consolidated Statements of Financial Position
             As of  March 31, 2002 and December 31, 2001                       3

             Consolidated Statements of Operations and Comprehensive Income
             Three months ended March 31, 2002 and 2001                        4


             Consolidated Statements of Changes in Stockholder's Equity
             Periods ended March 31, 2002 and December 31, 2001 and 2000       5

             Consolidated Statements of Cash Flows
             Three months ended March 31, 2002 and 2001                        6

             Notes to Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            12


                           PART II - Other Information
                           ---------------------------

Item 2. Changes in Securities and Use of Proceeds                             13

Item 6. Exhibits and Reports on Form 8-K                                      14

Signature Page                                                                15

Forward-Looking Statement Disclosure

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing impact of the events of September 11; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Financial Position (Unaudited)
As of March 31, 2002 and December 31, 2001 (In Thousands)
-------------------------------------------------------------------------------------------------------------

                                                                                 March 31,       December 31,
                                                                                   2002              2001
                                                                                -----------      ------------
ASSETS
Fixed maturities:
    Available for sale, at fair value (amortized cost,
    2002: $4,073,284; 2001: $3,935,472)                                         $ 4,112,204      $  4,024,893
Equity securities - available for sale, at fair value
    (cost, 2002: $5,136; 2001: $173)                                                  5,426               375
Commercial loans on real estate                                                       7,910             8,190
Policy loans                                                                        878,471           874,065
Short-term investments                                                              104,715           215,610
Other long-term investments                                                          87,444            84,342
                                                                                -----------      ------------
               Total investments                                                  5,196,170         5,207,475
Cash and cash equivalents                                                           469,771           374,185
Deferred policy acquisition costs                                                 1,227,984         1,159,830
Accrued investment income                                                            80,576            77,433
Reinsurance recoverable                                                             314,592           300,697
Receivables from affiliates                                                          45,605            33,074
Other assets                                                                         35,716            20,134
Separate Account assets                                                          14,990,437        14,920,584
                                                                                -----------      ------------
TOTAL ASSETS                                                                    $22,360,851      $ 22,093,412
                                                                                ===========      ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                 $ 4,203,990      $  3,947,690
Future policy benefits and other policyholder liabilities                           816,617           808,230
Cash collateral for loaned securities                                               229,792           190,022
Securities sold under agreement to repurchase                                        82,980            80,715
Income taxes payable                                                                262,385           266,096
Other liabilities                                                                   122,841           228,596
Separate Account liabilities                                                     14,990,437        14,920,584
                                                                                -----------      ------------
Total liabilities                                                                20,709,042        20,441,933
                                                                                -----------      ------------
Contingencies (See Footnote 2)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                        2,500             2,500
Paid-in-capital                                                                     466,748           466,748
Retained earnings                                                                 1,167,136         1,147,665

Accumulated other comprehensive income:
    Net unrealized investment gains                                                  15,572            34,718
    Foreign currency translation adjustments                                           (147)             (152)
                                                                                -----------      ------------
Accumulated other comprehensive income                                               15,425            34,566
                                                                                -----------      ------------
Total stockholder's equity                                                        1,651,809         1,651,479
                                                                                -----------      ------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                       $22,360,851      $ 22,093,412
                                                                                ===========      ============




                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three Months Ended March 31, 2002 and 2001 (In Thousands)
-------------------------------------------------------------------------------------------------

                                                                   Three months ended
                                                                        March 31,

                                                                 2002               2001
                                                              ---------           ---------
REVENUES

Premiums                                                      $  18,298           $  23,418
Policy charges and fee income                                   127,033             119,104
Net investment income                                            81,471              90,310
Realized investment (losses) gains, net                          (6,226)             10,877
Asset management fees                                             2,252               2,153
Other income                                                      1,208                 670
                                                              ---------           ---------
Total revenues                                                  224,036             246,532
                                                              ---------           ---------

BENEFITS AND EXPENSES

Policyholders' benefits                                          57,813              56,905
Interest credited to policyholders' account balances             47,186              48,808
General, administrative and other expenses                       94,356             103,539
                                                              ---------           ---------
Total benefits and expenses                                     199,355             209,252
                                                              ---------           ---------
Income from operations before income taxes                       24,681              37,280
                                                              ---------           ---------
Income tax provision                                              5,210               8,641
                                                              ---------           ---------
NET INCOME                                                       19,471              28,639
                                                              ---------           ---------

Other comprehensive (loss) income, net of tax:

     Unrealized (losses) gains on securities, net of
       Reclassification adjustment                              (19,146)             16,610
     Foreign currency translation adjustments                         5               3,320
                                                              ---------           ---------
Other comprehensive (loss) income                               (19,141)             19,930
                                                              ---------           ---------
TOTAL COMPREHENSIVE INCOME                                    $     330           $  48,569
                                                              =========           =========


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
Periods Ended March 31, 2002 and December 31, 2001 and 2000 (In Thousands)
------------------------------------------------------------------------------------------------------------------

                                                                                   Accumulated
                                                                                      other             Total
                                        Common       Paid-in-        Retained      comprehensive     stockholder's
                                         stock       capital         earnings      income (loss)         equity
                                      -----------    ---------    -----------      -------------     -------------
Balance, January 1, 2000                 $  2,500    $ 439,582    $ 1,258,428      $   (30,691)      $   1,669,819

Net income                                      -            -        103,496                -             103,496

Contribution from Parent                        -       27,166              -                -              27,166

Change in foreign currency
translation adjustments, net of taxes           -            -              -             (993)               (993)

Change in net unrealized investment
losses, net of reclassification
adjustment and taxes                            -            -              -           33,094              33,094
                                      -----------    ---------    -----------      -----------       -------------
Balance, December 31, 2000                  2,500      466,748      1,361,924            1,410           1,832,582

Net income                                      -            -         67,582                -              67,582

Dividends to Parent                             -            -       (153,816)               -            (153,816)

Policy credits issued to eligible
policyholders                                   -            -       (128,025)               -            (128,025)

Change in foreign currency
translation adjustments, net of taxes           -            -              -            3,168               3,168

Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -            -              -           29,988              29,988
                                      -----------    ---------    -----------      -----------       -------------
Balance, December 31, 2001                  2,500      466,748      1,147,665           34,566           1,651,479

 Net income                                     -            -         19,471                -              19,471

Change in foreign currency
translation adjustments, net of taxes           -            -              -                5                   5

Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -            -              -          (19,146)           (19,146)
                                      -----------    ---------    -----------      -----------       -------------
Balance,  March 31, 2002              $     2,500    $ 466,748    $ 1,167,136      $    15,425       $   1,651,809
                                      ===========    =========    ===========      ===========       =============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2002 and 2001 (In Thousands)
-------------------------------------------------------------------------------------------------


                                                                       2002             2001
                                                                   -----------      -----------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income                                                         $    19,471      $    28,639
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                     (15,451)         (19,687)
     Interest credited to policyholders' account balances               47,186           48,808
     Realized investment losses (gains), net                             6,226          (10,877)
     Amortization and other non-cash items                              33,345          (28,103)
     Change in:
         Future policy benefits and other policyholders'                 8,387           14,211
           liabilities
         Accrued investment income                                      (3,143)           3,291
         Receivables from affiliates                                   (12,531)           5,312
         Policy loans                                                   (4,406)         (13,129)
         Deferred policy acquisition costs                             (68,154)          (5,031)
         Income taxes payable/receivable                                (3,711)          23,487
         Other, net                                                    (20,477)         (23,270)
                                                                   -----------      -----------
Cash Flows (Used in) From Operating Activities                         (13,258)          23,651
                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                      582,868        1,132,680
         Equity securities                                                  --              204
        Commercial loans on real estate                                    280              256
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                     (733,030)      (1,209,152)
         Equity securities                                                  (4)            (106)
     Cash collateral for loaned securities, net                         39,770           39,165
     Securities sold under agreement to repurchase, net                  2,265          (78,926)
     Other long-term investments                                        (2,293)          (5,540)
     Short-term investments, net                                       110,891          180,428
                                                                   -----------      -----------
Cash Flows From Investing Activities                                       747           59,009
                                                                   -----------      -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                     495,828          370,993
          Withdrawals                                                 (272,976)        (307,878)
     Cash payments to eligible policyholders                          (114,755)              --
     Cash provided to affiliate                                             --          (74,492)
                                                                   -----------      -----------
Cash Flows From (Used in) Financing Activities                         108,097          (11,377)
                                                                   -----------      -----------
     Net increase in Cash and cash equivalents                          95,586           71,283
     Cash and cash equivalents, beginning of year                      374,185          453,071
                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $   469,771      $   524,354
                                                                   ===========      ===========




                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company ("the Company") for the interim periods presented. The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential"), which in turn is a wholly owned subsidiary of Prudential Financial, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the 2002 presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

As of March 31, 2002, Prudential and/or the Company remained a party to approximately 42 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 18 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

3. RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Expense Charges and Allocations
All of the Company's expenses are allocations or charges from Prudential or other affiliates. These expenses can be grouped into the following categories: general and administrative expenses and retail distribution expenses.

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

The Company is allocated estimated distribution expenses from Prudential's retail agency network for both its domestic life and annuity products. The estimate of allocated distribution expenses is intended to reflect a market based pricing arrangement. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs.

Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $652.7 million and $647.2 million at March 31, 2002 and December 31, 2001, respectively.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Reinsurance
The Company currently has four reinsurance agreements in place with Prudential and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended March 31, 2002 or 2001. The fourth agreement is described below.

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company's Taiwan branch including Taiwan's insurance book of business to an affiliated Company, Prudential Life Insurance Company of Taiwan Inc. ("Prudential of Taiwan"), a wholly owned subsidiary of Prudential Financial, Inc.

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

Premiums ceded for the periods ending March 31, 2002 and 2001 from the Taiwan coinsurance agreement were $17.6 million and $20.1 million, respectively. Benefits ceded for the periods ending March 31, 2002 and 2001 from the Taiwan coinsurance agreement were $3.2 million and $2.9 million, respectively.

Included in the reinsurance recoverable balances were affiliated reinsurance recoverables of $297.8 million and $285.8 million at March 31, 2002 and December 31, 2001, respectively.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential. There was no outstanding debt relating to this credit facility as of March 31, 2002 or December 31, 2001.

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

The Company's Changes in Financial Position and Results of Operations are described below.

1. Analysis of Financial Condition

From December 31, 2001 to March 31, 2002 there was an increase of $268 million in total assets from $22,093 million to $22,361 million. Cash and cash equivalents are $96 million higher than December 31, 2001 as a result of increased securities lending activities and a higher investment allocation in cash and cash equivalents rather than short-term investments when compared to December 31, 2001. Separate Account assets increased by $70 million primarily from the payment of policy credits to Separate Account policyholders. Deferred acquisition costs ("DAC") increased by $68 million from capitalization of commissions from new sales. Reinsurance recoverable is $14 million higher as a result of growth in the transferred business of the Taiwan branch. The transfer of the Company's Taiwan branch accounted for using coinsurance accounting requires the establishment of a reinsurance recoverable and the inclusion of the Taiwan branch future policy reserve liabilities on the Company's balance sheet. Other assets increased $16 million mainly from an increase in receivables resulting from sales of securities that had not settled at the balance sheet date and increases to prepaid expenses.

During this three-month period, liabilities increased by $267 million from $20,442 million to $20,709 million. Corresponding with the asset change, Separate Account liabilities increased by $70 million primarily from the payment of policy credits to Separate Account policyholders. Policyholder account balances increased by $256 million due to positive cash inflows from the Pace GIC and sales of annuity products with fixed rate options. An increased level of securities lending activity increased liabilities by $42 million. Other liabilities decreased by $106 million mainly due to the payment of policy credits to the Separate Account policyholders, which had been accrued in other liabilities at December 31, 2001.

2. Results of Operations

Net Income
Consolidated net income of $19.5 million for the first quarter of 2002 was $9.2 million lower than for the first quarter of 2001. The decrease in net income was caused primarily by a $17.1 million change in realized investment (losses)/gains between the two periods. This resulted from the realization of losses on sales of fixed maturities in 2002 due to credit related sales compared to gains on sales in the prior year comparable quarter as interest rates were declining during 2001. Partially offsetting this was a decrease in general, administrative and other expenses of $9.2 million, mainly from lower DAC amortization. DAC amortization was $10.8 million lower due to lower gross profits for annuity products in 2002 and a $6 million charge recorded in the prior year to reflect a decline in estimated future gross profits resulting from a decline in Separate Account liabilities. Variances by income statement line item are described in the following paragraphs.

Revenues
Consolidated revenues decreased by $22.5 million, from $246.5 million to $224.0 million. As discussed above, realized losses on investments, particularly fixed maturities, decreased revenues by $17.1 million. Net investment income is lower by $8.8 million due to lower yields available on the reinvestment of fixed maturities and lower interest rates for short-term investments. The fixed maturity portfolio yield declined from 7.30% for the year ended December 31, 2001 to 6.67% for the period ending March 31, 2002. Premiums decreased by $5.1 million mainly due to the transfer of the Taiwan branch as of January 31, 2001, and the subsequent ceding of premiums which caused a $7.4 million decline in premiums. There was a decrease of $6.7 million reflecting decreased domestic life premiums on term insurance the Company issued, under policy provisions to customers who previously had lapsing variable life insurance with the Company. There were also decreased premiums from fewer annuitizations of $1.8 million. Partially offsetting these declines were higher term insurance sales and renewals of the Term Essential and Term Elite products of $11.2 million.

These decreases were partially offset by increases in policy charges and fee income. Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $7.9 million. The increase was a result of an $11.7 million increase for domestic individual life products offset by a $3.7 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. The in-force business (excluding term insurance) grew to $60.0 billion at March 31, 2002 from $54.2 billion at March 31, 2001 and $58.7 billion at December 31, 2001. In contrast, annuity fees are mainly asset based fees which are dependent on the fund balances which are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have declined as a result of unfavorable valuation changes in the securities market over the past two years.

Benefits and Expenses
Policyholder benefits increased by $.9 million from increased death and surrender benefits offset by decreases in reserve provisions for the Taiwan branch and domestic life insurance reserves. Death benefits were higher by $8.9 million due to higher death claims of $4.4 million consistent with the increase in the life insurance in force business and higher guaranteed minimum death benefits for annuity products of $4.5 million. There were also increased benefits paid on surrenders of reduced paid up policies of $3.3 million. Taiwan benefits and reserves were $5.9 million lower due to the transfer of the branch as of January 31, 2001. Domestic life reserves decreased $5.2 million primarily as a result of the lower amount of term insurance the Company issued in the 2002 period under policy provisions to customers who previously had lapsing variable life insurance with the Company. This was partially offset by increases for term insurance reserves due to sales and renewals of the Term Essential and Term Elite products.

Interest credited to policyholder account balances decreased by $1.6 million despite growth in policyholder account balances as interest crediting rates were decreased in reaction to the declining investment portfolio yields.

General, administrative, and other expenses decreased $9.2 million from the prior year. The primary reason for the decline is a decrease in DAC amortization of $10.8 million, as described above. Partially offsetting this decline is an increase of $1.6 million mainly from increased commission and distribution expenses.

3. Liquidity and Capital Resources

Principal cash flow sources are investment and fee income, investment maturities and sales, and premiums and fund deposits. These cash inflows may be supplemented by financing activities through other Prudential affiliates.

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

The Company had $22.4 billion of assets at March 31, 2002 compared to $22.1 billion at December 31, 2001, of which $15.0 billion and $14.9 billion were held in Separate Accounts at March 31, 2002 and December 31, 2001, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company's exposure to market risks and the way these risks are managed, are summarized in Item 7a of the 2001 Form 10K.

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

                  (iv)  Securities registered and sold for the account of the
                        Company:


                        Amount registered*:                        $ 500,000,000
                        Aggregate price of the offering amount
                        registered:                                $ 500,000,000
                        Amount sold*:                              $ 378,338,956
                        Aggregate offering price of amount sold
                        to date:                                   $ 378,338,956

                        * Securities not issued in predetermined units

                        No securities have been registered for the account of any selling security holder.

                  (v)   Expenses associated with the issuance of the securities:

                                 Underwriting discounts and
                                 commissions**                      $ 11,012,407
                                 Other expenses**                   $ 21,943,484
                                          Total                     $ 32,955,891

                                 ** Amounts are estimated and are paid to
                                    affiliated parties.


                  (vi)     Net offering proceeds:                   $345,383,065

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


                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)




Signature                                   Title                                     Date
---------                                   -----                                     ----
_______________________________             Executive Vice President                  May 14, 2002
Andrew J. Mako


_______________________________             Vice President and                        May 14, 2002
William J. Eckert, IV                       Chief Accounting Officer