Form 10-Q
period 2002-06-30
PRUCO LIFE INSURANCE CO
filed 2002-08-14
CIK 777917

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                  For the quarterly period ended June 30, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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
                                                   YES   X   NO
                                                       -----    ----

State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 2002. Common stock, par value of $10 per share:
250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                Page No.
                                                                                                --------
         Cover Page                                                                                -

         Index                                                                                     2
                         PART I - Financial Information
                         ------------------------------

Item 1.  (Unaudited) Financial Statements

                  Consolidated Statements of Financial Position
                  As of June 30, 2002 and December 31, 2001                                        3

                  Consolidated Statements of Operations and Comprehensive Income
                  Three and Six months ended June 30, 2002 and 2001                                4

                  Consolidated Statements of Changes in Stockholder's Equity
                  Periods ended June 30, 2002 and December 31, 2001 and 2000                       5

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2002 and 2001                                          6

                  Notes to Consolidated Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               12

                           PART II - Other Information
                           ----------------------------

Item 2.  Changes in Securities and Use of Proceeds                                                13

Item 6.  Exhibits and Reports on Form 8-K                                                         14

         Signature Page                                                                           15

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

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Financial Position (Unaudited)
As of June 30, 2002 and December 31, 2001 (In Thousands)
--------------------------------------------------------------------------------

                                                                                 June 30,      December 31,
                                                                                   2002            2001
                                                                            -----------------------------------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 2002: $4,304,687;
       2001: $3,935,472)                                                       $  4,414,108     $  4,024,893
Equity securities - available for sale, at fair value (cost, 2002: $5,138;
       2001: $173)                                                                    5,331              375
Commercial loans on real estate                                                       7,582            8,190
Policy loans                                                                        878,540          874,065
Short-term investments                                                              125,059          215,610
Other long-term investments                                                          87,594           84,342
                                                                            -----------------------------------
               Total investments                                                  5,518,214        5,207,475
Cash and cash equivalents                                                           525,136          374,185
Deferred policy acquisition costs                                                 1,210,029        1,159,830
Accrued investment income                                                            80,960           77,433
Reinsurance recoverable                                                             381,512          300,697
Receivables from affiliates                                                          45,054           33,074
Other assets                                                                         39,140           20,134
Separate Account assets                                                          13,723,881       14,920,584
                                                                            -----------------------------------
TOTAL ASSETS                                                                   $ 21,523,926     $ 22,093,412
                                                                            ===================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                $  4,363,024     $  3,947,690
Future policy benefits and other policyholder liabilities                           851,693          808,230
Cash collateral for loaned securities                                               220,278          190,022
Securities sold under agreement to repurchase                                       268,055           80,715
Income taxes payable                                                                273,526          266,096
Other liabilities                                                                   157,782          228,596
Separate Account liabilities                                                     13,723,881       14,920,584
                                                                            -----------------------------------
Total liabilities                                                                19,858,239       20,441,933
                                                                            -----------------------------------
Contingencies (See Footnote 2)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                        2,500            2,500
Paid-in-capital                                                                     466,748          466,748
Retained earnings                                                                 1,149,867        1,147,665

Accumulated other comprehensive income:
    Net unrealized investment gains                                                  46,500           34,718
    Foreign currency translation adjustments                                             72            (152)
                                                                            -----------------------------------
Accumulated other comprehensive income                                               46,572           34,566
                                                                            -----------------------------------
Total stockholder's equity                                                        1,665,687        1,651,479
                                                                            -----------------------------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                      $ 21,523,926     $ 22,093,412
                                                                            ===================================

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three and Six Months Ended June 30, 2002 and 2001 (In Thousands)
--------------------------------------------------------------------------------

                                                 Six months ended                  Three months ended
                                                     June 30,                           June 30,

                                              2002               2001              2002             2001
                                           ------------     -------------    --------------    -------------
REVENUES

Premiums                                   $  41,266         $  47,354         $  22,968        $  23,936
Policy charges and fee income                258,748           240,330           131,715          121,226
Net investment income                        163,796           174,803            82,325           84,493
Realized investment (losses) gains, net      (32,306)              307           (26,080)         (10,570)
Asset management fees                          5,132             3,869             2,880            1,716
Other income                                   7,633               740             6,425               70
                                           ------------     -------------    --------------    -------------

Total revenues                               444,269           467,403           220,233          220,871
                                           ------------     -------------    --------------    -------------

BENEFITS AND EXPENSES

Policyholders' benefits                      116,929           115,490            59,116           58,585
Interest credited to policyholders'
account balances                              96,672            98,033            49,486           49,225
General, administrative and other
expenses                                     231,577           201,061           137,221           97,522
                                           ------------     -------------    --------------    -------------

Total benefits and expenses                  445,178           414,584           245,823          205,332
                                           ------------     -------------    --------------    -------------

(Loss) Income from operations before
income taxes                                    (909)           52,819           (25,590)           15,539
                                           ------------     -------------    --------------    -------------

Income tax (benefit) provision                (3,116)           11,286            (8,326)           2,645
                                           ------------     -------------    --------------    -------------

NET INCOME (LOSS)                              2,207            41,533           (17,264)          12,894
                                           ------------     -------------    --------------    -------------

Other comprehensive income, net of tax:

Unrealized gains (losses) on securities,
net of reclassification adjustment            11,782             9,396            30,928           (7,215)

Foreign currency translation adjustments         224             3,320               219                -
                                           ------------     -------------    --------------    -------------

Other comprehensive income (loss)             12,006            12,716            31,147           (7,215)
                                           ------------     -------------    --------------    -------------

TOTAL COMPREHENSIVE INCOME                 $  14,213         $  54,249         $  13,883        $   5,679
                                           ============     =============    ==============    =============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
Periods Ended June 30, 2002 and December 31, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                                                                                other             Total
                                                 Common        Paid-in-       Retained       comprehensive     stockholder's
                                                 stock          capital       earnings       income (loss)        equity
                                             --------------- ------------- --------------- ------------------ -----------------
Balance, January 1, 2000                        $  2,500      $ 439,582      $ 1,258,428         $ (30,691)      $ 1,669,819

Net income                                             -              -          103,496                 -           103,496

Contribution from Parent                               -         27,166                -                 -            27,166

Change in foreign currency translation
adjustments, net of taxes                              -              -                -              (993)             (993)

Change in net unrealized investment losses,
net of reclassification adjustment and taxes           -              -                -            33,094            33,094
                                             --------------- ------------- --------------- ------------------ -----------------
Balance, December 31, 2000                         2,500        466,748        1,361,924             1,410         1,832,582

Net income                                             -              -           67,582                 -            67,582

Dividends to Parent                                    -              -         (153,816)                -
                                                                                                                    (153,816)
Policy credits to eligible Policyholders               -              -         (128,025)                -          (128,025)
Change in foreign currency translation
adjustments, net of taxes                              -              -                -             3,168             3,168
Change in net unrealized investment gains,
net of reclassification adjustment and taxes           -              -                -            29,988            29,988
                                             --------------- ------------- --------------- ------------------ -----------------
Balance, December 31, 2001                         2,500        466,748        1,147,665            34,566         1,651,479
Net income                                             -              -            2,207                 -             2,207

Policy credits to eligible Policyholders               -              -               (5)                -                (5)
Change in foreign currency translation
adjustments, net of taxes                              -              -                -               224               224

Change in net unrealized investment losses,
net of reclassification adjustment and taxes           -              -                -            11,782            11,782
                                             --------------- ------------- --------------- ------------------ -----------------
Balance, June 30, 2002                          $  2,500      $ 466,748      $ 1,149,867         $  46,572       $ 1,665,687
                                             =============== ============= =============== ================== =================

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------

                                                                     2002               2001
                                                                ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  2,207          $  41,533
Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                   (34,645)           (39,033)
     Interest credited to policyholders' account balances             96,672             98,033
     Realized investment (gains) losses, net                          32,306               (307)
     Amortization and other non-cash items                            (5,284)           (12,227)
     Change in:
         Future policy benefits and other policyholders'
         liabilities                                                  43,463             33,903
         Accrued investment income                                    (3,527)             5,434
         Receivables from affiliates                                 (11,980)            24,651
         Policy loans                                                 (4,475)           (25,851)
         Deferred policy acquisition costs                           (50,199)            19,863
         Income taxes payable/receivable                               7,430             38,364
         Other, net                                                  (54,661)           (54,544)
                                                                ---------------   ----------------
Cash Flows From Operating Activities                                  17,307            129,819
                                                                ---------------   ----------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                    932,838          1,767,648
         Equity securities                                                 -                274
         Commercial loans on real estate                                 608                536
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                 (1,332,737)        (1,980,148)
         Equity securities                                                (4)              (176)
     Cash collateral for loaned securities, net                       30,256             44,630
     Securities sold under agreement to repurchase, net              187,340            (39,988)
     Other long-term investments                                     (11,787)            (2,717)
     Short-term investments, net                                      90,536            103,855
                                                                ---------------   ----------------
Cash Flows Used In Investing Activities                             (102,950)          (106,086)
                                                                ---------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                   936,679            731,505
          Withdrawals                                               (584,106)          (647,426)
     Cash payments to eligible policyholders                        (115,979)                 -
     Cash provided to affiliate                                            -            (65,636)
                                                                ---------------   ----------------
Cash Flows From Financing Activities                                 236,594             18,443
                                                                ---------------   ----------------
     Net increase in Cash and cash equivalents                       150,951             42,176
     Cash and cash equivalents, beginning of year                    374,185            453,071
                                                                ---------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 525,136          $ 495,247
                                                                ===============   ================

                   Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company ("the Company"), for the interim periods presented. The Company is a wholly owned subsidiary of the Prudential Life Insurance Company of America ("Prudential"), which in turn is a wholly owned subsidiary of Prudential Financial, Inc. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the current year presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. CONTINGENCIES AND LITIGATION

Contingencies
On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. In certain cases, if appropriate, we may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate payments in connection with these matters should not have a material adverse effect on the Company's financial position.


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

As of June 30, 2002, Prudential and/or the Company remained a party to approximately 40 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 17 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

Prudential has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

Pruco Life Insurance Company and Subsidiary

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

In accordance with a revenue sharing agreement with Prudential Investments LLC, which began on February 1, 2002, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues were recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $626.7 million and $647.2 million at June 30, 2002 and December 31, 2001, respectively. The fees received related to the COLI policies were $4.4 million for both the periods ending June 30, 2002 and 2001.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

Reinsurance
The Company currently has four reinsurance agreements in place with Prudential and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended June 30, 2002 or 2001. The fourth agreement is described below.

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

Premiums ceded for the periods ending June 30, 2002 and 2001 from the Taiwan coinsurance agreement were $37.6 million and $41.3 million, respectively. Benefits ceded for the periods ending June 30, 2002 and 2001 from the Taiwan coinsurance agreement were $7.1 million and $6.0 million, respectively.

Included in the reinsurance recoverable balances were affiliated reinsurance recoverables of $322.6 million and $285.8 million at June 30, 2002 and December 31, 2001, respectively. Of these affiliated amounts, the reinsurance recoverable related to the Taiwan coinsurance agreement was $297.5 million and $ 260.6 million at June 30, 2002 and December 31, 2001, respectively.

Debt Agreements
In July 1998, the Company established a revolving line of credit facility of up to $500 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential. There was no outstanding debt relating to this credit facility as of June 30, 2002 or December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of June 30, 2002, compared with December 31, 2001, and its consolidated results of operations for the six month and three month periods ended June 30, 2002 and June 30, 2001. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2001.

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

The Company's Changes in Financial Position and Results of Operations are described below.

1. Analysis of Financial Condition

From December 31, 2001 to June 30, 2002 there was a decrease of $569 million in total assets from $22,093 million to $21,524 million. Separate Account assets declined $1,197 million mainly from market value declines. Fixed maturities increased by $389 from investing policyholder deposits. Cash and cash equivalents are $151 million higher than December 31, 2001 as a result of increased securities lending activities. Reinsurance recoverable increased by $81 million primarily as a result of a $37 million increase in reserves of the transferred business of the Taiwan branch and an increase of $40 million associated with a new reinsurance agreement that reinsures the variable life insurance policies. The transfer of the Company's Taiwan branch accounted for using coinsurance accounting requires the establishment of reinsurance recoverable and the inclusion of the Taiwan branch future policy reserve liabilities on the Company's statement of financial position.

During this six-month period, liabilities decreased by $584 million from $20,442 million to $19,858 million. Corresponding with the asset change, Separate Account liabilities decreased by $1,197 million primarily from market value declines. Other liabilities decreased by $71 million mainly due to the funding of policy credits to the Separate Account policyholders, which had been accrued in other liabilities at December 31, 2001. This decrease was partially offset by an increase in reinsurance payables of $35 million primarily related to the new variable life reinsurance contract. Policyholder account balances increased by $415 million primarily from positive net sales (sales less withdrawals) of annuity products with fixed rate options and the funding of policy credits. A higher level of securities lending activity increased liabilities by $218 million. Future policy benefits increased $43 million mainly due to an increase in reserves of the transferred Taiwan business.

2. Results of Operations

For the six months ended  June 30, 2002 versus 2001
---------------------------------------------------

Net Income
Consolidated net income of $2.2 million for the first six months of 2002 was $39.3 million lower than for the first six months of 2001. The decrease in net income was caused primarily by an increase in the amortization of deferred acquisition costs ("DAC") of $34.5 million contained in "General, Administrative and Other Expenses". The decline in our Separate Account assets resulting from unfavorable market conditions contributed to the increased amortization of DAC reflecting a decrease in expected future gross profits. Continued deterioration in market conditions may result in further increases in the amortization of DAC. In addition, there was a $32.6 million change in realized investment (losses)/gains resulting from the realization of losses on fixed maturities and derivatives. During 2002, there were losses on sales and impairments of fixed maturities due to credit related issues compared to gains on sales in the prior year due to the favorable impact of declining interest rates. These items were partially offset by lower taxes and higher policy charges and fee income, as described below.

Revenues
Consolidated revenues decreased by $23.1 million, from $467.4 million to $444.3 million. As discussed above, realized losses on investments decreased revenues by $32.6 million. The decrease consists of $20.3 million of increased credit related losses on fixed maturities from sales and impairments and $12.3 million in derivative and other losses. The derivative losses were mainly from Treasury futures as the Company is in a net short position in a declining interest rate environment. Net investment income is lower by $11.0 million due to lower yields available on the reinvestment of fixed maturities and lower interest rates for short-term investments. The fixed maturity portfolio yield declined from 7.22% for the period ended June 30, 2001 to 6.63% for the period ended June 30, 2002. Premiums decreased by $6.1 million mainly due to the transfer of the Taiwan branch as of January 31, 2001, and the subsequent ceding of premiums which caused a $7.5 million decline in premiums. This was partially offset by an increase in domestic life insurance premiums of $2.1 million. The increase in domestic life premiums was a result of higher term insurance sales and renewals of the Term Essential and Term Elite products of $21.6 million partially offset by lower extended term premiums. Extended term policies represent term insurance the Company issued, under policy provisions to customers who previously had lapsing variable life insurance with the Company.

These decreases were partially offset by increases in policy charges and fee income and other income. Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $18.4 million. The increase was a result of a $24.6 million increase for domestic individual life products offset by a $6.2 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth of the in-force business. The in-force business (excluding term insurance) grew to $61.7 billion at June 30, 2002 from $56.1 billion at June 30, 2001 and $58.7 billion at December 31, 2001. In contrast, annuity fees are mainly asset based fees which are dependent on the fund balances which are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have declined as a result of unfavorable valuation changes in the securities market over the past two years. Other income increased $6.9 million primarily from expense allowance recoveries from the new variable life reinsurance contract.

Benefits and Expenses
Policyholder benefits increased by $1.4 million from increased death and surrender benefits offset by decreases in reserve provisions for the Taiwan branch and domestic life insurance reserves. Death benefits were higher by $18.2 million due to higher death claims of $11.8 million consistent with the increase of the life insurance in-force business and higher guaranteed minimum death benefits for annuity products of $6.4 million. There were also increased benefits paid on surrenders of reduced paid up policies of $3.3 million. Taiwan benefits and reserves were $5.9 million lower due to the transfer of the branch as of January 31, 2001. Domestic life reserves decreased $14.7 million primarily as a result of the lower amount of extended term insurance. This was partially offset by increases for term insurance reserves due to sales and renewals of the Term Essential and Term Elite products.

Interest credited to policyholder account balances decreased by $1.4 million despite growth in policyholder account balances as interest crediting rates were decreased in reaction to the declining investment portfolio yields.

General, administrative, and other expenses increased $30.5 million from the prior year. The primary reason for the increase is an increase in DAC amortization of $34.5 million, as described above.

For the three months ended June 30, 2002 versus 2001
----------------------------------------------------

Net income
Consolidated net income for the three months ended June 30, 2002 is $30.2 million lower than the prior year comparable three-month period. The largest factor in this decrease is higher DAC amortization of $45.2 million ($29 million after tax) attributable to unfavorable market conditions.

Revenues
Consolidated revenues of $220.2 are comparable to the prior year as decreases in realized gains were offset by increases in policy charges and other income. Realized losses on investments increased by $15.5 million as a result of increased derivative losses of $11.6 million and credit related sales and impairments of fixed maturities of $3.9 million. The derivative losses were mainly from Treasury futures as the Company is in a net short futures position in a declining interest rate environment. Policy charges and fee income increased $10.5 million due to an increase from domestic individual life products of $13.0 million from continued growth of the in-force business partially offset by a decrease in individual annuity charges due to declining fund values as a result of the securities market. Other income increased $6.4 million as a result of expense allowance recoveries on the new reinsurance contract.

Benefits and Expenses
Policyholder benefits are $0.5 million higher due to higher death claims of $8.1 million from growth in the life insurance in-force business and higher minimum death benefit guarantees for annuity products of $2.1 million. Offsetting this is a decrease in reserves of $9.7 million from decreases to extended term premium reserves partially offset by increases for term insurance reserves.

General, administrative and other expenses increased $39.7 million. As mentioned above, the largest factor was the increase in DAC amortization of $45.2 million.

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

The Company had $21.5 billion of assets at June 30, 2002 compared to $22.1 billion at December 31, 2001, of which $13.7 billion and $14.9 billion were held in Separate Accounts at June 30, 2002 and December 31, 2001, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.


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

                  (iv)  Securities registered and sold for the account of the
                        Company:


                        Amount registered*:                                          $ 500,000,000
                        Aggregate price of the offering amount registered:           $ 500,000,000
                        Amount sold*:                                                $ 383,729,442
                        Aggregate offering price of amount sold to date:             $ 383,729,442

                        * Securities not issued in predetermined units

                        No securities have been registered for the account of any selling security holder.

                  (v)      Expenses associated with the issuance of the securities:

                                    Underwriting discounts and commissions**         $  11,312,451
                                    Other expenses**                                 $  22,610,603
                                                                                     -------------
                                            Total                                    $  33,923,054

                                    ** Amounts are estimated and are paid to affiliated parties.


                  (vi)     Net offering proceeds:                                    $ 349,806,388

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

         4(b) Market-Value Adjustment Annuity Contract is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 33-61143, as filed on April 12, 2002.


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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)




Signature                                   Title                                     Date
---------                                   -----                                     ----


/s/ Andrew J. Mako                          Executive Vice President                  August 14, 2002
-------------------------------             (Authorized Signatory)
Andrew J. Mako


/s/ William J. Eckert, IV                   Vice President and                        August 14, 2002
-------------------------------             Chief Accounting Officer
William J. Eckert, IV                       (Principal Accounting Officer)