Form 10-Q
period 2002-09-30
PRUCO LIFE INSURANCE CO
filed 2002-11-14
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          YES __X__   NO _____

State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2002. Common stock, par value of $10 per share:
250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY
                          INDEX TO FINANCIAL STATEMENTS


                                                                                              Page No.

         Cover Page                                                                               -
         Index                                                                                    2

                         PART I - Financial Information

Item 1.  (Unaudited) Financial Statements

                  Consolidated Statements of Financial Position
                  As of September 30, 2002 and December 31, 2001                                  3

                  Consolidated Statements of Operations and Comprehensive Income
                  Nine and Three months ended September 30, 2002 and 2001                         4

                  Consolidated Statements of Changes in Stockholder's Equity
                  Periods ended September 30, 2002 and December 31, 2001 and 2000                 5

                  Consolidated Statements of Cash Flows
                         Nine months ended September 30, 2002 and 2001                            6

                  Notes to Consolidated Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              14

Item 4.     Controls and Procedures                                                              14

                           PART II - Other Information

Item 2.  Changes in Securities and Use of Proceeds                                               15

Item 6.  Exhibits and Reports on Form 8-K                                                        16

         Signature Page                                                                          17
         Certifications                                                                          18


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

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Financial Position (Unaudited)
As of September 30, 2002 and December 31, 2001 (In Thousands)
--------------------------------------------------------------------------------





                                                                                               September 30,       December 31,
                                                                                                     2002              2001
                                                                                              ---------------  ----------------
ASSETS
Fixed maturities
     Available for sale, at fair value (amortized cost, 2002: $4,449,287; 2001: $3,935,472)       $ 4,648,469       $ 4,024,893
Equity securities - available for sale, at fair value (cost, 2002: $127; 2001: $173)                      229               375
Commercial loans on real estate                                                                         7,267             8,190
Policy loans                                                                                          880,311           874,065
Short-term investments                                                                                 83,404           215,610
Other long-term investments                                                                            84,456            84,342
                                                                                              ---------------  ----------------
               Total investments                                                                    5,704,136         5,207,475
Cash and cash equivalents                                                                             746,044           374,185
Deferred policy acquisition costs                                                                   1,127,544         1,159,830
Accrued investment income                                                                              85,758            77,433
Reinsurance recoverable                                                                               344,277           300,697
Receivables from affiliates                                                                            64,487            33,074
Other assets                                                                                           72,318            20,134
Separate Account assets                                                                            12,063,751        14,920,584
                                                                                              ---------------  ----------------
TOTAL ASSETS                                                                                      $20,208,315      $ 22,093,412
                                                                                              ===============  ================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                                    $4,623,761       $ 3,947,690
Future policy benefits and other policyholder liabilities                                             864,453           808,230
Cash collateral for loaned securities                                                                 267,029           190,022
Securities sold under agreement to repurchase                                                         326,935            80,715
Income taxes payable                                                                                  252,527           266,096
Other liabilities                                                                                     140,414           228,596
Separate Account liabilities                                                                       12,063,751        14,920,584
                                                                                              ---------------  ----------------
Total liabilities                                                                                  18,538,870        20,441,933
                                                                                              ---------------  ----------------
Contingencies (See Footnote 2)
Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                                          2,500             2,500
Paid-in-capital                                                                                       466,748           466,748
Retained earnings                                                                                   1,121,302         1,147,665

Accumulated other comprehensive income:
    Net unrealized investment gains                                                                    79,031            34,718
    Foreign currency translation adjustments                                                             (136)             (152)
                                                                                              ---------------  ----------------
Accumulated other comprehensive income                                                                 78,895            34,566
                                                                                              ---------------  ----------------
Total stockholder's equity                                                                          1,669,445         1,651,479
                                                                                              ---------------  ----------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                                         $20,208,315      $ 22,093,412
                                                                                              ===============  ================




                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Nine and Three Months Ended September 30, 2002 and 2001 (In Thousands)
--------------------------------------------------------------------------------

                                             Nine months ended         Three months ended
                                               September 30,             September 30,

                                              2002         2001         2002         2001
                                           ---------    ---------    ---------    ---------

REVENUES

Premiums                                   $  76,579    $  62,522    $  35,313    $  15,168
Policy charges and fee income                387,058      362,762      128,310      122,432
Net investment income                        249,284      260,303       85,488       85,500
Realized investment losses, net              (55,094)     (36,314)     (22,788)     (36,621)
Asset management fees                          8,113        6,085        2,981        2,216
Other income                                   9,728        2,560        2,095        1,820
                                           ---------    ---------    ---------    ---------

Total revenues                               675,668      657,918      231,399      190,515
                                           ---------    ---------    ---------    ---------

BENEFITS AND EXPENSES

Policyholders' benefits                      177,197      179,968       60,268       64,478
Interest credited to policyholders'
account balances                             150,455      147,316       53,783       49,283
General, administrative and other            412,649      307,948      181,072      106,887
expenses
                                           ---------    ---------    ---------    ---------

Total benefits and expenses                  740,301      635,232      295,123      220,648
                                           ---------    ---------    ---------    ---------

(Loss) income from operations before
income taxes                                 (64,633)      22,686      (63,724)     (30,133)
                                           ---------    ---------    ---------    ---------

Income tax (benefit) provision               (38,286)       2,921      (35,170)      (8,365)
                                           ---------    ---------    ---------    ---------

NET (LOSS) INCOME                            (26,347)      19,765      (28,554)     (21,768)
                                           ---------    ---------    ---------    ---------

Other comprehensive income, net of tax:

Unrealized gains on securities, net of
reclassification adjustment                   44,313       50,598       32,531       41,202

Foreign currency translation adjustments          16        3,320         (208)        --
                                           ---------    ---------    ---------    ---------

Other comprehensive income                    44,329       53,918       32,323       41,202
                                           ---------    ---------    ---------    ---------

TOTAL COMPREHENSIVE INCOME                 $  17,982    $  73,683    $   3,769    $  19,434
                                           =========    =========    =========    =========





                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Changes in Stockholder's Equity (Unaudited)
Periods Ended September 30, 2002 and December 31, 2001 and 2000 (In Thousands)
--------------------------------------------------------------------------------


                                                                                            Accumulated
                                                                                               other             Total
                                            Common         Paid-in-         Retained       comprehensive     stockholder's
                                            stock           capital         earnings       income (loss)        equity
                                         -----------      -----------      -----------     -------------     -------------

Balance, January 1, 2000                 $     2,500      $   439,582      $ 1,258,428       $   (30,691)      $ 1,669,819

Net income                                      --               --            103,496              --             103,496

Contribution from Parent                        --             27,166             --                --              27,166

Change in foreign currency
translation adjustments,
net of taxes                                    --               --               --                (993)             (993)

Change in net unrealized investment
losses, net of reclassification
adjustment and taxes                            --               --               --              33,094            33,094
                                         -----------      -----------      -----------       -----------       -----------
Balance, December 31, 2000               $     2,500      $   466,748      $ 1,361,924       $     1,410       $ 1,832,582

Net income                                      --               --             67,582              --              67,582

Dividends to Parent                             --               --           (153,816)             --            (153,816)

Policy credits issued to
eligible policyholders                          --               --           (128,025)             --            (128,025)

Change in foreign currency
translation adjustments,
net of taxes                                    --               --               --               3,168             3,168

Change in net unrealized
investment gains, net of
reclassification adjustment
and taxes                                       --               --               --              29,988            29,988
                                         -----------      -----------      -----------       -----------       -----------
Balance, December 31, 2001               $     2,500      $   466,748      $ 1,147,665       $    34,566       $ 1,651,479

Net loss                                        --               --            (26,347)             --             (26,347)

Adjustments to policy credits
issued to eligible policyholders                --               --                (16)             --                 (16)

Change in foreign currency
translation adjustments, net
of taxes                                        --               --               --                  16                16

Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            --               --               --              44,313            44,313

                                         -----------      -----------      -----------       -----------       -----------
Balance, September 30, 2002              $     2,500      $   466,748      $ 1,121,302       $    78,895       $ 1,669,445
                                         ===========      ===========      ===========       ===========       ===========




                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2002 and 2001 (In Thousands)
--------------------------------------------------------------------------------



                                                                           2002                2001
                                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                       $   (26,347)        $    19,765
Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
     Policy charges and fee income                                          (53,458)            (38,777)
     Interest credited to policyholders' account balances                   150,455             147,316
     Realized investment losses, net                                         55,094              36,314
     Amortization and other non-cash items                                  (73,506)            (63,520)
     Change in:
         Future policy benefits and other policyholders' liabilities         56,223              69,899
         Accrued investment income                                           (8,325)              1,888
         Receivables from affiliates                                        (31,413)             12,348
         Policy loans                                                        (6,246)            (37,190)
         Deferred policy acquisition costs                                   32,286              28,458
         Income taxes payable/receivable                                    (13,569)             55,435
         Other, net                                                         (67,973)            (52,627)
                                                                        -----------         -----------
Cash Flows From Operating Activities                                    $    13,221         $   179,309
                                                                        -----------         -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities:
               Available for sale                                         1,253,266           2,233,807
         Equity securities                                                        3                 276
         Commercial loans on real estate                                        923                 823
     Payments for the purchase of:
         Fixed maturities:
               Available for sale                                        (1,815,193)         (2,422,074)
         Equity securities                                                       (3)               (184)
     Cash collateral for loaned securities, net                              77,007               9,232
     Securities sold under agreement to repurchase, net                     246,220             (21,386)
     Other long-term investments                                            (10,822)            (19,678)
     Short-term investments, net                                            132,193             114,755
                                                                        -----------         -----------
Cash Flows Used In Investing Activities                                    (116,406)           (104,429)
                                                                        -----------         -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                        1,382,000           1,033,550
          Withdrawals                                                      (790,967)         (1,031,396)
     Cash payments to eligible policyholders                               (115,989)               --
     Cash provided to affiliate                                                --               (65,476)
                                                                        -----------         -----------
Cash Flows From (Used in) Financing Activities                              475,044             (63,322)
                                                                        -----------         -----------
     Net increase in Cash and cash equivalents                              371,859              11,558
     Cash and cash equivalents, beginning of year                           374,185             453,071
                                                                        -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $   746,044         $   464,629
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

As of September 30, 2002, Prudential and/or the Company remained a party to approximately 40 individual sales practices actions filed by policyholders who "opted out" of the class action settlement relating to permanent life insurance policies issued in the United States between 1982 and 1995. In addition, there were 20 sales practices actions pending that were filed by policyholders who were members of the class and who failed to "opt out" of the class action settlement. Prudential and the Company believe that those actions are governed by the class settlement release and expects them to be enjoined and/or dismissed. Additional suits may be filed by class members who "opted out" of the class settlements or who failed to "opt out" but nevertheless seek to proceed against Prudential and/or the Company. A number of the plaintiffs in these cases seek large and/or indeterminate amounts, including punitive or exemplary damages. Some of these actions are brought on behalf of multiple plaintiffs. It is possible that substantial punitive damages might be awarded in any of these actions and particularly in an action involving multiple plaintiffs.

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

Corporate Owned Life Insurance
The Company has sold three Corporate Owned Life Insurance ("COLI") policies to Prudential. The cash surrender value included in Separate Accounts was $615.4 million and $647.2 million at September 30, 2002 and December 31, 2001, respectively. The fees received related to the COLI policies were $7.1 million for the period ended September 30, 2002 and $4.7 million for the period ended September 30, 2001.

Reinsurance with Affiliates
The Company currently has four reinsurance agreements in place with Prudential and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. These agreements had no material effect on net income for the periods ended September 30, 2002 or 2001. The fourth agreement is described below.

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

As part of this transaction, the Company made a capital contribution to Prudential of Taiwan in the amount of the net equity of the Company's Taiwan branch as of the date of transfer. In July 2001, the Company divided its interest in Prudential of Taiwan to Prudential.

Premiums ceded for the periods ended September 30, 2002 and 2001 from the Taiwan coinsurance agreement were $56.4 million and $59.5 million, respectively. Benefits ceded for the periods ended September 30, 2002 and 2001 from the Taiwan coinsurance agreement were $10.6 million and $9.2 million, respectively.

Included in the reinsurance recoverable balances were affiliated reinsurance recoverables of $318.9 million and $285.8 million at September 30, 2002 and December 31, 2001, respectively. Of these affiliated amounts, the reinsurance recoverable related to the Taiwan coinsurance agreement was $293.3 million and $260.6 million at September 30, 2002 and December 31, 2001, respectively.

Debt Agreements
The Company has a revolving line of credit facility of up to $700 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential. There was no outstanding debt relating to this credit facility as of September 30, 2002 or December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of September 30, 2002, compared with December 31, 2001, and its consolidated results of operations for the nine month and three month periods ended September 30, 2002 and September 30, 2001. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2001.

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


The Company's Changes in Financial Position and Results of Operations are described below.

1.       Analysis of Financial Condition

From December 31, 2001 to September 30, 2002 there was a decrease of $1,885 million in total assets from $22,093 million to $20,208 million. Separate Account assets declined $2,857 million mainly from market value declines. Fixed maturities increased by $624 million from investing policyholder deposits and unrealized market gains. Cash and cash equivalents are $372 million higher than December 31, 2001 primarily as a result of increased securities lending activities.

During this nine-month period, liabilities decreased by $1,903 million from $20,442 million to $18,539 million. Corresponding with the asset change, Separate Account liabilities decreased by $2,857 million primarily from market value declines. Other liabilities decreased by $88 million mainly due to the funding of policy credits to the Separate Account policyholders, which had been accrued in other liabilities at December 31, 2001. This decrease was partially offset by an increase in investment payables. Policyholder account balances increased by $676 million primarily from positive net sales (sales less withdrawals) of annuity products with fixed rate options and the funding of policy credits. A higher level of securities lending activity increased liabilities by $323 million. Future policy benefits increased $56 million mainly due to increases in reserves for the transferred Taiwan business and for domestic life insurance.

2.      Results of Operations

For the nine months ended  September 30, 2002 versus 2001

Net Income
The consolidated net loss of $26.3 million for the first nine months of 2002 represents a $46.1 million decline compared to net income of $19.8 million for the first nine months of 2001. The decrease was caused primarily by an increase in the amortization of deferred acquisition costs ("DAC") of $97.1 million on a pretax basis, included in "General, Administrative and Other Expenses." The decline in our Separate Account assets resulting from unfavorable market conditions contributed to the increased amortization of DAC reflecting a decrease in expected future gross profits, as is described in more detail below. This was partially offset by lower taxes and higher policy charges and fee income. Tax expense for the current year is lower than the prior year due to reduced income from operations before taxes and a refinement of the estimated benefits from nontaxable investment income.

Revenues
Consolidated revenues increased by $17.8 million, from $657.9 million to $675.7 million. Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $24.3 million. The increase was a result of a $35.7 million increase for domestic individual life products offset by an $11.4 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth of the in-force business. The life insurance in-force (excluding term insurance) grew to $62.5 billion at September 30, 2002 from $57.0 billion at September 30, 2001 and $58.7 billion at December 31, 2001. In contrast, annuity fees are mainly asset based fees which are dependent on the fund balances which are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have declined as a result of unfavorable conditions in the securities market over the past two years. Premiums increased by $14.1 million as a result of higher term insurance sales and renewals of the Term Essential and Term Elite products of $32.6 million partially offset by lower extended term premiums of $10.2 million, lower Taiwan premiums of $7.5 million and lower premiums from annuitizations of $.7 million. Extended term policies represent term insurance the Company issued, under policy provisions to customers who previously had lapsing variable life insurance with the Company. Other income increased $7.2 million primarily from expense allowance recoveries from a variable life reinsurance contract and increased modal premiums.

Partially offsetting these increases are realized investment losses and lower net investment income. Realized investment losses are $18.8 million higher consisting of $10.2 million in derivative and other losses and $8.6 million of increased losses on fixed maturities from credit related sales and impairments. The derivative losses are from Treasury futures and swaps as the Company is in a net short position in a declining interest rate environment. Despite the investment portfolio growth, net investment income is lower by $11.0 million due to lower yields available on the reinvestment of fixed maturities and lower interest rates for short-term investments.

Benefits and Expenses
Policyholder benefits decreased by $2.8 million from decreases in reserve provisions for the Taiwan branch and domestic life insurance reserves offset by increased death benefits. Taiwan benefits and reserves were $5.9 million lower due to the transfer of the branch as of January 31, 2001. Domestic life reserves decreased $4.3 million primarily as a result of the lower amount of extended term insurance. This was partially offset by increases for term insurance reserves due to sales and renewals of the Term Essential and Term Elite products. Death claims were higher due mainly to higher guaranteed minimum death benefits for annuity products of $15.4 million, as described below. Guaranteed minimum death benefits increased from $8.9 million in the first nine months of 2001 to $24.3 million in the first nine months of 2002. Partially offsetting this increase is lower policyholder benefits of $7.2 million from our life insurance products mainly due to lower death claims. Prior year policyholder benefits include the impact of death claims incurred on our life products as a result of the September 11, 2001 terrorist attacks of $18 million.

The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the Company incurs a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized policy acquisition costs are based. A proposed AICPA Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "Proposed SOP"), would require recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. We are currently evaluating the impact of the proposed SOP, which has a proposed effective date for fiscal years beginning after December 15, 2003.

Interest credited to policyholder account balances increased by $3.1 million from growth in policyholder account balances despite the reduction in annuity interest rates. Annuity interest crediting rates were reduced in reaction to the declining investment portfolio yields.

General, administrative, and other expenses increased $104.7 million from the prior year, primarily the result of increased DAC amortization of $97.1 million. The majority of the DAC amortization increase, $69.7 million, was related to our annuity products. This reflects our lower estimates of future gross profits due to declines in asset values through September 30, 2002, decreased future asset returns and other refinements, resulting in greater than expected costs from minimum death benefit guarantees and lower expected fees under these contracts, as described further below. The remaining increase in DAC amortization is associated with our life products and is primarily due to the growth of the in-force, less favorable market performance, and the reduction in prior year amortization due to claims from the September 11th terrorist attack on the United States. In addition, general, administrative, and other expenses increased by $7.4 million as a result of the growth of the business.

Deferred acquisition costs related to annuity products are evaluated quarterly by comparing our actual profitability to our expectations. Expected profitability considers, among other assumptions, our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. If actual asset returns do not differ significantly from our expectations, they do not result in a change in the rate of amortization of deferred acquisition costs. Where actual asset returns differ more significantly from expectations, future asset return assumptions are evaluated using a reversion to mean approach. Under the reversion to mean approach we have considered a six-year period, consisting of two prior years and four future years, over which we expect the investments underlying the annuities to grow at a targeted return. For recent periods, the two-year historical period has been gradually increased. A calculated rate of return over the four future years, which we refer to as the look-forward period, is determined so that this calculated rate, together with the actual rate of return for the previous two years, produces the targeted return for the full six-year period. If the calculated rate of return is consistent with our range of expectations in light of market conditions, we will use it to project the asset growth for the next four years. If the calculated rate of return is not supported by our current expectations, we adjust our rate of return for purposes of these computations. For contract years after the look-forward period, we project asset growth using our long-term rate, currently an 8% annual blended rate of return which reflects an assumed rate of return of 8.85% for equity type assets. During the second and third quarters of 2002 we utilized a rate of return lower than the calculated return, which contributed to our charges for additional amortization of deferred acquisition costs. The equity rate of return used in the look-forward period varies by product, but is under 15% for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of September 30, 2002. For the average remaining life of our variable annuity contracts in force as of September 30, 2002, our evaluation of deferred policy acquisition costs is based on a 10% annual blended rate of return which reflects an assumed rate of return of 11.5% for equity type assets. Continued deterioration in market conditions may result in further increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in amortization.


For the three months ended September 30, 2002 versus 2001

Net income
Consolidated net loss for the three months ended September 30, 2002 increased by $6.8 million compared to the prior year three-month period. The main drivers as discussed above are increased DAC amortization of $62.6 million partially offset by higher premiums and policy charges, lower realized investment losses and a higher tax benefit.

Revenues
Consolidated revenues increased compared to the prior year quarter by $40.9 million. Premiums increased by $20.1 million from the prior year as a result of increased sales of term insurance and extended term premiums. Realized investment losses decreased by $13.8 million as impairment writedowns declined from $31.7 million in third quarter 2001 to $15.1 million in the current year quarter. Policy charges and fee income increased $5.9 million as a result of higher mortality and loading charges from growth in the life in-force business of $11.1 million. The increase was partially offset by a decrease in individual annuity fees of $5.2 million due to declining fund values as a result of the securities market.

Benefits and Expenses
Policyholder benefits decreased by $4.2 million from decreased death benefits offset by increases in reserve provisions for life insurance reserves. Death and surrender benefits declined by $16.1 million primarily as a result of lower life insurance policyholder benefits of $23.1 million due to lower death claims offset by higher guaranteed minimum death benefits for annuity products of $7.0 million. Life insurance death claims were lower when compared to the prior year as the prior year quarter included death claims related to the September 11th terrorist attacks of $18 million. Reserves increased $11.9 million primarily as a result of an increase in term insurance reserves due to sales and renewals of the Term Essential and Term Elite products of $6.0 million and higher extended term insurance. The increase in extended term premium reserves is a reflection of higher policy lapse activity resulting from less favorable market performance during the prior quarter.

Interest credited to policyholder account balances increased by $4.5 million due to growth in policyholder account balances despite the decrease in annuity crediting rates. Annuity interest crediting rates were decreased in reaction to the declining investment portfolio yields.

General, administrative, and other expenses increased $74.2 million from the prior year. The primary reason for the increase is an increase in DAC amortization of $62.6 million. Annuity DAC amortization is $41.2 million higher than the prior year quarter due to lower estimated future gross profits as a result of the market decline and other refinements, as described above. DAC amortization for life insurance products is $21.4 million higher primarily due to the market decline and related policy lapses associated with declines in variable life insurance account values prior to the third quarter of 2002, the growth of the in-force, and the reduction in prior year amortization due to claims from the September 11th terrorist attack on the United States. In addition, general and administrative expenses increased by $11.6 million when compared to the prior year quarter primarily reflecting the growth of our insurance products.

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

The Company had $20.2 billion of assets at September 30, 2002 compared to $22.1 billion at December 31, 2001, of which $12.1 billion and $14.9 billion were held in Separate Accounts at September 30, 2002 and December 31, 2001, respectively, under variable life insurance policies and variable annuity contracts. The remaining assets consisted primarily of investments and deferred policy acquisition costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             Risk Management, Market Risk and Derivative Instruments

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2001, a description of which may be found in our December 31, 2001, Annual Report on Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," filed with the SEC.

Item 4.    Controls and Procedures

                             Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

Item 2.  Changes in Securities and Use of Proceeds.

(d) Information required by Item 701(f) of Regulation S-K:

         The information below pertains to modified guaranteed annuity contracts issued by the Company in three distinct variable annuity products, Discovery Preferred Variable Annuity, Discovery Select Variable Annuity and Strategic Partners Select Variable Annuity. However, because the modified guaranteed annuity option of each of these products is identical, the Company has aggregated the registration of these securities.

         (1) The original effective date of the Registration Statement of the Company for the Discovery Preferred Variable Annuity on Form S-1 was declared effective on November 27, 1995 (Registration No. 33-61143). The Discovery Select prospectus was added through filings under Rule 424 of the Securities Act of 1993. The Strategic Partners Select prospectus was added under Rule 424 of the Securities Act of 1933. The registration statement continues to be effective through annual amendments, the most recent filed April 12, 2002 and declared effective May 1, 2002.

         (2) Offering commenced immediately upon effectiveness of the registration statement.

         (3)      Not applicable.

         (4)      (i)    The offering has not been terminated.

                  (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

                  (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).

                  (iv)   Securities registered and sold for the account of the
                         Company:


                           Amount registered*:                                          $ 500,000,000
                           Aggregate price of the offering amount registered:           $ 500,000,000
                           Amount sold*:                                                $ 390,004,808
                           Aggregate offering price of amount sold to date:             $ 390,004,808

                           * Securities not issued in predetermined units

                           No securities have been registered for the account of any selling security holder.

                  (v) Expenses associated with the issuance of the securities:

                                    Underwriting discounts and commissions**            $   11,590,506
                                    Other expenses**                                    $   23,443,687
                                            Total                                       $   35,034,193

                           ** Amounts are estimated and are paid to affiliated parties.


                  (vi)   Net offering proceeds:                                         $  354,970,615

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

         4(b) Market-Value Adjustment Annuity Contract is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 33-61143, as filed April 12, 2002.


        (b)  Reports on Form 8K
                  Form 8-K, Commission file number 33-37587, was filed on August 16, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)





Signature                                   Title                                            Date








/s/ Andrew J. Mako
--------------------------------            Executive Vice President                   November 14, 2002
Andrew J. Mako                              (Authorized Signatory)



/s/ William J. Eckert, IV
--------------------------------            Vice President and                         November 14, 2002
William J. Eckert, IV                       Chief Accounting Officer
                                            (Principal Accounting Officer)



                                 CERTIFICATIONS

I, Vivian Banta certify that:


1. I have reviewed this quarterly report on Form 10-Q of Pruco Life Insurance Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                               /s/ Vivian Banta
                      ------------------------------------
                                  Vivian Banta
                             Chief Executive Officer

I, William J. Eckert, IV, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Pruco Life Insurance Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002.
                            /s/ William J. Eckert, IV
                      ------------------------------------
                              William J. Eckert, IV
                             Chief Accounting Officer