Form 10-K
period 2002-12-31
PRUCO LIFE INSURANCE CO
filed 2003-03-26
CIK 777917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_       EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


            Arizona                                         22-1944557
---------------------------------              ---------------------------------
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 2003. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
Cover Page                                                                     -

Index                                                                          2

PART I    Item 1.   Business                                                   3
          Item 2    Properties                                                 6
          Item 3.   Legal Proceedings                                          6
          Item 4.   Submission of Matters to a Vote of Security Holders        7

PART II   Item 5.   Market for Registrant's Common Equity and Related
                      Stockholder Matters                                      8
          Item 6.   Selected Financial Data                                    8
          Item 7.   Management's Discussion and Analysis of Financial
                      Position and Results of Operations                       8
          Item 7a.  Quantitative and Qualitative Disclosures About
                      Market Risk                                             21
          Item 8.   Financial Statements and Supplementary Data               25
          Item 9.   Changes in and Disagreements with Independent
                      Accountants on Accounting and Financial Disclosure      25

PART III  Item 10.  Directors and Executive Officers of the Registrant        25
          Item 11.  Executive Compensation                                    27
          Item 12.  Security Ownership of Certain Beneficial Owners
                      and Management                                          27
          Item 13.  Certain Relationships and Related Transactions            27
          Item 14.  Controls and Procedures                                   27

PART IV   Item 15.  Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K                                             28

Signatures                                                                    30

Certifications                                                                31

Forward-Looking Statement Disclosure

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation to, update any particular forward-looking statement included in this document.

                                     PART 1
                                     ------

Item 1.  Business
-----------------

Overview

Pruco Life Insurance Company ("the Company") is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") in the District of Columbia, Guam and in all states except New York. The Company also had marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements.

The Company has one wholly owned subsidiary, Pruco Life Insurance Company of New Jersey ("PLNJ"). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in the states of New Jersey and New York. Another wholly owned subsidiary, The Prudential Life Insurance Company of Arizona ("PLICA") was dissolved on September 30, 2000. All assets and liabilities were transferred to the Company. PLICA had no new business sales in 2000.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 ("the date of demutualization") Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"). The demutualization was completed in accordance with Prudential's Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

Prudential Insurance intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Prudential Insurance is under no obligation to make such contributions and its assets do not back the benefits payable under the Company's policyholder contracts. During 2000, a capital contribution of $27.2 million resulted from the forgiveness of an intercompany receivable.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

The following paragraphs describe the Company's products, marketing and distribution, and underwriting and pricing.

Products

Variable Life Insurance
We offer a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer's investment account. We also offer variable life products targeted to the estate planning and corporate-owned life insurance markets.

Term Life Insurance
We offer a variety of term life insurance products. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage.

Universal Life Insurance
We offer universal life insurance products that feature a market rate fixed interest investment account and flexible premiums.

Variable and Fixed Annuities
We offer variable annuities that provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent separate accounts for which the contractholder bears the investment risk. The investments made in the fixed rate options are credited with interest at rates determined by us, subject to certain minimums. Additionally, our variable annuities products offer certain minimum death benefit and living benefit guarantee options. We also had offered fixed annuities that provide a guarantee of principal and a guaranteed interest rate to be credited to the principal amount for a specified period of time. Fixed annuities are not currently offered for sale.

Guaranteed Investment Contracts ("GICs")
We offer non-participating GICs through which customers deposit funds with us under contracts that typically provide for a specified rate of interest on the amount invested through the maturity of the contract. We are obligated to pay principal and interest according to the contracts' terms. This obligation is backed primarily by fixed maturities, and we bear all of the investment and asset/liability management risk on these contracts. As spread products, non-participating GICs make a profit to the extent that the rate of return on the investments we make with the invested funds exceeds the promised interest rate and our expenses. Since 1997, we have offered our credit-enhanced GIC, which has a triple-A rating, the highest rating possible, as a result of a guarantee from a financial insurer.

Marketing and Distribution

Prudential Insurance Agents
Agents employed by Prudential Insurance, our Parent company, distribute variable, universal and term life, variable and fixed annuities, and investment and protection products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others. GICs are distributed using a small direct sales force. We place most of our GIC business with clients with whom we have an existing relationship.

The majority of Prudential Insurance Agents are multi-line traditional agents. Other than certain training allowances or salary paid at the beginning of their employment, traditional Prudential Insurance Agents are paid on a commission basis for the products they sell. As described in the Notes to the Financial Statements, the Company is allocated expenses from Prudential Insurance. These allocated expenses reflect a market based pricing arrangement.

Third Party Distribution
Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, banks and broker-dealers. We have historically focused on serving the intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent individuals and corporate-owned life insurance for businesses. However, we have expanded our target market to include mass affluent individuals in addition to affluent individuals. The life insurance and annuity products offered are generally the same as those available through Prudential Insurance Agents. Our third party efforts are supported by a network of internal and external wholesalers.

Underwriting and Pricing

Life Insurance
Our life insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. We require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance applied for. Our universal life insurance contracts and the fixed component of our variable life insurance contracts feature crediting rates which are reset periodically. In resetting these rates, we consider the returns on our portfolios supporting the interest-sensitive life insurance business, current interest rates, the competitive environment, and our profit objectives.

Annuities
We earn investment management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets of the value of the annuity separate accounts. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, all of our variable annuities have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

Guaranteed Investment Contracts
We set our rates for guaranteed products using a proprietary pricing model that considers the investment environment and our risk, expense and profitability assumptions. Upon sale of a product, we adjust the duration of our asset portfolio and lock in the prevailing interest rates. We continuously monitor cash flow experience and work closely with our Asset Liability and Risk Management Group to review performance and ensure compliance with our investment policy.

Reserves

We establish reserve and policyholder fund liabilities to recognize our future benefit obligations for our in force life and annuity policies. For variable and interest-sensitive life insurance and annuity contracts, we establish policyholders' account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Our variable annuity products contain a guaranteed minimum death benefit feature that prescribes a minimum benefit to be paid upon the death of the annuitant. This minimum death benefit is based on the net deposits paid into the contract, the net deposits accumulated at a specific rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values. To the extent that the guaranteed minimum dearth benefit is higher than the current account value at the time of death, we incur a cost that results in increased annuity policy benefits We currently do not record a corresponding reserve for these future obligations, as current accounting literature does not prescribe the advanced recognition of expected future net costs associated with these guarantees. Costs associated with such benefits are recorded as a charge to earnings in the period in which the death benefit is paid. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on the variable annuity business, on which our periodic evaluations of unamortized policy acquisition costs are based. A proposed AICPA Statement of Position (SOP), "Accounting and Reporting by Insurance Enterprises for Certain Non-traditional Long Duration Contracts," would require us to establish such a reserve. We are currently evaluating the impact of this proposed SOP. As of December 31, 2002, the death benefit coverage in force (representing the amount we would have to pay if all annuitants had died on that date) was approximately $3.0 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

We establish policyholder fund liabilities for GICs that represent cumulative contractholder account balances.

Reinsurance

Since 2000, we have reinsured the majority of the mortality risk we assume under our new individual life insurance products. The maximum amount of individual life insurance we may retain on any life is $2.5 million.

Regulatory Environment

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

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. The Codification provided guidance for areas where statutory accounting had been silent and changed current statutory accounting in certain areas. Certain of the standards had an impact on the measurement of statutory capital, which, in turn, affected RBC ratios of insurance companies. The Company adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $81 million, primarily as a result of the recognition of deferred tax assets.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System ("IRIS") to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

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

Item 2.  Properties
-------------------

Office space is provided by Prudential Insurance, as is described in the Notes to the Consolidated Financial Statements.

Item 3.  Legal Proceedings
--------------------------

The Company and Prudential Insurance are subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and Prudential Insurance and that are typical of the businesses in which the Company and Prudential Insurance operate. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company and Prudential Insurance have been subject to substantial regulatory actions and civil litigation, including class actions, involving individual life insurance sales practices from 1982 through 1995. As of January 31, 2003, the Company and Prudential Insurance have resolved those regulatory actions, its sales practices class action litigation and virtually all of the individual sales practices actions filed by policyholders who "opted out" of the sales practices class action. Prudential Insurance has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the annual meeting of the stockholders held on June 17, 2002, the sole stockholder of the Company appointed the Board of Directors of the Company. The following are the Directors appointed at such meeting:

        James J. Avery, Jr.
        Vivian L. Banta
        Richard J. Carbone
        Helen M. Galt
        Jean D. Hamilton-subsequently resigned
        Ronald P. Joelson
        David R. Odenath, Jr.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters
--------------------------------------------------------------

The Company is a wholly owned subsidiary of Prudential Insurance. There is no public market for the Company's common stock.

Item 6.  Selected Financial Data
--------------------------------

                                                             Pruco Life Insurance Company and Subsidiary
                                                                   For the Years Ended December 31,
                                                                   --------------------------------
                                                                            (in thousands)

                                                     2002          2001          2000           1999          1998
                                                     ----          ----          ----           ----          ----
Revenues
   Premiums and other revenue                     $   684,343   $   593,912   $   670,445    $   575,190  $   473,975
   Realized investment (losses) gains, net            (68,037)      (60,476)      (20,679)       (32,545)      44,841
   Net investment income                              334,486       343,638       337,919        276,821      261,430
                                                  -------------------------------------------------------------------
Total revenues                                        950,792       877,074       987,685        819,466      780,246
                                                  -------------------------------------------------------------------

Benefits and Expenses
   Policyholders' benefits and interest
   credited to policyholders' account
   balances                                           480,064       452,046       419,073        341,894      312,731
   Other expenses                                     509,733       382,701       410,684        392,041      231,320
                                                  -------------------------------------------------------------------

Total benefits and expenses                           989,797       834,747       829,757        733,935      544,051
                                                  -------------------------------------------------------------------

(Loss) Income before income taxes                     (39,005)       42,327       157,928         85,531      236,195

Income tax (benefit) expense                          (52,503)      (25,255)       54,432         29,936       84,233
                                                  -------------------------------------------------------------------

Net income                                         $   13,498   $    67,582   $   103,496    $    55,595  $   151,962
                                                  ===================================================================

Total assets at year end                          $21,210,888   $22,093,412   $23,059,009    $21,768,508  $16,812,781
                                                  ===================================================================

Separate account liabilities at year              $12,696,758   $14,920,584   $16,230,264    $16,032,449  $11,490,751
                                                  ===================================================================


Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations
--------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of December 31, 2002, compared with December 31, 2001, and its consolidated results of operations for the years ended December 31, 2002, 2001 and 2000.

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance, individual variable annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced ("PACE") primarily through the Prudential Insurance sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements. Beginning February 1, 2001, all insurance activity of the Taiwan branch has been ceded to the affiliated Company and is not included in the Company's results of operations.

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


Application of Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements may change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of investments
A large portion of our investments is reflected at fair value in the statements of financial position based on quoted market prices or estimates from independent pricing services. However, when such information is not available, for example, with respect to private placement fixed maturity securities, which comprises 18.6% of our investments at December 31, 2002, fair value is estimated, typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality. Consequently, changes in estimated future cash flows or in our assessment of the issuer's credit quality will result in changes in fair value estimates. For fixed maturities and equity securities classified as available for sale, the impact of such changes is recorded in "Accumulated other comprehensive income (loss)," a separate component of equity. However, the carrying value of these securities is reduced, with a corresponding charge to earnings, when a decline in value is considered to be other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: whether the decline is substantial; the length of time the fair value has been less than cost, generally six months; and the financial condition and near-term prospects of the issuer. This corresponding charge is referred to as an impairment and is reflected in "Realized investment losses, net" in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Policyholder liabilities and deferred policy acquisition costs
The liability for "Future policy benefits and other policyholder liabilities" represents 4.8% of total liabilities as of December 31, 2002. Changes in this liability are generally reflected in the "Policyholders' benefits" caption in our statements of operations. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products where the timing and amount of payment depends on policyholder mortality or surrender experience. For life insurance and annuity products, expected mortality is generally based on the Company's historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are "locked-in" upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing loss recognition reserves.

For most life insurance and annuity products that we sell, we defer costs that vary with and are related primarily to the production of new business to the extent these costs are deemed recoverable from future profits, and we record these costs as an asset known as deferred policy acquisition costs or "DAC" "in the statements of financial position. We amortize this DAC asset over the expected lives of the contracts, based on the level and timing of either estimated profits or premiums, depending on the type of contract. For products with amortization based on estimated profits, the amortization rate is periodically updated to reflect current period experience or changes in assumptions that affect future profitability, such as lapse rates, investment returns, mortality experience, expense margins and surrender charges. However, for products with amortization based on future premiums, the amortization rate is locked-in when the product is sold.

For example, expected profitability is a significant estimate in evaluating deferred acquisition costs related to annuity products. Expected profitability considers, among other assumptions, our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. For the average remaining life of our variable annuity contracts in force as of December 31, 2002, our evaluation of deferred policy acquisition costs is based on a 9.25% annual blended rate of return that reflects an assumed rate of return of 11.5% for equity type assets. Continuation of current market conditions or further deterioration in market conditions may result in increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs. These changes in DAC balances are included as a component of "General, administrative and other expenses" in our statements of operations.

See "Results of Operations" for discussion of the impact of DAC amortization on our results of our life and annuities products, including increased amortization recorded in 2002 and 2001 reflecting lower estimates of future gross profits.

See "Results of Operations" for a discussion of the proposed AICPA Statement of Position "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts."

Reserves for contingencies
A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management 's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. In situations in which the Company is to be indemnified by Prudential Insurance, there will be no financial impact on the statement of operations.

Other significant estimates
In addition to the items discussed above, the application of GAAP requires management to make other estimates and assumptions. One example is the recognition of deferred tax assets, which depends on management's assumption that future earnings will be sufficient to realize the deferred benefit. This is discussed in Note 7 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

The FASB is currently discussing the accounting related to certain modified coinsurance ("modco") and funds withheld reinsurance agreements. More specifically, the discussions relate to whether modco and funds withheld reinsurance agreements that provide for a total return on a pool of fixed income securities contain embedded derivatives that would require bifurcation under SFAS No. 133. The FASB plans to address this issue by combining it with a portion of the tentative guidance in SFAS No. 133 Implementation Issue No.
B36, "Embedded Derivatives-Bifurcation of Embedded Credit."

If embedded derivative accounting for certain modco and funds withheld reinsurance agreements is eventually required under Implementation Issue No. B36, we intend to apply the guidance prospectively, for all existing contracts and future transactions, in the quarter following final resolution of the Issue. Based upon our current level of modco and funds withheld reinsurance, we do not believe application of Implementation Issue No. B36, as we currently understand it, would have a material impact on our financial condition or results of operations.

The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2002 versus 2001

From December 31, 2001 to December 31, 2002 there was a decrease of $882 million in total assets from $22.093 billion to $21.211 billion. Separate account assets declined $2.224 billion mainly from market value declines. Fixed maturities increased by $1.133 billion from investing policyholder deposits and unrealized market gains. Reinsurance recoverable increased by $92 million due to growth in reinsurance activity for the transferred Taiwan business and domestic term and variable life insurance. Cash and cash equivalents increased $62 million from increased securities lending activities.

During the year, liabilities decreased by $953 million from $20.442 billion to $19.489 billion. Corresponding with the asset change, separate account liabilities decreased by $2.224 billion primarily from market value declines of $2.094 billion, and policy charges and other disbursements of $446 million offset by net sales of $316 million. Current year net sales of $316 million consist of $1.639 billion of contributions and policy credit transfers less $1.323 billion of surrenders, withdrawals and transfers.

Policyholder account balances increased by $908 million primarily from positive net sales (sales less withdrawals) of annuity products with fixed rate options and the PACE product. A higher level of securities lending activity increased liabilities by $355 million. Future policy benefits increased $126 million mainly due to increases in reserves for the transferred Taiwan business and for domestic life term and extended term insurance.

Other liabilities decreased by $98 million mainly due to the funding of policy credits to the separate account policyholders, which had been accrued in other liabilities at December 31, 2001. This decrease was partially offset by an increase in payables resulting from purchases of securities that had not yet been settled.

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

During the year, liabilities decreased by $784 million from $21.226 billion to $20.442 billion. Separate account liabilities decreased $1.310 billion as a result of net investment losses of $1.388 billion, expense disbursements and other changes of $244 million offset by net sales of $322 million. Current year net sales of $322 million ($1.540 billion of contributions less $1.218 billion of surrenders and withdrawals) are $918 million lower than the same period prior year sales of $1.240 billion ($2.376 billion of contributions less $1.136 billion of surrenders and withdrawals). The primary reason for the decrease is declines in Discovery Select annuity product ("Discovery Select") exchange sales resulting from the discontinuation of the Exchange Program on May 1, 2000. The Exchange Program had provided the contract holders of older Prudential Insurance or Pruco Life annuity products an opportunity to convert to the Discovery Select product. Annuity product net sales declined $1.118 billion while variable life insurance sales grew $200 million from the prior year.

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

Total equity declined $181 million from $1.832 billion at December 31, 2000 to $1.651 billion at December 31, 2001. The largest factor in this decrease is the payment of two dividends to Prudential Insurance totaling $153.8 million. One dividend consisted of an extraordinary dividend approved by the Insurance Department of Arizona for $108 million. The other dividend of $45.8 million represented the Company's net investment in its Taiwan branch, which was contributed to a sister company, Prudential Life Insurance Company of Taiwan, and subsequently dividended to Prudential Insurance. Refer to Note 14 for more information on the Taiwan dividend. Equity was also reduced by $128.0 million for policy credits to be made to eligible policyholders. In connection with the Prudential Insurance demutualization, qualified annuity contract holders were given increases to their policy values in the form of policy credits. In addition, equity was increased by net income of $67.6 million, net unrealized investment gains of $30.0 million and net foreign currency translation adjustments of $3.2 million.


Results of Operations

2002 versus 2001

Net Income
Despite growth in annuity and life insurance sales and the in-force of our life insurance products, consolidated net income declined $54.1 million from $67.6 million in 2001 to $13.5 million in 2002. The primary reason for this decline was the weak equity markets that affected, in particular, the variable annuity products. The unfavorable market conditions caused a decline in the annuity separate account fund values, which resulted in lower policy fee income and higher minimum death benefit guarantees as fund values fell below the guaranteed minimum death benefits. These factors also affected our estimate of expected future gross profits, which is the basis on which DAC is amortized. As a result, DAC amortization was accelerated. DAC amortization, which is included in "General, Administrative and Other Expenses", increased $112.3 million from the prior year, with $75.3 million related specifically to annuity products. This decrease to income was partially offset by higher premiums from term insurance sales and renewals and higher policy charges from life products due to the growth of the in-force business. Most of the policy charges associated with life products such as mortality charges are based on the face amount of the policies and not the fund value and therefore are not as affected by stock market changes as are the annuity products. Tax expense for the current year is lower than the prior year due to reduced income from operations before taxes. Both years include tax benefits from nontaxable investment income. More details regarding the components of revenues and expenses are provided below.

Revenues
Consolidated revenues increased by $73.7 million, from $877.1 million to $950.8 million. Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $39.7 million. The increase was a result of a $56.9 million increase for domestic individual life products offset by a $17.2 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth of the in-force business. The life insurance in-force (excluding term insurance) grew to $65.5 billion at December 31, 2002 from $58.7 billion at December 31, 2001. Policy charges from life products were also positively impacted by $12 million in policy fees from a sale to Prudential Insurance in December 2002 of Corporate Owned Life Insurance ("COLI").

In contrast, annuity fees are mainly asset based fees which are dependent on fund balances which are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have declined as a result of unfavorable conditions in the securities market over the past three years, thereby reducing policy fee income.

Premiums increased by $38.0 million primarily as a result of higher term insurance sales and renewals of the Term Essential and Term Elite products of $50.9 million as these are relatively new products launched at the end of 2000. Partially offsetting this increase is lower extended term premiums of $4.9 million, and lower Taiwan premiums of $7.5 million as all Taiwan premiums are ceded after January 31, 2001 pursuant to the coinsurance agreement. Extended term policies represent term insurance the Company issued, under policy provisions to customers who previously had lapsing variable life insurance with the Company. The policyholder can purchase extended term or reduced paid-up life insurance based on the amount that can be purchased with the remaining cash value of the contract (if the policyholder does not elect to receive the remaining cash value as a cash distribution). The application of the remaining cash value to purchase such coverage is recorded as premium revenue in the Statement of Operations. Future policy benefit reserves are also increased by the amount of these premiums.

Other income increased $9.2 million primarily from expense allowance recoveries from a reinsurance agreement associated with the Magnastar contract, a new third party distribution agreement (described in Note 6) and increased modal premiums. Modal premiums, service charges for policyholders who pay other than annual premiums, have grown as term insurance has grown.

Partially offsetting these increases are lower net investment income and higher realized investment losses. Despite the investment portfolio growth due to positive cash inflows, net investment income is lower by $9.1 million due to lower yields available on the reinvestment of fixed maturities and lower interest rates for short-term investments. Realized investment losses are $7.6 million higher mainly due to increased derivative losses of $10.3 million from Treasury futures and swaps as the Company is in a net short position in a declining interest rate environment. Losses on fixed maturities from credit related sales and impairments were $56.0 million in 2002 compared to $60.9 million in 2001. Although the current year experienced less impairments compared to the prior year ($27.8 million in 2002 compared to $53.5 million in 2001), there were higher losses due to credit related sales in 2002 ($28.2 million in 2002 compared to $7.4 million in 2001).

Benefits and Expenses
Policyholder benefits increased by $19.2 million, which consists of increases in death benefits of $16.1 million and reserve increases of $3.1 million. The primary reason for the higher death benefits is the increase in guaranteed minimum death benefits for annuity products, as described below. Guaranteed minimum death benefits increased from $13.6 million in 2001 to $33.8 million in 2002. Death benefits associated with our life insurance products decreased by $2.4 million despite an increase in the in-force business and unfavorable mortality experience due to two factors, which were favorable when compared to the prior year. The prior year policyholder benefits included the impact of September 11th claims of $11.6 million, net of reinsurance. In addition, the current year benefited from reinsurance recoveries from Prudential Insurance and other insurance carriers. In particular, two large death claims totaling $30 million were reinsured by Prudential Insurance.

The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, the Company incurs a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized policy acquisition costs are based. A proposed AICPA Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "Proposed SOP"), would require recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. We are currently evaluating the impact of the Proposed SOP. As of December 31, 2002, the death benefit coverage in force (representing the amount we would have to pay if all annuitants had died on that date) was approximately $3.0 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the fair value of the underlying mutual fund investments.

Reserve increases were $3.2 million higher than the prior year primarily from increases to term insurance reserves of $23.6 million due to sales and renewals of the Term Essential and Term Elite products. Partially offsetting this, were decreases to reserves resulting from lower extended term premiums and increased surrenders of reduced paid up policies. The change in Taiwan reserves was $5.4 million lower in 2002 due to the transfer of the branch as of January 31, 2001, and the subsequent ceding of the business.

Interest credited to policyholder account balances increased by $8.8 million as a result of growth in policyholder account balances of approximately $900 million. Interest credited increased by $7.0 million for PACE guaranteed investment contracts and $3.5 million for life funds. Annuity interest credited declined by $1.7 million despite growth of approximately $600 million in policyholder account balances due to a reduction in annuity interest rates. Annuity interest crediting rates were reduced in reaction to the declining investment portfolio yields. Overall net interest spread revenue has declined from last year as investment income and yields on general account assets have declined as described above.

General, administrative, and other expenses increased $127.0 million from the prior year, primarily the result of increased DAC amortization of $112.3 million. The majority of the DAC amortization increase, $75.3 million, was related to our annuity products. These charges reflect our lower estimates of future gross profits from greater expected costs from minimum death benefit guarantees and lower expected fees under these contracts due to declines in asset values and decreased future asset returns. The remaining increase in DAC amortization is associated with our life products and is primarily due to the growth of the in-force, less favorable market performance, and the reduction in prior year amortization due to claims from the September 11th terrorist attack on the United States. In addition, general, administrative, and other expenses increased by $14.7 million as a result of the growth of the business.

Deferred acquisition costs related to annuity products are evaluated quarterly by comparing our actual profitability to our expectations. Expected profitability considers, among other assumptions, our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. If actual asset returns do not differ significantly from our expectations, they do not result in a change in the rate of amortization of deferred acquisition costs. Where actual asset returns differ more significantly from expectations, future asset return assumptions are evaluated using a reversion to mean approach. Under the reversion to mean approach we consider historical returns over a period of time and project returns for a future four-year period so that the investments underlying the annuities grow at a targeted return for the entire period. We evaluate returns over a historical period beginning January 1, 2000 giving higher weighting to the returns experienced during the most recent two-year period. A calculated rate of return over the four future years, which we refer to as the look-forward period, is determined so that this calculated rate, together with the actual rate of return for the historical period, produces the targeted return for the entire period. If the calculated rate of return is consistent with our range of expectations in light of market conditions, we will use it to project the asset growth for the next four years. If the calculated rate of return is not supported by our current expectations, we adjust our rate of return for purposes of these computations. For contract years after the look-forward period, we project asset growth using our long-term rate, currently an 8% annual blended rate of return, which reflects an assumed rate of return of 8.85% for equity type assets. Beginning in the second quarter and continuing throughout the year, we utilized a rate of return lower than the calculated return, which contributed to additional amortization of deferred acquisition costs during the second and third quarter. The equity rate of return used in the immediate four-year look-forward period varies by product, but is under 15% for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2002. For the average remaining life of our variable annuity contracts in force as of December 31, 2002, our evaluation of deferred policy acquisition costs is based on a 9.25% annual blended rate of return, which reflects an assumed rate of return of 11.5% for equity type assets. Continuation of current market conditions or further deterioration in market conditions may result in increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs.

2001 versus 2000

Net Income
Consolidated net income was $35.9 million lower for the year ended December 31, 2001 than for the year ended December 31, 2000. Economic and market downturns resulted in increased realized investment losses for impairments and sales of fixed maturities of $39.8 million. In addition, there was increased amortization of deferred policy acquisition costs ("DAC") of $35.2 million for domestic life and annuity products, resulting from a decline in expected future gross profits. Net asset management fee revenue declined $34.2 million ($63.3 million in revenues less $29.1 million of expenses). The Company ceased receiving fee income or paying asset management fee expenses related to the Prudential Series Fund ("PSF") as of January 1, 2001, as described in the Notes to Consolidated Financial Statements. Policyholder benefits were $8.0 million higher as increases to domestic individual life product reserves, death benefits, and surrender benefits offset decreases in the Taiwan branch's policyholder benefits. Tax expense for the current year is lower than the prior year by $79.7 million due to reduced income from operations before income taxes and a refinement of the estimated benefits from nontaxable investment income.

Revenues
Consolidated revenues decreased by $110.6 million, from $987.7 million to $877.1 million. As discussed above, the elimination of PSF asset management fees reduced revenues by $63.3 million. Premiums decreased by $31.0 million from the prior year. The ceding of premiums pursuant to the transfer of the Company's Taiwan branch caused an $80.6 million decline in premiums. This was partially offset by higher term insurance sales of the Term Essential and Term Elite products, and an increase in premiums related to extended term policy conversions.

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

These decreases were partially offset by increases in policy charges and fee income and net investment income. Policy charges and fee income increased by $15.3 million. The increase was a result of a $29.0 million increase for domestic individual life products offset by a $13.7 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business and higher new sales. The in-force business grew from $53.2 billion at December 31, 2000 to $58.7 billion at December 31, 2001, an increase of 10.3%. In contrast, annuity fees which are mainly asset-based fees, have declined as a result of unfavorable valuation changes in the securities market and lower sales due to the discontinuation of the Exchange program.

Net investment income increased by $5.7 million from the prior year as income from fixed maturities rose as a result of a higher average asset base from reinvestment of proceeds from GIC sales, and general account annuity and life deposits. Partially offsetting this increase was a decline in short-term investments and cash equivalent income mainly as a result of lower interest rates. Other income increased $2.5 million due to an increase in the modal premium charges due to the growth in term insurance.

Benefits and Expenses
Policyholder benefits increased by $8.0 million from increases in domestic individual life product reserves, death benefits, and surrender benefits; offset by decreases in Taiwan's policyholder benefits. Death benefits increased $29.0 million due mainly to the increased in-force business, with $11.6 million of the increase specifically related to the September 11 terrorist attacks. Domestic individual life reserves increased $32.6 million as a result of sales of term insurance and extended term premiums. There were also increased benefits paid on surrenders of reduced paid up policies of $8.3 million. Offsetting these were decreases in reserve provisions and benefits for the Company's Taiwan branch of $61.6 million.

Interest credited to policyholder account balances increased by $25.0 million as policyholder account balances grew by $301.0 million from December 2000 mainly as a result of GIC and general account life and annuity deposits, as mentioned above.

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

General Account Investments

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $6,343.0 million at December 31, 2002, versus $5,207.5 million at December 31, 2001. A diversified portfolio of publicly traded bonds, private placements, commercial mortgages and equity investments is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

                                                                       As of December 31,
                                                  ----------------------------------------------------------
                                                       2002       % of Total         2001       % of Total
                                                  ----------------------------  ----------------------------
                                                                        ($ in thousands)
Fixed maturities
   Public, available for sale, at fair value          $3,977,441         62.7%      $2,695,135         51.8%
   Private, available for sale, at fair value          1,180,665         18.6%       1,329,758         25.5%
Equity securities, at fair value                             199            -%             375            -%
Commercial loans, at book value                            6,966          0.1%           8,190          0.2%
Other long term investments (1)                           83,856          1.3%          84,342          1.6%
Policy loans, at outstanding balance                     879,506         13.9%         874,065         16.8%
Short-term investments                                   214,342          3.4%         215,610          4.1%
                                                  -------------- -------------  -------------- -------------
Total investments                                     $6,342,975        100.0%      $5,207,475        100.0%
                                                  ============== =============  ============== =============

------------
       (1) Other long-term investments consist of real estate and non-real estate related investments in joint ventures and partnerships, our interest in separate account investments and other miscellaneous investments.

The asset management strategy for the portfolio is in accordance with an investment policy statement developed and coordinated within the Company by the Asset Liability and Risk Management Group, agreed to by senior management, and approved by the Board of Directors. In managing the investment portfolio, the long-term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset management strategies take into account the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset management strategies also include broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, the related quality of the portfolio, and recent activities to manage the portfolio are discussed below.

As of December 31, 2002, our investment portfolio consisted primarily of $5,158.1 million of fixed maturity securities versus $4,024.9 in 2001 (81% of the total portfolio in 2002 versus 77% in 2001), $7.0 million of commercial loans versus $8.2 million in 2001, $0.2 million of equity securities versus $0.4 million in 2001 and $1,177.7 million of other investments (19% of the total portfolio in 2002 versus 23% in 2001). The commercial loan portfolio consists of loans secured mainly by commercial buildings, which are concentrated in the United States. The equity securities portfolio in 2002 consists of $0.2 million of publicly traded equity securities. The equity securities portfolio in 2001 consists of $0.2 million of publicly traded equity securities and $0.2 million of privately traded equity securities. The remaining $1,177.7 million of other investments were comprised of other long-term investments, policy loans and short-term investments as compared to $1,174.0 million in 2001.

Investment Results

The overall income yield on our invested assets after investment expenses, excluding realized investment gains (losses), was 6.26% for the year ended December 31, 2002 and 6.88% for 2001. The decline in yield on the portfolio in 2002 from 2001 is primarily attributable to reinvestment activities over the last two years in a declining interest rate environment.

Continuation of the low interest rate environment will result in our reinvestment of maturing securities at lower rates and would reduce the yield we are able to earn on our investments, which support our obligations for certain products, including fixed annuities, and guaranteed investment contracts. This reduction in yield would also have a corresponding impact on the "spread," the difference between the yield on our investments and the amounts that we are required to pay our customers related to these products, which would have a negative impact on our future profitability.


The following table sets forth the income yield and investment income, excluding realized investment gains/(losses), for each major asset category of the Company for the periods indicated.

                                                                 For the year ended December 31,
                                                  ----------------------------------------------------------
                                                              2002                          2001
                                                  ----------------------------------------------------------
(1)                                                   Yield         Amount           Yield        Amount
                                                  ----------------------------------------------------------
                                                                        ($ in thousands)
Fixed maturities                                       6.58%          $275,843        7.42%         $279,477
Equity securities                                      8.87                266        1.37                71
Commercial loans                                      11.00                791       10.87               905
Policy loans                                           5.79             49,436        5.75            48,149
Short-term investments                                 3.32             13,540        5.02            24,253
Other investments                                      8.15              7,071        6.79             6,021
                                                  ---------      -------------  ----------     -------------
Investment income before investment
expenses                                               6.37            346,947        6.99           358,876
Investment expenses                                   (0.11)           (12,461)      (0.11)          (15,238)
                                                  ---------      -------------  ----------     -------------
Total after investment expenses                        6.26%          $334,486        6.88%         $343,638
                                                  =========      =============  ==========     =============

------------
       (1) Yields are based on quarterly average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for equity securities are based on cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for prior year are presented on a basis consistent with our current reporting practices.

Fixed Maturity Securities

Investment Mix
We manage our public portfolio to a risk profile directed by the Asset Liability and Risk Management Group. We seek to employ relative value analysis both in credit selection and in purchasing and selling securities. To the extent that we actively purchase and sell securities as part of portfolio selection and portfolio rebalancing, the total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

We use our private placement and asset-backed portfolios to enhance the diversification and yield of our overall fixed maturity portfolio. Our investment staff directly originates approximately half of all of our private placements. Our origination capability offers the opportunity to lead transactions and gives us the opportunity for better terms, including covenants and call protection, and to take advantage of innovative deal structures.

The Company has classified all private placements and publicly traded securities as available for sale. "Available for sale" securities are carried in the Consolidated Statement of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. At December 31, 2002 the fixed maturities portfolio totaled $5,158.1 million, an increase of $1,133.2 million compared to December 31, 2001. This increase in fixed maturities reflected growth in the overall portfolio due to positive cash flow from insurance operations during 2002, appreciation arising from a lower interest rate environment, as well as reinvestment of net investment income.

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of December 31, 2002, we held approximately 81% of assets in fixed maturity securities (versus 77% as of December 31, 2001) with a total amortized cost of $4,921.7 million and an estimated fair value of $5,158.1 million, compared to an amortized cost of $3,935.5 million and estimated fair value of $4,024.9 million as of December 31, 2001. Our investments in public fixed maturities as of December 31, 2002 were $3,793.0 million at amortized cost and $3,977.4 million at estimated fair value compared to $2,638.9 million at amortized cost and $2,695.1 million at estimated fair value as of December 31, 2001. Our investments in private fixed maturities as of December 31, 2002 were $1,128.7 million at amortized cost and $1,180.7 million at estimated fair value compared to $1,296.6 million at amortized cost and $1,329.8 million at estimated fair value as of December 31, 2001.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

                                                            As of December 31,
                 -------------------------------------------------------------------------------------------------------
                                         2002                                                2001
                 -------------------------------------------------   ---------------------------------------------------
(1)                              Gross        Gross                                  Gross        Gross
                  Amortized   Unrealized   Unrealized                 Amortized    Unrealized   Unrealized
                     Cost        Gains       Losses    Fair Value        Cost         Gains       Losses     Fair Value
                 -------------------------------------------------------------------------------------------------------
                                                             (in thousands)
Industry
--------
U.S. Government     $600,385     $11,906         $1      $612,290      $303,605       $2,015        $2,169     $303,451
Manufacturing      1,029,622      59,334      4,476     1,084,480       743,208       23,300         4,550      761,958
Utilities            509,444      29,199      6,128       532,515       617,646       21,994         5,722      633,918
Finance              705,019      52,722        724       757,017       688,330       25,158         1,330      712,158
Services             538,604      25,344      2,827       561,121       385,550        9,987         8,808      386,729
Mortgage Backed      120,425       3,242         14       123,653        10,148          160            61       10,247
Foreign
Government            45,981       4,707         44        50,644        27,332        2,130             8       29,454
Retail and
Wholesale            279,750      20,093        477       299,366       217,332        7,556           598      224,290
Securities           642,771      14,667      2,096       655,342       577,527       15,444         2,727      590,244
Transportation       218,649      12,303        390       230,562       183,148        5,689         4,681      184,156
Energy               218,269      19,224         35       237,458       175,017        6,628           418      181,227
Other                 12,772         886          -        13,658         6,629          554           122        7,061
                 ----------- ----------- ---------- -------------  ------------- ----------- ------------- -------------
Total             $4,921,691    $253,627    $17,212    $5,158,106    $3,935,472     $120,615       $31,194   $4,024,893
                 =========== =========== ========== =============  ============= =========== ============= =============

------------
       (1) Investment data for 2002 has been classified based on industry accepted Lehman categorizations for public holdings and similar classifications by industry for all other holdings. Prior year data has been reclassified to conform to current year presentation. This table includes redeemable preferred stock.

As a percentage of amortized cost, fixed maturity investments as of December 31, 2002 consist primarily of 21% manufacturing sector, 14% finance sector, 13% asset-backed securities, 12% U.S. Government, and 11% services sector compared to 19% manufacturing sector, 17% finance sector, 15% asset-backed securities, 8%

U.S. Government, and 10% services sector as of December 31, 2001. Nearly 100% of the mortgage-backed securities were publicly traded agency pass-through securities. Collateralized mortgage obligations represented less than 1% of total mortgage-backed securities.

The gross unrealized losses related to our fixed maturity portfolio were $17.2 million as of December 31, 2002 compared to $31.2 million as of December 31, 2001. The gross unrealized losses in 2002 were concentrated primarily in the utilities, manufacturing and services sectors while gross unrealized losses in 2001 were concentrated in the services, utilities, transportation and manufacturing sectors. Non-investment grade securities represented 65% of the gross unrealized losses in 2002 versus 40% of gross unrealized losses in 2001.

The following table sets forth the breakdown of our fixed maturity securities portfolio by contractual maturity as of the dates indicated.

                                                          As of December 31,
                                  ---------------------------------------------------------------
                                                 2002                             2001
                                  ---------------------------------    --------------------------
                                    Amortized Cost      % of Total     Amortized Cost  % of Total
                                  ---------------------------------------------------------------
                                                        ($ in thousands)
        Maturing in 2002                 $        -           -%         $ 252,387           6.3%
        Maturing in 2003                    600,515        12.2%           538,311          13.7%
        Maturing in 2004                    473,559         9.6%           401,340          10.2%
        Maturing in 2005                    815,282        16.5%           544,405          13.8%
        Maturing in 2006                    791,361        16.1%           640,036          16.3%
        Maturing in 2007                    455,987         9.3%           255,314           6.5%
        Maturing in 2008                    418,960         8.5%           273,746           7.0%
        Maturing in 2009                    261,160         5.3%           243,565           6.2%
        Maturing in 2010                    163,023         3.3%           139,190           3.5%
        Maturing in 2011                    274,863         5.6%           289,852           7.4%
        Maturing in 2012 and
        Beyond                              666,981        13.6%           357,326           9.1%
                                  -----------------  ----------- ----------------- --------------
        Total Fixed Maturities           $4,921,691       100.0%        $3,935,472         100.0%
                                  =================  =========== ================= ==============

Fixed Maturity Securities Credit Quality

The NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called "NAIC Designations." NAIC designations of "1" or "2" include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody's or BBB- or higher by S&P. NAIC Designations of "3" through "6" are referred to as below investment grade, which include securities rated Ba1 or lower by Moody's and BB+ or lower by S&P. The fixed maturity securities designated as NAIC 6 include securities that are not rated.

The amortized cost of our public and private below-investment grade fixed maturities totaled $526.8 million, or 11%, of the total fixed maturities as of December 31, 2002, compared to $318.7 million, or 8%, of total fixed maturities as of December 31, 2001. The increase in the amount of below-investment grade fixed maturities at December 31, 2002 from a year earlier came primarily from negative credit migration over the period.


Public Fixed Maturities - Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating as of the dates indicated.


                                                                          As of December 31,
                           -------------------------------------------------------------------------------------------------------
                                                    2002                                               2001
                           -------------------------------------------------   ---------------------------------------------------
                                             Gross        Gross                                 Gross        Gross
                               Amortized   Unrealized   Unrealized               Amortized    Unrealized   Unrealized
                                  Cost        Gains       Losses    Fair Value     Cost         Gains       Losses     Fair Value
                           -------------------------------------------------------------------------------------------------------
                                                                       (in thousands)
    NAIC      Rating Agency
Designation    Equivalent
------------ ---------------
     1       Aaa, Aa, A        $2,377,674    $116,244       $438    $2,493,480  $1,441,230       $40,582       $4,309   $1,477,503
     2       Baa                1,152,329      71,903      4,152     1,220,080     973,831        32,391        6,279      999,943
     3       Ba                   162,210       5,224      2,201       165,233     120,796         2,730        3,862      119,664
     4       B                     75,167       2,381      2,987        74,561      76,702         2,516        6,674       72,544
     5       C and lower           10,391         412      2,057         8,746      14,158           776        1,159       13,775
     6       In or near
             default               15,195         481        335        15,341      12,201            74          569       11,706
                            ------------- ----------- ---------- ------------- ----------- ------------- ------------ ------------
Public Fixed Maturities        $3,792,966    $196,645    $12,170    $3,977,441  $2,638,918       $79,069      $22,852   $2,695,135
                            ============= =========== ========== ============= =========== ============= ============ ============

Private Fixed Maturities - Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating as of the dates indicated. As of December 31,


                                                                          As of December 31,
                           -------------------------------------------------------------------------------------------------------
                                                    2002                                               2001
                           -------------------------------------------------   ---------------------------------------------------
                                             Gross        Gross                                 Gross        Gross
                               Amortized   Unrealized   Unrealized               Amortized    Unrealized   Unrealized
                                  Cost        Gains       Losses    Fair Value     Cost         Gains       Losses     Fair Value
                           -------------------------------------------------------------------------------------------------------
                                                             (in thousands)
    NAIC      Rating Agency
Designation    Equivalent
------------ ---------------
     1       Aaa, Aa, A          $338,539     $12,348     $1,351      $349,536    $448,333       $10,762       $6,590     $452,505
     2       Baa                  526,384      34,430         45       560,769     753,331        26,445        1,463      778,313
     3       Ba                   212,917       9,197      3,089       219,025      78,149         3,793          140       81,802
     4       B                      9,637           -        196         9,441       4,857            39            2        4,894
     5       C and lower           39,616       1,007        253        40,370       6,624           507          120        7,011
     6       In or near
             default                1,632           -        108         1,524       5,260             -           27        5,233
                            ------------- ----------- ---------- ------------- ----------- ------------- ------------ ------------
Private Fixed Maturities       $1,128,725     $56,982     $5,042    $1,180,665  $1,296,554       $41,546       $8,342   $1,329,758
                            ============= =========== ========== ============= =========== ============= ============ ============

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

                                                                             As of December 31,
                                                   ------------------------------------------------------------------------
                                                                   2002                                2001
                                                   ----------------------------------- ------------------------------------
                                                                     Gross Unrealized                      Gross Unrealized
                                                     Amortized Cost       Losses         Amortized Cost         Losses
                                                   ------------------------------------------------------------------------
                                                                              (in thousands)
Less than six months                                         $9,605            $3,488           $11,753              $3,914
Greater than six months but less than nine months               982               424                 -                   -
Greater than nine months but less than
twelve months                                                     -                 -               377                 111
Greater than twelve months                                        -                 -                 -                   -
                                                   ---------------- ----------------- ----------------- -------------------
Total                                                       $10,587            $3,912           $12,130              $4,025
                                                   ================ ================= ================= ===================

Gross unrealized losses of fixed maturity securities where estimated fair value has been 20% or more below amortized cost were $3.9 million as of December 31, 2002, compared to $4.0 million as of December 31, 2001. The gross unrealized losses in 2002 were primarily concentrated in the utilities, manufacturing, and transportation sectors while the gross unrealized losses in 2001 were concentrated in the transportation, services, and manufacturing sectors.

Impairments of Fixed Maturity Securities

Our credit and portfolio management processes help ensure prudent controls over valuation and management of the private portfolio. We have separate pricing and authorization processes to establish "checks and balances" for new investments. We apply consistent standards of credit analysis and due diligence for all transactions, whether they originate through our own in-house origination staff or through agents. Our regional offices closely monitor the portfolios in their regions. We set all valuation standards centrally, and we assess the fair value of all investments quarterly.

We maintain separate monitoring processes for public and private fixed maturities and create watch lists to highlight securities which require special scrutiny and management. Our public fixed maturity asset managers formally review all public fixed maturity holdings on a monthly basis and more frequently when necessary to identify potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or industry specific concerns. We classify public fixed maturity securities of issuers that have defaulted as securities not in good standing and all other public watch list assets as closely monitored.

Our private fixed maturity asset managers conduct specific servicing tests on each investment on an ongoing basis to determine whether the investment is in compliance or should be placed on the watch list or assigned an early warning classification. We assign early warning classifications to those issuers that have failed a servicing test or experienced a minor covenant default, and we continue to monitor them for improvement or deterioration. In certain situations, the Company benefits from negotiated rate increases or fees resulting from a covenant breach. We assign closely monitored status to those investments that have been recently restructured or for which restructuring is a possibility due to substantial credit deterioration or material covenant defaults. We classify as not in good standing securities of issuers that are in more severe conditions, for example, bankruptcy or payment default.

We classify our fixed maturity securities as available for sale. As a result, we record unrealized gains and losses to the extent that amortized cost is different from estimated fair value. All available for sale securities with unrealized losses are subject to our review to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, we consider several factors including, but not limited to, the following:

1.  whether the decline is substantial;
2.  the duration (generally greater than six months);
3. the reasons for the decline in value (credit event or interest rate related);
4. our ability and intent to hold our investment for a period of time to allow for a recovery of value; and
5.  the financial condition of and near-term prospects of the issuer.


When we determine that there is an other-than-temporary impairment, we record a writedown to estimated fair value which reduces the cost basis. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. Estimated fair values for fixed maturities, other than private placement securities are based on quoted market prices or prices obtained from independent pricing services. Estimated fair values for private placement fixed maturities are determined primarily by using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for type of issue, its current credit quality and its remaining average life. The estimated fair value of certain non-performing private placement fixed maturities is based on amounts estimated by management.

Impairments of fixed maturity securities totaled $27.8 million in 2002 and $53.5 million in 2001.


Liquidity and Capital Resources

Consolidated Liquidity and Capital Management

We manage our liquidity and capital resources on a company-wide basis, as well as by legal entity and business, recognizing regulatory restrictions on transfers of funds among entities engaged in the insurance and other businesses.

We seek to manage our consolidated liquidity position so that we have, on a cost-effective basis, adequate resources to satisfy operating cash requirements and investment objectives, as well as to fund business growth. We also seek to manage our liquidity so that we have adequate sources of funding to support our needs under stress scenarios so that we can meet our obligations without materially disrupting our operating and investing activities.

Insurance, Annuities and Guaranteed Products Liquidity

Our principal cash flow sources are premiums and fund deposits, investment and fee income and investment maturities and sales. These cash inflows may be supplemented by financing activities either directly through asset-based financing or through borrowing from other Prudential Insurance affiliates. We actively use our balance sheet capacity for financing activities on a secured basis through securities lending and repurchase transactions to earn additional spread income.

Cash outflow requirements principally relate to benefits, claims, and payments to contract holders as well as amounts paid to policyholders and contract holders in connection with surrenders, withdrawals, and net policy loan activity. Uses of cash also include commissions, general and administrative expenses, and purchase of investments. We regularly monitor our liquidity requirements associated with our policyholder and contract holder obligations so that we manage cash inflows to match anticipated cash outflow requirements. We utilize a cash flow projection system and regularly perform asset/liability duration matching in the management of our asset and liability portfolios.

Gross account withdrawals, amounted to $1,015 million in the year ended December 31, 2002 and $1,313 million in the year ended December 31, 2001. These withdrawals include contractually scheduled maturities of traditional guaranteed investment contracts totaling $183 million in the year ended December 31, 2002 and $171 million in the year ended December 31, 2001. Since these contractual withdrawals as well as the level of surrenders experienced, were consistent with our assumptions in asset liability management, the associated cash outflows did not have an adverse impact on our overall liquidity.

Interest rate fluctuations can affect the timing of cash flows associated with our insurance and annuity liabilities as well as the value of assets supporting these obligations. Changes in interest rates and other market conditions can also expose us to the risk of accelerated surrenders as policyholders and contract holders are attracted to alternative products. We seek to maintain an appropriate match between our assets and liabilities so that we can satisfy the changing cash flow requirements associated with interest rate fluctuations. In response to interest rate changes, we can alter our strategies for investment of new cash flows, adjust interest credited interest rates if and to the extent permitted by contracts, and adjust the pricing of new products.

We closely monitor surrenders and withdrawals for our life insurance and annuity contracts. Upon policy surrender, life insurance policyholders are surrendering the life insurance protection in addition to their investment in the contract, which would typically require new underwriting and acquisition costs to replace. Therefore, our exposure to increased surrenders is considerably less for life insurance policies than for annuities. In addition, many of our contracts contain provisions that discourage early surrender. Market value adjustment features in some contracts provide for adjustments of the amount available in the event of surrender to reflect changes in the value of the underlying investments. We deduct policy loans, which we report as assets, from amounts available on surrender. Some contracts impose surrender charges that we deduct in the event of surrender before specified dates.

We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts. The following table sets forth withdrawal characteristics of our general account annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

                                                                                        As of December 31,
                                                             ----------------------------------------------------------------------
                                                                            2002                                2001
                                                             ----------------------------------- ----------------------------------
                                                                  Amount          % of Total          Amount           % of Total
                                                             ---------------- ------------------ ----------------- ----------------
                                                                                         ($ in millions)
   Not subject to discretionary withdrawal provisions                  $   39               2.4%            $   37             3.7%
   Subject to discretionary withdrawal, with adjustment:
         With market value adjustment                                       -                 -%                 -               -%
         At contract value,  less surrender  charge of 5% or
            more                                                          646              39.9%               271            27.0%
                                                             ---------------- ------------------ ----------------- ----------------
               Subtotal                                                   685              42.3%               308            30.7%
   Subject to discretionary  withdrawal at contract value
      with no surrender  charge  or  surrender  charge  of
      less than 5%                                                        934              57.7%               695            69.3%
                                                             ---------------- ------------------ ----------------- ----------------
   Total annuity reserves and deposit liabilities                      $1,619             100.0%            $1,003           100.0%
                                                             ================ ================== ================= ================

We sell variable life insurance products that contain both general and separate account components, with the bulk of account balances in separate accounts. The principal product of this type, Variable Appreciable Life, also imposes surrender charges for the first ten years after issuance. In addition to the right to surrender, policyholders may transfer account balances between the general account and the separate account components, subject to limitations on the amount transferred and only within a 30-day period following each anniversary of the policy. As of December 31, 2002 and 2001, general account balances for variable life insurance products were $1.677 billion and $1.539 billion, respectively, while separate account balances were $5.620 billion and $6.080 billion, respectively.

We believe that cash flows from operating and investing activities of our insurance, annuity and guaranteed products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of December 31, 2002 and 2001, on a consolidated basis, we had cash and short-term investments of approximately $650.5 million and $589.8 million, respectively, and fixed maturity investments classified as "available for sale" with fair values of $5.158 billion and $4.025 billion at those dates, respectively.

Financing Activities

Our financing principally consists of an affiliated revolving line of credit with Prudential Funding LLC, a wholly owned subsidiary of Prudential Insurance, and asset-based or secured forms of financing. Our total capacity to borrow is $700 million, which includes both the asset-based financing and borrowings from Prudential Funding LLC. There was no outstanding debt relating to the Prudential Funding LLC credit facility as of December 31, 2002 or December 31, 2001. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance portfolios of liquid securities and earn additional spread income.

                                                          As of December 31,
                                                       ----------------------
                                                          2002        2001
                                                       ----------  ----------
    Borrowings:                                             (in millions)
        General obligations                             $       -   $       -
        Total asset-based financing                           626         271
                                                       ----------  ----------
           Total borrowings and asset-based financings  $     626   $     271
                                                       ==========  ==========

Non-Insurance Contractual Obligations

As of December 31, 2002, the Company has a commitment to fund private placement fixed maturities in the amount of $10.7 million.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the production of new insurance and annuity business. These costs include commissions, costs to issue and underwrite the policies and certain variable field office expenses. The capitalized amounts are known as deferred policy acquisition costs, or DAC. Our total DAC, including the impact of unrealized investment gains and losses, amounted to $1.153 billion and $1.160 billion as of December 31, 2002 and 2001, respectively.

If we were to experience a significant increase in lapse or surrender rates on policies for which we amortize DAC based on estimated gross margins or gross profits, such as variable life insurance and variable annuities, we would expect acceleration of the write-off of DAC for the affected blocks of policies. Additionally, for all policies on which we have outstanding DAC, we would be required to evaluate whether this experience called into question our ability to recover all or a portion of the DAC, and we would be required to write off some or all of the DAC if we concluded that we could not recover it. While an accelerated write-off of DAC would not affect our cash flow or liquidity, it would negatively affect our reported earnings and level of capital under generally accepted accounting principles.

Effective New Accounting Pronouncements

Refer to Footnote 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

Risk Management, Market Risk, and Derivative Financial Instruments
As a wholly-owned subsidiary of Prudential Insurance, the Company benefits from the risk management strategies implemented by its parent. Risk management includes the identification and measurement of various forms of risk, establishment of acceptable risk thresholds, and creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. Prudential Insurance considers risk management an integral part of its core businesses.

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

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, the Company's main exposure is the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in market performance. For variable annuity and variable life insurance products with minimum guaranteed death benefits, the Company also faces the risk that declines in the value of underlying investments as a result of changes in securities prices may increase the Company's net exposure to death benefits under these contracts. The Company has assessed this risk, as described in "Results of Operations."

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

Insurance, Annuities, and Guaranteed Products Asset/Liability Management
The Company's asset/liability management strategies seek to match the interest rate sensitivity of the assets to that of the underlying liabilities and to construct asset mixes consonant with product features, such as interest crediting strategies. The Company also considers risk-based capital implications in its asset/liability management strategies. The Company seeks to maintain interest rate and equity exposures within established ranges, which are periodically adjusted based on market conditions and the design of related insurance products sold to customers. The Company's risk managers, who work with portfolio and asset managers but under separate management, establish investment risk limits for exposures to any issuer, or type of security and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors.

The Company uses duration and convexity analyses to estimate the price sensitivity of assets and liabilities to interest rate changes. Duration is an estimate of the sensitivity of the fair value of a financial instrument relative to changes in interest rates. Convexity is an estimate of the rate of change of duration with respect to changes in interest rate, and is commonly used for managing assets with prepayment risk, such as mortgage-backed securities. The Company seeks to manage its interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling "duration mismatch" of assets and liabilities. The Company has a target duration mismatch level of plus or minus 0.6 years. As of December 31, 2002, the difference between the pre-tax duration of assets and the target duration of liabilities in the Company's duration managed portfolio was minus
0.2 years.

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

Market Risk Related to Interest Rates
Assets that subject the Company to interest rate risk include fixed maturities, commercial loans on real estate, and policy loans. In the aggregate, the carrying value of these assets represented 71% of consolidated assets, other than assets that are held in Separate accounts, as of December 31, 2002 and 68% as of December 31, 2001. With respect to liabilities, the Company is exposed to interest rate risk through policyholder account balances relating to life insurance and annuity investment type contracts.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2002 and 2001, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management's expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

This presentation does not include $2.961 billion and $2.753 billion of insurance reserves and deposit liabilities at December 31, 2002 and 2001, respectively. The Company believes that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in the following tables.

                                                                      December 31, 2002
                                               -----------------------------------------------------------------
                                                                                    Fair Value
                                                                                   After + 100
                                                                                   Basis Point
                                                   Notional       Estimated         Parallel      Hypothetical
                                                     Value           Fair          Yield Curve      Change in
                                                 (Derivatives)      Value             Shift        Fair Value
                                               -----------------------------------------------------------------
Financial Assets and Liabilities with                                          (In millions)
Interest Rate Risk:
Financial Assets:
   Fixed Maturities:
      Available for Sale                                  $  -       $  5,158           $ 5,007         $  (151)
   Commercial Loans on Real Estate                           -              9                 9               -
   Policy Loans                                              -          1,031               967             (64)

Derivatives:
   Futures                                                  12              -                 -               -
   Swaps                                                    36              2                 1              (1)

Financial Liabilities:
   Investment Contracts                                      -         (2,907)           (2,875)             32
                                                                                                ----------------
Total Estimated Potential Loss                                                                          $  (184)
                                                                                                ================

                                                                      December 31, 2001
                                               -----------------------------------------------------------------
                                                                                    Fair Value
                                                                                   After + 100
                                                                                   Basis Point
                                                   Notional       Estimated         Parallel      Hypothetical
                                                     Value           Fair          Yield Curve      Change in
                                                 (Derivatives)      Value             Shift        Fair Value
                                               -----------------------------------------------------------------
Financial Assets and Liabilities with                                          (In millions)
Interest Rate Risk:
Financial Assets:
   Fixed Maturities:
      Available for Sale                                  $  -       $  4,025          $  3,902         $  (123)
      Held to Maturity                                       -              -                 -               -
   Commercial Loans on Real Estate                           -             10                10               -
   Policy Loans                                              -            934               880             (54)

Derivatives:
   Futures                                                (128)             -                 6               6
   Swaps                                                     9              1                 1               -

Financial Liabilities:
     Investment Contracts                                    -         (2,053)           (2,028)             25
                                                                                                ----------------
Total Estimated Potential Loss                                                                          $  (146)
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

Market Risk Related to Equity Prices
The Company actively manages equity price risk relative to benchmarks in respective markets. Equity holdings are benchmarked against a blend of leading market indices, mainly the Standard & Poor's ("S&P") 500 and Russell 2000, and targets price sensitivities that approximate those of the benchmark indices. The Company estimates its equity price risk from a hypothetical 10% decline in equity benchmark market levels and measures this risk in terms of the decline in the fair value of the equity securities it holds. Using this methodology, the Company's estimated equity price risk at December 31, 2002 was $.020 million, representing a hypothetical decline in fair market value of equity securities held by the Company at that date from $.199 million to $.179 million. The Company's estimated equity price risk using this methodology at December 31, 2001 was $.038 million, representing a hypothetical decline in fair market value of equity securities the Company held at that date from $.375 million to $.338 million. These amounts exclude equity securities relating to products for which investment risk is borne primarily by the contract holder rather than by the Company. While these scenarios are for illustrative purposes only and do not reflect management's expectations regarding future performance of equity markets or of the Company's equity portfolio, they represent near term reasonably possible hypothetical changes that illustrate the potential impact of such events.

Market Risk Related to Foreign Currency Exchange Rates
The Company is exposed to foreign currency exchange risk in its investment portfolio and previously through its operations in Taiwan. The Company generally hedges substantially all foreign currency-denominated fixed-income investments supporting its U.S. insurance operations into U.S. dollars, using foreign exchange currency swaps, in order to mitigate the risk that the fair value of these investments fluctuates as a result of changes in foreign exchange rates.

Foreign currency exchange risk is actively managed within specified limits at the enterprise (Prudential Insurance) level using Value-at-Risk ("VaR") analysis. This statistical technique estimates, at a specified confidence level, the potential pretax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. This calculation utilizes a variance/covariance approach.

The Company calculates VaR estimates of exposure to loss from volatility in foreign currency exchange for a one month time period. The Company's estimated VaR at December 31, 2002 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one month time horizon, was $0.9 million, representing a hypothetical decline in fair market value of these foreign currency assets from $21.2 million to $20.3 million. The Company's estimated VaR at December 31, 2001 for foreign currency assets not hedged to U.S. dollars, measured at the 95% confidence level and using a one month time horizon, was $0.8 million, representing a hypothetical decline in fair market value of these foreign currency assets from $17.6 million to $16.8 million. These calculations use historical price volatilities and correlation data at a 95% confidence level.

The Company's average monthly VaR from foreign currency exchange rate movements measured at the 95% confidence level over a one month time horizon was $0.96 million during 2002 and $1.33 million during 2001.

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

Derivatives
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices, or the value of securities or commodities. Derivative financial instruments can be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forwards contracts. See Footnote 10 of the Notes to Consolidated Financial Statements as to the Company's derivative positions at December 31, 2002 and 2001. Under insurance statutes the Company may only use derivative securities in activities intended to offset changes in the market value of assets held, obligations, and anticipated transactions. These statutes prohibit the use of derivatives for speculation. The Company uses derivative financial instruments to manage market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or currency exposures arising from mismatches between assets and liabilities.

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

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

Name                               Position                                                Age
----                               --------                                                ---
Vivian L. Banta                    Chairman of the Board and Director                       52

James J. Avery, Jr.                Vice Chairman of the Board and Director                  51

Andrew J. Mako                     Director and President                                   46

Richard J. Carbone                 Director                                                 55

Helen M. Galt                      Director                                                 55

Ronald P. Joelson                  Director                                                 44

David R. Odenath, Jr.              Director                                                 46

C. Edward Chaplin                  Senior Vice President and Treasurer                      46

Hwei-Chung Shao                    Senior Vice President and Chief Actuary                  48

William J. Eckert, IV              Vice President and Chief Accounting Officer              40

Charles A. McGee                   Vice President and Comptroller                           54

Clifford E. Kirsch                 Chief Legal Counsel and Secretary                        43

Shaun M. Byrnes                    Senior Vice President                                    41

Thomas F. Higgins                  Senior Vice President                                    48

Melody C. McDaid                   Senior Vice President                                    53

Esther H. Milnes                   Senior Vice President                                    52

James M. O'Connor                  Senior Vice President                                    47


Vivian L. Banta, age 52, is Chairman of the Board of Directors of the Company. She was President of the Company through February 11, 2003. She has been Executive Vice President, of the Prudential Insurance Division since 2000. From 1998 to 1999 she was a Consultant for Individual Financial Services. From 1997 to 1998, Ms. Banta was a Consultant for Morgan Stanley and prior to 1997 she was Executive Vice President, Global Investor Service, Chase Manhattan Bank.

James J. Avery, Jr., age 51, is Vice Chairman of the Board of Directors of the Company. Mr. Avery has been President, Prudential Insurance Division since 1998. From 1997 to 1998 he was Senior Vice President, Chief Financial Officer and Chief Actuary for the Prudential Individual Insurance Group. From 1995 to 1997 he was President, Prudential Select.

Andrew J. Mako, age 46, is Director and President of the Company as of February 12, 2003. Mr. Mako has been Vice President, Finance, Prudential Insurance Division since 1999. From 1996 to 1998, he was Vice President for the Business Performance Management Group of Prudential. Prior to 1996, he held various positions in Prudential since joining Prudential in 1978.

Richard J. Carbone, age 55, has been Senior Vice President and Chief Financial Officer of Prudential since 1997. Prior to 1997 he was the Controller for Salomon Brothers.

Helen M. Galt, age 55, has been a Company Actuary for Prudential since 1993.

Ronald P. Joelson, age 44, has been Senior Vice President, Prudential Asset, Liability and Risk Management since 1999. From 1996 to 1999 he was President of Guaranteed Products, Prudential Institutional.

David R. Odenath, Jr., age 46, has been President of Prudential Investments since 1999. Prior to joining Prudential in 1999, Mr. Odenath was Senior Vice President and Director of Sales for the Investment Consulting Group at Paine Webber.

C. Edward Chaplin, age 46, has been Senior Vice President and Treasurer of Prudential Insurance Company of America since 2000. Prior to 2000, he was Vice President and Treasurer of Prudential Insurance Company of America.

Hwei-Chung Shao, age 48, has been Vice President and Associate Actuary, Prudential since 1996. Prior to 1996, she was Vice President and Assistant Actuary, Prudential Corporate Risk Management.

William J. Eckert, IV, age 40, was elected Vice President and Chief Accounting Officer of the Company in June 2000. Mr. Eckert has been Vice President, Prudential Insurance Division Controllers since May 1995. Prior to joining Prudential in 1995, he was Senior Manager at Deloitte & Touche, LLP.

Charles A. McGee, age 54, was elected Vice President and Controller of the Company in June 2001. Mr. McGee has been Vice President, Financial Reporting of Prudential since June 2001. He has held a variety of assignments in his 30 years with Prudential.

Clifford E. Kirsch, age 43, has been Chief Legal Counsel and Secretary of the Company since 1995. Mr. Kirsch joined Prudential Insurance Company of America in 1995 as Chief Counsel, Variable Products. From 1994 to 1995 he was Associate General Counsel of Paine Webber, Inc. Prior to 1994 he was an Assistant Director at the United States Securities and Exchange Commission.

Shaun M. Byrnes, age 41, has been Senior Vice President, Director of Mutual Funds, Annuities & UITs, Prudential Investments (PI) since 2001. From 2000 to 2001 he was Senior Vice President, Director of Research, Prudential Investments. From 1999 to 2000 Mr. Byrnes was Senior Vice President, Director of Mutual Funds, Prudential Investments, and from 1997 to 1999 he was Vice President, Mutual Funds, Prudential Investments. Prior to joining Prudential in 1997, he was Vice President, SIB Portfolio Advisors, Inc.

Thomas F. Higgins, age 48, has been Vice President of Annuity Services in the Prudential Insurance Division since 1999. From 1998 to 1999 he was Vice President of Mutual Funds, Prudential Individual Financial Services. Prior to 1998, he was Principal of Mutual Fund Operations, The Vanguard Group.

Melody C. McDaid, age 53, is Senior Vice President of the Company and Vice President and Site Executive, Prudential Financial Services Customer Service Office since 1995.

Esther H. Milnes, age 52, has been Vice President and Chief Actuary, Prudential Insurance Division since 1999. From 1996 to 1999 she was Vice President and Actuary of Prudential U.S. Consumer Group. From 1993 to 1996, she was Senior Vice President and Chief Actuary of Prudential Insurance and Financial Services. Prior to 1993, she was Vice President and Associate Actuary of Prudential.

James M. O'Connor, age 47, is Senior Vice President and Actuary for the Company. Mr. O'Connor has been Vice President, Guaranteed Products since 2001. From 1998 to 2000 he was Corporate Vice President of Guaranteed Products. Prior to 1998 he was Corporate Actuary for Prudential Investments.

Item 11.  Executive Compensation
--------------------------------

The following table shows the 2002, 2001, and 2000 annual compensation, paid by Prudential, and allocated based on time devoted to the duties as an executive of the Company for services provided to the Company:

     Name and Principal                                                                  Other Annual
          Position                    Year            Salary              Bonus          Compensation
----------------------------    --------------   ---------------   -----------------   ----------------
Vivian L. Banta, President             2002            $ 35,084            $105,000               $165
Vivian L. Banta, President             2001              35,084             213,904                  -
Esther H. Milnes, President            2000              21,533               3,132                  -


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Not applicable.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Refer to Footnote 12 in the Notes to the Consolidated Financial Statements.


Item 14.  Controls and Procedures
---------------------------------

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

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

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

         3b.      Reports on Form 8-K
                           Form 8-Ks, Commission file number 33-37587, filed on August 16, 2002 and November 14, 2002.

          4.      Exhibits

                  Market-Value Adjustment Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 333-89530, filed December 9, 2002, on behalf of Pruco Life Insurance Company.

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

         22.      None.

         23.      Not applicable.

         24. A Power of Attorney for James J. Avery, Jr. is incorporated by reference to Post-Effective Amendment No. 2 to Form S-6, Registration No. 333-07451, filed June 25, 1997 on behalf of the Pruco Life Variable Appreciable Account. Powers of attorney for David R. Odenath, Jr., Ronald P. Joelson, and William J. Eckert, IV may be incorporated by reference to Form N-4, Registration No. 333-52754, filed December 26, 2000 on behalf of the Pruco Life Flexible Premium Variable Annuity Account. Powers of attorney for Vivian L Banta, Richard J. Carbone, and Helen M. Galt, may be incorporated by reference to Post-Effective Amendment No. 5 to Form S-6, Registration No. 333-85115, filed June 28, 2001 on behalf of the Pruco Life Variable Universal Account.


         99. The following table presents sales and related expenses of the Flexible Premium Variable Annuity Account since July 19, 1995, the effective date of the registration statement (SEC file number 3331-61143).

                                                                                           For the account(s)
                                                                   For the account           of the contract
                                                                    of the Company              holder(s)
                                                            --------------------------- -----------------------

                                                               Aggregate
                                                            offering price
                                                               of amount
                                                              registered      Amount sold       Amount sold
                                                            --------------- ---------------- ------------------
                                                                             (in thousands)
                  Flexible Premium Variable Annuity Account*    $ 500,000        $ 393,213         $ 130,757

                  Underwriting discounts and commissions **                        (11,314)
                  Other expenses ***                                               (22,438)
                                                                            ----------------
                      Total                                                        (33,752)
                                                                            ----------------

                  Net offering proceeds                                          $ 359,461
                                                                            ================

                  * Securities are not issued or sold in predetermined units.

                  ** Amount represents estimated commissions paid to affiliated parties.

                  *** Amount represents estimated general administrative expenses paid to the parent under service and lease agreement.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey on the 24th day of March 2003.

                          PRUCO LIFE INSURANCE COMPANY
                          (Registrant)


                          By:  /s/ Andrew J. Mako
                               -------------------
                               Andrew J. Mako
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2003.

Name                                     Title
----                                     -----

Vivian L. Banta    *                     Chairman of the Board and Director
---------------------------
Vivian L. Banta


James J. Avery, Jr.  *                   Vice Chairman of the Boardand Director
---------------------------
James J. Avery, Jr.


 /s/ Andrew J. Mako                      Director and President
---------------------------
Andrew J. Mako


Ronald Paul Joelson   *                  Director
---------------------------
Ronald Paul Joelson


Richard J. Carbone   *                   Director
---------------------------
Richard J. Carbone


Helen M. Galt   *                        Director
---------------------------
Helen M. Galt


David R. Odenath, Jr.   *                Director
---------------------------
David R. Odenath, Jr.


 /s/ William J. Eckert, IV               Vice President and
---------------------------              Chief Accounting Officer
William J. Eckert, IV




                        * By:  /s/   Thomas C. Castano
                               -----------------------
                               Thomas C. Castano
                               (Attorney-in-Fact)

                                 CERTIFICATIONS

I, Andrew J. Mako certify that:

1. I have reviewed this annual report on Form 10-K of Pruco Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                               /s/ Andrew J. Mako
                               ------------------
                                 Andrew J. Mako
                            Chief Executive Officer

I, William J. Eckert, IV, certify that:

1. I have reviewed this annual report on Form 10-K of Pruco Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

                              /s/ William J. Eckert
                              ---------------------
                              William J. Eckert, IV
                             Chief Financial Officer

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

                           December 31, 2002 and 2001

                          PRUCO LIFE INSURANCE COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Financial Statements                                                   Page No.
--------------------                                                   --------



     PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARY


     Report of Independent Accountants                                    F - 2


     Consolidated Financial Statements:


         Consolidated Statements of Financial Position -
         December 31, 2002 and 2001                                       F - 3

         Consolidated Statements of Operations and Comprehensive
         Income Years ended December 31, 2002, 2001 and 2000              F - 4

         Consolidated Statements of Stockholder's Equity
         Years ended December 31, 2002, 2001 and 2000                     F - 5

         Consolidated Statements of Cash Flows
         Years ended December 31, 2002, 2001 and 2000                     F - 6

         Notes to the Consolidated Financial Statements                   F - 7

                        Report of Independent Accountants
                        ---------------------------------



   To the Board of Directors and Stockholder of Pruco Life Insurance Company

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly-owned subsidiary of The Prudential Insurance Company of America) and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



   /s/  PricewaterhouseCoopers LLP

   New York, New York
   February 11, 2003

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Financial Position
December 31, 2002 and 2001 (in thousands)
-------------------------------------------------------------------------------------------------------------------------------


                                                                                                2002               2001
                                                                                          -----------------  -----------------

ASSETS
Fixed maturities available for sale,
   at fair value (amortized cost, 2002: $4,921,691, 2001: $3,935,472)                        $  5,158,106       $  4,024,893
Equity securities available for sale, at fair value (cost, 2002: $100; 2001: $173)                    199                375
Commercial loans on real estate                                                                     6,966              8,190
Policy loans                                                                                      879,506            874,065
Short-term investments                                                                            214,342            215,610
Other long-term investments                                                                        83,856             84,342
                                                                                          -----------------  -----------------
   Total investments                                                                            6,342,975          5,207,475
Cash and cash equivalents                                                                         436,182            374,185
Deferred policy acquisition costs                                                               1,152,997          1,159,830
Accrued investment income                                                                          86,125             77,433
Reinsurance recoverable                                                                           393,171            300,697
Receivables from Parent and affiliates                                                             61,099             33,074
Other assets                                                                                       41,581             20,134
Separate account assets                                                                        12,696,758         14,920,584
                                                                                          -----------------  -----------------
TOTAL ASSETS                                                                                 $ 21,210,888       $ 22,093,412
                                                                                          =================  =================

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                              $  4,855,761       $  3,947,690
Future policy benefits and other policyholder liabilities                                         934,546            808,230
Cash collateral for loaned securities                                                             225,518            190,022
Securities sold under agreements to repurchase                                                    400,507             80,715
Income taxes payable                                                                              245,252            266,096
Other liabilities                                                                                 130,411            228,596
Separate account liabilities                                                                   12,696,758         14,920,584
                                                                                          -----------------  -----------------
Total liabilities                                                                              19,488,753         20,441,933
                                                                                          -----------------  -----------------

Contingencies (See Footnote 11)

Stockholder's Equity
Common stock, $10 par value;
   1,000,000 shares, authorized;
   250,000 shares, issued and outstanding                                                           2,500              2,500
Paid-in-capital                                                                                   466,748            466,748
Retained earnings                                                                               1,161,136          1,147,665

Accumulated other comprehensive income:
   Net unrealized investment gains                                                                 91,754             34,718
   Foreign currency translation adjustments                                                            (3)              (152)
                                                                                          -----------------  -----------------
Accumulated other comprehensive income                                                             91,751             34,566
                                                                                          -----------------  -----------------
Total stockholder's equity                                                                      1,722,135          1,651,479
                                                                                          -----------------  -----------------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                                                                      $ 21,210,888       $ 22,093,412
                                                                                          =================  =================



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2002, 2001 and 2000 (in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                 2002               2001               2000
                                                            --------------    ----------------     --------------

REVENUES

Premiums                                                      $ 128,854         $    90,868        $   121,921
Policy charges and fee income                                   529,887             490,185            474,861
Net investment income                                           334,486             343,638            337,919
Realized investment losses, net                                 (68,037)            (60,476)           (20,679)
Asset management fees                                            11,397               7,897             71,160
Other income                                                     14,205               4,962              2,503
                                                            --------------     ---------------    ---------------

Total revenues                                                  950,792             877,074            987,685
                                                            --------------     ---------------    ---------------

BENEFITS AND EXPENSES

Policyholders' benefits                                         275,251             256,080            248,063
Interest credited to policyholders' account balances            204,813             195,966            171,010
General, administrative and other expenses                      509,733             382,701            410,684
                                                            --------------     ---------------    ---------------

Total benefits and expenses                                     989,797             834,747            829,757
                                                            --------------     ---------------    ---------------

(Loss) income from operations before income taxes               (39,005)             42,327            157,928
                                                            --------------     ---------------    ---------------

Income Taxes:
   Current                                                      (64,656)            (98,956)             8,661
   Deferred                                                      12,153              73,701             45,771
                                                            --------------     ---------------    ---------------

Total income tax (benefit) expense                              (52,503)            (25,255)            54,432
                                                            --------------     ---------------    ---------------

NET INCOME                                                       13,498              67,582            103,496
                                                            --------------     ---------------    ---------------

Other comprehensive income, net of tax:

   Unrealized gains on securities, net of
   reclassification adjustment                                   57,036              29,988             33,094

   Foreign currency translation adjustments                         149               3,168               (993)
                                                            --------------     ---------------    ---------------

Other comprehensive income                                       57,185              33,156             32,101
                                                            --------------     ---------------    ---------------

TOTAL COMPREHENSIVE INCOME                                    $  70,683           $ 100,738          $ 135,597
                                                            ==============     ===============    ===============









                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Stockholder's Equity
Years Ended December 31, 2002, 2001 and 2000 (in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                                                           other              Total
                                           Common        Paid-in-       Retained       comprehensive       stockholder's
                                            stock         capital        earnings       income (loss)         equity
                                         ------------ ------------- ---------------- ----------------- -------------------
Balance, January 1, 2000                  $ 2,500       $ 439,582     $ 1,258,428       $ (30,691)         $ 1,669,819

Net income                                      -               -         103,496               -              103,496

Contribution from Parent                        -          27,166               -               -               27,166

Change in foreign currency
translation adjustments, net of taxes           -               -               -            (993)                (993)

Change in net unrealized
investment losses, net of
reclassification adjustment and taxes           -               -               -          33,094               33,094
                                         ------------ ------------- ---------------- ----------------- -------------------

Balance, December 31, 2000                  2,500         466,748       1,361,924           1,410            1,832,582

Net income                                      -               -          67,582               -               67,582

Policy credits issued to eligible
policyholders                                   -               -        (128,025)              -             (128,025)

Dividends to Parent                             -               -        (153,816)              -             (153,816)

Change in foreign currency translation
adjustments, net of taxes                       -               -               -           3,168                3,168


Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                            -               -               -          29,988               29,988
                                         ------------ ------------- ---------------- ----------------- -------------------

Balance, December 31, 2001                  2,500         466,748       1,147,665          34,566            1,651,479

Net income                                      -               -          13,498               -               13,498

Adjustments to policy credits issued to
eligible policyholders                          -               -             (27)              -                  (27)

Change in foreign currency translation
adjustments, net of taxes                       -               -               -             149                  149

Change in net unrealized investment
gains, net of reclassification adjustment
and taxes                                       -               -               -          57,036               57,036
                                         ------------ ------------- ---------------- ----------------- -------------------
Balance, December 31, 2002                $ 2,500       $ 466,748     $ 1,161,136       $  91,751          $ 1,722,135
                                         ============ ===========   ================ ================= ===================





                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2002, 2001 and 2000 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    2002               2001             2000
                                                                              ---------------- ------------------ -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $   13,498        $   67,582        $   103,496
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Policy charges and fee income                                                     (74,117)          (54,970)           (72,275)
   Interest credited to policyholders' account balances                              204,813           195,966            171,010
   Realized investment losses, net                                                    68,037            60,476             20,679
   Amortization and other non-cash items                                             (78,452)          (49,594)           (48,141)
   Change in:
      Future policy benefits and other policyholders' liabilities                    126,316           105,368             73,340
      Accrued investment income                                                       (8,692)            4,864            (13,380)
      Receivables from Parent and affiliates                                         (28,025)           18,512            (24,907)
      Policy loans                                                                    (5,441)          (40,645)           (63,022)
      Deferred policy acquisition costs                                                6,833          (100,281)           (69,868)
      Income taxes payable/receivable                                                (20,844)           38,839             90,195
      Other, net                                                                     (96,133)          (38,114)            51,011
                                                                              ---------------- ------------------ -----------------
Cash Flows From Operating Activities                                                 107,793           208,003            218,138
                                                                              ---------------- ------------------ -----------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
      Fixed maturities:
         Available for sale                                                        1,834,129         2,653,798          2,273,789
         Held to maturity                                                                  -                 -             64,245
      Equity securities                                                                    4               482              1,198
      Commercial loans on real estate                                                  1,224             1,137              1,182
   Payments for the purchase of:
      Fixed maturities:
         Available for sale                                                       (2,884,673)       (2,961,861)        (2,782,541)
      Equity securities                                                                   (9)             (184)           (11,134)
   Cash collateral for loaned securities, net                                         35,496             4,174             98,513
   Securities sold under agreement to repurchase, net                                319,792           (23,383)            82,947
   Other long-term investments, net                                                  (11,421)             (130)             8,122
   Short-term investments, net                                                         1,256           (12,766)          (118,418)
                                                                              ---------------- ------------------ -----------------
Cash Flows Used In Investing Activities                                             (704,202)         (338,733)          (382,097)
                                                                              ---------------- ------------------ -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account deposits                                                 1,789,307         1,456,668          2,409,399
   Policyholders' account withdrawals                                             (1,014,901)       (1,313,300)        (1,991,363)
   Cash dividend to Parent                                                                 -           (26,048)                 -
   Cash provided to affiliate                                                              -           (65,476)                 -
   Cash payments made to eligible policyholders                                     (116,000)                -                  -
                                                                              ---------------- ------------------ -----------------
Cash Flows From Financing Activities                                                 658,406            51,844            418,036
                                                                              ---------------- ------------------ -----------------

   Net increase in cash and cash equivalents                                          61,997           (78,886)           254,077
   Cash and cash equivalents, beginning of year                                      374,185           453,071            198,994
                                                                              ---------------- ------------------ -----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $  436,182     $     374,185        $   453,071
                                                                              ================ ================== =================

SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid (received)                                                   $      546     $     (46,021)       $   (14,832)
                                                                              ---------------- ------------------ -----------------
NON-CASH TRANSACTIONS DURING THE YEAR
   Dividend paid with fixed maturities                                            $        -     $      81,952        $         -
                                                                              ---------------- ------------------ -----------------
   Taiwan branch dividend paid with net assets/liabilities$                       $        -     $      45,816        $         -
                                                                              ---------------- ------------------ -----------------
   Policy credits issued to eligible policyholders                                $        -     $     128,025        $         -
                                                                              ---------------- ------------------ -----------------
   Contribution from Parent                                                       $        -     $           -        $    27,166
                                                                              ---------------- ------------------ -----------------



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.  BUSINESS

Pruco Life Insurance Company ("the Company") is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. The Company is licensed to sell individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") in the District of Columbia, Guam and in all states and territories except New York. The Company previously marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated company on January 31, 2001, as described in Footnote 12.

The Company has one wholly owned subsidiary, Pruco Life Insurance Company of New Jersey ("PLNJ"). PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in the states of New Jersey and New York. Another wholly owned subsidiary, The Prudential Life Insurance Company of Arizona ("PLICA") was dissolved on September 30, 2000. All assets and liabilities were transferred to the Company. PLICA had no new business sales in 2000.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 ("the date of demutualization") Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"). The demutualization was completed in accordance with Prudential Insurance's Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

Prudential Insurance intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Prudential Insurance is under no obligation to make such contributions and its assets do not back the benefits payable under the Company's policyholder contracts. During 2000, a capital contribution of $27.2 million resulted from the forgiveness of an intercompany receivable.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, PLNJ. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, as more fully described in Footnote 12. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

Investments
Fixed maturities classified as "available for sale" are carried at estimated fair value. The amortized cost of fixed maturities is written down to estimated fair value if a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities "available for sale", including the effect on deferred policy acquisition costs and policyholders' account balances that would result from the realization of unrealized gains and losses are included in "Accumulated other comprehensive income (loss)", net of income taxes.

Equity securities, available for sale, comprised of common and non-redeemable preferred stock, are carried at estimated fair value. The associated unrealized gains and losses, the effects on deferred policy acquisition costs and on policyholders' account balances that would result from the realization of unrealized gains and losses, are included in "Accumulated other comprehensive income (loss)", net of income taxes. The cost of equity securities is written down to estimated fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments.

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial loans on real estate are stated primarily at unpaid principal balances, net of unamortized discounts and an allowance for losses. The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. These loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as revenue, according to management's judgment as to the collectibility of principal. Management discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has serious doubts about collectibility. When a loan is recognized as non-performing, any accrued but uncollectible interest is reversed against interest income of the current period. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company's past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. There is no valuation allowance for commercial loans on real estate at December 31, 2002 or 2001.

Policy loans are carried at unpaid principal balances.

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short term approximates fair value.

Other long-term investments consist of the Company's investments in joint ventures and partnerships in which the Company does not exercise control, derivatives held for purposes other than trading, and investments in the Company's own separate accounts, which are carried at estimated fair value. Joint ventures and partnership interests are generally accounted for using the equity method of accounting, reduced for other than temporary declines in value. The Company's net income from investments in joint ventures and partnerships is generally included in "Net investment income."

Realized investment losses, net are computed using the specific identification method. Costs of fixed maturities and equity securities are adjusted for impairments, which are declines in value that are considered to be other than temporary. Impairment adjustments are included in "Realized investment losses, net." In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following:
(1) whether the decline is substantial; (2) the duration (generally greater than six months); (3) the reasons for the decline in value (credit event, interest related or market fluctuation); (4) the Company's ability and intent to hold the investments for a period of time to allow for a recovery of value; and (5) the financial condition of and near-term prospects of the issuer.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with a maturity of three months or less when purchased.

Deferred policy acquisition costs
The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such costs include commissions, costs of policy issuance and underwriting, and variable field office expenses. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the end of each accounting period. DAC, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in "Accumulated other comprehensive income (loss)."

Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in "General administrative and other expenses" in the period such estimated gross profits are revised.

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

DAC related to non-participating term insurance are amortized over the expected life of the contracts in proportion to premium income. For guaranteed investment contracts, acquisition costs are expensed as incurred.

The Company and Prudential Insurance have offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by the Company or Prudential Insurance for another form of policy or contract. These transactions are known as internal replacements. If the terms of the new policies are not substantially similar to those of the former policy, the unamortized DAC on the surrendered policies is immediately charged to expense. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the life of the new policies.

Securities loaned
Securities loaned are treated as collateralized financing arrangements and are recorded at the amount of cash received as collateral. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of securities loaned on a daily basis with additional collateral obtained as necessary. Non-cash collateral received is not reflected in the consolidated statements of financial position because the debtor typically has the right to redeem the collateral on short notice. Substantially all of the Company's securities loaned are with large brokerage firms.

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

Securities lending and securities repurchase agreements are used to generate net investment income. These instruments are short-term in nature (usually 30 days or less). Securities loaned are collateralized principally by U.S. government and mortgage-backed securities. Securities sold under repurchase agreements are collateralized principally by cash. The carrying amounts of these instruments approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

Separate account assets and liabilities
Separate account assets and liabilities are reported at estimated fair value and represent segregated funds which are invested for certain policyholders and other customers. The assets consist of common stocks, fixed maturities, real estate related securities, and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations and Comprehensive Income. Mortality, policy administration and surrender charges on the accounts are included in "Policy charges and fee income". Asset management fees charged to the accounts are included in "Asset management fees".

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

Other assets and other liabilities
Other assets consist primarily of prepaid expenses, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, demutualization consideration not yet paid to policyholders, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

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


Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Insurance Revenue and Expense Recognition
Premiums from life insurance policies, excluding interest-sensitive life contracts, are generally recognized when due. Benefits are recorded as an expense when they are incurred. For traditional life insurance contracts, a liability for future policy benefits is recorded using the net level premium method. For individual annuities in payout status, a liability for future policy benefits is recorded for the present value of expected future payments based on historical experience.

Certain annuity contracts provide the holder a guarantee that the benefit received upon death will be no less than a minimum prescribed amount that is based upon a combination of net deposits to the contract, net deposits to the contract accumulated at a specified rate or the highest historical account value on a contract anniversary. To the extent the guaranteed minimum death benefit exceeds the current account value at the time of death, the Company incurs a cost that is recorded as "Policyholders' benefits" for the period in which death occurs.

Amounts received as payment for interest-sensitive life, deferred annuities and guaranteed investment contracts are reported as deposits to "Policyholders' account balances". Revenues from these contracts reflected as "Policy charges and fee income" consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited and amortization of DAC.

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

Asset management fees
Through December 31, 2000, and again beginning on February 1, 2002, the Company received asset management fee income from policyholder account balances invested in The Prudential Series Funds ("PSF"), which are a portfolio of mutual fund investments related to the Company's separate account products (refer to Note
12). In addition, the Company receives fees from policyholder account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income as earned.

Derivative Financial Instruments
The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, on January 1, 2001. Except as noted below, the adoption of this statement did not have a material impact on the results of operations of the Company.

Upon its adoption of FAS 133, the Company reclassified "held to maturity" securities with a fair value of approximately $320.6 million to "available for sale" as permitted by the new standard. This reclassification resulted in unrealized gains of $2.5 million, net of tax, which were recorded in "Accumulated Other Comprehensive income (loss)."

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps and futures, and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at estimated fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models.

Derivatives are used to manage the characteristics of the Company's asset/liability mix, and to manage the interest rate and currency characteristics of invested assets. Additionally, derivatives are used to seek to reduce exposure to interest rates and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign currency or cash flow hedge ("foreign currency" hedge),
(4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. As of December 31, 2002, none of the Company's derivatives qualify for hedge accounting treatment.

If a derivative does not qualify for hedge accounting, it is recorded at fair value in "Other long-term investments" or "Other liabilities" in the Consolidated Statements of Financial Position. Changes in fair value are included in "Realized investment losses, net" without considering changes in fair value of the hedged assets or liabilities.

Income Taxes
The Company and its subsidiary are members of the consolidated federal income tax return of Prudential Financial and file separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential Financial, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. Deferred income taxes are generally recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to be realized.

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All intangible assets shall be tested for impairment in accordance with the statement. As of December 31, 2002, the Company does not have any goodwill or intangible assets.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when a liability is incurred. Prior to the adoption of SFAS No. 146, such amounts were recorded upon the Company's commitment to a restructuring plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Accordingly, the Company will adopt this statement for applicable transactions occurring on or after January 1, 2003.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees upon issuance. FIN No. 45 is applicable to guarantees issued or modified after December 31, 2002. The January 1, 2003 adoption of the Interpretation's guidance did not have a material effect on the Company's financial position. The Company did not have any guarantees to disclose in accordance with the disclosure requirements of the Interpretation.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses or the right to receive the entity's expected residual returns); or (2) lacks sufficient equity to finance its own activities without financial support provided by other parties, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or residual returns. The Company adopted the Interpretation for relationships with VIEs that began on or after February 1, 2003. For VIEs with which an entity became involved in prior to February 1, 2003, the consolidation guidance is required to be implemented by July 1, 2003. Accordingly, the Company is in the process of determining whether it will need to consolidate previously unconsolidated VIEs or to deconsolidate previously consolidated VIEs.

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

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3.  INVESTMENTS

Fixed Maturities and Equity Securities:
The following tables provide additional information relating to fixed maturities and equity securities as of December 31:

                                                                              2002
                                                 ---------------------------------------------------------------
                                                                     Gross            Gross
                                                  Amortized       unrealized       unrealized        Estimated
                                                     cost            gains           losses         fair value
                                                 -------------   --------------   --------------   -------------
                                                                         (in thousands)
Fixed maturities available for sale
Bonds:
   U.S. Treasury securities and obligations of
      U.S. government corporations and agencies   $  600,128        $  11,898         $      1      $  612,025

   States, municipalities and political
      subdivisions                                       257                8                -             265

   Foreign government bonds                           45,981            4,707               44          50,644

   Mortgage-backed securities                        120,425            3,242               14         123,653

   Public utilities                                  508,456           28,955            5,826         531,585

   All other corporate bonds                       3,643,436          204,542           11,022       3,836,956

Redeemable preferred stock                             3,008              275              305           2,978
                                                 -------------   --------------   --------------   -------------
Total fixed maturities available for sale         $4,921,691        $ 253,627         $ 17,212      $5,158,106
                                                 =============   ==============   ==============   =============

Equity securities available for sale                 $   100        $     101         $      2      $      199
                                                 =============   ==============   ==============   =============


                                                                              2001
                                                 ---------------------------------------------------------------
                                                                     Gross            Gross
                                                  Amortized       unrealized       unrealized        Estimated
                                                     cost            gains           losses         fair value
                                                 -------------   --------------   --------------   -------------
                                                                         (in thousands)
Fixed maturities available for sale
Bonds:
   U.S. Treasury securities and obligations of
      U.S. government corporations and agencies   $  303,350        $   2,015         $  2,158      $  303,207

   States, municipalities and political
      subdivisions                                       255                -               11             244

   Foreign government bonds                           27,332            2,130                8          29,454

   Mortgage-backed securities                         10,148              160               61          10,247

   Public utilities                                  614,762           21,357            5,666         630,453

   All other corporate bonds                       2,971,740           94,215           23,235       3,042,720

Redeemable preferred stock                             7,885              738               55           8,568
                                                 -------------   --------------   --------------   -------------
Total fixed maturities available for sale         $3,935,472        $ 120,615         $ 31,194      $4,024,893
                                                 =============   ==============   ==============   =============

Equity securities available for sale              $      173        $     220         $     18      $      375
                                                 =============   ==============   ==============   =============

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2002 is shown below:

                                                    Available for sale
                                          --------------------------------------
                                                Amortized        Estimated fair
                                                  cost               value
                                             ---------------    ----------------
                                                       (in thousands)

     Due in one year or less                 $   600,515           $   609,204

     Due after one year through five years     2,536,189             2,654,137

     Due after five years through ten years    1,337,353             1,423,935

     Due after ten years                         327,209               347,177

     Mortgage-backed securities                  120,425               123,653
                                            --------------   -------------------

     Total                                   $ 4,921,691           $ 5,158,106
                                            ==============   ===================

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2002, 2001, and 2000, were $1,607.1 million $2,380.4 million, and $2,103.6 million, respectively. Proceeds from the maturity of fixed maturities available for sale during 2002, 2001, and 2000, were $227.0 million, $273.4 million, and $170.2 million, respectively. Gross gains of $20.0 million, $40.3 million, and $15.3 million, and gross losses of $48.2 million, $47.7 million, and $33.9 million were realized on those sales during 2002, 2001, and 2000, respectively.

Writedowns for impairments which were deemed to be other than temporary for fixed maturities were $27.8 million, $53.5 million, and $12.3 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

During 2000, certain securities classified as held to maturity were transferred to the available for sale portfolio. These actions were taken as a result of a significant deterioration in credit worthiness. The aggregate amortized cost of the securities transferred was $6.6 million. Gross unrealized investment losses of $0.3 million were recorded in "Accumulated Other Comprehensive income (loss)" at the time of transfer. Prior to transfer, impairments related to these securities, if any, were included in "realized investment losses, net". During the year ended December 31, 2000, there were no securities classified as held to maturity that were sold.

Commercial Loans on Real Estate
The Company's commercial loans on real estate were collateralized by the following property types at December 31:

                                         2002                       2001
                                ---------------------      ---------------------
                                                 (in thousands)


     Retail stores                $ 3,556      51.0%        $  4,623     56.4%

     Industrial buildings           3,410      49.0%           3,567     43.6%

                                ---------------------     ----------------------
        Net carrying value        $ 6,966     100.0%        $  8,190    100.0%
                                =====================     ======================

The concentration of commercial loans is in the states of New Jersey (49%), Washington (43%), and North Dakota (8%). As of December 31, 2002 and 2001, there were no non-performing loans and no allowance for losses.

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

Other Long-Term Investments
The Company's "Other long-term investments" of $83.9 million and $84.3 million as of December 31, 2002 and 2001, respectively, are comprised of joint ventures and limited partnerships, the Company's investment in the separate accounts and certain derivatives for other than trading. Joint ventures and limited partnerships totaled $36.5 million and $35.8 million at December 31, 2002 and 2001, respectively. The Company's share of net income from the joint ventures was $1.4 million, $1.6 million, and $.9 million, for the years ended December 31, 2002, 2001 and 2000, respectively, and is reported in "Net investment income." The Company's investment in the separate accounts was $45.4 million and $44.0 million at December 31, 2002 and 2001, respectively.


Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                                                2002               2001              2000
                                                          ----------------  -----------------  -----------------
                                                                              (in thousands)
Fixed maturities - available for sale                       $   275,843       $    279,477       $    237,042
Fixed maturities - held to maturity                                   -                  -             26,283
Equity securities - available for sale                              266                 71                 18
Commercial loans on real estate                                     791                905              1,010
Policy loans                                                     49,436             48,149             45,792
Short-term investments and cash equivalents                      13,540             24,253             29,582
Other                                                             7,071              6,021             16,539
                                                          ----------------  -----------------  -----------------
Gross investment income                                         346,947            358,876            356,266
   Less:  investment expenses                                   (12,461)           (15,238)           (18,347)
                                                          ----------------  -----------------  -----------------
Net investment income                                       $   334,486       $    343,638       $    337,919
                                                          ================  =================  =================


Realized investment losses, net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

                                                                2002                2001              2000
                                                          ----------------  -----------------  -----------------
                                                                              (in thousands)
Fixed maturities                                            $   (56,039)      $    (60,924)      $    (34,812)
Equity securities - available for sale                              (78)               (56)               271
Derivatives                                                     (11,746)            (1,396)            15,039
Other                                                              (174)             1,900             (1,177)
                                                          ----------------  -----------------  -----------------

Realized investment losses, net                             $   (68,037)      $    (60,476)      $    (20,679)
                                                          ================  =================  =================

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

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

                                                                                                             Accumulated
                                                                                                                other
                                                                                                            comprehensive
                                                                                                            income (loss)
                                                                Deferred                       Deferred     related to net
                                               Unrealized        policy      Policyholders'   income tax      unrealized
                                             gains (losses)   acquisition       account       (liability)     investment
                                             on investments      costs         balances         benefit     gains (losses)
                                            ---------------- -------------- ---------------- ------------- ---------------
                                                                            (in thousands)
Balance, January 1, 2000                        $  (84,401)    $   40,292      $  (3,032)     $   18,777     $  (28,364)
Net investment gains on investments
 arising during the period                          56,707              -              -         (21,539)        35,168

Reclassification adjustment for losses
 included in net income                             34,329              -              -         (13,039)        21,290

Impact of net unrealized investment
 gains(losses) on deferred policy
 acquisition costs                                       -        (39,382)             -          14,177        (25,205)

Impact of net unrealized investment
 gains(losses) on policyholders' account
 balances                                                -              -          2,877          (1,036)         1,841
                                            ---------------- -------------- ---------------- ------------- ---------------
Balance, December 31, 2000                           6,635            910           (155)         (2,660)         4,730
Net investment gains on investments
 arising during the period                          22,007              -              -          (7,922)        14,085

Reclassification adjustment for losses
 included in net income                             60,980              -              -         (21,953)        39,027

Impact of net unrealized investment
 gains(losses) on deferred policy
 acquisition costs                                       -        (41,223)             -          14,840        (26,383)

Impact of net unrealized investment
 gains(losses) on policyholders' account
 balances                                                -              -          5,092          (1,833)         3,259
                                            ---------------- -------------- ---------------- ------------- ---------------
Balance, December 31, 2001                          89,622        (40,313)         4,937         (19,528)        34,718
Net investment gains on investments
 arising during the period                          90,774              -              -         (32,679)        58,095
Reclassification adjustment for losses
 included in net income                             56,117              -              -         (20,202)        35,915
Impact of net unrealized investment
 gains(losses) on deferred policy
 acquisition costs                                       -        (67,053)             -          24,139        (42,914)
Impact of net unrealized investment
 gains(losses) on policyholders' account
 balances                                                -              -          9,281          (3,341)         5,940
                                            ---------------- -------------- ---------------- ------------- ---------------
Balance, December 31, 2002                      $  236,513     $ (107,366)     $  14,218      $  (51,611)    $   91,754
                                            ================ ============== -=============== ============= ===============


Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

The table below presents unrealized gains (losses) on investments by asset class at December 31,

                                                2002         2001        2000
                                            ------------  ----------  ----------
                                                         (in thousands)
  Fixed maturities                           $ 236,414    $  89,420    $  9,277
  Equity securities                                 99          202      (2,642)
                                            ------------  ----------  ----------
  Unrealized gains/losses on investments     $ 236,513    $  89,622    $  6,635
                                            ============  ==========  ==========



Securities Pledged, Restricted Assets and Special Deposits
The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2002 and 2001, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Consolidated Statements of Financial Position were $613.6 million and $265.2 million, respectively.

Fixed maturities of $2.9 million at December 31, 2002 and 2001, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws. Equity securities restricted as to sale were $.1 million and $.2 million at December 31, 2002 and 2001, respectively.



4.  DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

                                                               2002              2001             2000
                                                           --------------- ---------------- -----------------
                                                                           (in thousands)
Balance, beginning of year                                  $  1,159,830     $  1,132,653     $  1,062,785
Capitalization of commissions, sales and issue expenses          328,658          295,823          242,322
Amortization                                                    (268,438)        (156,092)        (129,049)
Change in unrealized investment (gains) losses                   (67,053)         (41,223)         (39,382)
Foreign currency translation                                           -            1,773           (4,023)
Transfer of Taiwan branch balance to an affiliated company             -          (73,104)               -
                                                           --------------- ---------------- -----------------
Balance, end of year                                        $  1,152,997     $  1,159,830     $  1,132,653
                                                           =============== ================ =================

5.  POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31, are as follows:

                                                 2002             2001
                                            --------------   --------------
                                                    (in thousands)
    Life insurance - domestic                  $ 578,211         $500,974
    Life insurance - Taiwan                      311,300          260,632
    Individual annuities                          31,830           32,423
    Group annuities                               13,205           14,201
                                            --------------   --------------
    Total future policy benefits               $ 934,546         $808,230
                                            ==============   ==============

Life insurance liabilities include reserves for death benefits and other policy benefits. Annuity liabilities include reserves for annuities that are in payout status.

Future policy benefits for domestic and Taiwan traditional life insurance are based on the net level premium method, calculated using the guaranteed mortality and nonforfeiture rates which range from 2.50% to 8.75% for domestic insurance and 6.25% to 7.50% for Taiwan reserves. Less than 1% of the reserves are based on interest rates in excess of 8%.

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.  POLICYHOLDERS' LIABILITIES (continued)

Future policy benefits for individual and group annuities are equal to the aggregate of 1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) premium deficiency reserves. Assumptions as to mortality are based on the Company's experience when the basis of the reserve is established. The interest rates used in the determination of the individual annuities reserves range from 6.25% to 11.00%, with less than 14% of the reserves based on an interest rate in excess of 8%. The interest rate used in the determination of group annuities reserves is 14.75%.


Policyholders' account balances at December 31, are as follows:

                                                 2002             2001
                                            --------------   --------------
                                                    (in thousands)

    Interest-sensitive life contracts        $ 2,102,179      $ 1,976,710
    Individual annuities                       1,593,703          976,237
    Guaranteed investment contracts            1,159,879          994,743
                                            --------------   --------------
    Total policyholders' account balances    $ 4,855,761      $ 3,947,690
                                            ==============   ==============


Policyholders' account balances for interest-sensitive life, individual annuities, and guaranteed investment contracts represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges. Interest crediting rates range from 4.00% to 6.75% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 3.00% to 16.00%, with less than 1% of policyholders' account balances with interest crediting rates in excess of 8%. Interest crediting rates for guaranteed investment contracts range from 3.50% to 8.03%, with less than 1% of policyholders' account balances with interest crediting rates in excess of 8%.


6.  REINSURANCE

The Company participates in reinsurance, with Prudential Insurance and an affiliate and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements, including the Company's reinsurance of all its Taiwanese business as of February 1, 2001, are described further in Note 12.

During 2002, a new product, referred to as Magnastar was introduced. The Magnastar product is a proprietary variable universal life product developed by the M Life Insurance Company. The Company has entered into modified coinsurance and yearly renewal term reinsurance agreements related to this product. Premiums ceded for the Magnastar product for 2002 were approximately $88 million.

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.  REINSURANCE  (Continued)

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, are as follows:

                                                            2002             2001              2000
                                                        -----------      -----------       ------------
                                                                        (in thousands)
    Direct  premiums  and  policy  charges  and fee         $862,723        $686,887           $609,630
     income
       Reinsurance assumed                                         -             162              1,671
       Reinsurance ceded                                    (203,982)        (105,996)          (14,519)
                                                         -----------      -----------      ------------
    Premiums and policy charges and fee income              $658,741         $581,053          $596,782

    Policyholders' benefits ceded                            $70,327          $23,733           $ 5,472



Reinsurance ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company's Consolidated Statements of Financial Position at December 31, were as follows:
                                                2002             2001
                                            ------------    -------------
                                                    (in thousands)

    Domestic life insurance -                  $ 37,529         $ 11,014
    affiliated
    Domestic life insurance -                    31,137           14,850
    unaffiliated
    Other reinsurance - affiliated               13,205           14,201

    Taiwan life insurance-affiliated            311,300          260,632
                                            ------------    -------------
                                               $393,171        $ 300,697
                                            ============    =============


The gross and net amounts of life insurance in force at December 31, were as follows:

                                                            2002             2001               2000
                                                      ----------------   ---------------   ---------------
                                                                        (in thousands)
    Life insurance face amount in force                $ 118,381,408      $ 84,317,628      $ 66,327,999
    Ceded to other companies                             (49,113,635)      (25,166,264)       (7,544,363)
                                                      ----------------   ---------------   ---------------
    Net amount of life insurance in force              $  69,267,773      $ 59,151,364      $ 58,783,636
                                                      ================   ===============   ===============


Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.  INCOME TAXES

The components of income tax (benefit) expense for the years ended December 31, are as follows:

                                                            2002               2001              2000
                                                      ----------------   ---------------   ---------------
                                                                         (in thousands)
    Current tax (benefit) expense:
       U.S.                                                $ (65,004)       $ (100,946)         $  8,588
       State and local                                           309             1,866                38
       Foreign                                                    39               124                35
                                                      ----------------   ---------------   ---------------
       Total                                                 (64,656)          (98,956)            8,661
                                                      ----------------   ---------------   ---------------

    Deferred tax expense (benefit):
       U.S.                                                   15,709            76,155            43,567
       State and local                                        (3,556)           (2,454)            2,204
                                                      ----------------   ---------------   ---------------
       Total                                                  12,153            73,701            45,771
                                                      ----------------   ---------------   ---------------
     Total income tax (benefit) expense                    $ (52,503)        $ (25,255)         $ 54,432
                                                      ================   ===============   ===============

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                                            2002               2001              2000
                                                      ----------------   ---------------   ---------------
                                                                         (in thousands)
     Expected federal income tax (benefit) expense         $ (13,652)        $  14,814          $ 55,275
         State and local income taxes                         (2,111)             (382)            1,457
         Non taxable investment income                       (41,745)          (38,693)           (6,443)
         Incorporation of Taiwan branch                        7,545            (1,774)                -
         Other                                                (2,540)              780             4,143
                                                      ----------------   ---------------   ---------------
         Total income tax (benefit) expense                $ (52,503)        $ (25,255)         $ 54,432
                                                      ================   ===============   ===============

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                2002             2001
                                            ------------    -------------
                                                    (in thousands)
    Deferred tax assets
         Insurance reserves                   $ 24,976        $  43,317
         Tax loss carry forwards                23,706            5,642
         Other                                   3,871            9,309
                                            ------------    -------------
         Deferred tax assets                    52,553           58,268
                                            ------------    -------------
    Deferred tax liabilities
         Deferred acquisition costs            312,150          324,082
         Net unrealized gains on securities     85,145           32,264
         Investments                            18,299           20,644
                                            ------------    -------------
         Deferred tax liabilities              415,594          376,990
                                            ------------    -------------

    Net deferred tax liability               $ 363,041        $ 318,722
                                            ============    =============

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.  INCOME TAXES (continued)

Management believes that based on its historical pattern of taxable income, the Company and its subsidiary will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2002 and 2001, the Company and its subsidiary had federal capital loss carryforwards for tax purposes of $40 million and $0 million, respectively, which expire by 2007. At December 31, 2002 the Company had state operating loss carryforwards of $592 million and capital loss carryforwards of $40 million, which expire by 2017 and 2007, respectively. At December 31, 2001, the Company had state operating loss carryforwards of $369 million, which expire by 2016.

The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1992 as well as 1996. The Service has examined the years 1993 through 1995 and the Company is in the process of finalizing an agreement with the Service with respect to proposed adjustments for those tax years. The Service has begun its examination of 1997 through 2001. Management believes sufficient provisions have been made for potential adjustments.

8.  STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

The Company is required to prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Statutory accounting practices primarily differ from GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions and valuing investments, deferred taxes, and certain assets on a different basis.

Statutory net income (loss) of the Company amounted to $(238.8) million, $71.5 million, and $(50.5) million, for the years ended December 31, 2002, 2001, and 2000, respectively. Statutory surplus of the Company amounted to $471.0 million and $728.7 million at December 31, 2002 and 2001, respectively.

In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. Codification provided guidance for areas where statutory accounting had been silent and changed current statutory accounting in certain areas. The Company adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $81 million, primarily relating to the recognition of deferred tax assets.

The Company is subject to Arizona law which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend which may be paid in any twelve-month period without notification or approval is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, the Company would not be permitted a dividend distribution without prior approval in 2003.

During 2001, the Company received approval from the Arizona Department of Insurance to pay an extraordinary dividend to Prudential Insurance of $108 million.

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Investment contracts
For guaranteed investment contracts and other similar contracts without life contingencies, estimated fair values are derived using discounted projected cash flows, based on interest rates being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. For individual deferred annuities and other deposit liabilities, fair value approximates carrying value.

Derivative financial instruments
Refer to Note 11 for the disclosure of fair values on these instruments.

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                                      2002                                  2001
                                                        ----------------------------------    -------------------------------
                                                            Carrying         Estimated           Carrying        Estimated
                                                             value          fair value            value         fair value
                                                        ---------------  -----------------    --------------- ---------------
                                                                                     (in thousands)
Financial assets:
   Fixed maturities available for sale                    $ 5,158,106        $ 5,158,106        $ 4,024,893     $ 4,024,893
   Equity securities                                              199                199                375             375
   Commercial loans on real estate                              6,966              8,894              8,190          10,272
   Policy loans                                               879,506          1,031,169            874,065         934,203
   Short-term investments                                     214,342            214,342            215,610         215,610
   Cash and cash equivalents                                  436,182            436,182            374,185         374,185
   Separate account assets                                 12,696,758         12,696,758         14,920,584      14,920,584

Financial liabilities:
   Investment contracts                                     2,830,511          2,906,692          2,003,265       2,053,259
   Cash collateral for loaned securities                      225,518            225,518            190,022         190,022
   Securities sold under repurchase
    agreements                                                400,507            400,507             80,715          80,715
   Separate account liabilities                            12,696,758         12,696,758         14,920,584      14,920,584

                                      F-22

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10.  DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS

Types of Derivative Instruments

Interest Rate Swaps
Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches). Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Futures
Exchange-traded treasury futures are used by the Company to reduce market risks from changes in interest rates and, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets. As an example, the Company agrees to purchase or sell a specified number of contracts, the value of which are determined by the value of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange.

Treasury futures are used to hedge duration mismatches between assets and liabilities by replicating Treasury performance. Treasury futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline that selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

Currency Swaps
Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

The table below summarizes the Company's outstanding positions by derivative instrument types as of December 31, 2002 and 2001. All of the derivatives are carried on the Consolidated Statements of Financial Position at estimated fair value.

                                                 Derivatives
                                        2002                       2001
                              -----------------------    -----------------------
                                           Estimated                   Estimated
                             Notional     fair value      Notional    fair value
                           ------------  -----------    -----------  -----------
                                               (in thousands)
    Non-Hedge Accounting

    Swap instruments:
    Interest rate             $14,405       $  414        $  9,470       $  638
    Currency                   21,244        1,571          24,785        3,858

    Future contracts:
    US Treasury futures        12,400         (407)        141,300          632

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10. DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS (continuted)

Credit Risk
The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company's swaps transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments. The credit exposure of exchange-traded instruments is represented by the negative change, if any, in the fair value (market value) of contracts from the fair value (market value) at the reporting date.

The Company manages credit risk by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. In addition, the Company enters into over-the-counter swaps pursuant to master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Likewise, the Company effects exchange-traded futures and options through regulated exchanges and these positions are marked to market on a daily basis.


11. CONTINGENCIES AND LITIGATION

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

Litigation
The Company and Prudential Insurance are subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and Prudential Insurance and that are typical of the businesses in which the Company and Prudential Insurance operate. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company and Prudential Insurance have been subject to substantial regulatory actions and civil litigation, including class actions, involving individual life insurance sales practices from 1982 through 1995. As of January 31, 2003, the Company and Prudential Insurance have resolved those regulatory actions, its sales practices class action litigation and virtually all of the individual sales practices actions filed by policyholders who "opted out" of the sales practices class action. Prudential Insurance has indemnified the Company for any liabilities incurred in connection with sales practices litigation covering policyholders of individual permanent life insurance policies issued in the United States from 1982 to 1995.

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

Pruco Life Insurance Company and Subsidiary
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements

12.  RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Expense Charges and Allocations
All of the Company's expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into the following categories: general and administrative expenses, agency distribution expenses and asset management fees.

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees (except for those agents employed directly by the Company in Taiwan), supplies, use of equipment and office space are provided by Prudential Insurance. The Company is allocated estimated distribution expenses from Prudential's agency distribution network for both its domestic life and annuity products. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs. Beginning April 1, 2000, the Company and Prudential Insurance agreed to revise the estimate of allocated distribution expenses to reflect a market based pricing arrangement.

In accordance with a profit sharing agreement with Prudential Insurance that was in effect through December 31, 2000, the Company received fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues were recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income. The Company was charged an asset management fee by Prudential Global Asset Management ("PGAM") and Jennison Associates LLC ("Jennison") for managing the PSF portfolio. These fees are a component of "general, administrative and other expenses."

On September 29, 2000, the Board of Directors for the Prudential Series Fund, Inc. ("PSFI") adopted resolutions to terminate the existing management agreement between PSFI and Prudential Insurance, and appointed another subsidiary of Prudential Financial as the fund manager for the PSF. The change was approved by the shareholders of PSF during early 2001 and became effective January 1, 2001. From January 1, 2001 through January 31, 2002 the Company did not receive fees associated with the PSF. In addition, the Company did not incur the asset management expense from PGAM and Jennison associated with the PSF, during that period.

In accordance with a revenue sharing agreement with Prudential Investments LLC, which began on February 1, 2002, the Company receives fee income from policyholder account balances invested in the PSF. These revenues are recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income. There are no asset management expenses charged under the agreement.

Corporate Owned Life Insurance
The Company has sold four Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance. The fourth policy was issued in December 2002 and has a cash surrender value of $180.8 million at December 31, 2002. Income earned for the year on this policy is $7.1 million consisting of $12.0 million in policy fees offset by $2.4 million in reserves and $2.5 million in DAC amortization. The cash surrender value included in separate accounts for all COLI policies was $835.6 million and $647.2 million at December 31, 2002 and December 31, 2001, respectively. Fees related to all of the COLI policies were $21.0 million, $7.0 million and $9.6 million for the years ending December 31, 2002, 2001, and 2000.

Reinsurance with affiliates
The Company currently has four reinsurance agreements in place with Prudential Insurance and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The effect these agreements had on net income for the periods ended December 31, 2002 or 2001 is reflected in the statement of operations. Information regarding these agreements is provided below and in Note
6. The fourth agreement, which became effective in 2001, is described in the following paragraphs.

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company's Taiwan branch including Taiwan's insurance book of business to an affiliated Company, Prudential Life Insurance Company of Taiwan Inc. ("Prudential of Taiwan"), a wholly owned subsidiary of Prudential Financial.

Pruco Life Insurance Company and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.  RELATED PARTY TRANSACTIONS (Continued)

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

As part of this transaction, the Company made a capital contribution to Prudential of Taiwan in the amount of the net equity of the Company's Taiwan branch as of the date of transfer. In July 2001, the Company dividended its interest in Prudential of Taiwan to Prudential Financial.

Affiliated premiums ceded for the periods ended December 31, 2002 and 2001 from the Taiwan coinsurance agreement were $79.6 million and $82.5 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2002 and 2001, from the Taiwan coinsurance agreement were $14.2 and $12.9 million, respectively. As mentioned above, this agreement did not go into effect until January 31, 2001.

Affiliated premiums ceded from domestic life reinsurance agreements for the periods ended December 31, 2002, 2001, and 2000 were $11.1 million, $9.9 million, and $7.6 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2002, 2001, and 2000 from domestic life reinsurance agreements are $32.5 million in 2002, and $0 in 2001 and 2000.

Group annuities affiliated benefits ceded were $2.9 million in 2002 and $3.0 million in 2001 and 2000.

Debt Agreements
The Company has a revolving line of credit facility of up to $700 million with Prudential Funding LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility cannot be more than $700 million. There is no outstanding debt relating to this credit facility as of December 31, 2002 or December 31, 2001.


13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are summarized in the table below:

                                                                       Three months ended
                                               ---------------------------------------------------------------
                                                    March 31        June 30      September 30    December 31
                                               ---------------------------------------------------------------
2002                                                                 (in thousands)
----
Total revenues                                      $ 224,036      $ 220,233       $ 231,399       $ 275,124
Total benefits and expenses                           199,355        245,823         295,123         249,496
Income (loss) from operations before income taxes      24,681       (25,590)         (63,724)         25,628
Net income (loss)                                      19,471       (17,264)         (28,554)         39,845

2001
----
Total revenues                                      $ 246,532      $ 220,871       $ 190,515       $ 219,156
Total benefits and expenses                           209,252        205,332         220,648         199,515
Income (loss) from operations before income taxes      37,280         15,539         (30,133)         19,641
Net income (loss)                                      28,639         12,894         (21,768)         47,817
