Form 10-Q
period 2003-03-31
PRUCO LIFE INSURANCE CO
filed 2003-05-15
CIK 777917

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES    NO X
                                               ---   ---

    State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 14, 2003. Common stock, par value of $10 per share: 250,000 shares outstanding

================================================================================

                          PRUCO LIFE INSURANCE COMPANY
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Cover Page                                                                    -

Index                                                                         2

                         PART I - Financial Information

Item 1. (Unaudited) Financial Statements

           Consolidated Statements of Financial Position
           As of March 31, 2003 and December 31, 2002                          3

           Consolidated Statements of Operations and Comprehensive Income
           Three months ended March 31, 2003 and 2002                          4

           Consolidated Statements of Stockholder's Equity
           Periods ended March 31, 2003 and December 31, 2002 and 2001         5

           Consolidated Statements of Cash Flows
           Three months ended March 31, 2003 and 2002                          6

           Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            18

Item 4. Controls and Procedures                                               18

                           PART II - Other Information

Item 2. Changes in Securities and Use of Proceeds                             19

Item 6. Exhibits and Reports on Form 8-K                                      20

Signature Page                                                                21
Certifications                                                                22

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

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Financial Position (Unaudited)
As of March 31, 2003 and December 31, 2002 (in thousands)
--------------------------------------------------------------------------------

                                                                                 March 31,        December 31,
                                                                                   2003              2002
                                                                                -----------       -----------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2003: $5,146,263; 2002: $4,921,691)          $ 5,407,733       $ 5,158,106
Policy loans                                                                        871,587           879,506
Short-term investments                                                              132,445           214,342
Other long-term investments                                                          93,748            91,021
                                                                                -----------       -----------
     Total investments                                                            6,505,513         6,342,975
Cash and cash equivalents                                                           636,449           436,182
Deferred policy acquisition costs                                                 1,190,744         1,152,997
Accrued investment income                                                            94,685            86,125
Reinsurance recoverable                                                             387,554           393,171
Receivables from Parent and affiliates                                               66,369            61,099
Other assets                                                                         53,990            41,581
Separate account assets                                                          12,416,759        12,696,758
                                                                                -----------       -----------
TOTAL ASSETS                                                                    $21,352,063       $21,210,888
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                 $ 5,127,772       $ 4,855,761
Future policy benefits and other policyholder liabilities                           943,927           934,546
Cash collateral for loaned securities                                               261,142           225,518
Securities sold under agreement to repurchase                                       390,744           400,507
Income taxes payable                                                                335,222           245,252
Other liabilities                                                                   124,496           130,411
Separate account liabilities                                                     12,416,759        12,696,758
                                                                                -----------       -----------
Total liabilities                                                                19,600,062        19,488,753
                                                                                -----------       -----------
Contingencies (See Footnote 2)

Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                        2,500             2,500
Paid-in-capital                                                                     466,748           466,748
Retained earnings                                                                 1,179,920         1,161,136
Accumulated other comprehensive income:                                             102,833            91,751
                                                                                -----------       -----------
Total stockholder's equity                                                        1,752,001         1,722,135
                                                                                -----------       -----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                       $21,352,063       $21,210,888
                                                                                ===========       ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three Months Ended March 31, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                                                      Three months ended
                                                                            March 31,

                                                                  2003                   2002
                                                                ---------              --------
REVENUES

Premiums                                                        $  41,249              $ 18,298
Policy charges and fee income                                     136,244               127,033
Net investment income                                              84,553                81,471
Realized investment losses, net                                    (9,659)               (6,226)
Asset management fees                                               2,904                 2,252
Other income                                                        2,209                 1,208
                                                                ---------              --------

Total revenues                                                    257,500               224,036
                                                                ---------              --------

BENEFITS AND EXPENSES

Policyholders' benefits                                            86,461                57,813
Interest credited to policyholders' account balances               51,502                47,186
General, administrative and other expenses                         96,381                94,356
                                                                 --------              --------

Total benefits and expenses                                       234,344               199,355
                                                                ---------              --------

Income from operations before income taxes                         23,156                24,681
                                                                ---------              --------

Income tax expense                                                  4,444                 5,210
                                                                ---------              --------

NET INCOME                                                         18,712                19,471
                                                                ---------              --------

Net unrealized investment gains (losses) on securities,
  net of reclassification adjustment and taxes                     11,082               (19,141)
                                                                ---------              --------

TOTAL COMPREHENSIVE INCOME                                      $  29,794              $    330
                                                                =========              ========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Stockholder's Equity (Unaudited)
Periods Ended March 31, 2003 and December 31, 2002 and 2001 (in thousands)
--------------------------------------------------------------------------------

                                                                                   Accumulated
                                                                                      other             Total
                                        Common       Paid-in-        Retained     comprehensive     stockholder's
                                        stock        capital         earnings     income (loss)        equity
                                        ------       --------       ----------    --------------    -------------
Balance, January 1, 2001                $2,500       $466,748       $1,361,924      $  1,410         $1,832,582

Net income                                   -              -           67,582             -             67,582

Policy credits issued to eligible
policyholders                                -              -         (128,025)            -           (128,025)

Dividends to Parent                          -              -         (153,816)            -           (153,816)

Change in foreign currency
translation adjustments, net of taxes        -              -                -         3,168              3,168

Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                         -              -                -        29,988             29,988
                                        ------       --------       ----------      --------         ----------
Balance, December 31, 2001               2,500        466,748        1,147,665        34,566          1,651,479

Net income                                   -              -           13,498             -             13,498

Adjustments to policy credits
issued to eligible policyholders             -              -              (27)            -                (27)

Change in foreign currency
translation adjustments, net of              -              -                -           149                149
taxes

Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                         -              -                -        57,036             57,036
                                        ------       --------       ----------      --------         ----------
Balance, December 31, 2002               2,500        466,748        1,161,136        91,751          1,722,135

Net income                                   -              -           18,712             -             18,712

Adjustments to policy credits
issued to eligible policyholders             -              -               72             -                 72

Change in foreign currency
translation adjustments, net of taxes        -              -                -             -                  -


Change in net unrealized investment
gains, net of reclassification
adjustment and taxes                         -              -                -        11,082             11,082
                                        ------       --------       ----------      --------         ----------
Balance, March 31, 2003                 $2,500       $466,748       $1,179,920      $102,833         $1,752,001
                                        ======       ========       ==========      ========         ==========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended March 31, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                                                           2003              2002
                                                                        ----------        ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income                                                              $   18,712        $   19,471
Adjustments to reconcile net income to net cash from
     (used in) operating activities:
     Policy charges and fee income                                         (24,218)          (15,451)
     Interest credited to policyholders' account balances                   51,502            47,186
     Realized investment losses, net                                         9,659             6,226
     Amortization and other non-cash items                                    (117)           33,345
     Change in:
         Future policy benefits and other policyholders' liabilities         9,381             8,387
         Accrued investment income                                          (8,560)           (3,143)
         Receivables from Parent and affiliates                             (5,270)          (12,531)
         Policy loans                                                        7,919            (4,406)
         Deferred policy acquisition costs                                 (37,747)          (68,154)
         Income taxes payable/receivable                                    89,970            (3,711)
         Other, net                                                        (12,634)          (20,477)
                                                                        ----------        ----------
Cash Flows From (Used in) Operating Activities                              98,597           (13,258)
                                                                        ----------        ----------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities available for sale                               707,245           582,868
     Payments for the purchase of:
         Fixed maturities available for sale                              (946,530)         (733,030)
     Cash collateral for loaned securities, net                             35,624            39,770
     Securities sold under agreement to repurchase, net                     (9,763)            2,265
     Other long-term investments, net                                       (4,197)           (2,017)
     Short-term investments, net                                            81,897           110,891
                                                                        ----------        ----------
Cash Flows (Used in) From Investing Activities                            (135,724)              747
                                                                        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                         417,928           495,828
          Withdrawals                                                     (180,534)         (272,976)
     Cash payments to eligible policyholders                                     -          (114,755)
                                                                        ----------        ----------
Cash Flows From Financing Activities                                       237,394           108,097
                                                                        ----------        ----------
     Net increase in Cash and cash equivalents                             200,267            95,586
     Cash and cash equivalents, beginning of year                          436,182           374,185
                                                                        ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  636,449        $  469,771
                                                                        ==========        ==========

               See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

The accompanying interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q on the basis of accounting principles generally accepted in the United States. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company ("the Company") for the interim periods presented. The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), which in turn is a wholly owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the current year presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Expense Charges and Allocations
Many of the Company's expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into the following categories: general and administrative expenses and agency distribution expenses.

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance.

The Company is allocated estimated distribution expenses from Prudential Insurance's agency network for both its domestic life and annuity products. The estimate of allocated distribution expenses is intended to reflect a market based pricing arrangement. The Company has capitalized the majority of these distribution expenses as deferred policy acquisition costs.

Affiliated Asset Management Fee Income
In accordance with a revenue sharing agreement with Prudential Investments LLC, which began on February 1, 2002, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues are recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance
The Company has sold four Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance. The cash surrender value included in Separate accounts was $872.0 million and $835.6 million at March 31, 2003 and December 31, 2002, respectively.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Reinsurance with Affiliates
The Company currently has four reinsurance agreements in place with Prudential Insurance and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The effect these agreements had on net income for the periods ended March 31, 2003 or 2002 is reflected in the statement of operations. The fourth agreement is described below.

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

As part of this transaction, the Company made a capital contribution to Prudential of Taiwan in the amount of the net equity of the Company's Taiwan branch as of the date of transfer. In July 2001, the Company dividended its interest in Prudential of Taiwan to Prudential Insurance.

Premiums ceded for the periods ending March 31, 2003 and 2002 from the Taiwan coinsurance agreement were $19.1 million and $17.6 million, respectively. Benefits ceded for the periods ending March 31, 2003 and 2002 from the Taiwan coinsurance agreement were $3.8 million and $3.2 million, respectively.

Included in the reinsurance recoverable balances were affiliated reinsurance recoverables of $349.6 million and $362.0 million at March 31, 2003 and December 31, 2002, respectively. Of these affiliated amounts, the reinsurance recoverable related to the Taiwan coinsurance agreement was $323.8 million and $311.3 million at March 31, 2003 and December 31, 2002, respectively.


Debt Agreements
The Company has a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility cannot be more than $800 million. As of March 31, 2003 and December 31, 2002, there was $652 million and $626 million, respectively, of asset-based financing. There was no debt outstanding to Prudential Funding, LLC. as of March 31, 2003 or December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of March 31, 2003, compared with December 31, 2002, and its consolidated results of operations for the three month periods ended March 31, 2003 and March 31, 2002. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2002.

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance, individual variable annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") primarily through Prudential Insurance's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements. Beginning February 1, 2001, Taiwan's net income is not included in the Company's results of operations.

Generally, policyholders who purchase the Company's products have the option of investing in the Separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General account. The Company earns its profits through policy fees charged to Separate account annuity and life policyholders and through the interest spread for the GIC and General account annuity and life products. Policy charges and fee income consist mainly of three types, sales charges or loading fees on new sales, mortality and expense charges ("M&E") assessed on fund balances, and mortality and related charges based on total life insurance in-force business. Policyholder fund values are affected by net sales (sales less withdrawals) changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders' accounts. Products that generate spread income primarily include the GIC product, general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

The Company's Changes in Financial Position and Results of Operations are described below.

1. Analysis of Financial Condition

From December 31, 2002 to March 31, 2003 there was an increase of $141 million in total assets from $21,211 million to $21,352 million. Fixed maturities increased by $250 million and short-term investments and cash and cash equivalents increased by $118 million from December 31, 2002. These increases are a result of investing general account policyholder deposits and positive cash flows from insurance operations into these investments. A higher level of securities lending activity also contributed to the increase in cash and cash equivalents. Separate account assets decreased by $280 million primarily from market value declines and higher policy charges, which are deducted from the fund values. Deferred acquisition costs ("DAC") increased by $38 million, as capitalization of commissions from new sales exceeded the amortization of DAC. Other assets increased $12 million mainly from increases to prepaid expenses and receivables resulting from sales of securities that had not settled at the balance sheet date.

During this three-month period, liabilities increased by $111 million from $19,489 million to $19,600 million. Policyholder account balances increased by $272 million due primarily to positive net sales (sales less withdrawals) of annuity products with fixed rate options and the PACE and life general account products. Corresponding with the asset change, Separate account liabilities decreased by $280 million, as described above. Income taxes payable increased by $90 million as a result of current year tax expense and a tax refund received from Prudential Financial. In accordance with the tax sharing agreement with Prudential Financial, the Company was reimbursed $79 million for operating losses utilized in the consolidated federal tax return. A higher level of securities lending activity increased liabilities by $26 million.

2. Results of Operations

Net Income
Consolidated net income of $18.7 million for the first quarter of 2003 was slightly less than the $19.5 million earned for the first quarter of 2002. Both revenues and expenses increased as growth of the life in-force business resulted in increased premiums, policy charges for life products and related policyholder benefit expenses. The annuity products' results continue to be unfavorably impacted by the weak equity markets resulting in lower policy fee income for those products and higher guaranteed minimum death benefits. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated revenues increased by $33.5 million, from $224.0 million to $257.5 million. Premiums increased by $23.0 million from higher term insurance sales and renewals of the Term Essential and Term Elite products of $14.0 million and higher premiums on term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance policies with us ("extended term insurance"). Extended term life insurance increased as a result of less favorable market performance in previous quarters, which caused an increase in lapses.

Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $9.2 million. The increase was a result of a $15.5 million increase for individual life products offset by a $6.3 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. The in-force business (excluding term insurance) grew to $66.0 billion at March 31, 2003 from $60.0 billion at March 31, 2002 and $65.2 billion at December 31, 2002. In contrast, annuity fees are mainly asset based fees which are dependent on the fund balances which are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity fund balances have declined as a result of unfavorable valuation changes in the securities market over the past several years.

Net investment income increased by $3.1 million as a result of increased income from fixed maturities due to an increase in the portfolio balance, partially offset by lower reinvestment yield rates. Realized investment losses increased by $3.4 million mainly due to higher fixed maturity impairments of $12 million. This was partially offset by lower trading losses based on credit quality and higher gains on sales of fixed maturities in 2003.

Benefits and Expenses
Policyholder benefits increased by $28.6 million from increased reserve provisions for life insurance reserves and increased death and surrender benefits. The change in reserves for life products increased $16.1 million from the prior year primarily as a result of higher term and extended term insurance, as discussed in the premium section. Benefits paid on surrenders of reduced paid up life policies increased by $3.0 million. Annuity death benefits were higher by $7.6 million primarily due to higher guaranteed minimum death benefits.

Guaranteed minimum death benefit payments increased from $6.1 million in the first three months of 2002 to $12.0 million in the first three months of 2003. As of March 31, 2003, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $3.1 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs are based. A proposed AICPA Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "Proposed SOP"), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. We are currently evaluating the impact of the Proposed SOP.

Interest credited to policyholder account balances increased by $4.3 million due to growth in policyholder account balances.

General, administrative, and other expenses increased $2.0 million from the prior year. The primary reason for the increase was an increase in DAC amortization of $3.7 million due to the poor equity market results. Partially offsetting this was a decrease in allocated general and administrative expenses, mainly from lower salary related expenses.

General Account Investments

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $6,505.5 million at March 31, 2003, versus $6,343.0 million at December 31, 2002. A diversified portfolio of publicly traded bonds, private placements, and other long-term investments is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

                                                         As of March 31,            As of December 31,
                                                  -----------------------------------------------------------
                                                       2003        % of Total        2002        % of Total
                                                  -----------------------------  ----------------------------
                                                                       ($ in thousands)
Fixed maturities:
     Public, available for sale, at fair value      $4,309,863        66.3%       $3,977,441         62.7%
     Private, available for sale, at fair value      1,097,870        16.9%        1,180,665         18.6%
Short-term investments                                 132,445         2.0%          214,342          3.4%
Policy loans, at outstanding balance                   871,587        13.4%          879,506         13.9%
Other long-term investments (1)                         93,748         1.4%           91,021          1.4%
                                                    ----------       -----        ----------        -----
Total investments                                   $6,505,513       100.0%       $6,342,975        100.0%
                                                    ==========       =====        ==========        =====

------------
(1) Other long-term investments consist of investments in joint ventures and partnerships, our interest in separate account investments, commercial loans, equity securities and other miscellaneous investments.

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

As of March 31, 2003, our investment portfolio consisted primarily of $5,407.7 million of fixed maturity securities (83% of the total portfolio at March 31, 2003 versus 81% at December 31, 2002), and $1,097.8 million of other investments (17% of the total portfolio at March 31, 2003 versus 19% at December 31, 2002). The other investments were comprised of other long-term investments, policy loans and short-term investments.

Investment Results

The overall income yield on our invested assets after investment expenses, excluding realized investment losses, net was 5.60% for the first three months of 2003 and 6.24% for the first three months of 2002. The decline in yield on the portfolio in 2003 from 2002 is primarily attributable to reinvestment activities in a declining interest rate environment.

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


The following table sets forth the income yield and investment income, excluding realized investment losses, net for each major asset category of the Company for the periods indicated.

                                                         For the period ended March 31,
                                          --------------------------------------------------------------
                                                      2003                             2002
                                          --------------------------------------------------------------
                                            Yield             Amount         Yield           Amount
                                          --------------------------------------------------------------
                                                                ($ in thousands)
Fixed maturities                              5.79%          $72,342         6.77%          $67,135
Policy loans                                  5.34            11,618         5.28            11,493
Short-term investments                        2.37             2,358         2.96             3,290
Other long-term investments                   7.77             1,776         8.29             2,033
                                            ------           -------       ------           -------

Investment income before investment
expenses                                      5.71            88,094         6.34            83,951
Investment expenses                          (0.11)           (3,541)       (0.10)           (2,480)
                                            ------           -------       ------           -------
Total after investment expenses               5.60%          $84,553         6.24%          $81,471
                                            ======           =======       ======           =======

--------------
(1) Yields are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for prior year are presented on a basis consistent with our current reporting practices.

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

The Company has classified all private placements and publicly traded securities as available for sale. "Available for sale" securities are carried in the Consolidated Statement of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. At March 31, 2003 the fixed maturities portfolio totaled $5,407.7 million, an increase of $249.6 million compared to December 31, 2002.

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of March 31, 2003, we held approximately 83% of assets in fixed maturity securities (versus 81% as of December 31, 2002) with a total amortized cost of $5,146.3 million and an estimated fair value of $5,407.7 million, compared to an amortized cost of $4,921.7 million and estimated fair value of $5,158.1 million as of December 31, 2002. Our investments in public fixed maturities as of March 31, 2003 were $4,104.5 million at amortized cost and $4,309.9 million at estimated fair value compared to $3,793.0 million at amortized cost and $3,977.4 million at estimated fair value as of December 31, 2002. Our investments in private fixed maturities as of March 31, 2003 were $1,041.8 million at amortized cost and $1,097.9 million at estimated fair value compared to $1,128.7 million at amortized cost and $1,180.7 million at estimated fair value as of December 31, 2002.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

                 ------------------------------------------------ ----------------------------------------------------
                               As of March 31, 2003                                As of December 31, 2002
                 ------------------------------------------------ ----------------------------------------------------
                                Gross         Gross                                  Gross         Gross
                 Amortized    Unrealized   Unrealized                Amortized    Unrealized    Unrealized
(1)                 Cost        Gains        Losses   Fair Value       Cost          Gains         Losses   Fair Value
                 ------------------------------------------------ ----------------------------------------------------
                                                          (in thousands)
Industry
--------
U.S. Government     $501,586     $9,277         $74     $510,789      $600,385       $11,906           $1    $612,290
Manufacturing      1,024,448     61,671       1,476    1,084,643     1,029,622        59,334        4,476   1,084,480
Utilities            498,182     36,095       1,931      532,346       509,444        29,199        6,128     532,515
Finance              986,178     59,255         651    1,044,782       705,019        52,722          724     757,017
Services             585,911     29,094         839      614,166       538,604        25,344        2,827     561,121
Mortgage Backed      114,229      3,155           0      117,384       120,425         3,242           14     123,653
Foreign
Government            48,076      5,057          61       53,072        45,981         4,707           44      50,644
Retail and
Wholesale            309,304     20,485         179      329,610       279,750        20,093          477     299,366
Asset-Backed
Securities           632,178     13,581       1,535      644,224       642,771        14,667        2,096     655,342
Transportation       221,749     10,937         234      232,452       218,649        12,303          390     230,562
Energy               216,752     18,959          24      235,687       218,269        19,224           35     237,458
Other                  7,670        908           -        8,578        12,772           886            -      13,658
                  ----------   --------      ------   ----------    ----------      --------      -------  ----------
Total             $5,146,263   $268,474      $7,004   $5,407,733    $4,921,691      $253,627      $17,212  $5,158,106
                  ==========   ========      ======   ==========    ==========      ========      =======  ==========

-------------
(1) Investment data for 2003 has been classified based on industry accepted Lehman categorizations for public holdings and similar classifications by industry for all other holdings. Prior year data has been reclassified to conform to current year presentation. This table includes redeemable preferred stock.

As a percentage of amortized cost, fixed maturity investments as of March 31, 2003 consist primarily of the following sectors: 20% manufacturing, 19% finance, 12% asset-backed securities, 11% services and 10% U.S. Government compared to 21% manufacturing, 14% finance, 13% asset-backed securities, 12% U.S. Government, and 11% services as of December 31, 2002. Nearly 95% of the mortgage-backed securities were publicly traded agency pass-through securities. Collateralized mortgage obligations represented less than 6% of total mortgage-backed securities.

The gross unrealized losses related to our fixed maturity portfolio were $7.0 million as of March 31, 2003 compared to $17.2 million as of December 31, 2002. The gross unrealized losses as of March 31, 2003 were concentrated primarily in the utilities, asset-backed securities and manufacturing sectors while gross unrealized losses as of December 31, 2002 were concentrated in the utilities, manufacturing, and services sectors. Non-investment grade securities represented 62% of the gross unrealized losses as of March 31, 2003 versus 65% of gross unrealized losses as of December 31, 2002.

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

The amortized cost of our public and private below-investment grade fixed maturities totaled $473.0 million, or 9%, of the total fixed maturities as of March 31, 2003, compared to $526.8 million, or 11%, of total fixed maturities as of December 31, 2002.

Public Fixed Maturities - Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating as of the dates indicated.

                                ------------------------------------------------   ----------------------------------------------
                                               As of March 31, 2003                           As of December 31, 2002
                                ------------------------------------------------   ----------------------------------------------
                                                Gross       Gross                                Gross       Gross
                                Amortized     Unrealized  Unrealized               Amortized   Unrealized  Unrealized
                                   Cost         Gains       Losses   Fair Value      Cost        Gains       Losses    Fair Value
                                ------------------------------------------------   ----------------------------------------------
                                                                        ($ in thousands)
   NAIC        Rating Agency
Designation     Equivalent
-----------    -------------
    1           Aaa, Aa, A       $2,535,183   $121,201       $413    $2,655,971    $2,377,674   $116,244       $438    $2,493,480
    2           Baa               1,296,824     78,010      1,341     1,373,493     1,152,329     71,903      4,152     1,220,080
    3           Ba                  156,666      6,334      1,861       161,139       162,210      5,224      2,201       165,233
    4           B                    92,133      4,331      1,391        95,073        75,167      2,381      2,987        74,561
    5           C and lower           8,051        590        283         8,358        10,391        412      2,057         8,746
    6           In or near
                default              15,573        267         11        15,829        15,195        481        335        15,341
                                 ----------   --------     ------    ----------    ----------   --------    -------    ----------
 Public Fixed Maturities         $4,104,430   $210,733     $5,300    $4,309,863    $3,792,966   $196,645    $12,170    $3,977,441
                                 ==========   ========     ======    ==========    ==========   ========    =======    ==========

Private Fixed Maturities - Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating as of the dates indicated.

                                ------------------------------------------------   ----------------------------------------------
                                               As of March 31, 2003                           As of December 31, 2002
                                ------------------------------------------------   ----------------------------------------------
                                                Gross       Gross                                Gross       Gross
                                Amortized     Unrealized  Unrealized               Amortized   Unrealized  Unrealized
                                   Cost         Gains       Losses   Fair Value      Cost        Gains       Losses    Fair Value
                                ------------------------------------------------   ----------------------------------------------
                                                                        ($ in thousands)
   NAIC        Rating Agency
Designation     Equivalent
-----------    -------------
    1           Aaa, Aa, A         $382,412    $16,017       $824      $397,605      $338,539    $12,348     $1,351      $349,536
    2           Baa                 458,852     31,114         56      $489,910       526,384     34,430         45       560,769
    3           Ba                  152,076      9,454        315      $161,215       212,917      9,197      3,089       219,025
    4           B                     8,129          -        126         8,003         9,637          -        196         9,441
    5           C and lower          37,989      1,156        338        38,807        39,616      1,007        253        40,370
    6           In or near
                default               2,375          -         45         2,330         1,632          -        108         1,524
                                 ----------    -------     ------    ----------    ----------    -------     ------    ----------
 Private Fixed Maturities        $1,041,833    $57,741     $1,704    $1,097,870    $1,128,725    $56,982     $5,042    $1,180,665
                                 ==========    =======     ======    ==========    ==========    =======     ======    ==========

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

                                           ---------------------------------- ----------------------------------
                                                 As of March 31, 2003              As of December 31, 2002
                                           ---------------------------------- ----------------------------------
                                                                 Gross                              Gross
                                                               Unrealized                         Unrealized
                                           Amortized Cost        Losses       Amortized Cost       Losses
                                           ---------------------------------- ----------------------------------
                                                                     ($ in thousands)
Less than six months                           $3,545             $832           $9,605             $3,488
Greater than six months but less than nine
months                                              -                -              982                424
Greater than nine months                            -                -                -                  -
                                               ------             ----          -------             ------
Total                                          $3,545             $832          $10,587             $3,912
                                               ======             ====          =======             ======

Gross unrealized losses of fixed maturity securities where estimated fair value has been 20% or more below amortized cost were $0.8 million as of March 31, 2003, compared to $3.9 million as of December 31, 2002. The gross unrealized losses at March 31, 2003 were primarily concentrated in the manufacturing, utilities, and finance sectors while the gross unrealized losses at December 31, 2002 were concentrated in the utilities, manufacturing, and transportation sectors.

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

Impairments of fixed maturity securities totaled $12.1 million for the first three months of 2003 and $0.3 million for the first three months of 2002.

3. Liquidity and Capital Resources

Sources and Uses of Liquidity

Our principal cash flow sources are premiums and fund deposits, investment and fee income and investment maturities and sales. These cash inflows may be supplemented by financing activities either directly through asset-based financing or through borrowing from an affiliated company, Prudential Funding, LLC. We actively use our balance sheet capacity for financing activities on a secured basis through securities lending and repurchase transactions to earn additional spread income.

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

We believe that cash flows from operating and investing activities of our insurance, annuity and guaranteed products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of March 31, 2003 and December 31, 2002 we had cash and short-term investments of approximately $768.9 million and $650.5 million, respectively, and fixed maturity investments classified as "available for sale" with fair values of $5.408 billion and $5.158 billion at those dates, respectively.

Financing Activities

Our financing principally consists of an affiliated revolving line of credit with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, and asset-based or secured forms of financing. Our total capacity to borrow is $800 million, which includes both the asset-based financing and borrowings from Prudential Funding, LLC. There was no outstanding debt relating to the Prudential Funding LLC credit facility as of March 31, 2003 or December 31, 2002. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance portfolios of liquid securities and earn additional spread income.


                                                      March 31, December 31,
                                                         2003        2002
                                                        ------      ------
       Borrowings:                                         (in millions)
             General obligations                        $   -       $   -
             Total asset-based financing                  652         626
                                                        -----       -----
                   Total borrowings and asset-based
                      financings                        $ 652       $ 626
                                                        =====       =====

Item 3. Quantitative and Qualitative Disclosures About Market Risk

             Risk Management, Market Risk and Derivative Instruments

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment activities supporting all of our products and services generate market risks. There have been no material changes in our market risk exposures from December 31, 2002, a description of which may be found in our December 31, 2002, Annual Report on Form 10-K, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," filed with the SEC.

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

                                     PART II

Item 2. Changes in Securities and Use of Proceeds.

(d) Information required by Item 701(f) of Regulation S-K:

         (1) The Company offers a market value adjustment option as a companion product to several of its variable annuities. Specifically, the Company offers such an option along with the following: (a) the Discovery Preferred variable annuity, in a Form S-3 registration statement that was first declared effective on November 22, 1995 (file no. 33-61125) (b) the Discovery Select variable annuity, in a Form S-3 registration statement that was first declared effective on September 12, 1996 (file no. 33-61143) (c) the Strategic Partners Select variable annuity, in a Form S-3 registration statement that was first declared effective on April 23, 2001 (file no. 33-61143) (d) the Strategic Partners Annuity One 3 variable annuity, in a Form S-3 registration statement that was first declared effective on April 25, 2003 (333-103474), and (e) the Strategic Partners FlexElite variable annuity, in a Form S-3 registration statement that was first declared effective on April 25, 2003 (file no. 333-103474).

                          The Company also offers a market value adjustment
                  annuity as a stand-alone product. The Strategic Partners Horizon market value adjustment annuity was first registered with the SEC on a Form S-1 (file no 333-89530), which the SEC declared effective on October 4, 2002. In 2003, the Company received an "investment grade" rating of this product from a nationally recognized statistical rating organization, which allowed it to refile the registration statement on Form S-3 (file no. 333-104036). The SEC declared the Form S-3 registration statement effective on May 1, 2003. (In the past, the Company offered a stand-alone market value adjusted annuity called Future Value Annuity, file no. 33-37587).

         (2) Offering commenced immediately upon effectiveness of the registration statement.

         (3)      Not applicable.

         (4)      (i)    The offering has not been terminated.

                  (ii) The managing underwriter of the offering is Prudential Investment Management Services LLC.

                  (iii) Market-Value Adjustment Annuity Contracts (also known as modified guaranteed annuity contracts).

                  (iv)   Securities registered and sold for the account of the
                         Company:

                         Amount registered*:                                          $500,000,000
                         Aggregate price of the offering amount registered:           $500,000,000
                         Amount sold*:                                                $399,603,247
                         Aggregate offering price of amount sold to date:             $399,603,247

                         * Securities not issued in predetermined units
                         No securities have been registered for the account of any selling security holder.

                  (v) Expenses associated with the issuance of the securities:

                         Underwriting discounts and commissions**                     $ 12,101,019
                         Other expenses**                                             $ 24,768,327
                                                                                      ------------
                                 Total                                                $ 36,869,346
                         ** Amounts are estimated and are paid to affiliated parties.

                  (vi)   Net offering proceeds:                     $362,733,901

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

         4(a) Modified Guaranteed Annuity Contract is incorporated by reference to the Company's Registration Statement on Form S-1 as filed November 2, 1990, Registration No. 33-37587.

         4(b) Market-Value Adjustment Annuity Contract (Discovery Preferred Select variable annuity) is incorporated by reference to Form N-4, Registration No. 33-61125, filed July 19, 1995, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

         4(c) Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Form N-4, Registration No. 333-06701, filed June 24, 1996, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

         4(d) Market-Value Adjustment Contract (Strategic Partners Select variable annuity) is incorporated by reference to Form N-4, Registration No. 333-52754, filed December 26, 2000, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

         4(e) Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Company's registration statement on Form S-1, Registration No. 333-89530, filed September 27, 2002.

         4(f) Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity One 3 variable annuity) is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 333-103474, filed February 27, 2003.

         4(g) Market-Value Adjustment Annuity Contract (Strategic Partners FlexElite variable annuity) is incorporated by reference to Post-Effective Amendment No. 1 to Form N-4, Registration No. 333-75702, filed February 14, 2003, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.



        (b) Reports on Form 8K

                  Form 8-K, Commission file number 33-37587, filed on March 24, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                   By: Andrew J. Mako
                                       --------------
                                       Andrew J. Mako
                                       President




Signature                          Title                            Date
---------                          -----                            ----

Andrew J. Mako                     President                        May 14, 2003
--------------                       (Authorized Signatory)
Andrew J. Mako


William J. Eckert, IV              Vice President and               May 14, 2003
---------------------              Chief Accounting Officer
William J. Eckert, IV                (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Andrew J. Mako certify that:

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


Date: May 14, 2003

                                 Andrew J. Mako
                                 --------------
                                 Andrew J. Mako
                                   Chief Executive Officer

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


Date: May 14, 2003.

                              William J. Eckert
                              ---------------------
                              William J. Eckert, IV

                             Chief Financial Officer