Form 10-Q
period 2003-06-30
PRUCO LIFE INSURANCE CO
filed 2003-08-14
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                 213 Washington Street, Newark, New Jersey 07102
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (973) 802-3274
              -----------------------------------------------------
              (Registrant's Telephone Number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: NONE Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 2003. Common stock, par value of $10 per share: 250,000 shares outstanding

              Pruco Life Insurance Company meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                          PRUCO LIFE INSURANCE COMPANY
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
Cover Page

Index                                                                          2

                         PART I - Financial Information

Item 1.  (Unaudited) Financial Statements

             Consolidated Statements of Financial Position
             As of June 30, 2003 and December 31, 2002                         3

             Consolidated Statements of Operations and Comprehensive Income
             Three and Six months ended June 30, 2003 and 2002                 4

             Consolidated Statements of Stockholder's Equity
             Periods ended June 30, 2003 and December 31, 2002 and 2001        5

             Consolidated Statements of Cash Flows
             Six months ended June 30, 2003 and 2002                           6

             Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10

Item 4.  Controls and Procedures                                              19

                           PART II - Other Information

Item 1.  Legal proceedings                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    22

Forward-Looking Statement Disclosure
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets, interest rate fluctuations and the continuing negative impact of the current economic environment; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; reestimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Financial Position (Unaudited)
As of June 30, 2003 and December 31, 2002 (in thousands)
--------------------------------------------------------------------------------

                                                                              June 30,      December 31,
                                                                               2003             2002
                                                                           -------------    -------------
ASSETS
Fixed maturities available for sale, at fair value
  (amortized cost, 2003: $5,354,325; 2002: $4,921,691)                     $   5,694,471    $   5,158,106
Policy loans                                                                     865,163          879,506
Short-term investments                                                           170,422          214,342
Other long-term investments                                                      101,029           91,021
                                                                           -------------    -------------
     Total investments                                                         6,831,085        6,342,975
Cash and cash equivalents                                                        489,414          436,182
Deferred policy acquisition costs                                              1,210,526        1,152,997
Accrued investment income                                                         90,448           86,125
Reinsurance recoverable                                                          410,325          393,171
Receivables from Parent and affiliates                                            34,093           61,099
Other assets                                                                      56,436           41,581
Separate account assets                                                       13,817,611       12,696,758
                                                                           -------------    -------------
TOTAL ASSETS                                                               $  22,939,938    $  21,210,888
                                                                           =============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                            $   5,348,543    $   4,855,761
Future policy benefits and other policyholder liabilities                        985,090          934,546
Cash collateral for loaned securities                                            295,193          225,518
Securities sold under agreement to repurchase                                    208,673          400,507
Income taxes payable                                                             339,558          245,252
Other liabilities                                                                143,845          130,411
Separate account liabilities                                                  13,817,611       12,696,758
                                                                           -------------    -------------
Total liabilities                                                             21,138,513       19,488,753
                                                                           -------------    -------------

Contingencies (See Footnote 2)

Stockholder's Equity
Common stock, $10 par value; 1,000,000 shares, authorized;
  250,000 shares, issued and outstanding                                           2,500            2,500
Paid-in-capital                                                                  467,072          466,748
Deferred compensation                                                             (1,179)               -
Retained earnings                                                              1,201,650        1,161,136
Accumulated other comprehensive income                                           131,382           91,751
                                                                           -------------    -------------
Total stockholder's equity                                                     1,801,425        1,722,135
                                                                           -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $  22,939,938    $  21,210,888
                                                                           =============    =============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three and Six Months Ended June 30, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                                 Three months ended               Six months ended
                                                       June 30,                       June 30,

                                                 2003           2002            2003            2002
                                             ------------   ------------    ------------    ------------
REVENUES

Premiums                                     $     41,449   $     22,968    $     82,698    $     41,266
Policy charges and fee income                     139,768        131,715         276,012         258,748
Net investment income                              84,195         82,325         168,748         163,796
Realized investment gains (losses), net             5,407        (26,080)         (4,252)        (32,306)
Asset management fees                               3,348          2,880           6,252           5,132
Other income                                        1,683          6,425           3,892           7,633
                                             ------------   ------------    ------------    ------------

Total revenues                                    275,850        220,233         533,350         444,269
                                             ------------   ------------    ------------    ------------

BENEFITS AND EXPENSES

Policyholders' benefits                            84,463         59,116         170,924         116,929
Interest credited to policyholders'
  account balances                                 56,587         49,486         108,089          96,672
General, administrative and other
  expenses                                        106,522        137,221         202,903         231,577
                                             ------------   ------------    ------------    ------------

Total benefits and expenses                       247,572        245,823         481,916         445,178
                                             ------------   ------------    ------------    ------------

Income (loss) from operations before
  income taxes                                     28,278        (25,590)         51,434            (909)
                                             ------------   ------------    ------------    ------------

Income tax expense (benefit)                        6,473         (8,326)         10,917          (3,116)
                                             ------------   ------------    ------------    ------------

NET INCOME (LOSS)                                  21,805        (17,264)         40,517           2,207
                                             ------------   ------------    ------------    ------------

Other comprehensive income, net of tax             28,549         31,147          39,631          12,006
                                             ------------   ------------    ------------    ------------

TOTAL COMPREHENSIVE INCOME                   $     50,354   $     13,883    $     80,148    $     14,213
                                             ============   ============    ============    ============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Statements of Stockholder's Equity (Unaudited)
Periods Ended June 30, 2003 and December 31, 2002 and 2001 (in thousands)
--------------------------------------------------------------------------------

                                                                                                        Accumulated
                                                                                                          other          Total
                                            Common          Paid-in-      Retained       Deferred      comprehensive  stockholder's
                                             stock          capital       earnings     Compensation       income         equity
                                         -------------   -------------  -------------  -------------   -------------  -------------
Balance, January 1, 2001                 $       2,500   $     466,748  $   1,361,924              -   $       1,410  $   1,832,582

Net income                                           -               -         67,582              -               -         67,582

Policy credits issued to eligible
  policyholders                                      -               -       (128,025)             -               -       (128,025)

Dividends to Parent                                  -               -       (153,816)             -               -       (153,816)

Change in foreign currency
  translation adjustments, net of taxes              -               -              -              -           3,168          3,168

Change in net unrealized investment
  gains, net of reclassification
  adjustment and taxes                               -               -              -              -          29,988         29,988
                                         -------------   -------------  -------------  -------------   -------------  -------------
Balance, December 31, 2001                       2,500         466,748      1,147,665              -          34,566      1,651,479

Net income                                           -               -         13,498              -               -         13,498

Adjustments to policy credits
  issued to eligible policyholders                   -               -            (27)             -               -            (27)

Change in foreign currency
  translation adjustments, net of                    -               -              -              -             149            149
taxes

Change in net unrealized investment
  gains, net of reclassification
  adjustment and taxes                               -               -              -              -          57,036         57,036
                                         -------------   -------------  -------------  -------------   -------------  -------------
Balance, December 31, 2002                       2,500         466,748      1,161,136              -          91,751      1,722,135

Net income                                           -               -         40,517              -               -         40,517

Adjustments to policy credits
  issued to eligible policyholders                   -               -             (3)             -               -             (3)

Stock-based compensation                             -             324              -              -               -            324

Deferred compensation program                        -               -              -         (1,179)              -         (1,179)

Change in net unrealized investment
  gains, net of reclassification
  adjustment and taxes                               -               -              -               -         39,631         39,631
                                         -------------   -------------  -------------  -------------   -------------  -------------
Balance, June 30, 2003                   $       2,500   $     467,072  $   1,201,650  $      (1,179)  $     131,382  $   1,801,425
                                         =============   =============  =============  =============   =============  =============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended June 30, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                                                    2003              2002
                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $       40,517    $        2,207
Adjustments to reconcile net income to net cash from
  (used in) operating activities:
     Policy charges and fee income                                    (50,549)          (34,645)
     Interest credited to policyholders' account balances             108,089            96,672
     Realized investment losses, net                                    4,252            32,306
     Amortization and other non-cash items                            (37,573)           (5,284)
     Change in:
         Future policy benefits and other policyholders'
           liabilities                                                 50,544            43,463
         Accrued investment income                                     (4,323)           (3,527)
         Receivables from Parent and affiliates                        27,006           (11,980)
         Policy loans                                                  14,343            (4,475)
         Deferred policy acquisition costs                            (57,529)          (50,199)
         Income taxes payable/receivable                               94,306             7,430
         Other, net                                                   (18,575)          (54,661)
                                                               --------------    --------------
Cash Flows From Operating Activities                                  170,508            17,307
                                                               --------------    --------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities available for sale                        1,311,519           932,838
     Payments for the purchase of:
         Fixed maturities available for sale                       (1,759,650)       (1,332,737)
     Cash collateral for loaned securities, net                        69,675            30,256
     Securities sold under agreement to repurchase, net              (191,834)          187,340
     Other long-term investments, net                                 (12,900)          (11,183)
     Short-term investments, net                                       43,919            90,536
                                                               --------------    --------------
Cash Flows Used in Investing Activities                              (539,271)         (102,950)
                                                               --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
        Deposits                                                      986,172           936,679
        Withdrawals                                                  (563,319)         (584,106)
     Deferred compensation                                             (1,179)                -
     Stock- based compensation                                            324                 -
     Cash payments to eligible policyholders                               (3)         (115,979)
                                                               --------------    --------------
Cash Flows From Financing Activities                                  421,995           236,594
                                                               --------------    --------------

     Net increase in Cash and cash equivalents                         53,232           150,951
     Cash and cash equivalents, beginning of year                     436,182           374,185
                                                               --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $      489,414    $      525,136
                                                               ==============    ==============

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-K of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company ("the Company") for the interim periods presented. The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), which in turn is a wholly owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the current year presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Litigation
The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. Beginning in 2003, general and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial.

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

Corporate Owned Life Insurance
The Company has sold four Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance. The cash surrender value included in Separate accounts was $947.6 million and $835.6 million at June 30, 2003 and December 31, 2002, respectively. Fees related to the COLI policies were $5.9 million and $4.4 million for the periods ended June 30, 2003 and 2002, respectively.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Reinsurance with Affiliates
The Company currently has four reinsurance agreements in place with Prudential Insurance and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The effect these agreements had on net income for the periods ended June 30, 2003 or 2002 is reflected in the statement of operations. The fourth agreement is described below.

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

Premiums ceded for the periods ended June 30, 2003 and 2002 from the Taiwan coinsurance agreement were $37.7 million and $37.6 million, respectively. Benefits ceded for the periods ended June 30, 2003 and 2002 from the Taiwan coinsurance agreement were $6.9 million and $7.1 million, respectively.

Included in the reinsurance recoverable balances were affiliated reinsurance recoverables of $365.7 million and $362.0 million at June 30, 2003 and December 31, 2002, respectively. Of these affiliated amounts, the reinsurance recoverable related to the Taiwan coinsurance agreement was $337.7 million and $311.3 million at June 30, 2003 and December 31, 2002, respectively.

Debt Agreements
The Company has a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility cannot be more than $800 million. As of June 30, 2003 and December 31, 2002, there was $504 million and $626 million, respectively, of asset-based financing. There was no debt outstanding to Prudential Funding, LLC as of June 30, 2003 or December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of June 30, 2003, compared with December 31, 2002, and its consolidated results of operations for the three and six month periods ended June 30, 2003 and June 30, 2002. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2002.

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance, individual variable annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") primarily through Prudential Insurance's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated company on January 31, 2001, as described in the Notes to the Financial Statements. Beginning February 1, 2001, all of the premiums and benefits of the Taiwan branch are ceded to an affiliated company.

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

The Company's Changes in Financial Position and Results of Operations are described below.

1.       Analysis of Financial Condition

From December 31, 2002 to June 30, 2003 there was an increase of $1,729 million in total assets from $21,211 million to $22,940 million. The largest increase was in Separate account assets, which increased by $1,121 million primarily from market value appreciation as a result of recoveries in the equity markets in the current quarter and from positive net sales (sales less withdrawals). Fixed maturities increased by $536 million as a result of unrealized appreciation and from investing general account policyholder deposits and positive cash flows from insurance operations into fixed maturities. Deferred acquisition costs ("DAC") increased by $58 million, as capitalization of commissions from new sales exceeded the amortization of DAC.

During this six-month period, liabilities increased by $1,650 million from $19,489 million to $21,139 million. Corresponding with the asset change, Separate account liabilities increased by $1,121 million, as described above. Policyholder account balances increased by $493 million due primarily to positive net sales of annuity products with fixed rate options and life general account products. Income taxes payable, which is a net number comprised of payables and receivables, increased by $94 million as a result of income tax expense and a tax refund received from Prudential Financial. In accordance with the tax sharing agreement with Prudential Financial, the Company was reimbursed for operating losses utilized in the consolidated federal tax return. Future policy benefits increased by $51 million due to increased reserves for the transferred Taiwan business and increases to life reserves as a result of sales of term insurance. A lower level of securities lending activity decreased liabilities by $122 million.

2.       Results of Operations

June 2003 to June 2002 Three Month Comparison

Net Income
Consolidated net income of $21.8 million for the second quarter of 2003 was an improvement of $39.1 million from the loss of $17.3 million incurred in the second quarter of 2002. The second quarter of 2002 had realized investment losses of $26.1 million and a charge for additional DAC amortization of approximately $40 million, which did not recur in the current quarter. The current quarter continued to show increases in premiums and policy charges offset by increases to policyholder benefits and general and administrative expenses due to the growth of the business. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated revenues increased by $55.6 million, from $220.2 million to $275.8 million. Realized investment gains increased by $31.5 million mainly due to lower fixed maturity losses of $24.5 million and lower derivative losses of $7.0 million. The second quarter of 2002 had fixed maturity impairments and credit related losses of $16.7 million versus gains on sales of fixed maturities of $7.8 million in 2003.

Premiums increased by $18.5 million from higher term insurance sales and renewals of the Term Essential and Term Elite products of $13.4 million and higher premiums on term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance policies with us ("extended term insurance"). Extended term life insurance increased as a result of less favorable market performance in previous quarters, which caused an increase in lapses. Annuity premiums decreased by $ 1.7 million as a result of lower annuitizations.

Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $8.0 million. The increase was a result of a $13.3 million increase for individual life products offset by a $5.3 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. The in-force business (excluding term insurance) grew to $67.8 billion at June 30, 2003 from $61.7 billion at June 30, 2002 and $65.2 billion at December 31, 2002. In contrast, annuity fees are mainly asset-based fees, which are dependent on the fund balances. Fund balances are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity Separate account fund balances have declined as a result of unfavorable valuation changes in the securities market over the past several years. There was a positive market recovery in the current quarter, but annuity Separate account fund values are lower than the same period last year.

Other income decreased by $4.7 million as the prior year quarter contained a reinsurance expense allowance of approximately $5 million not repeated in the current quarter.

Net investment income increased by $1.9 million as a result of increased income from fixed maturities due to an increase in the portfolio size, partially offset by the effect of lower reinvestment rates on fixed maturities and short-term investments.

Benefits and Expenses
Policyholder benefits increased by $25.3 million primarily from increased reserve provisions for life insurance reserves and less favorable mortality experience. The change in reserves for life products increased $12.5 million from the prior year quarter primarily as a result of higher term and extended term insurance, as discussed in the premium section. The change in reserves for annuity products decreased by $2.6 million due to lower annuitizations, as is also described in the premium section. Life and annuity death benefits increased by $15.5 million primarily from a higher volume of death claims on variable life products and a slight increase in guaranteed minimum death benefits for annuity products.

Guaranteed minimum death benefit payments increased from $7.5 million in the second quarter of 2002 to $8.0 million in the second quarter of 2003. As of June 30, 2003, the death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $2.5 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs are based. AICPA Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." (the "SOP"), will require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances. The provisions of the SOP are effective for financial statements for fiscal years beginning after December 15, 2003, and, as such, we will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle with restatement of prior financial statements prohibited. We are currently evaluating the impact of the SOP.

Interest credited to policyholder account balances increased by $7.1 million due to growth in policyholder account balances, especially for the annuity products.

General, administrative, and other expenses decreased by $30.7 million from the prior year quarter. The primary reason was a decrease in DAC amortization of $42.5 million as the prior year quarter had a charge for additional DAC amortization of approximately $40 million to reflect our lower estimate of future gross profits on annuities based on asset value declines and expected equity market returns as of June 30, 2002. Partially offsetting this was an increase in allocated commission and general and administrative expenses, mainly due to increased new business and a growing in-force.

June 2003 to June 2002 Six Month Comparison

Net Income
Consolidated net income of $40.5 million for the six months of 2003 was an improvement of $38.3 million from the $2.2 million earned for the six months of 2002. The six months of 2002 had higher realized investment losses of $28.1 million and an additional charge for DAC amortization of approximately $40 million, which did not recur in the current year. The current year continued to show increases in premiums and policy charges offset by increases to policyholder benefits and general and administrative expenses as a result of growth of the business. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated revenues increased by $89.1 million, from $444.3 million to $533.4 million. Realized investment losses decreased by $28.1 million mainly due to lower fixed maturity losses of $23.4 million and lower derivative losses of $4.6 million. The prior year had fixed maturity losses of $23.7 million consisting of $5.4 million of impairments and $18.3 million of credit related losses. The current year has fixed maturity losses of $.4 million consisting of $12.2 million of impairments and $11.8 million of gains on sales.

Premiums increased by $41.4 million from higher term insurance sales and renewals of the Term Essential and Term Elite products of $27.2 million and higher premiums on term insurance we issued, under policy provisions, to customers who previously had lapsing variable life insurance policies with us ("extended term insurance").

Policy charges and fee income increased by $17.3 million. The increase was a result of a $28.8 million increase for individual life products offset partially by an $11.5 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business. In contrast, annuity fees are mainly asset-based fees, which are dependent on the fund balances. Annuity Separate account fund balances have declined as a result of unfavorable valuation changes in the securities market over the past several years resulting in a decrease in policy charges and fee income for annuity products.

Net investment income increased by $5.0 million as a result of increased income from fixed maturities due to an increase in the portfolio balance, partially offset by the effect of lower reinvestment rates on fixed maturities and short-term investments.

Other income decreased by $3.7 million as the prior year contained a reinsurance expense allowance recovery of approximately $5 million. This was offset partially by higher modal premium fees in the current year due to the increase in the in-force business.

Benefits and Expenses
Policyholder benefits increased by $54.0 million primarily from increased reserve provisions for life insurance reserves and less favorable mortality experience for life and annuity products. The change in reserves for life products increased $28.5 million from the prior year primarily as a result of higher term and extended term insurance, as discussed in the premium section. Life benefits increased by $16.5 million primarily from a higher volume of death claims on variable products of $12 million and increased surrenders of reduced paid up policies in the current year. Annuity death benefits increased by $9.4 million primarily as a result of an increase in guaranteed minimum death benefits. Guaranteed minimum death benefit payments increased from $13.6 million in 2002 to $20.0 million for 2003.

Interest credited to policyholder account balances increased by $11.4 million due to growth in policyholders' account balances, especially for the annuity products.

General, administrative, and other expenses decreased by $28.7 million from the prior year. The primary reason was a decrease in DAC amortization of $38.9 million as the prior year had an additional charge for DAC amortization of approximately $40 million for the annuity products, as described previously. Partially offsetting this was an increase in allocated commission and general and administrative expenses, mainly due to increased new business and a growing in-force.

General Account Investments

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $6,831.1 million at June 30, 2003, versus $6,343.0 million at December 31, 2002. A diversified portfolio of publicly traded bonds, private placements, and other long-term investments is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

                                                               As of June 30,                As of December 31,
                                                       -----------------------------    -----------------------------
                                                           2003         % of Total          2002         % of Total
                                                       -------------   -------------    -------------   -------------
                                                                              ($ in thousands)
Fixed maturities:
     Public, available for sale, at fair value         $   4,600,174            67.3%   $   3,977,441            62.7%
     Private, available for sale, at fair value            1,094,297            16.0%       1,180,665            18.6%
Policy loans, at outstanding balance                         865,163            12.7%         879,506            13.9%
Short-term investments                                       170,422             2.5%         214,342             3.4%
Other long-term investments (1)                              101,029             1.5%          91,021             1.4%
                                                       -------------   -------------    -------------   -------------
Total investments                                      $   6,831,085           100.0%   $   6,342,975           100.0%
                                                       =============   =============    =============   =============

----------
(1) Other long-term investments consist of investments in joint ventures and partnerships, our interest in separate account investments, mortgage loans, equity securities and other miscellaneous investments.

The asset management strategy for the portfolio is in accordance with an investment policy statement developed and coordinated within the Company by the Asset Liability and Risk Management Group, agreed to by senior management, and approved by the Board of Directors. In managing the investment portfolio, the long-term objective is to generate favorable investment results through asset-liability management, strategic and tactical asset allocation and asset manager selection. Asset management strategies take into account the need to match asset structure to product liabilities, considering the underlying income and return characteristics of investment alternatives and seeking to closely approximate the interest rate sensitivity of the asset portfolio with the estimated interest rate sensitivity of the product liabilities. Asset management strategies also include broad diversification across asset classes, issuers and sectors; effective utilization of capital while maintaining liquidity believed to be adequate to satisfy cash flow requirements; and achievement of competitive performance. The major categories of invested assets, the quality of the portfolio, and recent activities to manage the portfolio are discussed below.

As of June 30, 2003, our investment portfolio consisted primarily of $5,694.5 million of fixed maturity securities (83% of the total portfolio at June 30, 2003 versus 81% at December 31, 2002), and $1,136.6 million of other investments (17% of the total portfolio at June 30, 2003 versus 19% at December 31, 2002). The other investments were comprised of other long-term investments, policy loans and short-term investments.

Investment Results

The following table sets forth the income yield and investment income, excluding realized investment losses, net for each major asset category of the Company for the periods indicated.

                                                For the three months ended June 30,
                                           ----------------------------------------------
                                                   2003                     2002
                                           ---------------------    --------------------
                                             Yield       Amount       Yield       Amount
                                           --------     --------    --------     --------
                                                         ($ in thousands)
Fixed maturities                               5.49%    $ 71,528        6.57%    $ 68,234
Policy loans                                   5.27       11,374        5.46       11,916
Short-term investments                         1.77        2,270        3.01        3,170
Other long-term investments                    9.11        2,180        7.33        1,823
                                           --------     --------    --------     --------
Investment income before investment
  expenses                                     5.43       87,352        6.26       85,143
Investment expenses                           (0.10)      (3,157)      (0.09)      (2,818)
                                           --------     --------    --------     --------
Total after investment expenses                5.33%    $ 84,195        6.17%    $ 82,325
                                           ========     ========    ========     ========

----------
(1) Yields are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for prior year are presented on a basis consistent with our current reporting practices.

The overall income yield on our invested assets after investment expenses, excluding realized investment losses, net was 5.33% and 6.17% for the second quarter of 2003 and 2002, respectively. The change in yield between periods is primarily attributable to reinvestment in a declining interest rate environment.

                                                  For the six months ended June 30,
                                           ----------------------------------------------
                                                   2003                     2002
                                           ---------------------    ---------------------
                                             Yield       Amount       Yield       Amount
                                           --------    ---------    --------    ---------
                                                          ($ in thousands)
Fixed maturities                               5.68%   $ 143,870        6.71%   $ 135,369
Policy loans                                   5.34       22,992        5.41       23,409
Short-term investments                         2.08        4,628        3.04        6,460
Other long-term investments                    8.52        3,956        7.90        3,856
                                           --------    ---------    --------    ---------
Investment income before investment
  expenses                                    5.613      175,446        6.35      169,094
Investment expenses                           (0.11)      (6,698)      (0.10)      (5,298)
                                           --------    ---------    --------    ---------
Total after investment expenses                5.50%   $ 168,748        6.25%   $ 163,796
                                           ========    =========    ========    =========

----------
(2) Yields are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for prior year are presented on a basis consistent with our current reporting practices.

The overall income yield on our invested assets after investment expenses, excluding realized investment losses, net was 5.50% and 6.25% for the first six months of 2003 and 2002, respectively. The change in yield between periods is primarily due to reinvestment activities in a declining interest rate environment.

Continuation of the low interest rate environment will result in our reinvestment of maturing securities at lower rates and would reduce the yield we are able to earn on our investments, which support our obligations for certain products, including fixed annuities and guaranteed investment contracts. On products with crediting rates that do not fully reflect changes in yields currently available in fixed income markets, this reduction in yield would also have a corresponding impact on the "spread," the difference between the yield on our investments and the amounts that we are required to pay our customers related to these products, which would have a negative impact on our future profitability.

Fixed Maturity Securities

Investment Mix
We manage our public portfolio to a risk profile directed by the Asset Liability and Risk Management Group, consistent with the investment policy statement agreed to by senior management and approved by the Board of Directors. We seek to employ relative value analysis both in credit selection and in purchasing and selling securities. To the extent that we actively purchase and sell securities as part of credit selection and portfolio rebalancing, the total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

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

The Company has classified all private placements and publicly traded securities as available for sale. "Available for sale" securities are carried in the Consolidated Statement of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. At June 30, 2003 the fixed maturities portfolio totaled $5,694.5 million, an increase of $536.4 million compared to December 31, 2002.

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of June 30, 2003, we held approximately 83% of assets in fixed maturity securities (versus 81% as of December 31, 2002) with a total amortized cost of $5,354.3 million and an estimated fair value of $5,694.5 million, compared to an amortized cost of $4,921.7 million and estimated fair value of $5,158.1 million as of December 31, 2002. Our investments in public fixed maturities as of June 30, 2003 were $4,325.5 million at amortized cost and $4,600.2 million at estimated fair value compared to $3,793.0 million at amortized cost and $3,977.4 million at estimated fair value as of December 31, 2002. Our investments in private fixed maturities as of June 30, 2003 were $1,028.9 million at amortized cost and $1,094.3 million at estimated fair value compared to $1,128.7 million at amortized cost and $1,180.7 million at estimated fair value as of December 31, 2002.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

                   -------------------------------------------------------------------------------------------------------------
                                    As of June 30, 2003                                    As of December 31, 2002
                   -----------------------------------------------------   ----------------------------------------------------
                                    Gross        Gross                                      Gross        Gross
                    Amortized    Unrealized    Unrealized                   Amortized    Unrealized    Unrealized
(1)                   Cost          Gains        Losses      Fair Value       Cost          Gains        Losses      Fair Value
                   -------------------------------------------------------- ----------------------------------------------------
                                                                    (in thousands)
Industry
U.S. Government    $   314,526   $     8,890   $        63   $   323,353   $   600,385   $    11,906   $         1   $   612,290
Manufacturing        1,160,007        80,900         1,681     1,239,226     1,029,622        59,334         4,476     1,084,480
Utilities              565,345        48,948         1,766       612,527       509,444        29,199         6,128       532,515
Finance              1,066,140        78,296           244     1,144,192       705,019        52,722           724       757,017
Services               605,931        40,601           584       645,948       538,604        25,344         2,827       561,121
Mortgage Backed         94,910         2,630            25        97,515       120,425         3,242            14       123,653
Foreign
Government              49,179         6,387            26        55,540        45,981         4,707            44        50,644
Retail and
Wholesale              296,412        21,505           413       317,504       279,750        20,093           477       299,366
Asset-Backed
Securities             723,095        18,520         1,100       740,515       642,771        14,667         2,096       655,342
Transportation         209,550        16,294             0       225,844       218,649        12,303           390       230,562
Energy                 261,431        22,494           230       283,695       218,269        19,224            35       237,458
Other                    7,799           814             1         8,612        12,772           886             -        13,658
                   -----------   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total              $ 5,354,325   $   346,279   $     6,133   $ 5,694,471   $ 4,921,691   $   253,627   $    17,212   $ 5,158,106
                   ===========   ===========   ===========   ===========   ===========   ===========   ===========   ===========

----------
(1) Investment data for 2003 has been classified based on industry accepted Lehman categorizations for public holdings and similar classifications by industry for all other holdings. Prior year data has been reclassified to conform to current year presentation. This table includes redeemable preferred stock.

As a percentage of amortized cost, fixed maturity investments as of June 30, 2003 consist primarily of the following sectors: 22% manufacturing, 20% finance, 14% asset-backed securities, 11% services and 11% utilities compared to 21% manufacturing, 14% finance, 13% asset-backed securities, 12% U.S. Government, and 11% services as of December 31, 2002. Nearly 94% of the mortgage-backed securities were publicly traded agency pass-through securities. Collateralized mortgage obligations represented less than 6% of total mortgage-backed securities.

The gross unrealized losses related to our fixed maturity portfolio were $6.1 million as of June 30, 2003 compared to $17.2 million as of December 31, 2002. The gross unrealized losses as of June 30, 2003 were concentrated primarily in the utilities, manufacturing and asset-backed securities sectors while gross unrealized losses as of December 31, 2002 were concentrated in the utilities, manufacturing, and services sectors. Non-investment grade securities represented 55% of the gross unrealized losses as of June 30, 2003 versus 65% of gross unrealized losses as of December 31, 2002.

Fixed Maturity Securities Credit Quality

The Securities Valuation Office (SVO) of the NAIC evaluates the investments of insurers for regulatory reporting purposes and assigns fixed maturity securities to one of six categories called "NAIC Designations." NAIC designations of "1" or "2" include fixed maturities considered investment grade, which include securities rated Baa3 or higher by Moody's or BBB- or higher by S&P. NAIC Designations of "3" through "6" are referred to as below investment grade, which include securities rated Ba1 or lower by Moody's and BB+ or lower by S&P. As a result of time lags between the funding of investments, finalization of legal documents, and completion of the SVO filing process, the fixed maturity portfolio generally includes securities that have not yet been rated by the SVO as of each balance sheet date. Pending receipt of SVO ratings, the categorization of these securities by NAIC designation is based on the expected ratings indicated by internal analysis.

The amortized cost of our public and private below-investment grade fixed maturities totaled $498.0 million, or 9%, of the total fixed maturities as of June 30, 2003, compared to $526.8 million, or 11%, of total fixed maturities as of December 31, 2002.

Public Fixed Maturities - Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating as of the dates indicated.

                            -----------------------------------------------------------------------------------------------------
                                            As of June 30, 2003                                 As of December 31, 2002
                            -------------------------------------------------   -------------------------------------------------
                                           Gross        Gross                                  Gross        Gross
                            Amortized    Unrealized   Unrealized                Amortized    Unrealized   Unrealized
                               Cost         Gains       Losses     Fair Value      Cost         Gains       Losses     Fair Value
                            -----------------------------------------------------------------------------------------------------
                                                                       ($ in thousands)
NAIC        Rating Agency
Designation   Equivalent
----------- --------------
    1       Aaa, Aa, A      $2,460,300   $  149,323   $      767   $2,608,856   $2,377,674   $  116,244   $      438   $2,493,480
    2       Baa              1,568,501      107,829          942    1,675,388    1,152,329       71,903        4,152    1,220,080
    3       Ba                 164,025       10,497          940      173,582      162,210        5,224        2,201      165,233
    4       B                  106,651        7,427          705      113,373       75,167        2,381        2,987       74,561
    5       C and lower         10,172        2,862           96       12,938       10,391          412        2,057        8,746
    6       In or near
              default           15,814        1,014          791       16,037       15,195          481          335       15,341
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Public Fixed Maturities     $4,325,463   $  278,952   $    4,241   $4,600,174   $3,792,966   $  196,645   $   12,170   $3,977,441
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) Includes, as of June 30, 2003 and December 31, 2002, respectively, 34 securities with amortized cost of $47 million (fair value, $52 million) and 6 securities with amortized cost of $3 million (fair value, $3 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities - Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating as of the dates indicated.

                              -------------------------------------------------   -------------------------------------------------
                                              As of June 30, 2003                                 As of December 31, 2002
                              -------------------------------------------------   -------------------------------------------------
                                             Gross        Gross                                  Gross        Gross
                               Amortized   Unrealized   Unrealized                Amortized    Unrealized   Unrealized
                                 Cost         Gains       Losses     Fair Value      Cost         Gains       Losses     Fair Value
                              -----------------------------------------------------------------------------------------------------
                                                                     ($ in thousands)
NAIC         Rating Agency
Designation    Equivalent
-----------  -------------
    1        Aaa, Aa, A       $  363,038   $   17,594   $      686   $  379,946   $  338,539   $   12,348   $    1,351   $  349,536
    2        Baa                 464,502       34,501          365      498,638      526,384       34,430           45      560,769
    3        Ba                  132,703       13,023          115      145,611      212,917        9,197        3,089      219,025
    4        B                     5,538          549            0        6,087        9,637            -          196        9,441
    5        C and lower          34,235        1,505           11       35,729       39,616        1,007          253       40,370
    6        In or near
               default            28,846          155          715       28,286        1,632            -          108        1,524
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Private Fixed Maturities      $1,028,862   $   67,327   $    1,892   $1,094,297   $1,128,725   $   56,982   $    5,042   $1,180,665
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) Includes, as of June 30, 2003 and December 31, 2002, respectively, 23 securities with amortized cost of $105 million (fair value, $108 million) and 10 securities with amortized cost of $21 million (fair value, $22 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

                                      -------------------------------------------------
                                        As of June 30, 2003     As of December 31, 2002
                                      -----------------------   -----------------------
                                                     Gross                      Gross
                                      Amortized    Unrealized   Amortized    Unrealized
                                         Cost        Losses        Cost         Losses
                                      ----------   ----------   ----------   ----------
                                                      ($ in thousands)
Less than six months                  $       76   $       27   $    9,605   $    3,488
Greater than six months but less
  than nine months                             7            3          982          424
Greater than nine months                       -            -            -            -
                                      ----------   ----------   ----------   ----------
Total                                 $       83   $       30   $   10,587   $    3,912
                                      ==========   ==========   ==========   ==========

Gross unrealized losses of fixed maturity securities where estimated fair value has been 20% or more below amortized cost were $.03 million as of June 30, 2003, compared to $3.9 million as of December 31, 2002. The gross unrealized losses at June 30, 2003 were primarily concentrated in the finance, retail and wholesale, and utilities sectors while the gross unrealized losses at December 31, 2002 were concentrated in the utilities, manufacturing, and transportation sectors.

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

Impairments of fixed maturity securities totaled $12.2 million for the first six months of 2003 and $5.4 million for the first six months of 2002.

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

We believe that cash flows from operating and investing activities of our insurance, annuity and guaranteed products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of June 30, 2003 and December 31, 2002 we had cash and short-term investments of approximately $659.8 million and $650.5 million, respectively, and fixed maturity investments classified as "available for sale" with fair values of $5.694 billion and $5.158 billion at those dates, respectively.

Financing Activities

Our financing principally consists of an affiliated revolving line of credit with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, and asset-based or secured forms of financing. Our total capacity to borrow is $800 million, which includes both the asset-based financing and borrowings from Prudential Funding, LLC. There was no outstanding debt relating to the Prudential Funding LLC credit facility as of June 30, 2003 or December 31, 2002. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance portfolios of liquid securities and earn additional spread income.

                                                            June 30,      December 31,
                                                              2003            2002
                                                          ------------   --------------
                                                                 (in millions)
        Borrowings:
        General obligations                               $        -     $           -
        Total asset-based financing                              504               626
                                                          ----------     -------------
        Total borrowings and asset-based financings       $      504     $         626
                                                          ==========     =============

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

         4(e) Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 333-104036, filed March 26, 2003.

         4(f) Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity One variable annuity) is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 333-103474, filed April 23, 2003.

         4(g) Market-Value Adjustment Annuity Contract (Strategic Partners FlexElite variable annuity) is incorporated by reference to Post-Effective Amendment No. 2 to Form N-4, Registration No. 333-75702, filed April 23, 2003, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

         31.1     Section 302 Certification of the Chief Executive Officer

         31.2     Section 302 Certification of the Chief Financial Officer

         32.1     Section 906 Certification of the Chief Executive Officer

         32.2     Section 906 Certification of the Chief Financial Officer

         (b)      Reports on Form 8-K
                  Current Report on Form 8-K, May 14, 2003, attaching (i) and
                  (ii) the certifications of Chief Executive Officer and Chief Financial Officer, required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                By:    /s/ Andrew J. Mako
                                     ------------------------
                                     Andrew J. Mako
                                        President

Signature                        Title                               Date
---------                        -----                              ------

  /s/ Andrew J. Mako           President                         August 14, 2003
-----------------------------    (Authorized Signatory)
Andrew J. Mako

  /s/ William J. Eckert, IV    Vice President and                August 14, 2003
-----------------------------  Chief Financial Officer
William J. Eckert, IV            (Principal Accounting Officer)