Form 10-Q
period 2003-09-30
PRUCO LIFE INSURANCE CO
filed 2003-11-14
CIK 777917

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

                For the quarterly period ended September 30, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                         Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)


                Arizona                                 22-1944557
-------------------------------------       ------------------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 14, 2003. Common stock, par value of $10 per share:
250,000 shares outstanding

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

                         PART I - Financial Information
                         ------------------------------

Item 1. (Unaudited) Financial Statements

        Consolidated Statements of Financial Position
        As of September 30, 2003 and December 31, 2002                      3

        Consolidated Statements of Operations and Comprehensive Income
        Three and Nine months ended September 30, 2003 and 2002             4

        Consolidated Statements of Stockholder's Equity
        Periods ended September 30, 2003 and December 31, 2002 and 2001     5

        Consolidated Statements of Cash Flows
        Nine months ended September 30, 2003 and 2002                       6

        Notes to Consolidated Financial Statements                          7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          11

Item 4. Controls and Procedures                                            21

                          PART II - Other Information
                          ---------------------------

Item 1. Legal Proceedings                                                  22

Item 5. Other Information                                                  22

Item 6. Exhibits and Reports on Form 8-K                                   22

Signatures                                                                 24


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

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Financial Position (Unaudited)
As of September 30, 2003 and December 31, 2002 (in thousands)
--------------------------------------------------------------------------------

                                                                               September 30,      December 31,
                                                                                    2003             2002
                                                                               -------------      ------------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2003: $5,608,017; 2002: $4,921,691)          $ 5,909,870       $ 5,158,106
Policy loans                                                                        851,822           879,506
Short-term investments                                                              181,014           214,342
Other long-term investments                                                          96,571            91,021
                                                                                -----------       -----------
     Total investments                                                            7,039,277         6,342,975
Cash and cash equivalents                                                           241,549           436,182
Deferred policy acquisition costs                                                 1,279,866         1,152,997
Accrued investment income                                                            99,569            86,125
Reinsurance recoverable                                                             470,793           393,171
Receivables from Parent and affiliates                                               50,263            61,099
Other assets                                                                         87,735            41,581
Separate account assets                                                          14,378,264        12,696,758
                                                                                -----------       -----------
TOTAL ASSETS                                                                    $23,647,316       $21,210,888
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                                  $5,417,933        $4,855,761
Future policy benefits and other policyholder liabilities                         1,028,028           934,546
Cash collateral for loaned securities                                               311,992           225,518
Securities sold under agreement to repurchase                                       214,848           400,507
Income taxes payable                                                                340,366           245,252
Other liabilities                                                                   149,798           130,411
Separate account liabilities                                                     14,378,264        12,696,758
                                                                                -----------       -----------
Total liabilities                                                                21,841,229        19,488,753
                                                                                -----------       -----------

Contingencies (See Footnote 2)

Stockholder's Equity
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                        2,500             2,500
Paid-in-capital                                                                     467,080           466,748
Deferred compensation                                                                 (907)                 -
Retained earnings                                                                 1,220,820         1,161,136
Accumulated other comprehensive income                                              116,594            91,751
                                                                                -----------       -----------
Total stockholder's equity                                                        1,806,087         1,722,135
                                                                                -----------       -----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                       $23,647,316       $21,210,888
                                                                                ===========       ===========


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three and Nine Months Ended September 30, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                              Three months ended                   Nine months ended
                                                  September 30,                        September 30,

                                               2003              2002            2003              2002
                                           ------------     -------------    -------------     -------------
REVENUES

Premiums                                    $ 38,410          $ 35,313         $121,108          $ 76,579
Policy charges and fee income                144,088           128,310          420,100           387,058
Net investment income                         86,302            85,488          255,050           249,284
Realized investment gains (losses), net        1,093           (22,788)          (3,159)          (55,094)
Asset management fees                          3,425             2,981            9,677             8,113
Other income                                   1,883             2,095            5,775             9,728
                                            --------          --------         --------          --------

Total revenues                               275,201           231,399          808,551           675,668
                                            --------          --------         --------          --------

BENEFITS AND EXPENSES

Policyholders' benefits                       75,019            60,268          245,943           177,197
Interest credited to policyholders'
 account balances                             58,555            53,783          166,644           150,455
General, administrative and other
  expenses                                   112,629           181,072          315,532           412,649
                                            --------          --------         --------          --------

Total benefits and expenses                  246,203           295,123          728,119           740,301
                                            --------          --------         --------          --------

Income (loss) from operations before
income taxes                                  28,998           (63,724)          80,432           (64,633)
                                            --------          --------         --------          --------

Income tax expense (benefit)                   9,827           (35,170)          20,744           (38,286)
                                            --------          --------         --------          --------

NET INCOME (LOSS)                             19,171           (28,554)          59,688           (26,347)
                                            --------          --------         --------          --------

Other comprehensive (loss) income, net
  of tax                                     (14,788)           32,323           24,843            44,329
                                            --------          --------         --------          --------

TOTAL COMPREHENSIVE (LOSS) INCOME            $ 4,383          $  3,769         $ 84,531          $ 17,982
                                            ========          ========         ========          ========




                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Statements of Stockholder's Equity (Unaudited)
Periods Ended September 30, 2003 and December 31, 2002 and 2001 (in thousands)
--------------------------------------------------------------------------------

                                                                                                    Accumulated
                                                                                                       other            Total
                                         Common       Paid-in-       Retained        Deferred      comprehensive    stockholder's
                                         stock        capital        earnings       Compensation       income           equity
                                        ---------    ---------      -----------     ------------   --------------   --------------
Balance, January 1, 2001                $  2,500     $466,748        $ 1,361,924              -        $  1,410         $1,832,582

Net income                                     -            -             67,582              -               -             67,582

Policy credits issued to eligible
  policyholders                                -            -           (128,025)             -               -           (128,025)

Dividends to Parent                            -            -           (153,816)             -               -           (153,816)

Change in foreign currency translation
  adjustments, net of taxes                    -            -                  -              -           3,168              3,168


Change in net unrealized investment
  gains, net of reclassification
  adjustment and taxes                         -            -                  -              -          29,988             29,988
Balance, December 31, 2001                 2,500      466,748          1,147,665              -          34,566          1,651,479

Net income                                     -            -             13,498              -               -             13,498

Adjustments to policy credits
  issued to eligible policyholders             -            -                (27)             -               -                (27)

Change in foreign currency
  translation adjustments, net of
  taxes                                        -            -                  -              -             149                149

Change in net unrealized investment
  gains, net of reclassification
  adjustment and taxes                         -            -                  -              -          57,036             57,036
Balance, December 31, 2002                 2,500      466,748          1,161,136              -          91,751          1,722,135

Net income                                     -            -             59,688              -               -             59,688

Adjustments to policy credits
  issued to eligible policyholders             -            -                 (4)             -               -                 (4)

Stock-based compensation programs              -          332                  -           (907)              -               (575)

Change in net unrealized investment
  gains, net of reclassification
  adjustment and taxes                         -            -                  -              -          24,843             24,843
                                          ------     --------        -----------        -------       ---------        -----------
Balance, September 30, 2003               $2,500     $467,080        $ 1,220,820        $  (907)      $ 116,594        $ 1,806,087
                                          ======     ========        ===========        =======       =========        ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                                                    2003              2002
                                                                 ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $  59,688         $ (26,347)
Adjustments to reconcile net income to net cash from
     (used in) operating activities:
     Policy charges and fee income                                   (78,453)          (53,458)
     Interest credited to policyholders' account balances            166,644           150,455
     Realized investment losses, net                                   3,159            55,094
     Amortization and other non-cash items                               819           (73,506)
     Change in:
         Future policy benefits and other policyholders'
         liabilities                                                  93,482            56,223
         Accrued investment income                                   (13,444)           (8,325)
         Receivables from Parent and affiliates                       10,836           (31,413)
         Policy loans                                                 27,684            (6,246)
         Deferred policy acquisition costs                          (126,869)           32,286
         Income taxes payable/receivable                              95,114           (13,569)
         Other, net                                                 (104,964)          (67,973)
                                                                 -----------       -----------
Cash Flows From Operating Activities                                 133,696            13,221
                                                                 -----------       -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities available for sale                       1,865,707         1,253,266
     Payments for the purchase of:
         Fixed maturities available for sale                      (2,579,066)       (1,815,193)
     Cash collateral for loaned securities, net                       86,474            77,007
     Securities sold under agreement to repurchase, net             (185,659)           246,220
     Other long-term investments, net                                 (7,713)           (9,899)
     Short-term investments, net                                      33,423           132,193
                                                                 -----------       -----------
Cash Flows Used in Investing Activities                             (786,834)         (116,406)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                 1,573,209         1,382,000
          Withdrawals                                             (1,114,700)         (790,967)
     Cash payments to eligible policyholders                              (4)         (115,989)
                                                                 -----------       -----------
Cash Flows From Financing Activities                                 458,505           475,044
                                                                 -----------       -----------

     Net (decrease) increase in Cash and cash equivalents           (194,633)          371,859
     Cash and cash equivalents, beginning of year                    436,182           374,185
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   241,549       $   746,044
                                                                 ===========       ===========



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

1.       BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company ("the Company") for the interim periods presented. The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), which in turn is a wholly owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the current year presentation. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.       NEW ACCOUNTING POLICIES AND ACCOUNTING PRONOUNCEMENTS

In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC has developed the SOP to address the evolution of product designs since the issuance of SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The most significant accounting implications of the SOP are as follows: (1) reporting and measuring assets and liabilities of separate account products as general account assets and liabilities when specified criteria are not met; (2) reporting and measuring seed money in separate accounts as general account assets based on the insurer's proportionate beneficial interest in the separate account's underlying assets; (3) capitalizing sales inducements that meet specified criteria and amortizing such amounts over the life of the contracts using the same methodology as used for amortizing deferred acquisition costs, but immediately expensing those sales inducements accrued or credited if such criteria are not met; (4) recognizing contractholder liabilities for: (a) modified guaranteed (market value adjusted) annuities at accreted balances that do not include the then current market value surrender adjustment, (b) two-tier annuities at the lower (non-annuitization) tier account value, (c) persistency bonuses at amounts that are not reduced for expected forfeitures, (d) group pension participating and similar general account "pass through" contracts that are not accounted for under SFAS No. 133 at amounts based on the fair value of the assets or index that determines the investment return pass through; (5) establishing an additional liability for guaranteed minimum death and similar mortality and morbidity benefits only for contracts determined to have mortality and morbidity risk that is other than nominal and when the risk charges made for a period are not proportionate to the risk borne during that period; and (6) for contracts containing an annuitization benefits contract feature, if such contract feature is not accounted for under the provisions of SFAS No. 133 establishing an additional liability for the contract feature if the present value of expected annuitization payments at the expected annuitization date exceeds the expected account balance at the expected annuitization date.

The provisions of the SOP are effective for fiscal years beginning after December 15, 2003, and, as such, the Company will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle. The Company is currently completing an assessment of the impact of the SOP on its operations; however, we do not believe that the implementation of the SOP will have a material effect on the Company's consolidated financial position.

3.    CONTINGENCIES AND LITIGATION

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

4.   RELATED PARTY TRANSACTIONS

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

Corporate Owned Life Insurance
The Company has sold four Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance. The cash surrender value included in Separate accounts was $973.1 million and $835.6 million at September 30, 2003 and December 31, 2002, respectively. Fees related to the COLI policies were $9.1 million and $4.4 million for the periods ended September 30, 2003 and 2002, respectively.

Pruco Life Insurance Company and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Reinsurance with Affiliates

Pruco Reinsurance Ltd. reinsurance agreement
During September 2003, the Company implemented an agreement to reinsure its term life insurance policies known as Term Elite and Term Essential with an affiliated company, Pruco Reinsurance Ltd. ("Pruco Re"). The Company will reinsure with Pruco Re ("THE REINSURER") a significant portion of the risks under such policies through an automatic and facultative coinsurance agreement ("Agreement"). This Agreement covers all significant risks under the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. The initial cost of this transaction of $7.5 million will be amortized over the life of the underlying insurance policies. Reinsurance recoverables related to this transaction are $18.4 million.

Other affiliated reinsurance agreements
In addition, the Company currently has three other reinsurance agreements in place with Prudential Insurance and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Taiwan branch reinsurance agreement
On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company's Taiwan branch including Taiwan's insurance book of business to an affiliated Company, Prudential Life Insurance Company of Taiwan Inc. ("Prudential of Taiwan"), a wholly owned subsidiary of Prudential Financial, Inc.

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

Premiums ceded for the periods ended September 30, 2003 and 2002 from the Taiwan coinsurance agreement were $56.7 million and $56.4 million, respectively. Benefits ceded for the periods ended September 30, 2003 and 2002 from the Taiwan coinsurance agreement were $10.2 million and $10.6 million, respectively.

Included in the total reinsurance recoverable balances for both domestic and Taiwan agreements were affiliated reinsurance recoverables of $413.2 million and $362.0 million at September 30, 2003 and December 31, 2002, respectively. Of these affiliated amounts, the reinsurance recoverable related to the Taiwan coinsurance agreement was $360.9 million and $311.3 million at September 30, 2003 and December 31, 2002, respectively.


Debt Agreements
The Company has a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility cannot be more than $800 million. As of September 30, 2003 and December 31, 2002, there was $527 million and $626 million, respectively, of asset-based financing. There was no debt outstanding to Prudential Funding, LLC as of September 30, 2003 or December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------
Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is filing this form with reduced disclosure.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of September 30, 2003, compared with December 31, 2002, and its consolidated results of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2002.

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

The Company's Changes in Financial Position and Results of Operations are described below.

1. Analysis of Financial Condition

From December 31, 2002 to September 30, 2003 there was an increase of $2,436 million in total assets from $21,211 million to $23,647 million. The largest increase was in Separate account assets, which increased by $1,682 million primarily from market value appreciation as a result of recoveries in the equity markets and from positive net sales (sales less withdrawals). Fixed maturities increased by $752 million mainly as a result of investing general account policyholder deposits and positive cash flows from insurance operations into fixed maturities. Also contributing to the increase in the fixed maturity balance was unrealized appreciation and a reallocation of cash and shorter-term investments into fixed maturities. Deferred acquisition costs ("DAC") increased by $127 million, as capitalization of distribution expenses from new sales exceeded the amortization of DAC. Reinsurance recoverable is higher by $78 million due to increases in the Taiwan branch reinsurance recoverable and the Pruco Re reinsurance recoverable for term insurance. Cash and cash equivalents are lower by $195 million resulting from lower security lending activities and a higher allocation of cash into long-term fixed maturities as compared to shorter-term investments.

During this nine-month period, liabilities increased by $2,352 million from $19,489 million to $21,841 million. Corresponding with the asset change, Separate account liabilities increased by $1,682 million, as described above. Policyholder account balances increased by $562 million due primarily to positive net sales of annuity products with fixed rate options and life general account products. Income taxes payable, which is a net number comprised of payables and receivables, increased by $95 million as a result of income tax expense and a tax refund received from Prudential Financial. In accordance with the tax sharing agreement with Prudential Financial, the Company was reimbursed for operating losses utilized in the consolidated federal tax return. Future policy benefits increased by $93 million due to increased reserves for the transferred Taiwan business and increases to life reserves as a result of sales and renewals of term insurance. A lower level of securities lending activity decreased liabilities by $99 million.

2. Results of Operations

September 2003 to September 2002 Three Month Comparison

Net Income
Consolidated net income of $19.2 million for the third quarter of 2003 was an improvement of $47.7 million from the loss of $28.5 million incurred in the third quarter of 2002. The third quarter of 2002 included higher DAC amortization of approximately $80.8 million primarily from an additional charge for DAC amortization for our annuity products that did not recur in the current quarter. In addition, there were higher realized investment losses of $23.9 million in the third quarter of 2002. The continued growth of the in-force business resulted in increases in policy charges and fees, offset by increases in policyholder benefits, expenses and taxes during the current quarter. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated revenues increased by $43.8 million, from $231.4 million to $275.2 million. Realized investment gains increased by $23.9 million mainly due to lower fixed maturity losses of $20.1 million, lower derivative losses of $2.5 million, and a mortgage prepayment gain in 2003 of $1.7 million. The third quarter of 2002 had fixed maturity impairments and credit related losses of $20.6 million versus losses of $.5 million in 2003. Policy charges also increased by $15.8 million, as is described in the following paragraph.

Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $15.8 million. The increase was a result of a $13.8 million increase for individual life products and a $2.0 million increase for annuity products. Mortality and sales based loading charges for life products increased as a result of growth of the in-force business and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The life in-force business (excluding term insurance) grew to $69.1 billion at September 30, 2003 from $62.5 billion at September 30, 2002 and $65.2 billion at December 31, 2002. Annuity fees are mainly asset-based fees, which are dependent on the fund balances. Fund balances are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity Separate account fund balances have increased as a result of a positive market recovery in the current year.

Premiums increased by $3.1 million primarily as a result of growth in premiums of $14 million on term products. Partially offsetting this is a decrease in premiums from customers who previously had lapsing variable life insurance policies with us ("extended term insurance"). Extended term life insurance premiums decreased $10.6 million as a result of the favorable market performance in the previous quarter resulting in fewer lapses.

Benefits and Expenses
Policyholder benefits were higher than the prior year quarter by $14.8 million resulting from increases to change in reserves of $11.5 million and increases to death benefits of $3.3 million. Higher reserves for term insurance sales were mostly offset by lower reserves for extended term insurance. There was also an increase in the unearned revenue reserve of $11.6 million as a result of higher deferrals of upfront life insurance charges. More fees are being deferred in the current quarter, which is recorded as an increase to reserves, than the prior year quarter due to continued sales of newer interest-sensitive life insurance products. These products defer substantial charges during the first five years of the policy. Death claims and surrenders of life insurance products increased by $7.2 million due to growth of the in force business. Death benefits for annuity products decreased by $3.9 million primarily from lower guaranteed minimum death benefits, as described below.

Guaranteed annuity minimum death benefit payments for annuities decreased from $10.7 million in the third quarter of 2002 to $6.1 million in the third quarter of 2003 as the equity markets improved. As of September 30, 2003, the annuity death benefit coverage in force (representing the amount that we would have to pay if all annuitants had died on that date) was approximately $2.3 billion. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the account value. The guaranteed minimum death benefit feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. These contracts generally require payment of additional charges for guarantees other than those based on net deposits paid into the contract. To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, we incur a cost. This results in increased annuity policy benefits in periods of declining financial markets and in periods of stable financial markets following a decline. Current accounting literature does not prescribe advance recognition of the expected future net costs associated with these guarantees, and accordingly, we currently do not record a liability corresponding to these projected future obligations for death benefits in excess of annuity account values. However, we consider the expected net costs associated with these guarantees in our calculations of expected gross profits on variable annuity business, on which our periodic evaluations of unamortized deferred policy acquisition costs are based. AICPA Statement of Position 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "SOP"), will require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances. The provisions of the SOP are effective for financial statements for fiscal years beginning after December 15, 2003, and, as such, we will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle with restatement of prior financial statements prohibited. We are currently evaluating the impact of the SOP.

Interest credited to policyholder account balances increased by $4.8 million due to growth in policyholder account balances, especially for the annuity products.

General, administrative, and other expenses decreased by $68.4 million from the prior year quarter. The primary reason was a decrease in DAC amortization of $80.8 million as the prior year quarter included a charge for additional DAC amortization for our annuity products to reflect our lower estimate of future gross profits based on asset value declines as of September 30, 2002. Partially offsetting this was an increase in allocated distribution expenses and general and administrative expenses, mainly due to increased new business and a growing in-force.

September 2003 to September 2002 Nine Month Comparison

Net Income
Consolidated net income of $59.7 million for the nine months of 2003 was an improvement of $86.0 million from the $26.3 million loss for the nine months of 2002. The nine months of 2002 included additional DAC amortization of approximately $119.7 million and higher realized investment losses of $51.9 million. The current year continued to show increases to policyholder benefits, interest credited and general and administrative expenses (other than DAC amortization) offset partially by higher policy charges and fee income as a result of growth of the business. Income tax expense also increased by $59.0 million due to the increase in income. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated revenues increased by $132.9 million, from $675.7 million to $808.6 million. Realized investment losses decreased by $51.9 million mainly due to lower fixed maturity losses of $43.4 million, lower derivative losses of $7.2 million, and a mortgage prepayment gain in 2003 of $1.7 million. The prior year had fixed maturity losses of $44.3 million consisting of $20.5 million of impairments and $23.8 million of credit related losses. The current year has fixed maturity losses of $.9 million consisting of $12.4 million of impairments and $11.5 million of gains on sales.

Premiums increased by $44.5 million mainly from higher term insurance sales and renewals of approximately $41 million. Extended term insurance premiums also increased by $3 million.

Policy charges and fee income increased by $33.0 million. The increase was a result of a $42.6 million increase for individual life products offset partially by a $9.6 million decrease for annuity products. Mortality and sales based loading charges for life products increased as a result of growth in the in-force business and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. In contrast, annuity fees are mainly asset-based fees, which are dependent on the fund balances. Although Annuity separate account fund balances have increased during the current year as a result of favorable market performance, the average balance for the current year is lower than the prior year average balance resulting in a decrease in policy charges and fee income for annuity products.

Net investment income increased by $5.8 million as a result of increased income from fixed maturities due to an increase in the portfolio balance, partially offset by the effect of lower reinvestment rates on fixed maturities and short-term investments.

Other income decreased by $4.0 million as the prior year contained an expense allowance from a reinsurance agreement which did not recur in the current year.

Benefits and Expenses
Policyholder benefits increased by $68.7 million primarily from increased reserve provisions of $39.4 million mainly for life insurance reserves and higher death claims for life and annuity products of $29.3 million.

The change in reserves increased $39.4 million from the prior year primarily as a result of an increase of $23.5 million in the change in the unearned revenue reserve compared to the prior year. The increase is primarily due to higher deferrals of upfront policy charges partially offset by increased amortization. Deferrals are higher than last year due to continued sales of newer variable life insurance products, which defer substantial charges during the first five years of the policy. The growth in term insurance sales also contributed to the increase in reserves.

Benefits increased by $29.3 million primarily from a higher volume of death claims on interest-sensitive products and increased surrenders of life policies due to the growth of the in force business. Guaranteed minimum death benefit payments for annuity products increased slightly by $1.7 million from $24.3 million in 2002 to $26.0 million for 2003.

Interest credited to policyholder account balances increased by $16.2 million due to growth in policyholders' account balances, especially for the annuity products.

General, administrative, and other expenses decreased by $97.1 million from the prior year. The primary reason was a decrease in DAC amortization of $119.7 million as the prior year included an additional charge for DAC amortization due to lower estimated future profits as a result of the equity markets as of September 30, 2002. Partially offsetting this was an increase in allocated distribution and general and administrative expenses, mainly due to increased new business and a growing in-force.

General Account Investments

The Company's investment portfolio supports its insurance and annuity liabilities and other obligations to customers for which it assumes investment related risks. The portfolio was comprised of total investments amounting to $7,039.3 million at September 30, 2003, versus $6,343.0 million at December 31, 2002. A diversified portfolio of publicly traded bonds, private placements, and other long-term investments is managed under strategies intended to maintain a competitive asset mix consistent with current and anticipated cash flow requirements of the related obligations. The risk tolerance reflects the Company's aggregate capital position, exposure to business risk, liquidity and rating agency considerations.

                                                        As of September 30,           As of December 31,
                                                   ---------------------------------------------------------
(1)                                                    2003        % of Total        2002        % of Total
                                                   ----------------------------  ---------------------------
                                                                       ($ in thousands)
Fixed maturities:
     Public, available for sale, at fair value        $4,809,207          68.3%     $3,977,441         62.7%
     Private, available for sale, at fair value        1,100,663          15.6%      1,180,665         18.6%
Policy loans, at outstanding balance                     851,822          12.1%        879,506         13.9%
Short-term investments                                   181,014           2.6%        214,342          3.4%
Other long-term investments (1)                           96,571           1.4%         91,021          1.4%
                                                    ------------      ---------     ----------        ------
Total investments                                     $7,039,277         100.0%     $6,342,975        100.0%
                                                    ============      =========     ==========        ======

-----------------
(1) Other long-term investments consist of investments in joint ventures and partnerships, our interest in separate account investments, mortgage loans, equity securities and other miscellaneous investments.

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

As of September 30, 2003, our investment portfolio consisted primarily of $5,909.9 million of fixed maturity securities (84% of the total portfolio at September 30, 2003 versus 81% at December 31, 2002). The remaining investment portfolio, comprised of policy loans, short-term investments and other long-term investments, represents 16% of the total portfolio at September 30, 2003 versus 19% at December 31, 2002.


Investment Results

The following table sets forth the income yield and investment income, excluding realized investment losses and gains, net for each major asset category of the Company for the periods indicated.

                                                     For the three months ended September 30,
                                          --------------------------------------------------------------
                                                      2003                             2002
                                          --------------------------------------------------------------
(1)                                         Yield             Amount         Yield           Amount
                                          --------------------------------------------------------------
                                                                ($ in thousands)
Fixed maturities                                5.54%            $74,223         6.70%          $70,055
Policy loans                                    5.61              11,957         5.60            12,723
Short-term investments                          2.44               1,509         2.94             3,695
Other long-term investments                     6.30               1,534         9.06             2,561
                                          ----------         -----------     --------       -----------
Investment income before investment             5.49              89,223         6.40            89,034
expenses
Investment expenses                            (0.10)             (2,921)       (0.11)           (3,546)
                                          ----------         -----------     --------       -----------
Total after investment expenses                 5.39%            $86,302         6.29%          $85,488
                                          ==========         ===========     ========       ===========

-----------------
(1) Yields are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for prior year are presented on a basis consistent with our current reporting practices.

The overall income yield on our invested assets after investment expenses, excluding realized investment losses, net was 5.39% and 6.29% for the third quarter of 2003 and 2002, respectively. The change in yield between periods is primarily attributable to reinvestment activities and investment of new funds in a declining interest rate environment.


                                                       For the nine months ended September 30,
                                          --------------------------------------------------------------
                                                       2003                            2002
                                          --------------------------------------------------------------
(2)                                         Yield            Amount         Yield           Amount
                                          --------------------------------------------------------------
                                                                 ($ in thousands)
Fixed maturities                                5.75%           $218,093        6.45%          $205,424
Policy loans                                    5.49              34,949        5.83             36,132
Short-term investments                          2.19               6,137        3.22             10,155
Other long-term investments                     7.91               5,490       10.80              6,417
                                             -------          ----------      ------         ----------

Investment income before investment
  expenses                                      5.65             264,669        6.31            258,128
Investment expenses                            (0.11)             (9,619)      (0.10)            (8,844)
                                             -------          ----------      ------         ----------
Total after investment expenses                 5.54%           $255,050        6.21%          $249,284
                                             =======          ==========      ======         ==========

-----------------
(2) Yields are based on quarterly average carrying values except for fixed maturities and securities lending activity. Yields for fixed maturities are based on amortized cost. Yields for securities lending activity are calculated net of corresponding liabilities and rebate expenses. Yields for prior year are presented on a basis consistent with our current reporting practices.

The overall income yield on our invested assets after investment expenses, excluding realized investment losses, net was 5.54% and 6.21% for the first nine months of 2003 and 2002, respectively. The change in yield between periods is primarily due to reinvestment activities and investment of new funds in a declining interest rate environment.

Fixed Maturity Securities

Investment Mix
We manage our public portfolio to a risk profile directed by the Asset Liability and Risk Management Group, consistent with the investment policy statement agreed to by senior management and approved by the Board of Directors. We seek to employ relative value analysis both in credit selection and in purchasing and selling securities. To the extent that we purchase and sell securities as part of credit selection and portfolio rebalancing, the total return that we earn on the portfolio will be reflected both as investment income and also as realized gains or losses on investments.

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

The Company has classified all private placements and publicly traded securities as available for sale. "Available for sale" securities are carried in the Consolidated Statement of Financial Position at fair value, with unrealized gains and losses (after certain related adjustments) recognized by credits and charges to equity capital. At September 30, 2003 the fixed maturities portfolio totaled $5,909.9 million, an increase of $751.8 million compared to December 31, 2002.

Our fixed maturity securities portfolio consists principally of public and private fixed maturities across an array of industry categories. As of September 30, 2003, we held approximately 84% of assets in fixed maturity securities (versus 81% as of December 31, 2002) with a total amortized cost of $5,608.0 million and an estimated fair value of $5,909.9 million, compared to an amortized cost of $4,921.7 million and estimated fair value of $5,158.1 million as of December 31, 2002. Our investments in public fixed maturities as of September 30, 2003 were $4,568.0 million at amortized cost and $4,809.2 million at estimated fair value compared to $3,793.0 million at amortized cost and $3,977.4 million at estimated fair value as of December 31, 2002. Our investments in private fixed maturities as of September 30, 2003 were $1,040.0 million at amortized cost and $1,100.7 million at estimated fair value compared to $1,128.7 million at amortized cost and $1,180.7 million at estimated fair value as of December 31, 2002.

Fixed Maturity Securities and Unrealized Gains and Losses by Industry Category

The following table sets forth the composition of our fixed maturity securities portfolio by industry category as of the dates indicated and the associated gross unrealized gains and losses.

                 ------------------------------------------------ ----------------------------------------------------
                         As of September 30, 2003                               As of December 31, 2002
                 ------------------------------------------------ ----------------------------------------------------
(1)                            Gross       Gross                                   Gross        Gross
                  Amortized  Unrealized   Unrealized               Amortized     Unrealized   Unrealized
                    Cost       Gains       Losses     Fair Value     Cost         Gains        Losses      Fair Value
                 ------------------------------------------------ ----------------------------------------------------
                                                           (in thousands)
Industry
--------
U.S. Government   $  256,247  $   5,589    $      7   $  261,829    $  600,385     $  11,906      $     1  $  612,290
Manufacturing      1,216,330     73,598       2,389    1,287,539     1,029,622        59,334        4,476   1,084,480
Utilities            653,728     44,497       2,452      695,773       509,444        29,199        6,128     532,515
Finance            1,130,618     67,020         303    1,197,335       705,019        52,722          724     757,017
Services             818,821     50,235         860      868,196       538,604        25,344        2,827     561,121
Mortgage Backed       95,280      2,302           5       97,577       120,425         3,242           14     123,653
Foreign
Government            44,198      5,816          31       49,983        45,981         4,707           44      50,644
Retail and
Wholesale            331,145     20,079         767      350,457       279,750        20,093          477     299,366
Asset-Backed
Securities           756,609     18,216       1,064      773,761       642,771        14,667        2,096     655,342
Transportation       186,986     14,231          65      201,152       218,649        12,303          390     230,562
Energy               111,483      8,133         491      119,125       218,269        19,224           35     237,458
Other                  6,572        571           -        7,143        12,772           886            -      13,658
                  ----------  ---------     -------   ----------    ----------      --------      -------  ----------
Total             $5,608,017  $ 310,287     $ 8,434   $5,909,870    $4,921,691      $253,627      $17,212  $5,158,106
                  ==========  =========     =======   ==========    ==========      ========      =======  ==========

-----------------
(1) Investment data for 2003 has been classified based on industry accepted Lehman categorizations for public holdings and similar classifications by industry for all other holdings. Prior year data has been reclassified to conform to current year presentation. This table includes redeemable preferred stock.

As a percentage of amortized cost, fixed maturity investments as of September 30, 2003 consist primarily of the following sectors: 22% manufacturing, 20% finance, 15% services, 13% asset-backed securities and 12% utilities compared to 21% manufacturing, 14% finance, 13% asset-backed securities, 12% U.S. Government, and 11% services as of December 31, 2002. Approximately 95% of the mortgage-backed securities were publicly traded agency pass-through securities. Collateralized mortgage obligations represented less than 5% of total mortgage-backed securities.

The gross unrealized losses related to our fixed maturity portfolio were $8.4 million as of September 30, 2003 compared to $17.2 million as of December 31, 2002. The gross unrealized losses as of September 30, 2003 were concentrated primarily in the utilities, manufacturing, asset-backed securities and services sectors while gross unrealized losses as of December 31, 2002 were concentrated in the utilities, manufacturing, and services sectors. Non-investment grade securities represented 28% of the gross unrealized losses as of September 30, 2003 versus 65% of gross unrealized losses as of December 31, 2002.


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

The amortized cost of our public and private below-investment grade fixed maturities totaled $503.5 million, or 9%, of the total fixed maturities as of September 30, 2003, compared to $526.8 million, or 11%, of total fixed maturities as of December 31, 2002.

Public Fixed Maturities - Credit Quality

The following table sets forth our public fixed maturity portfolios by NAIC rating as of the dates indicated.

                          ---------------------------------------------- ---------------------------------------------
                                     As of September 30, 2003                        As of December 31, 2002
                          ---------------------------------------------- ---------------------------------------------
(1)                                      Gross      Gross                              Gross      Gross
                           Amortized  Unrealized  Unrealized              Amortized  Unrealized  Unrealized
                             Cost       Gains       Losses    Fair Value    Cost        Gains      Losses   Fair Value
                          ---------------------------------------------- ---------------------------------------------
                                                               ($ in thousands)
   NAIC     Rating Agency
Designation  Equivalent
---------------------------
    1      Aaa, Aa, A     $ 2,544,783  $ 127,732     $2,100  $2,670,415  $2,377,674   $116,244    $   438  $2,493,480
    2      Baa              1,731,887     99,619      3,012   1,828,494   1,152,329     71,903      4,152   1,220,080
    3      Ba                 165,883     10,084        680     175,287     162,210      5,224      2,201     165,233
    4      B                  111,552      7,579      1,415     117,716      75,167      2,381      2,987      74,561
    5      C and lower          8,594      3,060        151      11,503      10,391        412      2,057       8,746
    6      In or near
            default             5,310        575         93       5,792      15,195        481        335      15,341
                          -----------  ---------     ------  ----------  ----------   --------    -------  ----------
 Public Fixed Maturities  $ 4,568,009  $ 248,649     $7,451  $4,809,207  $3,792,966   $196,645    $12,170  $3,977,441
                          ===========  =========     ======  ==========  ==========   ========    =======  ==========

(1) Includes, as of September 30, 2003 and December 31, 2002, respectively, 36 securities with amortized cost of $19 million (fair value, $20 million) and 6 securities with amortized cost of $3 million (fair value, $3 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.

Private Fixed Maturities - Credit Quality

The following table sets forth our private fixed maturity portfolios by NAIC rating as of the dates indicated.

                          ----------------------------------------------- -------------------------------------------
                                       As of September 30, 2003                     As of December 31, 2002
                          ----------------------------------------------- -------------------------------------------
(1)                                     Gross       Gross                              Gross       Gross
                           Amortized  Unrealized  Unrealized                Amortized Unrealized Unrealized
                             Cost       Gains       Losses     Fair Value     Cost      Gains     Losses   Fair Value
                          ----------------------------------------------- -------------------------------------------
                                                               ($ in thousands)
NAIC        Rating Agency
Designation  Equivalent
---------------------------
    1      Aaa, Aa, A      $  391,796    $15,589       $521  $  406,864  $  338,539    $12,348     $1,351 $  349,536
    2      Baa                436,093     27,580        427     463,246     526,384     34,430         45    560,769
    3      Ba                 136,260     14,379          9     150,630     212,917      9,197      3,089    219,025
    4      B                   16,561      2,198         12      18,747       9,637          -        196      9,441
    5      C and lower         23,163      1,303          -      24,466      39,616      1,007        253     40,370
    6      In or near
            default           36,135        589         14      36,710       1,632          -        108      1,524
                           ----------    -------       ----  ----------  ----------    -------     ------ ----------
 Private Fixed Maturities  $1,040,008    $61,638       $983  $1,100,663  $1,128,725    $56,982     $5,042 $1,180,665
                           ==========    =======       ====  ==========  ==========    =======     ====== ==========

(1) Includes, as of September 30, 2003 and December 31, 2002, respectively, 45 securities with amortized cost of $152 million (fair value, $156 million) and 10 securities with amortized cost of $21 million (fair value, $22 million) that have been categorized based on expected NAIC designations pending receipt of SVO ratings.


Unrealized Losses from Fixed Maturity Securities

The following table sets forth the amortized cost and gross unrealized losses of fixed maturity securities where the estimated fair value had declined and remained below amortized cost by 20% or more for the following timeframes:

                                           ---------------------------------- ----------------------------------
                                               As of September 30, 2003            As of December 31, 2002
                                           ---------------------------------- ----------------------------------
                                                                  Gross                              Gross
                                                               Unrealized                         Unrealized
                                            Amortized Cost        Losses       Amortized Cost        Losses
                                           ---------------------------------- ----------------------------------
                                                                     ($ in thousands)
Less than six months                                 $2,479           $726            $9,605           $3,488
Greater than six months but less than nine
  months                                                  -              -               982              424
Greater than nine months                                  9              5                 -                -
                                                  ---------         ------         ---------       ----------
Total                                                $2,488           $731           $10,587           $3,912
                                                  =========         ======         =========       ==========

Gross unrealized losses of fixed maturity securities where estimated fair value has been 20% or more below amortized cost were $.7 million as of September 30, 2003, compared to $3.9 million as of December 31, 2002. The gross unrealized losses at September 30, 2003 were primarily concentrated in the manufacturing, retail and wholesale, and utilities sectors while the gross unrealized losses at December 31, 2002 were concentrated in the utilities, manufacturing, and transportation sectors.


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

Impairments of fixed maturity securities totaled $12.4 million for the first nine months of 2003 and $20.5 million for the first nine months of 2002.


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

Cash outflow requirements principally relate to benefits, claims, and payments to contract holders as well as amounts paid to policyholders and contract holders in connection with surrenders, withdrawals, and net policy loan activity. Uses of cash also include distribution expenses, general and administrative expenses, and purchase of investments. We regularly monitor our liquidity requirements associated with our policyholder and contract holder obligations so that we manage cash inflows to match anticipated cash outflow requirements. We utilize a cash flow projection system and regularly perform asset/liability duration matching in the management of our asset and liability portfolios.

We believe that cash flows from operating and investing activities of our insurance, annuity and guaranteed products operations are adequate to satisfy liquidity requirements of these operations based on our current liability structure and considering a variety of reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors including future securities market conditions, changes in interest rate levels and policyholder perceptions of our financial strength, which could lead to reduced cash inflows or increased cash outflows. As of September 30, 2003 and December 31, 2002 we had cash and short-term investments of approximately $422.6 million and $650.5 million, respectively, and fixed maturity investments classified as "available for sale" with fair values of $5.910 billion and $5.158 billion at those dates, respectively.

Financing Activities

Our financing principally consists of an affiliated revolving line of credit with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, and asset-based or secured forms of financing. Our total capacity to borrow is $800 million, which includes both the asset-based financing and borrowings from Prudential Funding, LLC. There was no outstanding debt relating to the Prudential Funding LLC credit facility as of September 30, 2003 or December 31, 2002. The secured financing arrangements include transactions such as securities lending and repurchase agreements, which we generally use to finance portfolios of liquid securities and earn additional spread income.

                                                         September 30,     December 31,
                                                              2003             2002
                                                         ------------------------------
                                                                  (in millions)
        Borrowings:
        General obligations                                  $   -              $   -
        Total asset-based financing                            527                626
                                                             -----              -----
        Total borrowings and asset-based financings          $ 527              $ 626
                                                             =====              =====


Item 4. Controls and Procedures
-------------------------------

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                         OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

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

Item 5. Other Information
-------------------------

Recently, the Company received a formal request for information from the New York Attorney General's Office in connection with its variable annuity business. The Company is cooperating with this inquiry and is conducting its own internal review.


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

         4(f) Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity 3 variable annuity) is incorporated by reference to the Company's registration statement on Form S-3, Registration No. 333-103474, filed February 27, 2003.

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

         (b)  Reports on Form 8-K
              -------------------

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

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                   By:  /s/  Andrew J. Mako
                                      -----------------------
                                        Andrew J. Mako
                                        President



Signature                           Title                                     Date
---------                           -----                                     ----


/s/ Andrew J. Mako                 President                             November 14, 2003
---------------------                (Authorized Signatory)
Andrew J. Mako


/s/ William J. Eckert, IV           Vice President and                   November 14, 2003
--------------------------            Chief Financial Officer
William J. Eckert, IV                 (Principal Accounting Officer)