Form 10-K
period 2003-12-31
PRUCO LIFE INSURANCE CO
filed 2004-03-19
CIK 777917

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

                   For the fiscal year ended December 31, 2003

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


                                 (973) 802-6000
        -----------------------------------------------------------------
              (Registrant's Telephone Number, including area code)


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

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 19, 2004. Common stock, par value of $10 per share: 250,000 shares outstanding.

================================================================================
              Pruco Life Insurance Company meets the conditions set forth in General Instruction (I) (1) (a) and (b) on Form 10-K and is therefore filing this Form with the reduced disclosure format.

================================================================================

                          PRUCO LIFE INSURANCE COMPANY
                                  (Registrant)

                                      INDEX
                                      -----

                                                                                                           Page No.
                                                                                                           --------
Cover Page                                                                                                        -

Index                                                                                                             2

PART I        Item 1.    Business                                                                                 3
              Item 2.    Properties                                                                               6
              Item 3.    Legal Proceedings                                                                        6

PART II       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                    7
              Item 7.    Management's Discussion and Analysis of Financial Position and Results of Operations     7
              Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                              12
              Item 8.    Financial Statements and Supplementary Data                                             15
              Item 9.    Changes in and Disagreements with Independent Accountants on Accounting                 15
                           and Financial Disclosure
              Item 9A.   Controls and Procedures                                                                 15

PART III      Item 10.   Directors and Executive Officers of the Registrant                                      16
              Item 14.   Principal Accountant Fees and Services                                                  16

PART IV       Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                         17

Signatures                                                                                                       19

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

                                     PART 1
                                     ------

Item 1.  Business

Overview

Pruco Life Insurance Company is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. Pruco Life Insurance Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") in the District of Columbia, Guam and in all states except New York. Pruco Life Insurance Company also had marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements.

Pruco Life Insurance Company has three subsidiaries, which includes one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey ("PLNJ") and two subsidiaries formed in 2003 for the purpose of acquiring municipal fixed maturities (see related party footnote for more information). Pruco Life Insurance Company and its subsidiaries are referred to as "the Company" and all financial information is shown on a consolidated basis throughout this document.

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

Variable and Fixed Annuities
We offer variable annuities that provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent separate accounts for which the contractholder bears the investment risk. The investments made in the fixed rate options are credited with interest at rates determined by us, subject to certain minimums. Additionally, our variable annuities products offer certain minimum death benefit and living benefit guarantee options. We also offer a fixed annuity product that provides a guaranteed rate of interest for a specified maturity subject to a market value adjustment in the event of early withdrawal. We had previously offered fixed annuities that provide a guarantee of principal and a guaranteed interest rate to be credited to the principal amount for a specified period of time. This type of fixed annuity is no longer offered for sale.

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

Annuities
We earn investment management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets of the value of the annuity separate accounts. We price the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, all of our variable annuities have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

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

Effective January 1, 2004, we will adopt SOP 03-01, which requires us to record a liability for minimum guaranteed death benefits as well as other changes. This is discussed in Item 7, Management's Discussion and Analysis and in Footnote 2 on new accounting pronouncements.

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

The Company is subject to state insurance laws. A detailed financial statement in the prescribed form (the "Annual Statement") is filed with the Insurance Departments each year covering the Company's operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Departments includes periodic examinations to verify the accuracy of contract liabilities and reserves. The Company's books and accounts are subject to review by the Insurance Departments at all times. A full examination of the Company's operations is conducted periodically by the Insurance Departments and under the auspices of the NAIC.

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

Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations
Pruco Life Insurance Company meets the conditions set forth in General Instruction I(1)(a) and (b) on Form 10-K and is filing this form with reduced disclosure.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of December 31, 2003, compared with December 31, 2002, and its consolidated results of operations for the years ended December 31, 2003 and 2002.

Overview

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance, individual variable annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced ("PACE") primarily through the Prudential Insurance sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements. Beginning February 1, 2001, all insurance activity of the Taiwan branch has been ceded to the affiliated Company.

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

Besides policy charges and fee income, the Company also earns revenues from insurance premiums from term life insurance and asset management fees on the Separate Account fund balances. The Company's operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

The Company's profitability depends principally on its ability and Prudential Insurance's ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

      o the ability of the Company and Prudential Insurance to manufacture and distribute products and services and to introduce new products gaining market acceptance on a timely basis;

      o the ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

      o the mortality and morbidity experience on individual life insurance and annuity products;

      o persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

      o the cost of administering insurance contracts and providing asset management products and services;

      o the returns on invested assets, net of the amounts we credit to policyholders' accounts;

      o the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive; and

      o the ability to generate favorable investment results through asset-liability management and strategic and tactical asset allocation.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements may change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of investments
A large portion of our investments is reflected at fair value in the statements of financial position based on quoted market prices or estimates from independent pricing services. However, when such information is not available, for example, with respect to private placement fixed maturity securities, which comprises 16.2% of our investments at December 31, 2003, fair value is estimated, typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality. Consequently, changes in estimated future cash flows or in our assessment of the issuer's credit quality will result in changes in fair value estimates. For fixed maturities and equity securities classified as available for sale, the impact of such changes is recorded in "Accumulated other comprehensive income (loss)," a separate component of equity. However, the carrying value of these securities is reduced, with a corresponding charge to earnings, when a decline in value is considered to be other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: whether the decline is substantial; the length of time the fair value has been less than cost, generally six months; and the financial condition and near-term prospects of the issuer. This corresponding charge is referred to as an impairment and is reflected in "Realized investment losses, net" in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Policyholder liabilities
The liability for "Future policy benefits and other policyholder liabilities" represents 4.6% of total liabilities as of December 31, 2003. Changes in this liability are generally reflected in the "Policyholders' benefits" caption in our statements of operations. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products where the timing and amount of payment depends on policyholder mortality or surrender experience. For life insurance and annuity products, expected mortality is generally based on the Company's historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are "locked-in" upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing loss recognition reserves.

Deferred policy acquisition costs
For most life insurance and annuity products that we sell, we defer costs that vary with and are related primarily to the production of new business to the extent these costs are deemed recoverable from future profits, and we record these costs as an asset known as deferred policy acquisition costs or "DAC" ", which is 5.5% of total assets as of December 31, 2003. We amortize this DAC asset over the expected lives of the contracts, based on the level and timing of either estimated profits or premiums, depending on the type of contract. For products with amortization based on future premiums, the amortization rate is locked-in when the product is sold. For products with amortization based on estimated profits, the amortization rate is periodically updated to reflect current period experience or changes in assumptions that affect future profitability, such as lapse rates, investment returns, mortality experience, expense margins and surrender charges.

For example, expected profitability is a significant estimate in evaluating deferred acquisition costs related to annuity products. Expected profitability considers, among other assumptions, our best estimate of future asset returns to estimate the future fees we expect to earn, the costs associated with minimum death benefit guarantees we expect to incur and other profitability factors. For the average remaining life of our variable annuity contracts in force as of December 31, 2003, our evaluation of deferred policy acquisition costs is based on a 7.7% annual blended rate of return that reflects an assumed rate of return of 8.9% for equity type assets. Continuation of current market conditions or further deterioration in market conditions may result in increases in the amortization of deferred policy acquisition costs, while a significant improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs. These changes in DAC balances are included as a component of "General, administrative and other expenses" in our statements of operations.

See "Results of Operations" for a discussion of the impact of DAC amortization on our results of our life and annuities products, including decreased amortization in 2003 and increased amortization recorded in 2002 reflecting higher estimates of future gross profits in 2003 and lower estimates of future gross profits in 2002.

Reserves for contingencies
A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management's best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure. In situations in which the Company is to be indemnified by Prudential Insurance, there will be no financial impact on the statement of operations.

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

The Company's Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2003 versus 2002

From December 31, 2002 to December 31, 2003 there was an increase of $4,004 million in total assets from $21,211 million to $25,215 million. The largest increase was in Separate account assets, which increased by $3,076 million primarily from market value appreciation of $2,842 million as a result of recoveries in the equity markets. Positive net sales (sales less withdrawals) also contributed to the increase in Separate account assets. Fixed maturities increased by $796 million mainly as a result of investing general account policyholder deposits and positive cash flows from insurance operations into fixed maturities. Also contributing to the increase in the fixed maturity balance was unrealized appreciation and a reallocation of cash and shorter-term investments into fixed maturities. Deferred acquisition costs ("DAC") increased by $228 million, as capitalization of distribution expenses from new sales exceeded the amortization of DAC. Reinsurance recoverable is higher by $117 million due to increases in the Taiwan branch reinsurance recoverable and the Pruco Re reinsurance recoverable for term insurance. Other assets are higher by $47 million due to an increase in deferred expenses related to sales inducements for annuity products as the Company has sold more annuity contracts that contain these features. Cash and cash equivalents and short-term investments are lower by $236 million resulting from lower security lending activities and a higher investment into long-term fixed maturities as compared to shorter-term investments, as mentioned above.

During the year, liabilities increased by $3,911 million from $19,489 million to $23,400 million. Corresponding with the asset change, Separate account liabilities increased by $3,076 million, as described above. Policyholder account balances increased by $727 million due primarily to positive net sales of annuity products with fixed rate options and life general account products. Future policy benefits increased by $134 million due to increased reserves for the transferred Taiwan business and increases to life reserves as a result of sales and renewals of term insurance. Income taxes payable, which is a net number comprised of payables and receivables, increased by $90 million as a result of income tax expense and a tax refund received from Prudential Financial. In accordance with the tax sharing agreement with Prudential Financial, the Company was reimbursed for operating losses utilized in the consolidated federal tax return. There was a decrease in total securities lending activity of $97 million and a change in the mix between cash collateral for loaned securities and securities sold under agreements to repurchase, as there are less treasury securities in the portfolio. Treasury securities are commonly used for lending activities, especially in the securities sold under agreements to repurchase category.

Results of Operations

2003 versus 2002

Net Income
Consolidated net income of $84.9 million for 2003 was an improvement of $71.4 million from the $13.5 million earned for 2002. DAC amortization in 2003 is $138.5 million lower than in 2002 due primarily to an additional charge of $117 million in the prior year and a benefit to net income of $15 million in the current year for our annuity products. Realized investment losses are lower by $65.3 million due to an improving credit environment in 2003. The current year continued to show increases to policyholder benefits, interest credited and general and administrative expenses (other than DAC amortization) offset partially by higher policy charges and fee income and premiums as a result of growth of the business. The increase in taxes for the year of $86.6 million is primarily related to the increase in income from operations before taxes, and a decrease in the dividends received deduction. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated revenues increased by $131.8 million, from $950.8 million to $1,082.6 million. Realized investment losses decreased by $65.3 million as a result of an improving credit environment in 2003. Fixed maturity losses were lower by $57.6 million, derivative losses were lower by $5.1 million, and there was a mortgage prepayment gain in 2003 of $1.7 million. The prior year had fixed maturity losses of $56.0 million consisting of $27.8 million of impairments and $28.2 million of credit related losses. The current year had fixed maturity gains of $1.6 million consisting of $12.4 million of impairments offset by $14.0 million of gains on sales.

Policy charges and fee income, consisting primarily of mortality and expense ("M&E"), loading and other insurance charges assessed on General and Separate Account policyholder fund balances, increased by $40.3 million. The increase was a result of a $44.6 million increase for individual life products offset partially by a $4.3 million decrease for annuity products. Policy charges for life products increased as a result of growth in the in-force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The life in-force business (excluding term insurance) grew to $71.1 billion at December 31, 2003 from $65.2 billion at December 31, 2002. In contrast, annuity fees are mainly asset-based fees, which are dependent on the fund balances. Annuity separate account fund balances have increased during the current year as a result of favorable market performance and positive net sales. However, the average balance for the current year is lower than the prior year average balance as the favorable 2003 market performance did not completely offset the unfavorable performance during 2002.

Premiums increased by $13.3 million mainly from higher term insurance sales and renewals of $34.4 million partially offset by lower extended term premiums. Term insurance gross premiums increased by $74.1 million due to increased sales and a growing renewal base offset by an increase of $39.7 million in ceded premiums driven by the coinsurance agreement with an affiliate, Pruco Re Ltd. This contract became effective at the end of the 3rd quarter of 2003. Extended term insurance premiums decreased by $19.4 million from decreased policy lapses as a result of favorable market conditions in 2003. Extended term policies represent term insurance the Company issued under policy provisions to customers who previously had lapsing variable life insurance with the Company. The policyholder can purchase extended term or reduced paid-up life insurance based on the amount that can be purchased with the remaining cash value of the contract (if the policyholder does not elect to receive the remaining cash value as a cash distribution). The application of the remaining cash value to purchase such coverage is recorded as premium revenue in the Statement of Operations. Future policy benefit reserves are also increased by the amount of these premiums.

Net investment income increased by $10.1 million as a result of increased income from fixed maturities due to an increase in the portfolio balance from the investment of positive operating and financing cash flows into the fixed maturity portfolio. This was significantly offset by the effect of lower reinvestment rates for fixed maturities and short-term investments due to the lower interest rate environment.

Benefits and Expenses
Policyholder benefits increased by $56.9 million primarily from increased reserve provisions of $29.0 million mainly for life insurance reserves and higher death claims primarily from life products of $27.9 million.

The change in reserves increased $29.0 million from the prior year primarily as a result of an increase of $34.1 million in the change in the unearned revenue reserve compared to the prior year. The increase is primarily due to higher deferrals of upfront policy charges partially offset by increased amortization. Deferrals are higher than last year due to continued sales of newer variable life insurance products, which defer substantial charges during the first five years of the policy. The growth in term insurance sales contributed $17.1 million to the increase in reserves, whereas the decrease in extended term premiums provided a decrease of $20.1 million.

Benefits increased by $27.9 million primarily from higher death claims on variable, universal life, and term life insurance policies due to the growth of the in force business. Included in this change is a decrease of $2.4 million for annuity guaranteed minimum death benefits from $33.8 million in 2002 to $31.4 million in 2003 due to favorable market performance during 2003.

The guaranteed minimum death benefit (GMDB) feature provides annuity contract holders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contract holders. Previously, accounting literature did not prescribe the recognition of a liability for the expected future net costs associated with GMDB provisions. However, effective January 1, 2004, we will adopt SOP 03-01 which requires us to record such a liability based on application of an expected loss ratio to "cumulative assessments" through the balance sheet date, and then subtracting "cumulative excess payments" from that date. We currently estimate this liability to be approximately $45 million. However, in our periodic evaluation of unamortized deferred policy acquisition costs associated with our variable annuity business, we considered the expected net costs associated with the guaranteed minimum death benefits in our calculation of expected gross profits from this business. Accordingly, the effect of establishing the guaranteed minimum death benefit reserve related to this business will be partially offset by an estimated increase of approximately $23 million in unamortized deferred policy acquisition costs, resulting in higher future amortization.

In addition to establishing a liability associated with the guaranteed minimum death benefit feature, SOP 03-01 requires a change in valuation and presentation of our liability associated with the market value adjustment ("MVA") feature contained in certain annuity contracts. The MVA feature requires the Company to pay to the contract holder upon surrender the accreted value of the fund as well as a market value adjustment based on the crediting rates on the contract surrendered compared to crediting rates on newly issued contracts. Currently, this liability is reflected at market value, which considers the effects of unrealized gains and losses in contract value resulting from changes in crediting rates. Upon adoption of SOP 03-01, the Company will reclassify this liability from "Separate Account Liabilities" to "Policyholders' Account Balances" and reduce it to reflect accreted value, which excludes the effect of unrealized gains and losses in contract value resulting from changes in crediting rates. We currently estimate the impact of the reduction in liability associated with the MVA feature to be a benefit of approximately $7 million.

Interest credited to policyholder account balances increased by $23.2 million due to growth in policyholders' account balances, especially for the annuity products, which accounted for $20.2 million of the increase. Life general account policyholder balances also increased providing a $4.4 million increase in interest credited. GIC policyholder account balances decreased during 2003 due to scheduled withdrawals causing a decrease of $1.4 million in interest credited. Overall net interest spread revenue, representing net investment income less interest credited, has declined from last year as investment yields on general account assets have declined as described above.

General, administrative, and other expenses decreased by $106.2 million from the prior year. The primary reason was a decrease in DAC amortization of $138.5 million. DAC amortization for annuity products was $118.7 million less as the prior year included an additional charge of $117 million for DAC amortization while the current year had a benefit to net income of $15 million. The charge in 2002 reflected our lower estimates of future gross profits from greater expected costs from minimum death benefit guarantees and lower expected fees under these contracts due to declines in asset values and decreased future asset returns during 2002. In 2003, the benefit reflected our higher estimates of future gross profits from favorable market performance during the current year. In addition, there was an increase in annuity DAC amortization in 2003 of approximately $13 million related to increased capital gains. DAC amortization on life insurance products was lower by $19.8 million due to the favorable fund performance partially offset by the increasing amortization on the growing term and universal life business.

Deferred acquisition costs related to annuity products are evaluated quarterly by comparing our actual profitability to our expectations. Expected profitability considers, among other assumptions, our estimate of future asset returns that determine the future fees we will earn, the costs we expect to incur associated with minimum death benefit or other contractual guarantees, and other profitability factors. If actual asset returns do not differ significantly from our expectations, they do not result in a change in the rate of amortization of deferred acquisition costs. Where actual asset returns differ significantly from expectations, future asset return assumptions are evaluated using a reversion to mean approach. Under the reversion to mean approach, we consider historical returns over a period of time and project returns for a future four-year period so that the investments underlying the annuities grow at a targeted return for the entire period. A calculated rate of return over the four future years, which we refer to as the look-forward period, is determined so that this calculated rate, together with the actual rate of return for the historical period, produces the targeted return for the entire period. If the calculated rate of return is consistent with our range of expectations in light of market conditions, we use it to project the asset growth for the next four years. If the calculated rate of return is not supported by our current expectations, we adjust the rate of return for purposes of these computations. For contract years after the look-forward period, we project asset growth using our long-term rate, currently an 8% annual blended rate of return, which reflects an assumed rate of return of 8.85% for equity type assets. Beginning in the second quarter of 2002 and continuing throughout 2002, we utilized a rate of return lower than the calculated return, which contributed to our additional amortization of deferred acquisition costs during the second and third quarters of 2002. The equity rate of return used in the immediate four-year look-forward period varies by product, but was under 10% for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2003. For the average remaining life of our variable annuity contracts in force as of December 31, 2003, our evaluation of deferred policy acquisition costs is based on a 7.7% annual blended rate of return that reflects an assumed rate of return of 8.9% for equity type assets. Deterioration in market conditions may result in increases in the amortization of deferred policy acquisition costs, while further improvement in market conditions may result in a decrease in the amortization of deferred policy acquisition costs.

General, administrative and other expenses, excluding DAC amortization, increased $32.3 million from the prior year due to an increase in distribution expenses of $8.3 million and allocated operating expenses of $24 million. Distribution expenses, net of capitalization increased $8.3 million, as renewal commissions on term insurance, which have been growing due to the increasing renewal base, are not fully capitalizable. Operating expenses, in particular salary related expenses, are higher as a result of new business and the growing in-force business.


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

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, the Company's main exposure is the risk that asset-based fees may decrease as a result of declines in assets under management due to changes in market performance. For variable annuity and variable life insurance products with minimum guaranteed death and living benefits, the Company also faces the risk that declines in the value of underlying investments as a result of changes in securities prices may increase the Company's net exposure to death and living benefits under these contracts.

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


Insurance, Annuities, and Guaranteed Products Asset/Liability Management


The Company seeks to maintain interest rate and equity exposures within established ranges, which we periodically adjust based on market conditions and the design of related products sold to customers. Our risk managers establish investment risk limits for exposures to issuers, type of security or industry sector and oversee efforts to manage risk within policy constraints set by management and approved by the Board of Directors.

The Company uses duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling "duration mismatch" of assets and liabilities. The Company has a target duration mismatch level. As of December 31, 2003 and 2002, the difference between the pre-tax duration of assets and the target duration of liabilities in our duration-managed portfolios was within constraint limits. The Company considers risk-based capital implications in its asset/liability management strategies.

The Company also performs portfolio stress testing as part of its regulatory cash flow testing. In this testing, the Company evaluates the impact of altering the interest-sensitive assumptions under various moderately adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amount of redemptions and prepayments of fixed-income securities and lapses and surrenders of insurance products. The Company evaluates any shortfalls that this cash flow testing reveals to determine whether it needs to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Assets that subject the Company to interest rate risk include fixed maturities and policy loans. In the aggregate, the carrying value of these assets represented 72% of consolidated assets, other than assets that are held in Separate accounts, as of December 31, 2003 and 71% as of December 31, 2002. With respect to liabilities, the Company is exposed to interest rate risk through policyholder account balances relating to life insurance and annuity investment type contracts.

The Company assesses interest rate sensitivity for its financial assets, financial liabilities and derivatives using hypothetical test scenarios which assume both upward and downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift at December 31, 2003 and 2002, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect management's expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which would be expected to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

The below presentation excludes $3.213 billion and $2.961 billion of insurance reserves and deposit liabilities at December 31, 2003 and 2002, respectively. The Company believes that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in the following tables.

                                                                December 31, 2003
                                         ---------------------------------------------------------------
                                                                          Fair Value
                                                                          After + 100
                                                                          Basis Point
                                            Notional       Estimated       Parallel      Hypothetical
                                             Value           Fair         Yield Curve      Change in
                                         (Derivatives)       Value           Shift        Fair Value
                                         ---------------------------------------------------------------
Financial Assets with Interest Rate                                 (In millions)
Risk:
     Fixed Maturities Available for Sale          $  -       $  5,954          $ 5,759        $   (195)
     Policy Loans                                                 967              918             (49)

Derivatives:
     Futures                                         6              -                -               -
     Swaps                                          31             (4)              (4)              -

Financial Liabilities with Interest
Rate Risk:
     Investment Contracts                            -         (3,506)          (3,484)             22

                                                                                       ----------------
Total Estimated Potential Loss                                                                $   (222)
                                                                                       ================


                                                                December 31, 2002
                                         ---------------------------------------------------------------
                                                                          Fair Value
                                                                          After + 100
                                                                          Basis Point
                                            Notional       Estimated       Parallel      Hypothetical
                                             Value           Fair         Yield Curve      Change in
                                         (Derivatives)       Value           Shift        Fair Value
                                         ---------------------------------------------------------------
Financial Assets with Interest Rate                                 (In millions)
Risk:
     Fixed Maturities Available for               $  -       $  5,158          $ 5,007        $   (151)
Sale
     Policy Loans                                    -          1,031              967             (64)

Derivatives:
     Futures                                        12              -                -               -
     Swaps                                          36              2                1              (1)

Financial Liabilities with Interest
Rate Risk:
     Investment Contracts                            -         (2,907)          (2,875)             32

                                                                                       ----------------
Total Estimated Potential Loss                                                                   $(184)
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

Market Risk Related to Equity Prices
The Company does not have a significant general account investment in equity securities. For equity investments within the Separate Accounts, the investment risk is borne primarily by the contract holder rather than by the Company.

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

Foreign currency exchange risk is actively managed within specified limits at the enterprise (Prudential Insurance) level using Value-at-Risk ("VaR") analysis. This statistical technique estimates, at a specified confidence level, the potential pretax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. This calculation utilizes a variance/covariance approach. As of December 31, 2003 and December 31, 2002 foreign currency exposure was hedged.

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

Derivatives
Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, various financial indices, or the value of securities or commodities. Derivative financial instruments can be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forwards contracts. See Footnote 10 of the Notes to Consolidated Financial Statements as to the Company's derivative positions at December 31, 2003 and 2002. Under insurance statutes the Company may only use derivative securities in activities intended to offset changes in the market value of assets held, obligations, and anticipated transactions. These statutes prohibit the use of derivatives for speculation. The Company uses derivative financial instruments to manage market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or currency exposures arising from mismatches between assets and liabilities.

Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant

We have adopted a code of conduct, known as Making the Right Choices, which applies to our chief executive officer, chief financial officer and controller, as well as to our directors. Making the Right Choices contains a code of ethics, which is posted on the Prudential website at www.investor.prudential.com. Our code of ethics, any amendments and any waiver under our code of ethics granted to any of our directors or executive officers will be available free of charge on the Prudential website at www.investor.prudential.com.


Item 14.  Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial (the "Audit Committee") has appointed PricewaterhouseCoopers LLP as the independent auditors of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled "Item 2 - Ratification of the Appointment of Independent Auditors" in Prudential Financial's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 8, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2003.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K


         (a) (1) and (2) Financial Statements of the Registrant and its subsidiary are listed in the accompanying "Index to Consolidated Financial Statements" on page F-1 hereof and are filed as part of this Report.

         (a) (3) Exhibits

         Regulation S-K
         --------------

         2.       Not applicable.

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


         3b.      Reports on Form 8-K
                              None

         4. Exhibits

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

         9.       None.

         10.      None.

         11.      Not applicable.

         12.      Not applicable.

         13.      Not applicable.

         16.      Not applicable.

         18.      None.

         22.      None.

         23.      Not applicable.

         24.      Powers of attorney are filed herewith.

         31.1     Section 302 Certification of the Chief Executive Officer

         31.2     Section 302 Certification of the Chief Financial Officer

         32.1     Section 906 Certification of the Chief Executive Officer

         32.2     Section 906 Certification of the Chief Financial Officer

SIGNATURES
----------

Pursuant to the requirements of Section 13, or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Newark, and state of New Jersey on the 19th day of March 2004.

                          PRUCO LIFE INSURANCE COMPANY
                          (Registrant)


                          By:  /s/  Andrew J. Mako
                               -------------------
                               Andrew J. Mako
                           Chief Executive Officer
                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2004.

Name                                      Title
----                                      -----

Vivian L. Banta    *                      Chairman of the Board and Director
-----------------------------
Vivian L. Banta


James J. Avery, Jr.  *                    Vice Chairman of the Boardand Director
-----------------------------
James J. Avery, Jr.


/s/ Andrew J. Mako                        Director and Chief Executive Officer
-----------------------------
Andrew J. Mako


Ronald Paul Joelson   *                   Director
-----------------------------
Ronald Paul Joelson


Richard J. Carbone   *                    Director
-----------------------------
Richard J. Carbone


Helen M. Galt   *                         Director
-----------------------------
Helen M. Galt


David R. Odenath, Jr.   *                 Director
-----------------------------
David R. Odenath, Jr.


/s/ William J. Eckert, IV                 Vice President and
-----------------------------             Chief Financial Officer
William J. Eckert, IV
(Principal Accounting and Financial Officer)

                          * By: /s/ Thomas C. Castano
                                ---------------------
                                Thomas C. Castano
                                (Attorney-in-Fact)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                    FORM 10-K
                                  ANNUAL REPORT



                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      Consolidated Financial Statements and
                         Report of Independent Auditors

                           December 31, 2003 and 2002

                          PRUCO LIFE INSURANCE COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Financial Statements                                                                       Page No.
--------------------                                                                       --------




     PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES


     Report of Independent Auditors                                                           F - 2


     Consolidated Financial Statements:


         Consolidated Statements of Financial Position - December 31, 2003 and 2002           F - 3

         Consolidated Statements of Operations and Comprehensive Income
         Years ended December 31, 2003, 2002 and 2001                                         F - 4

         Consolidated Statements of Stockholder's Equity
         Years ended December 31, 2003, 2002 and 2001                                         F - 5

         Consolidated Statements of Cash Flows
         Years ended December 31, 2003, 2002 and 2001                                         F - 6

         Notes to the Consolidated Financial Statements                                       F - 7

                         Report of Independent Auditors
                         ------------------------------



To the Board of Directors and Stockholder of Pruco Life Insurance Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly-owned subsidiary of The Prudential Insurance Company of America) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" as of January 1, 2003.



/s/ PricewaterhouseCoopers LLP

New York, New York
February 10, 2004

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
December 31, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                                                                  2003               2002
                                                                              ------------       ------------
ASSETS
Fixed maturities available for sale,
   at fair value (amortized cost, 2003: $5,682,043, 2002: $4,921,691)         $  5,953,815       $  5,158,106
Policy loans                                                                       848,593            879,506
Short-term investments                                                             160,635            214,342
Other long-term investments                                                         89,478             91,021
                                                                              ------------       ------------
   Total investments                                                             7,052,521          6,342,975
Cash and cash equivalents                                                          253,564            436,182
Deferred policy acquisition costs                                                1,380,710          1,152,997
Accrued investment income                                                           96,790             86,125
Reinsurance recoverable                                                            517,410            400,671
Receivables from Parent and affiliates                                              53,138             53,599
Other assets                                                                        88,736             41,581
Separate account assets                                                         15,772,262         12,696,758
                                                                              ------------       ------------
TOTAL ASSETS                                                                  $ 25,215,131       $ 21,210,888
                                                                              ============       ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholders' account balances                                               $  5,582,633       $  4,855,761
Future policy benefits and other policyholder liabilities                        1,068,977            934,546
Cash collateral for loaned securities                                              431,571            225,518
Securities sold under agreements to repurchase                                      97,102            400,507
Income taxes payable                                                               335,665            245,252
Other liabilities                                                                  111,865            130,411
Separate account liabilities                                                    15,772,262         12,696,758
                                                                              ------------       ------------
Total liabilities                                                               23,400,075         19,488,753
                                                                              ------------       ------------

Contingencies (See Footnote 11)

Stockholder's Equity
Common stock, $10 par value;
       1,000,000 shares, authorized;
       250,000 shares, issued and outstanding                                        2,500              2,500
Paid-in-capital                                                                    459,654            466,748
Deferred compensation                                                                 (850)                 -
Retained earnings                                                                1,246,065          1,161,136
Accumulated other comprehensive income:
   Net unrealized investment gains                                                 107,690             91,754
   Foreign currency translation adjustments                                             (3)                (3)
                                                                              ------------       ------------
Accumulated other comprehensive income                                             107,687             91,751
                                                                              ------------       ------------
Total stockholder's equity                                                       1,815,056          1,722,135
                                                                              ------------       ------------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                                                       $ 25,215,131       $ 21,210,888
                                                                              ============       ============


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2003, 2002 and 2001 (in thousands)
--------------------------------------------------------------------------------

                                                               2003               2002                2001
                                                             ---------         ----------          ----------
REVENUES

Premiums                                                     $ 142,140         $  128,854          $   90,868
Policy charges and fee income                                  570,158            529,887             490,185
Net investment income                                          344,628            334,486             343,638
Realized investment losses, net                                 (2,770)           (68,037)            (60,476)
Asset management fees                                           13,218             11,397               7,897
Other income                                                    15,229             14,205               4,962
                                                             ---------         ----------          ----------

Total revenues                                               1,082,603            950,792             877,074
                                                             ---------         ----------          ----------

BENEFITS AND EXPENSES

Policyholders' benefits                                        332,114            275,251             256,080
Interest credited to policyholders' account balances           227,992            204,813             195,966
General, administrative and other expenses                     403,515            509,733             382,701
                                                             ---------         ----------          ----------

Total benefits and expenses                                    963,621            989,797             834,747
                                                             ---------         ----------          ----------

Income (loss) from operations before income taxes              118,982            (39,005)             42,327
                                                             ---------         ----------          ----------

Income Taxes:
   Current                                                     (69,617)           (64,656)            (98,956)
   Deferred                                                    103,666             12,153              73,701
                                                             ---------         ----------          ----------

Total income tax expense (benefit)                              34,049            (52,503)            (25,255)
                                                             ---------         ----------          ----------

NET INCOME                                                      84,933             13,498              67,582
                                                             ---------         ----------          ----------

Other comprehensive income, net of tax:

   Change in net unrealized investment gains                     8,379             57,036              29,988

   Foreign currency translation adjustments                          -                149               3,168
                                                             ---------         ----------          ----------

Other comprehensive income                                       8,379             57,185              33,156
                                                             ---------         ----------          ----------

TOTAL COMPREHENSIVE INCOME                                   $  93,312         $   70,683          $  100,738
                                                             =========         ==========          ==========



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Stockholder's Equity
Years Ended December 31, 2003, 2002 and 2001 (in thousands)

                                                                                                     Accumulated
                                                                                                        other           Total
                                       Common        Paid-in-      Retained         Deferred        comprehensive    stockholder's
                                       stock         capital       earnings       Compensation      income (loss)       equity
                                    ------------  -------------  -------------  ----------------  -----------------  ---------------

Balance, January 1, 2001               $ 2,500      $ 466,748    $ 1,361,924          $     -          $   1,410       $ 1,832,582

Net income                                   -              -         67,582                -                  -            67,582

Policy credits issued to eligible
policyholders                                -              -       (128,025)               -                  -          (128,025)

Dividends to Parent                          -              -       (153,816)               -                  -          (153,816)

Change in foreign currency
translation adjustments, net
of  taxes                                    -              -              -                -              3,168             3,168

Change in net unrealized investment
gains, net of taxes                          -              -              -                -             29,988            29,988
                                       -------      ---------    -----------          -------          ---------       -----------
Balance, December 31, 2001               2,500        466,748      1,147,665                -             34,566         1,651,479

Net income                                   -              -         13,498                -                  -            13,498

Adjustments to policy credits
issued to eligible policyholders             -              -            (27)               -                  -               (27)

Change in foreign currency
translation adjustments, net
of taxes                                     -              -              -                -                149               149

Change in net unrealized investment
gains, net of taxes                          -              -              -                -             57,036            57,036
                                       -------      ---------    -----------          -------          ---------       -----------
Balance, December 31, 2002               2,500        466,748      1,161,136                -             91,751         1,722,135

Net income                                   -              -         84,933                -                  -            84,933

Adjustments to policy credits
issued to eligible policyholders             -              -             (4)               -                  -                (4)

Purchase of fixed maturities from
an affiliate, net of taxes                   -         (7,557)             -                -              7,557                 -

Stock-based compensation programs            -            463              -             (850)                 -              (387)

Change in net unrealized investment
gains, net of taxes                          -              -              -                -              8,379             8,379
                                       -------      ---------    -----------          -------          ---------       -----------
Balance, December 31, 2003             $ 2,500      $ 459,654    $ 1,246,065          $  (850)         $ 107,687       $ 1,815,056
                                       =======      =========    ===========          =======          =========       ===========



                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001 (in thousands)
--------------------------------------------------------------------------------

                                                                    2003           2002             2001
                                                                ------------   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $     84,933   $     13,498     $     67,582
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Policy charges and fee income                                    (108,731)       (74,117)         (54,970)
   Interest credited to policyholders' account balances              227,992        204,813          195,966
   Realized investment losses, net                                     2,770         68,037           60,476
   Amortization and other non-cash items                              51,685        (78,452)         (49,594)
   Change in:
       Future policy benefits and other policyholders'
         liabilities                                                 134,431        126,316          105,368
       Reinsurance recoverable                                      (116,739)       (99,974)        (269,129)
       Accrued investment income                                     (10,665)        (8,692)           4,864
       Receivables from Parent and affiliates                            461        (28,025)          18,512
       Policy loans                                                   30,913         (5,441)         (40,645)
       Deferred policy acquisition costs                            (227,713)         6,833         (100,281)
       Income taxes payable/receivable                                90,413        (20,844)          38,839
       Deferred sales inducements                                    (47,100)       (20,071)         (12,143)
       Payable for policy credits to Separate Account
         policyholders                                                     -              -          115,973
       Other, net                                                    (18,988)        23,912          127,185
                                                                ------------   ------------     ------------
Cash Flows From Operating Activities                                  93,662        107,793          208,003
                                                                ------------   ------------     ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from the sale/maturity of:
       Fixed maturities available for sale                         2,506,887      1,834,129        2,653,798
   Payments for the purchase of:
       Fixed maturities available for sale                        (3,303,651)    (2,884,673)      (2,961,861)
   Cash collateral for loaned securities, net                        206,053         35,496            4,174
   Securities sold under agreement to repurchase, net               (303,405)       319,792          (23,383)
   Other long-term investments, net                                   (2,873)       (10,202)           1,305
   Short-term investments, net                                        53,705          1,256          (12,766)
                                                                ------------   ------------     ------------
Cash Flows Used In Investing Activities                             (843,284)      (704,202)        (338,733)
                                                                ------------   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Policyholders' account deposits                                 2,196,543      1,789,307        1,456,668
   Policyholders' account withdrawals                             (1,621,978)    (1,014,901)      (1,313,300)
   Cash dividend to Parent                                                 -              -          (26,048)
   Cash provided to affiliate                                              -              -          (65,476)
   Paid in capital transaction associated with the purchase
     of fixed maturities from an affiliate                            (7,557)             -                -
   Cash payments made to eligible policyholders                           (4)      (116,000)               -
                                                                ------------   ------------     ------------
Cash Flows From Financing Activities                                 567,004        658,406           51,844
                                                                ------------   ------------     ------------

   Net (decrease) increase in cash and cash equivalents             (182,618)        61,997          (78,886)
   Cash and cash equivalents, beginning of year                      436,182        374,185          453,071
                                                                ------------   ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $    253,564   $    436,182     $    374,185
                                                                ============   ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes (received) paid                                 $    (51,570)  $        546     $    (46,021)
                                                                ------------   ------------     ------------
NON-CASH TRANSACTIONS DURING THE YEAR
     Dividend paid with fixed maturities                        $          -   $          -     $     81,952
                                                                ------------   ------------     ------------
     Taiwan branch dividend paid with net assets/liabilities    $          -   $          -     $     45,816
                                                                ------------   ------------     ------------
     Policy credits issued to eligible policyholders            $          -   $          -     $    128,025
                                                                ------------   ------------     ------------


                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. BUSINESS

Pruco Life Insurance Company is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. Pruco Life Insurance Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") in the District of Columbia, Guam and in all states except New York. Pruco Life Insurance Company also had marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in Footnote 12 to the Financial Statements.

Pruco Life Insurance Company has three subsidiaries, which include one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey ("PLNJ") and two subsidiaries formed in 2003 for the purpose of acquiring municipal fixed maturities from an affiliated company (refer to related party footnote12). Pruco Life Insurance Company and its subsidiaries are referred to as "the Company" and all financial information is shown on a consolidated basis throughout this document.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of Pruco Life Insurance Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, as more fully described in Footnote 12. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

Stock Based Compensation
In 2003, Prudential Financial issued stock-based compensation including stock options, restricted stock, restricted stock units and performance shares. Effective January 1, 2003, Prudential Financial changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, "Accounting for stock Based Compensation" as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Accordingly, results of operations of the Company for the year ended December 31, 2003, include costs of $1.0 million associated with stock-based compensation issued by Prudential Financial to certain employees and non-employees of the Company and the statement of financial position at December 31, 2003, includes a reduction in equity for deferred compensation. Prior to January 1, 2003, Prudential Financial accounted for employee stock options using the intrinsic value method of APB No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Under this method, Prudential Financial and the Company did not recognize any stock-based compensation costs as all options granted had an exercise price equaled to the market value of Prudential Financial's Common Stock on the date of grant.

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

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short-term nature approximates fair value.

Other long-term investments consist of the Company's investments in joint ventures and partnerships in which the Company does not exercise control, derivatives held for purposes other than trading, investments in the Company's own separate accounts, commercial loans on real estate, and equity securities available for sale. Joint ventures and partnership interests are generally accounted for using the equity method of accounting, reduced for other than temporary declines in value. The Company's net income from investments in joint ventures and partnerships is generally included in "Net investment income." Separate accounts are carried at estimated fair value. Commercial loans on real estate are stated primarily at unpaid principal balances. Equity securities available for sale, comprised of common and non-redeemable preferred stock, are carried at estimated fair value. The cost of equity securities is written down to estimated fair value when a decline in value is considered to be other than temporary.

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

Cash and cash equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with maturities of three months or less when purchased.

Deferred sales inducement costs
The company provides sales inducements to contract holders, which primarily include an up-front bonus added to the contract holder's initial deposit and an enhanced crediting rate over the first year of the contract, for certain annuity contracts. These costs are deferred and recognized on the statement of financial position in other assets. They are amortized using the same methodology and assumptions used to amortized deferred policy acquisition costs. The amortization expense is included as a component of interest credited. As of December 31, 2003 and 2002, deferred sales inducement costs included in other assets were $82.1 million and $35.0 million, respectively.

Deferred policy acquisition costs
The Company is charged distribution expenses from Prudential's agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement. These costs include commissions and variable field office expenses. The Company is also allocated costs of policy issuance and underwriting from Prudential's general and administrative expense allocation system. The Company also is charged commissions from third parties, which are primarily capitalized.

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. For annuity products, the entire transfer-pricing fee is deemed to be related to the production of new annuity business and is capitalized. For life products, there is a look-through into the expenses incurred by the Prudential agency network and expenses that are considered to be related to the production of new insurance business are deferred. The cost of policy issuance and underwriting are also considered to be related primarily to the production of new insurance and annuity business and are fully capitalized.

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

Securities lending and securities repurchase agreements are used to generate net investment income. These instruments are short-term in nature (usually 30 days or less) and are collateralized by cash. The carrying amounts of these instruments approximate fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

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

Separate accounts represent funds for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the policyholders, with the exception of the Pruco Life Modified Guaranteed Annuity Account. The Pruco Life Modified Guaranteed Annuity Account is a non-unitized separate account, which funds the Modified Guaranteed Annuity Contract and the Market Value Adjustment Annuity Contract. Owners of the Pruco Life Modified Guaranteed Annuity and the Market Value Adjustment Annuity Contracts do not participate in the investment gain or loss from assets relating to such accounts. Such gain or loss is borne, in total, by the Company. Upon adoption of SOP 03-01 (described below) on January 1, 2004, the Company will reclassify this liability from Separate Account Liabilities to Policyholders' Account Balances.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other assets and other liabilities
Other assets consist primarily of deferred sales inducements costs (described previously), premiums due and deferred, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

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

Asset management fees
Beginning on February 1, 2002, the Company received asset management fee income from policyholder account balances invested in The Prudential Series Funds ("PSF"), which are a portfolio of mutual fund investments related to the Company's separate account products (refer to Note 12). In addition, the Company receives fees from policyholder account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income as earned.

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

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign currency or cash flow hedge ("foreign currency" hedge),
(4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. As of December 31, 2003, none of the Company's derivatives qualify for hedge accounting treatment.

If a derivative does not qualify for hedge accounting, it is recorded at fair value in "Other long-term investments" in the Consolidated Statements of Financial Position. All changes in fair value, including net receipts and payments are included in "Realized investment losses, net" without considering changes in the fair value of the economically associated assets or liabilities.

The Company occasionally is a party to a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in "Realized investment losses, net."

Income Taxes
The Company and its subsidiaries are members of the consolidated federal income tax return of Prudential Financial and file separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential Financial, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision. Deferred income taxes are generally recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to be realized.

New Accounting Pronouncements
In December 2003, the Financial Accounting Standards Board ("FASB") revised Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", which was originally issued in January 2003. FIN No. 46 addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns), or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. The Company adopted the Interpretation for relationships with VIEs that began on or after February 1, 2003, and on December 31, 2003 adopted the revised guidance for all relationships with VIEs that are special purpose entities ("SPEs"). The Company will implement the revised guidance to relationships with potential VIEs that are not SPEs as of March 31, 2004. The transition to the revised guidance for SPEs as of December 31, 2003 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. The Company does not believe the transition to the revised guidance on March 31, 2004, will have a material effect on the Company's consolidated financial position or results of operations.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC has developed the SOP to address the evolution of product designs since the issuance of Statement of Financial Accounting Standards ("SFAS") No. 60, "Accounting and Reporting by Insurance Enterprises," and SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" and the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

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

The Company will adopt the SOP effective January 1, 2004. The effect of initially adopting this SOP will be reported as a cumulative effect of a change in accounting principle in the 2004 results of operations, which the Company expects to be a charge of approximately $15 million before taxes or approximately $10 million, net of taxes. This charge is caused primarily by an increase in reserves for guaranteed minimum death benefits relating to our individual variable annuity contracts and the impact of converting certain individual market value adjusted annuity (MVA) contracts from separate account accounting treatment to general account accounting treatment.

In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments." Implementation Issue No. B36 indicates that a modified coinsurance arrangement ("modco"), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company's return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective October 1, 2003, the Company adopted the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. The application of Implementation Issue No. B36 did not have a material effect on the consolidated financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of company shares, or that represent an obligation to purchase a fixed number of company shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (such as amount and timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. The Company's adoption of SFAS No. 150, as of July 1, 2003, did not have an effect on the Company's consolidated financial position or results of operations.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of SFAS No. 146, such amounts were recorded upon the Company's commitment to a restructuring plan. The Company has adopted this statement for applicable transactions occurring on or after January 1, 2003.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees issued or modified after December 31, 2002. The January 1, 2003 adoption of the Interpretation's guidance did not have a material effect on the Company's financial position.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that an intangible asset acquired either individually or with a group of other assets shall initially be recognized and measured based on fair value. An intangible asset with a finite life is amortized over its useful life to the reporting entity; an intangible asset with an indefinite useful life, including goodwill, is not amortized. All indefinite lived intangible assets shall be tested for impairment in accordance with the statement. The Company adopted SFAS No. 142 as of January 1, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 eliminated the requirement that discontinued operations be measured at net realizable value or that entities include losses that have not yet occurred. SFAS No. 144 eliminated the exception to consolidation for a subsidiary for which control is likely to be temporary. The implementation of this provision was not material to the Company's financial position. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. An impairment for assets that are not to be disposed of is recognized only if the carrying amounts of long-lived assets are not recoverable and exceed their fair values. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations and cash flows that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 effective January 1, 2002.


Reclassifications
Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS
Fixed Maturities:

The following tables provide additional information relating to fixed maturities as of December 31:

                                                                              2003
                                                 ---------------------------------------------------------------
                                                                     Gross            Gross
                                                   Amortized       unrealized       unrealized       Estimated
                                                     cost            gains            losses        fair value
                                                  -----------    --------------   --------------  --------------
                                                                           (in thousands)
Fixed maturities available for sale
Bonds:
    U.S. Treasury securities and obligations of
        U.S. government corporations and
        agencies                                  $  215,305         $ 12,204          $    10      $  227,499

    States, municipalities and political
        subdivisions                                  47,603              961                -          48,564

    Foreign government bonds                          44,018            5,345               13          49,350

    Mortgage-backed securities                        93,730            1,929               19          95,640

    Public utilities                                 702,793           41,312            2,985         741,120

    All other corporate bonds                      4,577,918          220,845            8,021       4,790,742

Redeemable preferred stock                               676              224                -             900
                                                  -----------        --------          -------      ----------
Total fixed maturities available for sale         $5,682,043         $282,820          $11,048      $5,953,815
                                                  ===========        ========          =======      ==========


                                                                              2002
                                                 ---------------------------------------------------------------
                                                                      Gross            Gross
                                                   Amortized       unrealized       unrealized       Estimated
                                                      cost            gains           losses        fair value
                                                 -------------   --------------   --------------  --------------
                                                                      (in thousands)
Fixed maturities available for sale
Bonds:
    U.S. Treasury securities and obligations of
        U.S. government corporations and
        agencies                                  $  600,128         $ 11,898          $     1      $  612,025

    States, municipalities and political
        subdivisions                                     257                8                -             265

    Foreign government bonds                          45,981            4,707               44          50,644

    Mortgage-backed securities                       120,425            3,242               14         123,653

    Public utilities                                 508,456           28,955            5,826         531,585

    All other corporate bonds                      3,643,436          204,542           11,022       3,836,956

Redeemable preferred stock                             3,008              275              305           2,978
                                                  ----------         --------          -------      ----------
Total fixed maturities available for sale         $4,921,691         $253,627          $17,212      $5,158,106
                                                  ==========         ========          =======      ==========

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2003 is shown below:

                                                         Available for sale
                                               --------------------------------------
                                                  Amortized          Estimated fair
                                                    cost                 value
                                               ---------------    -------------------
                                                          (in thousands)

        Due in one year or less                  $  391,557            $   396,985

        Due after one year through five years     2,966,656              3,104,194

        Due after five years through ten years    1,602,296              1,698,945

        Due after ten years                         627,804                658,051

        Mortgage-backed securities                   93,730                 95,640
                                                  ---------            -----------
        Total                                    $5,682,043            $ 5,953,815
                                                 ==========            ===========

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2003, 2002, and 2001, were $1,956.5 million, $1,607.1 million and $2,380.4 million respectively. Proceeds from the maturity of fixed maturities available for sale during 2003, 2002, and 2001, were $550.4 million, $227.0 million, and $273.4 million, respectively. Gross gains of $20.8 million, $20.0 million, and $40.3 million and gross losses of $6.8 million, $48.2 million, and $47.7 million were realized on those sales during 2003, 2002, and 2001, respectively.

Writedowns for impairments, which were deemed to be other than temporary for fixed maturities were $12.4 million, $27.8 million, and $53.5 million for the years, ended December 31, 2003, 2002 and 2001, respectively.



Other Long-Term Investments
The following table provides information relating to other long-term investments as of December 31:

                                                           2003                 2002
                                                         -------              -------
                                                                 (in thousands)
         Joint ventures and limited partnerships         $37,321              $ 36,502
         Company's investment in Separate
           accounts                                       55,214                45,370
         Derivatives for other than trading               (3,585)                1,984
         Commercials loans on real estate                    249                 6,966
         Equity securities                                   279                   199
                                                        --------              --------
         Total other long- term investments             $ 89,478              $ 91,021
                                                        ========              ========

The Company's share of net income from the joint ventures was $2.4 million, $1.4 million, and $1.6 million, for the years ended December 31, 2003, 2002, and 2001, respectively, and is reported in "Net investment income." Mortgage interest on commercial loans on real estate was $0.9 million, $0.8 million, and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is also reported in "Net investment income."

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                                               2003                2002              2001
                                                             ----------         ----------       ------------
                                                                              (in thousands)

  Fixed maturities available for sale                        $  295,357         $  275,843       $    279,477
  Policy loans                                                   46,750             49,436             48,149
  Short-term investments and cash equivalents                     7,357             13,540             24,253
  Other                                                           7,821              8,128              6,997
                                                             ----------         ----------       ------------
  Gross investment income                                       357,285            346,947            358,876
       Less: investment expenses                                (12,657)           (12,461)           (15,238)
                                                             ----------         ----------       ------------
  Net investment income                                      $  344,628         $  334,486       $    343,638
                                                             ==========         ==========       ============


Realized investment losses, net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

                                                               2003                2002               2001
                                                             ----------         ----------       ------------
                                                                              (in thousands)

  Fixed maturities available for sale                        $    1,567         $  (56,039)      $    (60,924)
  Derivatives                                                    (6,629)           (11,746)            (1,396)
  Other                                                           2,292               (252)             1,844
                                                             ----------         ----------       ------------
  Realized investment losses, net                            $   (2,770)        $  (68,037)      $    (60,476)
                                                             ==========         ==========       ============



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

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

                                                                                                             Accumulated
                                                                                                                other
                                                                                                            comprehensive
                                                                                                            income (loss)
                                                                 Deferred                       Deferred   related to net
                                              Unrealized          policy      Policyholders'   income tax    unrealized
                                            gains (losses)     acquisition       account      (liability)    investment
                                            on investments        costs         balances        benefit    gains (losses)
                                           ----------------  ---------------- --------------  ------------ --------------
                                                                               (in thousands)
Balance, January 1, 2001                         $   6,635      $      910        $   (155)    $  (2,660)     $   4,730
Net investment gains on investments
arising during the period                           22,007               -               -        (7,922)        14,085

Reclassification adjustment for losses
included in net income                              60,980               -               -       (21,953)        39,027

Impact of net unrealized investment
gains(losses) on deferred policy                         -         (41,223)              -        14,840        (26,383)
acquisition costs
Impact of net unrealized investment gains
(losses) on policyholders' account balances              -               -           5,092        (1,833)         3,259
                                                 ---------      ----------       ---------     ---------      ---------
Balance, December 31, 2001                          89,622         (40,313)          4,937       (19,528)        34,718
Net investment gains on investments
arising during the period                           90,774               -               -       (32,679)        58,095

Reclassification adjustment for losses
included in net income                              56,117               -               -       (20,202)        35,915

Impact of net unrealized investment
gains(losses) on deferred policy
acquisition costs                                        -         (67,053)              -        24,139        (42,914)
Impact of net unrealized investment gains
(losses) on policyholders' account balances              -               -           9,281        (3,341)         5,940
                                                 ---------      ----------       ---------     ---------      ---------
Balance, December 31, 2002                         236,513        (107,366)         14,218       (51,611)        91,754
Net investment gains on investments
arising during the period                           25,794               -               -        (9,330)        16,464

Purchase of fixed maturities from an                11,659               -               -        (4,102)         7,557
affiliate (see Note 12)

Reclassification adjustment for gains
included in net income                              (2,177)              -               -           784         (1,393)

Impact of net unrealized investment gains
(losses) on deferred policy acquisition                  -         (13,999)              -         5,040         (8,959)
costs

Impact of net unrealized investment gains
(losses) on policyholders' account balances              -               -           3,543        (1,276)         2,267
                                                 ---------      ----------       ---------     ---------      ---------
Balance, December 31, 2003                       $ 271,789      $ (121,365)      $  17,761     $ (60,495)     $ 107,690
                                                 =========      ==========       =========     =========      =========

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

The table below presents unrealized gains (losses) on investments by asset class at December 31,

                                                        2003                 2002                 2001
                                                     ---------             ---------            ---------
                                                                        (in thousands)
    Fixed maturities                                 $ 271,772             $ 236,415            $  89,420
    Other long-term investments                             17                    98                  202
                                                     ---------             ---------            ---------
    Unrealized gains/losses on investments           $ 271,789             $ 236,513            $  89,622
                                                     =========             =========            =========

Included in other long-term investments are equity securities.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2003:

                                               Less than twelve            Twelve months or
                                                    months                       more                     Total
                                            -----------------------     ----------------------    -----------------------
                                            Fair       Unrealized       Fair      Unrealized      Fair      Unrealized
                                            Value      Losses           Value     Losses          Value     Losses
                                            -----------------------     ----------------------    -----------------------
                                                                           (in thousands)
Fixed maturities:
U.S. Treasury securities and obligations
of U.S. government corporations and agencies $  6,153    $     10        $     -    $    -         $  6,153     $     10
Foreign government bonds                          288          13              -         -              288           13
US Corporate securities                       668,497      10,622         39,571       383          708,068       11,005
Mortgage-backed securities                     15,060          20              -         -           15,060           20
                                             --------    --------        -------    ------         --------     --------
Total                                        $689,998    $ 10,665        $39,571    $  383         $729,569     $ 11,048
                                             ========    ========        =======    ======         ========     ========


As of December 31, 2003, gross unrealized losses on fixed maturities totaled $11.0 million comprising 180 issuers. Of this amount, there was $10.6 million in the less than twelve months category comprising 161 issuers and $.4 million in the greater than twelve months category comprising 19 issuers. There were no individual issuers with gross unrealized losses greater than $1.2 million. The $11.0 million of gross unrealized losses is comprised of investment grade securities. The $.4 million of gross unrealized losses of twelve months or more were concentrated in the finance sector. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2), we have concluded that an adjustment for other than temporary impairments is not warranted at December 31, 2003.


Included in other long-term investments are equity securities, which have been in a loss position for less than 12 months with a fair value of $191 thousand and a gross unrealized loss of $65 thousand.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2003 and 2002, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Consolidated Statements of Financial Position were $508.6 million and $613.6 million, respectively.

Fixed maturities of $3.9 million at December 31, 2003 and $2.9 million at December 31, 2002, respectively, were on deposit with governmental authorities or trustees as required by certain insurance laws.


4. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

                                                               2003             2002              2001
                                                           -----------       -----------     -----------
                                                                           (in thousands)
Balance, beginning of year                                  $1,152,997       $1,159,830      $ 1,132,653
Capitalization of commissions, sales and issue expenses        371,650          328,658          295,823
Amortization                                                  (129,938)        (268,438)        (156,092)
Change in unrealized investment gains                          (13,999)         (67,053)         (41,223)
Foreign currency translation                                         -                -            1,773
Transfer of Taiwan branch balance to an affiliated company           -                -          (73,104)
                                                           -----------       ----------      -----------
Balance, end of year                                       $ 1,380,710       $1,152,997      $ 1,159,830
                                                           ===========       ==========      ===========

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5. POLICYHOLDERS' LIABILITIES

Future policy benefits and other policyholder liabilities at December 31, are as follows:

                                                        2003                  2002
                                                    -----------            ---------
                                                              (in thousands)
         Life insurance - domestic                  $   646,953            $ 578,211
         Life insurance - Taiwan                        376,033              311,300
         Individual annuities                            33,598               31,830
         Group annuities                                 12,393               13,205
                                                    -----------            ---------
         Total future policy benefits               $ 1,068,977            $ 934,546
                                                    ===========            =========

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

Future policy benefits for individual and group annuities are equal to the aggregate of 1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) any premium deficiency reserves. Assumptions as to mortality are based on the Company's experience when the basis of the reserve is established. The interest rates used in the determination of the individual annuities reserves range from 6.00% to 11.00%, with less than 12% of the reserves based on an interest rate in excess of 8%. The interest rate used in the determination of group annuities reserves is 14.75%.

Policyholders' account balances at December 31, are as follows:

                                                         2003                     2002
                                                      ----------               ----------
                                                                (in thousands)

         Interest-sensitive life contracts            $2,270,703               $2,102,179
         Individual annuities                          2,244,314                1,593,703
         Guaranteed investment contracts               1,067,616                1,159,879
                                                      ----------               ----------
         Total policyholders' account balances        $5,582,633               $4,855,761
                                                      ==========               ==========

Policyholders' account balances for interest-sensitive life, individual annuities, and guaranteed investment contracts represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges. Interest crediting rates range from 4.00% to 6.10% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 1.50% to 12.00%, with less than 1% of policyholders' account balances with interest crediting rates in excess of 8%. Interest crediting rates for guaranteed investment contracts range from 3.02% to 8.03%, with less than 1% of policyholders' account balances with interest crediting rates in excess of 8%.

6. REINSURANCE

The Company participates in reinsurance with affiliated companies, Prudential Insurance, Prudential of Taiwan, and Pruco Re Ltd., and other unaffiliated companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Cost of reinsurance is amortized over the life of the underlying reinsured contracts also using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements, including the Company's reinsurance of all its Taiwanese business as of February 1, 2001, are described further in Note 12.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6. REINSURANCE (continued)
Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, are as follows:

                                                             2003            2002                2001
                                                           --------        --------            --------
                                                                          (in thousands)
       Direct premiums and policy charges and fee income   $878,669        $862,723            $686,887
            Reinsurance assumed                                   -               -                 162
            Reinsurance ceded                              (166,371)       (203,982)           (105,996)
                                                           --------        --------            --------
       Premiums and policy charges and fee income          $712,298        $658,741            $581,053
       Policyholders' benefits ceded                       $ 99,229        $ 70,327            $ 23,733


Reinsurance ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company's Consolidated Statements of Financial Position at December 31, were as follows:

                                                              2003                2002
                                                           ---------           ---------
                                                                    (in thousands)

         Domestic life insurance - affiliated              $  66,837           $  45,029
         Domestic life insurance - unaffiliated               62,147              31,137
         Other reinsurance - affiliated                       12,393              13,205

         Taiwan life insurance-affiliated                    376,033             311,300
                                                           ---------           ---------
                                                           $ 517,410           $ 400,671
                                                           =========           =========


The gross and net amounts of life insurance in force at December 31, were as follows:

                                                        2003                 2002                   2001
                                                   -------------         -------------          ------------
                                                                        (in thousands)

         Life insurance face amount in force       $ 158,488,681         $ 118,381,408          $ 84,317,628
         Ceded to other companies                    (81,095,301)          (49,113,635)          (25,166,264)
                                                   -------------         -------------          ------------
         Net amount of life insurance in force     $  77,393,380         $  69,267,773          $ 59,151,364
                                                   =============         =============          ============

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.  INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, are as follows:

                                                               2003               2002               2001
                                                            ---------           ---------         ----------
                                                                              (in thousands)
     Current tax (benefit) expense:
        U.S.                                                  (69,836)          $ (65,004)        $ (100,946)
        State and local                                           219                 309              1,866
        Foreign                                                     -                  39                124
                                                            ---------           ---------         ----------
        Total                                                 (69,617)            (64,656)           (98,956)
                                                            ---------           ---------         ----------


     Deferred tax expense (benefit):
        U.S.                                                  102,685              15,709             76,155
        State and local                                           981              (3,556)            (2,454)
                                                            ---------           ---------         ----------
        Total                                                 103,666              12,153             73,701
                                                            ---------           ---------         ----------

     Total income tax expense (benefit)                     $  34,049           $ (52,503)        $  (25,255)
                                                            =========           =========         ==========

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes for the following reasons:

                                                               2003               2002               2001
                                                            ---------           ---------         ----------
                                                                              (in thousands)

     Expected federal income tax (benefit) expense          $  41,644           $ (13,652)        $   14,814
         State and local income taxes                             781              (2,111)              (382)
         Non taxable investment income                        (12,165)            (41,745)           (38,693)
         Incorporation of Taiwan branch                           443               7,545             (1,774)
         Other                                                  3,346              (2,540)               780
                                                            ---------           ---------         ----------
         Total income tax expense (benefit)                 $  34,049           $ (52,503)        $  (25,255)
                                                            =========           =========         ==========

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                            2003                    2002
                                                          ---------               ---------
                                                                   (in thousands)
              Deferred tax assets
                   Insurance reserves                     $  14,875               $  24,976
                   Tax loss carry forwards                   12,731                  23,706
                   Other                                      6,419                   3,871
                                                          ---------               ---------
                   Deferred tax assets                       34,025                  52,553
                                                          ---------               ---------

              Deferred tax liabilities
                   Deferred acquisition costs               383,712                 312,150
                   Net unrealized gains on securities        96,998                  85,145
                   Investments                               24,804                  18,299
                                                          ---------               ---------
                   Deferred tax liabilities                 505,514                 415,594
                                                          ---------               ---------
              Net deferred tax liability                  $ 471,489               $ 363,041
                                                          =========               =========


Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7. INCOME TAXES (continued)

Management believes that based on its historical pattern of taxable income, the Company and its subsidiaries will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2003 and 2002, respectively, the Company had state operating loss carryforwards of $826 million and $592 million, which expire by 2018. At December 31, 2002 the Company had federal and state capital loss carryforwards of $40 million.

The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1996. The Service has begun its examination of 1997 through 2001. Management believes sufficient provisions have been made for potential adjustments.

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

Statutory net income (loss) for the Pruco Life Insurance Company of Arizona amounted to $(140.7) million, $(238.8) million, and $71.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. Statutory surplus of Pruco Life Insurance Company of Arizona amounted to $517.4 million and $471.0 million at December 31, 2003 and 2002, respectively. The statutory losses in 2003 and 2002 were primarily attributed to the surplus strain from new business, which results from higher commissions and selling expenses that are not deferred under statutory accounting, and from increases to reserves.

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted the Codification of Statutory Accounting Principles guidance ("Codification"), which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting as of January 1, 2001. Codification provided guidance for areas where statutory accounting had been silent and changed current statutory accounting in certain areas. The Company adopted the Codification guidance effective January 1, 2001. As a result of these changes, the Company reported an increase to statutory surplus of $81 million, primarily relating to the recognition of deferred tax assets.

As mentioned above, the Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

In 2001, the Company received approval from the Arizona Department of Insurance to treat, as assumption reinsurance, the transfer of Pruco Life of Taiwan (Pruco Taiwan) business to a sister company Prudential Life Insurance Company of Taiwan, Inc. (Prudential of Taiwan). According to Statement of Statutory Accounting Principles #61, Life, Deposit-Type and Accident and Health Reinsurance of the NAIC Accounting Practices and Procedures Manual, this type of transfer of business would be treated as indemnity reinsurance rather than assumption reinsurance because there is no concept of novation under Taiwanese law. However, other than not meeting the strict requirements for a novation, the transfer of Pruco Taiwan's business has the other elements of assumption reinsurance. The effect of this permitted practice was an increase to statutory capital of $113.7 million as of December 31, 2003, 2002, and 2001. The GAAP accounting treatment for this transaction is discussed in Note 12.

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, the Company would not be permitted a dividend distribution without prior approval in 2004.

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

Fixed maturities
Estimated fair values for fixed maturities, other than private placement securities, are based on quoted market prices or estimates from independent pricing services. Generally, fair values for private placement securities are estimated using a discounted cash flow model which considers the current market spreads between the U.S. Treasury yield curve and corporate bond yield curve, adjusted for the type of issue, its current credit quality and its remaining average life. The estimated fair value of certain non-performing private placement securities is based on amounts estimated by management.

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

Derivative financial instruments
Refer to Note 10 for the disclosure of fair values on these instruments.

The following table discloses the carrying amounts and estimated fair values of the Company's financial instruments at December 31:

                                                          2003                                  2002
                                            ----------------------------------    -------------------------------
                                               Carrying          Estimated            Carrying       Estimated
                                                 value           fair value            value         fair value
                                            ---------------  -----------------    --------------- ---------------
                                                                      (in thousands)
Financial assets:

   Fixed maturities available for sale        $5,953,815         $5,953,815        $ 5,158,106     $ 5,158,106
   Policy loans                                  848,593            967,547            879,506       1,031,169
   Short-term investments                        160,635            160,635            214,342         214,342
   Cash and cash equivalents                     253,564            253,564            436,182         436,182
   Separate account assets                    15,772,262         15,772,262         12,696,758      12,696,758

Financial liabilities:
   Investment contracts                        3,438,721          3,505,697          2,830,511       2,906,692
   Cash collateral for loaned securities         431,571            431,571            225,518         225,518
   Securities sold under repurchase
     agreements                                   97,102             97,102            400,507         400,507
   Separate account liabilities               15,772,262         15,772,262         12,696,758      12,696,758

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

Treasury futures are used to hedge duration mismatches between assets and liabilities. Treasury futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

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

The table below summarizes the Company's outstanding positions by derivative instrument types as of December 31, 2003 and 2002. All of the derivatives are carried on the Consolidated Statements of Financial Position at estimated fair value.

                                                        Derivatives
                                           2003                         2002
                               ----------------------------    ------------------------
                                               Estimated                    Estimated
                                 Notional      fair value       Notional   fair value
                               ----------------------------    ------------------------
                                                    (in thousands)
    Non-Hedge Accounting

    Swap instruments:
    Interest rate                 $13,750            $258        $14,405        $ 414
    Currency                       16,818          (3,851)        21,244        1,571

    Future contracts:
    US Treasury futures             5,600              (3)        12,400         (407)

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10. DERIVATIVE AND OFF-BALANCE SHEET CREDIT-RELATED INSTRUMENTS (continued)

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

Prudential Insurance and its affiliates have received formal requests for information relating to their variable annuity business from regulators and governmental authorities. The regulators and authorities include, among others, the Securities and Exchange Commission, the NASD and the State of New York Attorney General's Office. Prudential Insurance and its affiliates are cooperating with all such inquiries and are conducting their own internal review.

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

Litigation
The Company is subject to legal and regulatory actions in the ordinary course of their businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

The Company's general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. Beginning in 2003, general and administrative expenses also includes allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial.

The Company is charged distribution expenses from Prudential's agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income
In accordance with a revenue sharing agreement with Prudential Investments LLC, which began on February 1, 2002, the Company receives fee income from policyholder account balances invested in the Prudential Series Funds ("PSF"). These revenues are recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance
The Company has sold four Corporate Owned Life Insurance ("COLI") policies to Prudential Insurance. The cash surrender value included in separate accounts for the COLI policies was $1,018.3 million and $835.6 million at December 31, 2003 and December 31, 2002, respectively. Fees related to the COLI policies were $12.2 million, $21.0 million and $7.0 million for the years ending December 31, 2003, 2002, and 2001.

Reinsurance with affiliates
Pruco Reinsurance Ltd. reinsurance agreement
During September 2003, the Company implemented an agreement to reinsure its term life insurance policies known as Term Elite and Term Essential with an affiliated company, Pruco Reinsurance Ltd. ("Pruco Re"). The Company will reinsure with Pruco Re a significant portion of the risks under such policies through an automatic and facultative coinsurance agreement ("Agreement"). This Agreement covers all significant risks under the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. The initial cost of this transaction of $7.5 million was deferred and will be amortized over the life of the underlying insurance policies; $.9 million was amortized in 2003 and is recorded in other income. Reinsurance recoverables related to this transaction are $28.6 million, which includes the unamortized portion of the initial cost of $6.6 million. Premiums and benefits ceded in 2003 were $30.9 million and $5.7 million, respectively.

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

Affiliated premiums ceded from domestic life reinsurance agreements, excluding Pruco Re for the periods ended December 31, 2003, 2002, and 2001 were $12.4 million, $11.1 million, and $9.9 million respectively. Affiliated benefits ceded, excluding Pruco Re, for the periods ended December 31, 2003, 2002, and 2001 from domestic life reinsurance agreements are $38.0 million, $32.5 million, and $0.

Group annuities affiliated benefits ceded were $2.6 million in 2003, $2.9 million in 2002, and $3.0 million in 2001.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12. RELATED PARTY TRANSACTIONS (Continued)

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

Affiliated premiums ceded for the periods ended December 31, 2003, 2002 and 2001 from the Taiwan coinsurance agreement were $83.7 million, $79.6 million and $82.5 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2003, 2002 and 2001; from the Taiwan coinsurance agreement were $13.5 million, $14.2 million and $12.9 million, respectively.

Included in the total reinsurance recoverable balances for both domestic (including Pruco Re) and Taiwan agreements were affiliated reinsurance recoverables of $455.3 million and $369.5 million at December 31, 2003 and December 31, 2002, respectively. Of these affiliated amounts, the reinsurance recoverable related to the Taiwan coinsurance agreement was $376.0 million and $311.3 million at December 31, 2003 and December 31, 2002, respectively.

Purchase of fixed maturities from an affiliate
During 2003, Pruco Life Insurance Company invested $111.7 million in the preferred stock of two Delaware corporations (the "DE Subs"), which were created to acquire municipal fixed maturity investments from an affiliate of the Company. The DE Subs are included in the Company's consolidated financial statements. Prudential Financial, Inc., the Company's ultimate parent company, owns a nominal common stock investment in each of the DE Subs.

The DE Subs purchased municipal fixed maturity investments for $111.7 million, the acquisition-date fair value, but reflected the investments at historic amortized cost of the affiliate. The difference between the historic amortized cost and the fair value, net of taxes was reflected as a reduction to paid-in-capital. The fixed maturity investments are categorized in the Company's consolidated balance sheet as available-for-sale debt securities, and are therefore carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income.

In addition, Pruco Life Insurance Company also purchased corporate fixed maturities with a fair value of $52.3 million from the same affiliate. These investments were reflected in the same manner as is described above, with the difference between the historic amortized cost and the fair value, net of taxes reflected as a reduction of paid-in-capital with an offsetting increase to accumulated other comprehensive income. The difference between the historic amortized cost and the fair value, net of taxes for both the municipal securities and the corporate securities was $7.6 million.



Debt Agreements
The Company has a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility cannot be more than $800 million. As of December 31, 2003 and 2002, there was $529 million and $626 million, respectively, of asset-based financing. There was no debt outstanding to Prudential Funding, LLC as of December 31, 2003 or December 31, 2002.

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are summarized in the table below:

                                                                    Three months ended
                                              ---------------------------------------------------------------
                                                 March 31        June 30      September 30    December 31
                                              ---------------------------------------------------------------
2003                                                                 (in thousands)
Total revenues                                      $ 257,500       $275,850       $ 275,201       $ 274,052
Total benefits and expenses                           234,344        247,572         246,203         235,502
Income (loss) from operations before income
taxes                                                  23,156         28,278          28,998          38,550
Net income (loss)                                      18,712         21,805          19,171          25,245
                                              ---------------------------------------------------------------
                                              ---------------------------------------------------------------
2002                                                                 (in thousands)
Total revenues                                      $ 224,036      $ 220,233       $ 231,399       $ 275,124
Total benefits and expenses                           199,355        245,823         295,123         249,496
Income (loss) from operations before income taxes      24,681        (25,590)        (63,724)         25,628
Net income (loss)                                      19,471        (17,264)        (28,554)         39,845