Form 10-Q
period 2004-03-31
PRUCO LIFE INSURANCE CO
filed 2004-05-14
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)

                ARIZONA                                  22-1944557
     -----------------------------            --------------------------------
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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2004. Common stock, par value of $10 per share: 250,000 shares outstanding

         PRUCO LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (A) AND (B) ON FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. (Unaudited) Financial Statements

         Consolidated Statements of Financial Position
         As of March 31, 2004 and December 31, 2003                         3

         Consolidated Statements of Operations and Comprehensive Income
         Three months ended March 31, 2004 and 2003                         4

         Consolidated Statements of Stockholder's Equity
         Periods ended March 31, 2004 and December 31, 2003 and 2002        5

         Consolidated Statements of Cash Flows
         Three months ended March 31, 2004 and 2003                         6

         Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           9

Item 4. Controls and Procedures                                            11

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1. Legal proceedings                                                  12

Item 6. Exhibits and Reports on Form 8-K                                   12

Signatures                                                                 14

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

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 MARCH 31,        DECEMBER 31,
                                                                                   2004              2003
                                                                                -----------       -----------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2004: $6,108,585; 2003: $5,682,043)          $ 6,466,870       $ 5,953,815
Policy loans                                                                        851,016           848,593
Short-term investments                                                              174,784           160,635
Other long-term investments                                                          63,557            89,478
                                                                                -----------       -----------
     Total investments                                                            7,556,227         7,052,521
Cash and cash equivalents                                                           230,377           253,564
Deferred policy acquisition costs                                                 1,376,853         1,380,710
Accrued investment income                                                           108,553            96,790
Reinsurance recoverable                                                             558,295           517,410
Receivables from Parent and affiliates                                               43,846            53,138
Deferred sales inducements and other assets                                         102,680            88,736
assets                                                                           15,894,652        15,772,262
                                                                                -----------       -----------
TOTAL ASSETS                                                                    $25,871,483       $25,215,131
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                                 $ 6,019,840       $ 5,582,633
Future policy benefits and other policyholder liabilities                         1,185,826         1,068,977
Cash collateral for loaned securities                                               422,162           431,571
Securities sold under agreement to repurchase                                        63,491            97,102
Income taxes payable                                                                349,493           335,665
Other liabilities                                                                    80,874           111,865
Separate account liabilities                                                     15,894,652        15,772,262
                                                                                -----------       -----------
TOTAL LIABILITIES                                                                24,016,338        23,400,075
                                                                                -----------       -----------

CONTINGENCIES (SEE FOOTNOTE 2)

STOCKHOLDER'S EQUITY
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                        2,500             2,500
Paid-in-capital                                                                     459,779           459,654
Deferred compensation                                                                (1,995)             (850)
Retained earnings                                                                 1,268,454         1,246,065
Accumulated other comprehensive income                                              126,407           107,687
                                                                                -----------       -----------
TOTAL STOCKHOLDER'S EQUITY                                                        1,855,145         1,815,056
                                                                                -----------       -----------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                       $25,871,483       $25,215,131
                                                                                ===========       ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,

                                                                    2004                2003
                                                                 ----------           ---------
REVENUES

Premiums                                                          $ 27,825            $  41,249
Policy charges and fee income                                      155,835              136,244
Net investment income                                               92,484               84,553
Realized investment gains (losses), net                              5,969               (9,659)
Asset management fees                                                3,827                2,904
Other income                                                         8,372                2,209
                                                                 ---------            ---------

TOTAL REVENUES                                                     294,312              257,500
                                                                 ---------            ---------

BENEFITS AND EXPENSES

Policyholders' benefits                                             68,045               86,461
Interest credited to policyholders' account balances                61,161               51,502
General, administrative and other expenses                         125,190               96,381
                                                                 ---------            ---------

TOTAL BENEFITS AND EXPENSES                                        254,396              234,344
                                                                 ---------            ---------

Income from operations before income taxes                          39,916               23,156

Income tax expense                                                   8,377                4,444
                                                                 ---------            ---------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                31,539               18,712

Cumulative effect of change in accounting principle, net of tax     (9,150)                   -
                                                                 ---------            ---------
NET INCOME                                                          22,389               18,712
                                                                 ---------            ---------

Change in net unrealized investment gains, net of taxes             14,690               11,082
Cumulative effect of accounting change, net of taxes                 4,030                    -
                                                                 ---------            ---------
Other comprehensive income, net of tax                              18,720               11,082
                                                                 ---------            ---------

TOTAL COMPREHENSIVE INCOME                                        $ 41,109            $  29,794
                                                                 =========            =========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)
PERIODS ENDED MARCH 31, 2004 AND DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                                                                       OTHER             TOTAL
                                          COMMON      PAID-IN-       RETAINED         DEFERRED     COMPREHENSIVE     STOCKHOLDER'S
                                          STOCK       CAPITAL        EARNINGS       COMPENSATION    INCOME (LOSS)       EQUITY
                                        ---------    ---------     ----------       ------------   --------------    --------------
BALANCE, JANUARY 1, 2002                $ 2,500      $466,748      $1,147,665           $     -        $  34,566        $ 1,651,479

Net income                                    -             -          13,498                 -                -             13,498

Adjustments to policy credits
issued to eligible policyholders              -             -             (27)                -                -                (27)

Change in foreign currency
translation adjustments, net of
taxes                                         -             -               -                 -              149                149

Change in net unrealized investment
gains, net of taxes                           -             -               -                 -           57,036             57,036
                                        -------      --------      ----------          --------       ----------        -----------
BALANCE, DECEMBER 31, 2002                2,500       466,748       1,161,136                 -           91,571          1,722,135

Net income                                    -             -          84,933                 -                -             84,933

Adjustments to policy credits
issued to eligible policyholders              -             -              (4)                -                -                 (4)

Purchase of fixed maturities from
an affiliate, net of taxes                    -        (7,557)              -                 -            7,557                  -

Stock-based compensation programs             -           463               -              (850)               -               (387)

Change in net unrealized investment
gains, net of taxes                           -             -               -                 -            8,379              8,379
                                        -------      --------      ----------          --------       ----------        -----------
BALANCE, DECEMBER 31, 2003                2,500       459,654       1,246,065              (850)         107,687          1,815,056

Net income                                    -             -          22,389                 -                -             22,389

Stock-based compensation programs             -           125               -            (1,145)               -             (1,020)

Cumulative effect of change in
accounting principle, net of taxes            -             -               -                 -            4,030              4,030

Change in net unrealized investment
gains, net of taxes                           -             -               -                 -           14,690             14,690
                                        -------      --------      ----------          --------       ----------        -----------

BALANCE, MARCH 31, 2004                 $ 2,500      $459,779      $1,268,454          $ (1,995)      $  126,407        $ 1,855,145
                                        =======      ========      ==========          ========       ==========        ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      2004             2003
                                                                   ---------         ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income                                                         $  22,389         $  18,712
Adjustments to reconcile net income to net cash from
     (used in) operating activities:
     Policy charges and fee income                                   (31,906)          (24,218)
     Interest credited to policyholders' account balances             61,161            51,502
     Realized investment (gains) losses, net                          (5,969)            9,659
     Amortization and other non-cash items                           (74,365)             (117)
     Cumulative effect of accounting change                            9,150                 -
     Change in:
         Future policy benefits and other policyholders'
            liabilities                                               72,111             9,381
         Reinsurance recoverable                                     (40,885)            5,617
         Accrued investment income                                    (5,483)           (8,560)
         Receivables from Parent and affiliates                        9,292            (5,270)
         Policy loans                                                 (2,423)            7,919
         Deferred policy acquisition costs                            26,961           (37,747)
         Income taxes payable/receivable                              18,974            89,970
         Deferred sales inducements and other assets                 (13,948)          (12,409)
         Other, net                                                  (34,629)           (5,842)
                                                                   ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                  10,430            98,597
                                                                   ---------         ---------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities available for sale                         480,139           707,245
     Payments for the purchase of:
         Fixed maturities available for sale                        (512,180)         (946,530)
     Cash collateral for loaned securities, net                       (9,409)           35,624
     Securities sold under agreement to repurchase, net              (33,611)           (9,763)
     Other long-term investments, net                                  5,527            (4,197)
     Short-term investments, net                                      (5,879)           81,897
                                                                   ---------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                              (75,413)         (135,724)
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                   590,904           417,928
          Withdrawals                                               (549,108)         (180,534)
                                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                  41,796           237,394
                                                                   ---------         ---------

     Net increase in Cash and cash equivalents                       (23,187)          200,267
     Cash and cash equivalents, beginning of year                    253,564           436,182
                                                                   ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 230,377         $ 636,449
                                                                   =========         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company ("the Company") for the interim periods presented. The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), which in turn is a wholly owned subsidiary of Prudential Financial, Inc. ("Prudential Financial"). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the current year presentation.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


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

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

3. ADOPTION OF STATEMENT OF POSITION 03-01

In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-01, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". AcSEC issued the SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $9.1 million, reported as a cumulative effect of accounting change in the results of operations for the three months ended March 31, 2004. This charge reflects primarily the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit ("GMDB") provisions of the Company's annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $4.0 million after tax related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs ("DAC"), on fixed maturities reclassified from the separate account to the general account as of January 1, 2004.

In April 2004, the FASB issued a Proposed FASB Staff Position ("FSP") clarifying the accounting for unearned revenue liabilities of certain universal-life contracts under the SOP. The Proposed FSP, if adopted as issued, would not change the Company's accounting for these unearned revenue liabilities, and, therefore, would have no impact on the charge recorded at adoption of the SOP.

On the Statement of Cash Flows, the cumulative effect of the SOP is shown on one line rather than on the individual asset and liability lines that were affected. The major components of this line are increases in fixed maturities of $403 million and policyholder account balances of $ $387 million related to the reclassifications of annuity contracts from the separate account to the general account. In addition the establishment of the GMDB reserves of approximately $45 million and the increase in DAC of $23 million are also shown on this line. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
PRUCO LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) ON FORM 10-Q AND IS FILING THIS FORM WITH REDUCED DISCLOSURE.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of March 31, 2004, compared with December 31, 2003, and its consolidated results of operations for the three month periods ended March 31, 2004 and March 31, 2003. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2003.

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance, individual variable annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") primarily through Prudential Insurance's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001. Beginning February 1, 2001, all insurance activity of the Taiwan branch has been ceded to the affiliated Company.

Generally, policyholders who purchase the Company's products have the option of investing in the separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the general account. The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the GIC and general account annuity and life products. Policy charges and fee income consist mainly of three types, sales charges or loading fees on new sales, mortality and expense charges ("M&E") assessed on fund balances, and mortality and related charges based on total life insurance in-force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to the policyholders' accounts. Products that generate interest spread primarily include the GIC product, general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

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

The Company's Changes in Financial Position and Results of Operations are described below.

1. ANALYSIS OF FINANCIAL CONDITION

From December 31, 2003 to March 31, 2004 there was an increase of $656 million in total assets from $25,215 million to $25,871 million. Fixed maturities increased by $513 million mainly as a result of the implementation of Statement of Position 03-01 ("SOP 03-01"). SOP 03-01 requires among other things, that certain individual market value adjusted annuity ("MVA") contracts be accounted for under general account accounting treatment. As a result of the adoption, approximately $400 million of fixed maturities were reclassified from separate account assets to general account fixed maturities. Also contributing to the increase in fixed maturities were unrealized gains. Separate account assets increased by $122 million despite the reclassification of approximately $400 million of assets to the general account due to positive market performance of approximately $400 million and positive net sales. Deferred acquisition costs ("DAC") decreased by $3.9 million from December 31, 2003. This change was driven by a decrease due to "shadow DAC" of $71.0 million and amortization of $54.8 million, offset by $98.8 million in capitalization of expenses and a $23.1 million DAC impact from the implementation of SOP 03-01. The $71.0 million of shadow DAC is shown in the amortization and other non-cash items line on the Statements of Cash Flows.

During this three-month period, liabilities increased by $616 million from $23,400 million to $24,016 million. Policyholder account balances increased by $437 million due primarily to the reclassification of MVA contracts as described above and positive net sales. Future policy benefits increased by $117 million due to increased Taiwan reserves and the establishment of guaranteed minimum death benefit reserves ("GMDB") of $45 million. Corresponding with the asset change, separate account liabilities increased by $122 million, as described above. Other liabilities decreased $31 million as accrued payables for year-end bonuses were paid in the first quarter and there is a lower liability for investments purchased but not yet paid for.


2. RESULTS OF OPERATIONS

NET INCOME
Consolidated net income of $22.4 million for the first quarter of 2004 was $3.7 million higher than for the first quarter of 2003. Net income before the cumulative change in accounting principle related to the adoption of SOP 03-01 was $12.8 million higher than the prior year quarter. The effect of the cumulative change in accounting principle was a charge to income of $9.1 million after tax. This charge is caused primarily by an increase in reserves for guaranteed minimum death benefits relating to our individual variable annuity contracts and the impact of converting certain MVA contracts from separate account accounting treatment to general account accounting treatment. Further details regarding the components of revenues and expenses are described in the following paragraphs.

REVENUES
Consolidated revenues increased by $36.8 million, from $257.5 million to $294.3 million. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $19.6 million. The increase was a result of a $10.3 million increase for individual life products and a $9.3 million increase for annuity products. Policy charges for life products increased as a result of growth in the in-force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The life in-force business (excluding term insurance) grew to $72.7 billion at March 31, 2004 from $66.0 billion at March 31, 2003 and $71.1 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances which are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity separate account fund balances are higher than in the prior year quarter as a result of favorable market performance and positive net sales.

Realized investment gains increased by $15.6 million mainly due to lower fixed maturity impairments of $11.5 million. The current year had impairments of $0.6 million compared to $12.1 million last year. Gains on sales of fixed maturities increased by $2.3 million in the current year while losses on derivatives decreased by $1.6 million. Derivatives are entered into as economic hedges although they may not qualify for hedge accounting treatment.

Net investment income increased by $7.9 million as a result of increased income from fixed maturities due to an increase in the portfolio balance from positive cash flows and the reclassification of fixed maturities from the separate account to the general account. This was partially offset by the effect of slightly lower reinvestment rates for fixed maturities and short-term investments.

Other income increased by $6.2 million due to an expense recovery allowance received from the Pruco Re term coinsurance agreement. This agreement was not in effect in the prior year until the end of September.

Premiums decreased by $13.4 million from the prior year. Gross term insurance premiums are $22.9 million higher than the prior year, however ceded premiums are $28.0 million greater as a result of the Pruco Re coinsurance agreement. Extended term premiums decreased by $6.2 million due to lower policy lapses as a result of favorable market conditions. Premiums for annuity contracts with life contingencies decreased by $2.5 million due to decreased annuitizations.


BENEFITS AND EXPENSES
Policyholder benefits decreased by $18.4 million as a result of lower changes to reserve provisions for life insurance and annuity reserves of $12.0 million and decreased death and surrender benefits of $6.4 million.

The change in reserves for life products decreased $9.8 million from the prior year primarily as a result of a decrease in term and extended term insurance premiums, net of reinsurance as discussed in the premium paragraph above. The change in annuity reserves decreased by $2.2 million primarily due to decreased annuitizations, as discussed in the premium section. There was relatively no change during the first quarter in the GMDB reserves that were established as of January 1, 2004. Increases to GMDB reserves based on gross profits were mostly offset by decreases due to benefit payments described below.

Annuity death benefits were lower by $7.1 million primarily due to lower guaranteed minimum death benefits driven by higher fund values as a result of market appreciation. Policyholder benefits for life insurance products increased by $0.7 million as higher death benefits of $7.8 million due to an increasing in-force business offset lower surrenders of reduced paid up policies of $6.8 million.

Interest credited to policyholder account balances increased by $9.7 million due to growth in policyholder account balances primarily from the reclassification of the MVA annuity products from separate account to policyholder account balances. Partially offsetting the increase from the annuity products was a decrease of $2.5 million in interest credited for guaranteed investment contracts ("GIC") as the GIC policyholder account balances decreased during 2004 due to scheduled withdrawals.

General, administrative, and other expenses increased $28.8 million from the prior year. The primary reason for the increase was an increase in DAC amortization of $20.3 million. DAC amortization for life products increased by $12.6 million as a result of the growing in-force business and increased profits. DAC amortization for annuity products was higher by $7.7 million due to increased gross profits. There was also an increase in commission expense and general and administrative expenses of $8.5 million due to growth in the business.


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         4(b) Market-Value Adjustment Annuity Contract (Discovery Preferred variable annuity) is incorporated by reference to Form N-4, Registration No. 33-61125, filed July 19, 1995, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

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

                          PRUCO LIFE INSURANCE COMPANY
                                 (Registrant)

                          By: /s/ William J. Eckert, IV
                             ---------------------------------------------------
                          William J. Eckert, IV
                          Vice President and Chief Financial Officer
                          (Authorized Signatory and Principal Financial Officer)


Date: May 13, 2004