Form 10-Q
period 2004-06-30
PRUCO LIFE INSURANCE CO
filed 2004-08-13
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 13, 2004. Common stock, par value of $10 per share:
250,000 shares outstanding

PRUCO LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (A) AND (B) ON FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                          PRUCO LIFE INSURANCE COMPANY
                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Cover Page                                                                    --


Index                                                                          2

                         PART I - FINANCIAL INFORMATION

Item 1. (Unaudited) Financial Statements

            Consolidated Statements of Financial Position
            As of June 30, 2004 and December 31, 2003                          3

            Consolidated Statements of Operations and Comprehensive Income
            Three and six months ended June 30, 2004 and 2003                  4

            Consolidated Statements of Stockholder's Equity
            Periods ended June 30, 2004 and December 31, 2003 and 2002         5

            Consolidated Statements of Cash Flows
            Six months ended June 30, 2004 and 2003                            6

            Notes to Consolidated Financial Statements                         7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  9

Item 4. Controls and Procedures                                               12

                           PART II - OTHER INFORMATION

Item 1. Legal proceedings                                                     13

Item 6. Exhibits and Reports on Form 8-K                                      13

Signatures                                                                    14


FORWARD-LOOKING STATEMENT DISCLOSURE
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; re-estimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company is under no obligation to update any particular forward-looking statement included in this document.

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                   2004              2003
                                                                                -----------       -----------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2004: $5,827,156; 2003: $5,682,043)          $ 6,392,828       $ 5,953,815
Policy loans                                                                        851,534           848,593
Short-term investments                                                               86,948           160,635
Other long-term investments                                                          66,513            89,478
                                                                                -----------       -----------
    Total investments                                                             7,397,823         7,052,521
Cash and cash equivalents                                                           249,518           253,564
Deferred policy acquisition costs                                                 1,498,727         1,380,710
Accrued investment income                                                           104,926            96,790
Reinsurance recoverable                                                             594,013           517,410
Receivables from Parent and affiliates                                               49,024            53,138
Deferred sales inducements and other assets                                         131,364            88,736
Separate account assets                                                          16,113,428        15,772,262
                                                                                -----------       -----------
TOTAL ASSETS                                                                    $26,138,823       $25,215,131
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                                  $6,046,572        $5,582,633
Future policy benefits and other policyholder liabilities                         1,219,665         1,068,977
Cash collateral for loaned securities                                               357,831           431,571
Securities sold under agreement to repurchase                                       105,787            97,102
Income taxes payable                                                                381,346           335,665
Other liabilities                                                                   111,634           111,865
Separate account liabilities                                                     16,113,428        15,772,262
                                                                                -----------       -----------
TOTAL LIABILITIES                                                                24,336,263        23,400,075
                                                                                -----------       -----------

CONTINGENCIES (SEE FOOTNOTE 2)

STOCKHOLDER'S EQUITY
Common stock, $10 par value;
    1,000,000 shares, authorized;
    250,000 shares, issued and outstanding                                            2,500             2,500
Paid-in-capital                                                                     454,209           459,654
Deferred compensation                                                                (1,686)             (850)
Retained earnings                                                                 1,294,526         1,246,065
Accumulated other comprehensive income                                               53,011           107,687
                                                                                -----------       -----------
TOTAL STOCKHOLDER'S EQUITY                                                        1,802,560         1,815,056
                                                                                -----------       -----------
TOTAL LIABILITIES AND
    STOCKHOLDER'S EQUITY                                                        $26,138,823       $25,215,131
                                                                                ===========       ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                            JUNE 30,

                                                 2004               2003            2004                2003
                                               ---------          --------        ---------           --------
REVENUES

Premiums                                       $  28,789          $ 41,449        $  56,614           $ 82,698
Policy charges and fee income                    158,208           139,768          314,043            276,012
Net investment income                             92,896            84,195          185,380            168,748
Realized investment gains (losses), net           (5,583)            5,407              386             (4,252)
Asset management fees                              3,788             3,348            7,615              6,252
Other income                                       8,595             1,683           16,967              3,892
                                               ---------          --------        ---------           --------
TOTAL REVENUES                                   286,693           275,850          581,005            533,350
                                               ---------          --------        ---------           --------

BENEFITS AND EXPENSES

Policyholders' benefits                           73,518            84,463          141,563            170,924
Interest credited to policyholders'
  account balances                                63,773            56,587          124,934            108,089
General, administrative and other
  expenses                                       128,468           106,522          253,658            202,903
                                               ---------          --------        ---------           --------
TOTAL BENEFITS AND EXPENSES                      265,759           247,572          520,155            481,916
                                               ---------          --------        ---------           --------

Income from operations before income
  taxes and cumulative effect of change in
  accounting principle                            20,934            28,278           60,850             51,434

Income tax expense (benefit)                      (5,138)            6,473            3,239             10,917
                                               ---------          --------        ---------           --------

NET INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                    26,072            21,805           57,611             40,517

Cumulative effect of change in
  accounting principle, net of tax                     -                 -           (9,150)                 -
                                               ---------          --------        ---------           --------
NET INCOME                                        26,072            21,805           48,461             40,517
                                               ---------          --------        ---------           --------

Change in net unrealized investment
  gains, net of taxes                            (79,140)           28,549          (64,450)            39,631
Cumulative effect of accounting change,
  net of taxes                                         -                 -            4,030                  -
                                               ---------          --------        ---------           --------
Other comprehensive income (loss), net
  of tax                                         (79,140)           28,549          (60,420)            39,631
                                               ---------          --------        ---------           --------
TOTAL COMPREHENSIVE INCOME                     $ (53,068)         $ 50,354        $ (11,959)          $ 80,148
                                               =========          ========        =========           ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)
PERIODS ENDED JUNE 30, 2004 AND DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                    ACCUMULATED
                                                                                                       OTHER             TOTAL
                                      COMMON        PAID-IN-      RETAINED        DEFERRED         COMPREHENSIVE      STOCKHOLDER'S
                                      STOCK         CAPITAL       EARNINGS      COMPENSATION       INCOME (LOSS)         EQUITY
                                      -------      ---------      --------      ------------       -------------      -------------
BALANCE, JANUARY 1, 2002              $ 2,500      $ 466,748     $1,147,665       $      -           $ 34,566          $1,651,479

Net income                                  -              -         13,498              -                  -              13,498

Adjustments to policy credits
  issued to eligible policyholders          -              -            (27)             -                  -                 (27)

Change in foreign currency
  translation adjustments, net of
  taxes                                     -              -              -              -                149                 149

Change in net unrealized investment
  gains, net of taxes                       -              -              -              -             57,036              57,036
                                      -------      ---------     ----------       --------           --------          ----------
BALANCE, DECEMBER 31, 2002              2,500        466,748      1,161,136              -             91,571           1,722,135

Net income                                  -              -         84,933              -                  -              84,933

Adjustments to policy credits
  issued to eligible policyholders          -              -             (4)             -                  -                  (4)

Purchase of fixed maturities from
  an affiliate, net of taxes                -         (7,557)             -              -              7,557                   -

Stock-based compensation programs           -            463              -           (850)                 -                (387)

Change in net unrealized investment
  gains, net of taxes                       -              -              -              -              8,379               8,379
                                      -------      ---------     ----------       --------           --------          ----------
BALANCE, DECEMBER 31, 2003              2,500        459,654      1,246,065           (850)           107,687           1,815,056

Net income                                  -              -         48,461              -                  -              48,461

Purchase of Fixed Maturities from
  an affiliate, net of taxes                          (5,744)                                           5,744                   -

Stock-based compensation programs           -            299              -           (836)                 -                (537)

Cumulative effect of change in
  accounting principle, net of taxes        -              -              -              -              4,030               4,030

Change in net unrealized investment
  gains, net of taxes                       -              -              -              -            (64,450)            (64,450)
                                      -------      ---------     ----------       --------           --------          ----------
BALANCE, JUNE 30, 2004                $ 2,500      $ 454,209     $1,294,526       $ (1,686)          $ 53,011          $1,802,560
                                      =======      =========     ==========       ========           ========          ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                               2004              2003
                                                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                   $  48,461          $ 40,517
Adjustments to reconcile net income to net cash from
     (used in) operating activities:
     Policy charges and fee income                                                             (52,787)          (50,549)
     Interest credited to policyholders' account balances                                       112,007          108,089
     Realized investment (gains) losses, net                                                      (386)            4,252
     Amortization and other non-cash items                                                      88,583           (37,573)

     Cumulative effect of accounting change                                                      9,150                 -
     Change in:
         Future policy benefits and other policyholders' liabilities                           105,950            50,544
         Reinsurance recoverable                                                               (76,603)          (17,154)
         Accrued investment income                                                              (1,856)           (4,323)
         Receivables from Parent and affiliates                                                  4,114            27,006
         Policy loans                                                                           (2,941)           14,343
         Deferred policy acquisition costs                                                     (94,913)          (57,529)
         Income taxes payable/receivable                                                        57,135            94,306
         Deferred sales inducements and other assets                                           (48,940)          (14,855)
         Other, net                                                                             (2,846)           13,434
                                                                                             ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                                           144,128           170,508
                                                                                             ---------         ---------
CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities available for sale                                                   608,761         1,311,519
     Payments for the purchase of:
         Fixed maturities available for sale                                                  (771,469)       (1,759,650)
     Cash collateral for loaned securities, net                                                (73,740)           69,675
     Securities sold under agreement to repurchase, net                                          8,685          (191,834)
     Other long-term investments, net                                                            2,000           (12,900)
     Short-term investments, net                                                                81,959            43,919
                                                                                             ---------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                                                       (143,804)         (539,271)
                                                                                             ---------         ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Policyholders' account balances:
         Deposits                                                                            1,145,868           986,172
         Withdrawals                                                                        (1,140,864)         (563,319)
         Deferred Compensation                                                                    (836)           (1,179)
         Stock- based compensation                                                                 299               324
         Cash payments to eligible policyholders                                                     -                (3)
    Paid in capital transaction associated with the purchase of fixed
      maturities from an affiliate                                                              (8,837)                -
                                                                                             ---------         ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                                  (4,370)          421,995
                                                                                             ---------         ---------
     Net increase in Cash and cash equivalents                                                  (4,046)           53,232
     Cash and cash equivalents, beginning of year                                              253,564           436,182
                                                                                             ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 249,518         $ 489,414
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

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3. ADOPTION OF STATEMENT OF POSITION 03-1

In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". AcSEC issued the SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $9.1 million, reported as a cumulative effect of accounting change in the results of operations for six months ended June 30, 2004. This charge reflects primarily the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit ("GMDB") provisions of the Company's variable annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $4.0 million after tax related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs ("DAC"), on fixed maturities reclassified from the separate account to the general account as of January 1, 2004.

In June 2004, the FASB issued FASB Staff Position ("FSP") 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require an Accrual of an Unearned Revenue Liability." FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life contracts under SOP 03-1. The Company's adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company's results of operations.

On the Statement of Cash Flows, the cumulative effect of the SOP is shown on one line rather than on the individual asset and liability lines that were affected. The major components of this line are increases in fixed maturities of $403 million and policyholder account balances of $387 million related to the reclassifications of annuity contracts from the separate account to the general account. In addition, the establishment of the GMDB reserves of approximately $45 million and the increase in DAC of $23 million are also shown on this line. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

4.  RELATED PARTY TRANSACTIONS

PURCHASE OF FIXED MATURITIES FROM AN AFFILIATE
In May of 2004, the Company invested $110 million in certain fixed maturities owned by Prudential Insurance.

The Company purchased fixed maturity investments for $110 million, the fair market value plus accrued interest at the acquisition date, but reflected the investments at historical amortized cost of $99 million. The difference between the historical amortized cost and the fair value, net of taxes, was reflected as a reduction to paid in capital. The fixed maturity investments are categorized in the Company's consolidated balance sheet as available for sale debt securities, and are therefore carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income. Gains and losses will be realized upon disposition of the investment to an entity not under common control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PRUCO LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) ON FORM 10-Q AND IS FILING THIS FORM WITH REDUCED DISCLOSURE.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of June 30, 2004, compared with December 31, 2003, and its consolidated results of operations for the three and six month periods ended June 30, 2004 and June 30, 2003. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2003.

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

The Company's Changes in Financial Position and Results of Operations are described below.

1. ANALYSIS OF FINANCIAL CONDITION

From December 31, 2003 to June 30, 2004 there was an increase of $924 million in total assets from $25,215 million to $26,139 million. Fixed maturities increased by $439 million mainly as a result of the implementation of Statement of Position 03-1 ("SOP 03-1"). SOP 03-1 requires among other things, that certain individual market value adjusted annuity ("MVA") contracts be accounted for under general account accounting treatment. As a result of the adoption, approximately $400 million of fixed maturities were reclassified from separate account assets to general account fixed maturities. Separate account assets increased by $341 million despite the reclassification of approximately $400 million of assets to general account accounting treatment, due to positive market performance of approximately $450 million and positive net sales. Deferred acquisition costs ("DAC") increased by $118 million from December 31, 2003. This change was driven by $191 million in capitalization of acquisition expenses, a $23 million DAC increase from the implementation of SOP 03-1 and an increase in "shadow DAC" of $10 million. This was partially offset by $106 million of amortization. The $10 million of shadow DAC is shown in the amortization and other non-cash items line on the Statements of Cash Flows.

During this six-month period, liabilities increased by $936 million from $23,400 million to $24,336 million. Policyholder account balances increased by $464 million due primarily to the reclassification of MVA contracts as described above and positive net sales. Future policy benefits increased by $152 million due to increased Taiwan reserves and the establishment of guaranteed minimum death benefit reserves ("GMDB") of $45 million on January 1, 2004. Corresponding with the asset change, separate account liabilities increased by $341 million, as described above.

2. RESULTS OF OPERATIONS

JUNE 2004 TO JUNE 2003 THREE MONTH COMPARISON

NET INCOME
Consolidated net income of $26 million for the second quarter of 2004 was $4 million higher than for the second quarter of 2003. Increases in fees from asset based revenues in the current quarter, higher net investment income from an increased asset base and a non-recurring favorable adjustment to our state income tax liabilities were mostly offset by higher general and administrative levels and realized capital losses. Further details regarding the components of revenues and expenses are described in the following paragraphs.

REVENUES
Consolidated revenues increased by $11 million, from $276 million to $287 million. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $18 million. The increase was a result of an $8 million increase for individual life products and a $10 million increase for annuity products. Policy charges for life products increased as a result of growth in the in-force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The gross life in-force business (excluding term insurance) grew to $74 billion at June 30, 2004 from $68 billion at June 30, 2003 and $71 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity separate account fund balances are higher than in the prior year quarter as a result of favorable market performance and positive net sales.

Premiums decreased by $13 million from the prior year. Gross term life insurance premiums are $17 million higher than the prior year, however ceded premiums are $21 million greater as a result of a coinsurance agreement with Pruco Reinsurance Ltd. (Pruco Re) to reinsure part of the term business. This agreement was not effective until the third quarter of 2003. Extended term premiums decreased by $8 million due to lower policy lapses as a result of favorable market conditions. Premiums for annuity contracts with life contingencies were essentially unchanged from the prior year quarter.

Net realized investment gains and losses decreased by $11 million mainly due to high losses on sales of fixed maturities resulting from higher interest rates in the current quarter.

Net investment income increased by $9 million as a result of increased income from fixed maturities due to an increase in the portfolio balance from the reclassification of fixed maturities from the separate account to the general account and positive cash flows. This was partially offset by the effect of slightly lower reinvestment rates for fixed maturities and short-term investments.

Other income increased by $7 million due to an expense recovery allowance received from the Pruco Re term coinsurance agreement.

BENEFITS AND EXPENSES
Policyholder benefits decreased by $11 million as a result of favorable mortality in life products and the impact of favorable market performance on annuity benefits in the current quarter as compared to the year ago quarter.

The change in reserves for life products decreased $2 million from the prior year primarily due to higher ceded reserves in the current year resulting from the coinsurance agreement with Pruco Re, as discussed above. The change in annuity reserves increased by $2 million primarily due to increased annuitizations. There was relatively no change during the current quarter in the GMDB reserves that were established as of January 1, 2004. Increases to GMDB reserves based on gross profits were mostly offset by decreases due to benefit payments described below.

Annuity death benefits were lower by $3 million primarily due to lower guaranteed minimum death benefits driven by higher fund values as a result of market appreciation. Policyholder benefits for life insurance products declined by $8 million as mortality experience improved in the variable and universal product lines, partly offset by slightly higher term death claims, net of applicable reinsurance.

Interest credited to policyholder account balances increased by $7 million over the prior quarter due to growth in policyholder account balances, primarily from the reclassification of the MVA annuity products from separate account to policyholder account balances. Partially offsetting the increase from above was a decrease of $2 million in interest credited for GICs as the associated policyholder account balances decreased during 2004 due to scheduled withdrawals and large sales in the prior year not repeated in the current year.

General, administrative, and other expenses increased $22 million from the prior year. The primary reason for the increase was higher DAC amortization of $14 million. DAC amortization for life products increased by $10 million as a result of the growing in-force business and comparatively less favorable fund performance in the current quarter. DAC amortization for annuity products was higher by $4 million due to increased gross profits. There was also an increase in commission expense and general and administrative expenses, net of capitalization, of $8 million due to growth in the annuity and life businesses.

JUNE 2004 TO JUNE 2003 SIX MONTH COMPARISON

NET INCOME
Consolidated net income of $48 million for the first half of 2004 was $8 million higher than for the first half of 2003. Net income before the cumulative change in accounting principle related to the adoption of SOP 03-1 was $17 million higher than the prior year. The effect of the cumulative change in accounting principle was a charge to income of $9.1 million after tax in the first quarter of 2004. This charge is caused primarily by an increase in reserves for guaranteed minimum death benefits relating to our individual variable annuity contracts offset by the impact of converting certain MVA contracts from separate account accounting treatment to general account accounting treatment. Increases in fees from asset-based revenues, higher net investment income from an increased asset base and a non-recurring favorable adjustment to our state income tax liabilities were mostly offset by higher interest credited to policyholders' accounts and general and administrative levels. Further details regarding the components of revenues and expenses are described in the following paragraphs.

REVENUES
Consolidated revenues increased by $48 million, from $533 million to $581 million. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $38 million. The increase was a result of a $19 million increase in each of the individual life and annuity products. Policy charges for life products increased as a result of growth in the in-force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The life in-force business (excluding term insurance) grew to $74 billion at June 30, 2004 from $68 billion at June 30, 2003 and $71 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity separate account fund balances are higher than in the prior year quarter as a result of favorable market performance and positive net sales.

Realized investment gains increased by $5 million mainly due to lower fixed maturity impairments of $11 million. The current year had impairments of $1 million compared to $12 million last year while losses on derivatives decreased by $3 million. Derivatives are entered into as economic hedges although they may not qualify for hedge accounting treatment. This was partly offset by losses on sales of fixed maturities, which increased by $10 million in the current year.

Net investment income increased by $17 million as a result of increased income in fixed maturities due to an increase in the portfolio balance from the reclassification of fixed maturities from the separate account to the general account and positive cash flows. This was partially offset by the effect of slightly lower reinvestment rates for fixed maturities and short-term investments.

Other income increased by $13 million due to an expense recovery allowance received from the Pruco Re term coinsurance agreement. This agreement was not in effect until third quarter of 2003.

Premiums decreased by $26 million from the prior year. Gross term insurance premiums are $39 million higher than the prior year, however ceded premiums are $49 million greater as a result of the Pruco Re coinsurance agreement. Extended term premiums decreased by $14 million due to lower policy lapses as a result of favorable market conditions. Premiums for annuity contracts with life contingencies decreased by $2 million due to decreased annuitizations.

BENEFITS AND EXPENSES
Policyholder benefits decreased by $29 million as a result of lower changes to reserve provisions for life insurance and annuity reserves of $12 million and decreased benefits of $17 million.

The change in reserves for life products decreased $11 million from the prior year primarily as a result of a decrease in term life, net of reinsurance, and lower extended term insurance premiums as discussed in the premium paragraph above. The change in annuity reserves decreased slightly, due to decreased annuitizations. There was relatively no change during the first six months in the GMDB reserves that were established as of January 1, 2004. Increases to GMDB reserves based on gross profits were mostly offset by decreases due to benefit payments described below.

Annuity death benefits were lower by $11 million primarily due to lower guaranteed minimum death benefits driven by higher fund values as a result of market appreciation. Policyholder benefits for life insurance products decreased by $6 million driven by lower surrenders of reduced paid up policies of $8 million partly offset by higher net death benefits of $2 million due to an increasing in-force.

Interest credited to policyholder account balances increased by $17 million due to growth in average policyholder account balances including the reclassification of the MVA annuity products from separate account to policyholder account balances. Partially offsetting the increase from the annuity products was a decrease of $6 million in interest credited for GICs as the associated policyholder account balances declined during 2004 due to scheduled withdrawals and large sales in the prior year not repeated in the current year.

General, administrative, and other expenses increased $51 million from the prior year. The primary reason for the increase was an increase in DAC amortization of $34 million. DAC amortization for life products increased by $23 million as a result of the growing in-force business and comparatively less favorable fund performance in the current quarter. DAC amortization for annuity products was higher by $12 million due to increased gross profits. There was also an increase in commission expense and general and administrative expenses of $17 million due to growth in the annuity and life businesses.

ITEM 4.    CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                         OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

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

                          PRUCO LIFE INSURANCE COMPANY
                                 (Registrant)

                          By: /s/ John Chieffo
                              --------------------------------------------------
                          John Chieffo
                          Vice President and Chief Financial Officer
                          (Authorized Signatory and Principal Financial Officer)


Date: August 13, 2004