Form 10-Q
period 2004-09-30
PRUCO LIFE INSURANCE CO
filed 2004-11-12
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLYREPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-37587

PRUCO LIFE INSURANCE COMPANY

(Exact name of Registrant as specified in its charter)

Arizona	22-1944557

(State or other jurisdiction, incorporation or organization)	(IRS Employer Identification No.)

213 Washington Street, Newark, New Jersey 07102

(Address of principal executive offices ) (Zip Code)

(973) 802-6000

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: NONE
Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___  NO   X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 11, 2004. Common stock, par value of $10 per share: 250,000 shares outstanding

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H) (1)
(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Back to Contents

Forward-Looking Statements Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company (“the Company”). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; re-estimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company is under no obligation to update any particular forward-looking statement included in this Quarterly Report on Form 10-Q.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position (Unaudited) As of September 30, 2004 and December 31, 2003 (in thousands)

	September 30, 2004	December 31, 2003

ASSETS
Fixed maturities available for sale,
at fair value (amortized cost, 2004: $6,083,488; 2003: $5,682,043)	$6,379,266	$5,953,815
Policy loans	852,305	848,593
Short-term investments	120,961	160,635
Other long-term investments	31,093	89,478

Total investments	7,383,625	7,052,521
Cash and cash equivalents	462,066	253,564
Deferred policy acquisition costs	1,356,699	1,380,710
Accrued investment income	108,323	96,790
Reinsurance recoverable	674,081	517,410
Receivables from Parent and affiliates	67,170	53,138
Deferred sales inducements and other assets	133,182	88,736
Separate account assets	16,092,475	15,772,262

TOTAL ASSETS	$26,277,621	$25,215,131

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$6,073,222	$5,582,633
Future policy benefits and other policyholder liabilities	1,238,308	1,068,977
Cash collateral for loaned securities	331,529	431,571
Securities sold under agreement to repurchase	93,507	97,102
Income taxes payable	399,882	335,665
Other liabilities	192,155	111,865
Separate account liabilities	16,092,475	15,772,262

Total liabilities	24,421,078	23,400,075

Contingencies (See Footnote 2)

Stockholder’s Equity
Common stock, $10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding	2,500	2,500
Paid-in-capital	454,343	459,654
Deferred compensation	(1,474)	(850)
Retained earnings	1,323,515	1,246,065
Accumulated other comprehensive income	77,659	107,687

Total stockholder’s equity	1,856,543	1,815,056

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$26,277,621	$25,215,131

See Notes to Consolidated Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Unaudited) Three and Nine Months Ended September 30, 2004 and 2003 (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

REVENUES

Premiums	$13,588	$38,410	$70,202	$121,108
Policy charges and fee income	163,350	144,088	477,393	420,100
Net investment income	94,227	86,302	279,607	255,050
Realized investment gains (losses), net	(1,654)	1,093	(1,268)	(3,159)
Asset management fees	3,996	3,425	11,611	9,677
Other income	5,964	1,883	22,931	5,775

Total revenues	279,471	275,201	860,476	808,551

BENEFITS AND EXPENSES

Policyholders’ benefits	60,067	75,019	201,630	245,943
Interest credited to policyholders’ account balances	63,554	58,555	188,488	166,644
General, administrative and other expenses	125,602	112,629	379,260	315,532

Total benefits and expenses	249,223	246,203	769,378	728,119

Income from operations before income taxes and cumulative effect of change in accounting principle	30,248	28,998	91,098	80,432

Income tax expense	1,259	9,827	4,498	20,744

Net Income Before Cumulative Effect of Change in Accounting Principle	28,989	19,171	86,600	59,688

Cumulative effect of change in accounting principle, net of tax	—	—	(9,150)	—

NET INCOME	28,989	19,171	77,450	59,688

Change in net unrealized investment gains, net of taxes	30,393	(14,788)	(34,057)	24,843
Cumulative effect of accounting change, net of taxes	—	—	4,030	—

Other comprehensive income (loss), net of tax	30,393	(14,788)	(30,027)	24,843

TOTAL COMPREHENSIVE INCOME	$59,382	$4,383	$47,423	$84,531

See Notes to Consolidated Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Stockholder’s Equity (Unaudited)
Periods Ended September 30, 2004 and December 31, 2003 and 2002 (in thousands)

	Common stock	Paid-in- capital	Retained earnings	Deferred Compensation	Accumulated other comprehensive income (loss)	Total stockholder’s equity

Balance, January 1, 2002	$2,500	$466,748	$1,147,665	$—	$34,566	$1,651,479

Net income	—	—	13,498	—	—	13,498

Adjustments to policy credits issued to eligible policyholders	—	—	(27)	—	—	(27)

Change in foreign currency translation adjustments, net of taxes	—	—	—	—	149	149

Change in net unrealized investment gains, net of taxes	—	—	—	—	57,036	57,036

Balance, December 31, 2002	2,500	466,748	1,161,136	—	91,571	1,722,135

Net income	—	—	84,933	—	—	84,933

Adjustments to policy credits issued to eligible policyholders	—	—	(4)	—	—	(4)

Purchase of fixed maturities from an affiliate, net of taxes	—	(7,557)	—	—	7,557	—

Stock-based compensation programs	—	463	—	(850)	—	(387)

Change in net unrealized investment gains, net of taxes	—	—	—	—	8,379	8,379

Balance, December 31, 2003	2,500	459,654	1,246,065	(850)	107,687	1,815,056

Net income	—	—	77,450	—	—	77,450

Purchase of Fixed Maturities from an affiliate, net of taxes		(5,744)			5,744	—

Stock-based compensation programs	—	433	—	(624)	—	(191)

Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	4,030	4,030

Change in net unrealized investment gains, net of taxes	—	—	—	—	(39,802)	(39,802)

Balance, September 30, 2004	$2,500	$454,343	$1,323,515	$(1,474)	$77,659	$1,856,543

See Notes to Consolidated Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended September 30, 2004 and 2003 (in thousands)

	2004	2003

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$77,450	$59,688
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(101,421)	(78,453)
Interest credited to policyholders’ account balances	188,487	166,644
Realized investment (gains) losses, net	1,268	3,159
Amortization and other non-cash items	46,051	819
Cumulative effect of accounting change	9,150	—
Change in:
Future policy benefits and other policyholders’ liabilities	124,593	93,482
Reinsurance recoverable	(156,671)	(70,122)
Accrued investment income	(5,253)	(13,444)
Receivables from Parent and affiliates	(14,032)	10,836
Policy loans	(3,712)	27,684
Deferred policy acquisition costs	47,115	(126,869)
Income taxes payable/receivable	69,363	95,114
Deferred sales inducements and other assets	(44,449)	(46,154)
Other, net	77,483	11,312

Cash Flows From Operating Activities	315,422	133,696

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities available for sale	1,316,701	1,865,707
Payments for the purchase of:
Fixed maturities available for sale	(1,399,196)	(2,579,066)
Cash collateral for loaned securities, net	(100,042)	86,474
Securities sold under agreement to repurchase, net	(3,595)	(185,659)
Other long-term investments, net	33,657	(7,713)
Short-term investments, net	47,946	33,423

Cash Flows Used in Investing Activities	(104,529)	(786,834)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account balances:
Deposits	1,626,314	1,573,209
Withdrawals	(1,622,961)	(1,114,700)
Cash payments to eligible policyholders	—	(4)
Paid in capital transaction associated with the purchase of fixed maturities from an affiliate	(5,744)	—

Cash Flows From Financing Activities	(2,391)	458,505

Net increase (decrease) in cash and cash equivalents	208,502	(194,633)
Cash and cash equivalents, beginning of year	253,564	436,182

CASH AND CASH EQUIVALENTS, END OF PERIOD	462,066	$241,549

See Notes to Consolidated Financial Statements (unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Pruco Life Insurance Company (“the Company”) for the interim periods presented. The Company is a wholly owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”), which in turn is a wholly owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the current year presentation.

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

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above, depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate payments in connection with these matters should not have a material adverse effect on the Company’s financial position.

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

The Company’s litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

3.       ADOPTION OF STATEMENT OF POSITION 03-1

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. AcSEC issued the SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $9.1 million, reported as a cumulative effect of accounting change in the results of operations for nine months ended September 30, 2004. This charge reflects primarily the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit (“GMDB”) provisions of the Company’s variable annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $4.0 million after tax related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs (“DAC”), on fixed maturities reclassified from the separate account to the general account as of January 1, 2004.

In June 2004, the FASB issued FASB Staff Position (“FSP”) 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require an Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s results of operations.

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

4.      RELATED PARTY TRANSACTIONS

Corporate Owned Life Insurance
Prudential Insurance owns Corporate Owned Life Insurance Policies issued by the Company. The cash surrender value of these policies included in separate accounts was $1.1 billion at September 30, 2004.

Purchase of fixed maturities from an affiliate
In May of 2004, the Company invested $110 million in certain fixed maturities owned by Prudential Insurance.

The Company purchased fixed maturity investments for $110 million, the fair market value plus accrued interest at the acquisition date, but reflected the investments at historical amortized cost of $99 million. The difference between the historical amortized cost and the fair value, net of taxes, was reflected as a reduction to paid in capital. The fixed maturity investments are categorized in the Company’s consolidated balance sheet as available for sale debt securities, and are therefore carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income. Gains and losses will be realized upon disposition of the investment to an entity not under common control.

Back to Contents

Reinsurance with Affiliates
During the quarter ended September 2004, the Company entered into an agreement to reinsure its term life insurance policies known as Term Elite and Term Essential (“Term”) with an affiliated company, Prudential Arizona Reinsurance Captive Company (“PARCC”). The Company will reinsure with PARCC (“the reinsurer”) 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement (“Agreement”). The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Concurrent with implementing the new Agreement, the Company recaptured the Term reinsurance previously reinsured under a coinsurance treaty with an affiliated offshore captive company, Pruco Re Ltd. The agreement had covered all term policies written on or after October 1, 2002. As a result of this recapture, the Company recognized a net gain of $1.2 million.

The new coinsurance agreement with PARCC also replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. However, similar yearly renewable term agreements on this block of business have been placed with external reinsurers, through affiliated companies. There was no net cost associated with the initial transaction and initial transactions were accounted for in accordance with FAS 113, “Accounting and Reporting for Reinsurance of Short and Long Duration Contracts”. Reinsurance recoverables related to this transaction were $178.5 million as of September 30, 2004.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form with the reduced disclosure format.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company as of September 30, 2004, compared with December 31, 2003, and its consolidated results of operations for the three and nine month periods ended September 30, 2004 and September 30, 2003. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and Consolidated Financial Statements (unaudited) included elsewhere in this Quarterly Report on Form 10-Q.

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance, individual variable annuities, and a non-participating guaranteed interest contract (“GIC”) called Prudential Credit Enhanced GIC (“PACE”), primarily through Prudential Insurance’s sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001. Beginning February 1, 2001, all insurance activity of the Taiwan branch has been ceded to the affiliated Company. The Company had also marketed a non-participating guaranteed interest contract (“GIC”) called Prudential Credit Enhanced GIC (“PACE”) under an agreement with MBIA (the Insurance and Reimbursement Agreement) that expired June 30,2004. The Company did not seek an extension of the agreement. The termination of sales of this product has no impact on the existing in force contracts of PACE GIC customers.

Generally, policyholders who purchase the Company’s products have the option of investing in the separate accounts, segregated funds for which investment risks are borne by the customer, or the Company’s portfolio, referred to as the “general account”. The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the GIC and general account annuity and life products. Policy charges and fee income consist mainly of three types, sales charges or loading fees on new sales, mortality and expense charges (“M&E”) assessed on fund balances, and mortality and related charges based on total life insurance in-force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders’ accounts. Products that generate interest spread primarily include the GIC product, general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees on the separate account fund balances. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

The Company’s Changes in Financial Position and Results of Operations are described below.

1.	Analysis of Financial Condition

From December 31, 2003 to September 30, 2004 total assets increased $1.1 billion, from $25.2 billion to $26.3 billion. Fixed maturities increased by $425 million mainly as a result of the implementation of Statement of Position 03-1 (“SOP 03-1”). SOP 03-1 requires among other things, that certain individual market value adjusted annuity (“MVA”) contracts be accounted for under general account accounting treatment. As a result of the adoption, approximately $400 million of fixed maturities formerly classified as separate account assets were reclassified as general account fixed maturities. Separate account assets increased by $320 million despite the reclassification of approximately $400 million of assets to general account accounting treatment, due to positive market performance of approximately $419 million and positive net sales. Reinsurance recoverables increased $157 million as a result of larger ceded reserves held under the new coinsurance agreement mentioned above. Deferred acquisition costs ("DAC") decreased by $24 million from December 31, 2003 driven by $143 million in capitalization of acquisition expenses, a $23 million DAC increase from the implementation of SOP 03-1 and a decrease in "shadow DAC" of $34 million. This was partially offset by $156 million of amortization. Capitalization in the Life business included ceded DAC of $134 million resulting from capitalization of initial reinsurance ceding allowances that are part of the new coinsurance agreement mentioned above. The $17 million of shadow DAC is shown in the amortization and other non-cash items line on the Statements of Cash Flows.

Back to Contents

During this nine-month period, liabilities increased by $1.0 billion, from $23.4 billion to $24.4 billion. Policyholder account balances increased by $491 million due primarily to the reclassification of MVA contracts as described above and positive net sales. Future policy benefits increased by $169 million due to increased Taiwan reserves and the establishment of guaranteed minimum death benefit reserves (“GMDB”) of $45 million on January 1, 2004. Corresponding with the asset change, separate account liabilities increased by $320 million, as described above.

2.	Results of Operations

September 2004 to September 2003 Three Month Comparison

Net Income
Consolidated net income of $29 million for the third quarter of 2004 was $10 million higher than the third quarter of 2003. Increases in fees from higher sales and asset based revenues in the current quarter, higher net investment income from an increased asset base and a more favorable effective tax rate from the impact of increased dividends received deductions. Partially offsetting the above are increased DAC amortization, higher general and administrative expense levels and realized capital losses. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated revenues increased by $4 million, from $275 million in the prior year quarter to $279 million. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $19 million. The increase was a result of a $11 million increase for individual life products and an $8 million increase for annuity products. Policy charges for life products increased as a result of growth in the in-force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The gross variable life in-force business grew to $75 billion at September 30, 2004 from $69 billion at September 30, 2003 and $71 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity separate account fund balances are higher than in the prior year quarter as a result of favorable market performance and positive net sales.

Net premiums decreased $25 million from the prior year quarter due to increases reinsurance premiums resulting from the coinsurance agreement with PARCC to reinsure the entire term business. This agreement replaced the previous coinsurance with Pruco Re Ltd. which reinsured only certain term business of the Company. The new agreement covers all term policies written by both the Company and its wholly owned subsidiary, Pruco Life Insurance Company of New Jersey. All term business not previously covered by the Pruco Re Coinsurance agreement was reinsured with yearly renewable term reinsurance carrying lower premiums than coinsurance. Extended term premiums increased by $1 million due to more policy lapses. Premiums for annuity contracts with life contingencies were essentially unchanged from the prior year quarter.

Net investment income increased by $8 million as a result of increased income from fixed maturities due to an increase in the annuity portfolio balance from the reclassification of fixed maturities from the separate account to the general account, reinvestment of income, and positive cash flows. This was partially offset by lower income from lower fund balances in retirement business.

Other income increased by $4 million due to higher expense recovery allowances received from the PARCC term coinsurance agreement.

Benefits and Expenses
Total policyholder benefits, including changes in reserves, decreased by $15 million, compared to the prior year quarter, mainly due to a $16.0 million net decrease in life reserves from the PARCC Agreement described above. Increases in gross term reserves from increased sales and a growing in-force were more than offset by increased ceded reserves.

Back to Contents

The change in annuity reserves increased by under $1 million, primarily due to increased annuitizations. There was relatively no change during the current quarter in the GMDB reserves established as of January 1, 2004. Increases to GMDB reserves based on gross profits were mostly offset by decreases due to benefit payments described below.

Policyholder benefits for life insurance products, net of reinsurance, were essentially unchanged from the prior year quarter.

Interest credited to policyholder account balances increased by $5 million over the prior year quarter due to growth in policyholder account balances, primarily from the reclassification of the MVA annuity products from separate account to policyholder account balances. Partially offsetting this increase was a decrease of $2 million in interest credited for GICs as the associated policyholder account balances decreased during 2004 due to scheduled withdrawals and large sales in the prior year period not repeated in the current year period and the termination of sales of the product effective July 1, 2004.

General, administrative, and other expenses increased $13 million from the prior year period, largely due to higher DAC amortization of $8 million. DAC amortization for life products increased by $4 million as a result of the growing in-force business and comparatively less favorable fund performance in the current quarter. DAC amortization for annuity products was higher by $4 million due to increased gross profits. There was also an increase in commission expense and general and administrative expenses, net of capitalization, of $5 million due to growth in both the annuity and life businesses.

September 2004 to September 2003 Nine Month Comparison

Net Income
Consolidated net income of $77 million for the nine months of 2004 was $18 million higher than for the first nine months of 2003. Net income before the cumulative change in accounting principle related to the adoption of SOP 03-1 was $27 million higher than the prior year. The effect of the cumulative change in accounting principle was a charge to income of $9 million after tax in the first quarter of 2004. This charge is caused primarily by an increase in reserves for guaranteed minimum death benefits relating to our individual variable annuity contracts offset by the impact of converting certain MVA contracts from separate account accounting treatment to general account accounting treatment. Increases in fees from asset-based revenues, higher net investment income from an increased asset base and a non-recurring favorable adjustment to our state income tax liabilities and lower effective tax rate were offset by higher interest credited to policyholders’ accounts and general and administrative levels. Further details regarding the components of revenues and expenses are described below.

Revenues
Consolidated revenues increased $52 million, from $809 million in the first nine months of 2003 to $860 million in the current year period. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholder fund balances, increased by $57 million. The increase was a result of a $30 million and $27 million increase in the individual life and annuity businesses, respectively. Policy charges for life products increased as a result of growth in the in-force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The variable life in-force business grew to $75 billion at September 30, 2004 from $69 billion at September 30, 2003 and $71 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Annuity separate account fund balances are higher than in the prior year quarter as a result of favorable market performance and positive net sales.

Net investment income increased by $25 million as a result of increased income in fixed maturities due to an increase in the portfolio balance from the reclassification of fixed maturities from the annuity separate accounts to the general account, reinvestment of income, and positive cash flows. This was partially offset by lower income from lower fund balances in retirement business and the effect of a lower asset base in the life business.

Other income increased by $17 million due to higher expense recovery allowances received from the PARCC and Pruco Re Ltd. term coinsurance agreements mentioned above.

Net premiums decreased by $51 million from the prior year period due to increased reinsurance premiums resulting from the coinsurance agreement with PARCC to reinsure the entire term business. This agreement replaced the previous coinsurance with Pruco Re Ltd., which reinsured only certain term business with the Company. The new agreement covers all term policies written by both the Company and its wholly owned subsidiary, Pruco Life Insurance Company of New Jersey. All term business not previously covered by the Pruco Re Coinsurance agreement was reinsured with yearly renewable term reinsurance carrying lower premiums than coinsurance.

Back to Contents

Extended term premiums decreased by $13 million due to lower policy lapses from better market performance in the current year. Premiums for annuity contracts with life contingencies were essentially unchanged from the prior year quarter.

Benefits and Expenses
Total policyholder benefits decreased by $44 million from the prior year period,primarily as a result of lower benefits for the annuity and life businesses of $10 million and $32 million, respectively.

The change in reserves for life products decreased $27 million from the prior year period,primarily as a result of a decrease in term life, net of reinsurance. Decreases from lower extended term insurance were mostly offset by an increase in deferred policy charge revenue resulting from increased sales of variable and universal life products. The change in annuity reserves increased slightly, due to increased annuitizations. There was relatively no change during the first nine months in the GMDB reserves that were established as of January 1, 2004. Increases to GMDB reserves based on gross profits were mostly offset by decreases due to benefit payments described below.

Annuity death benefits were lower by $10 million, primarily due to lower guaranteed minimum death benefits driven by higher fund values as a result of market appreciation. Policyholder benefits for life insurance products decreased by $7 million, driven by lower surrenders of reduced paid up policies of $9 million, partly offset by higher net death benefits of $2 million due to an increasing in-force.

Interest credited to policyholder account balances increased by $22 million due to growth in average policyholder account balances in the life and annuity business including the reclassification of the MVA annuity products from separate account to policyholder account balances. Partially offsetting the increase from the annuity products was a decrease of $8 million in interest credited for GICs as the associated policyholder account balances declined during 2004 due to scheduled withdrawals and the termination of sales of the product effective July 1, 2004.

General, administrative, and other expenses increased $64 million from the prior year period. The primary reason for the increase was an increase in DAC amortization of $43 million. DAC amortization for life products increased by $27 million as a result of the growing term life in-force business and comparatively less favorable fund performance in the current quarter. DAC amortization for annuity products was higher by $16 million due to increased gross profits. There was also an increase in commission expense and general and administrative expenses of $21 million due to growth in both the annuity and life businesses.

Item 4.Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

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

The Company’s litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

Item 6. Exhibits

3(i)	Articles of Incorporation of the registrant (incorporated by reference to Exhibit A(6)(a) to the Registration Statement on Form S-6 of Pruco Life Variable Appreciable Account (File No. 333-07451)).*

3(ii)	By-Laws of the registrant incorporated by reference to Exhibit 3(ii) to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 20, 1997 (File No. 033-37587).*

4(a)	Modified Guaranteed Annuity Contract incorporated by reference to the registrant’s Registration Statement on Form S-1 as filed November 2, 1990, Registration No. 33-37587.*

4(b)	Market-Value Adjustment Annuity Contract incorporated by reference to Exhibit 4(a) to the Registration Statement on Form N-4 of Pruco Life Flexible Premium Variable Annuity Account (Discovery Preferred Variable Annuity) (File No. 33-61125).*

4(c)	Market-Value Adjustment Annuity Contract incorporated by reference to Exhibit 4(a) to the Registration Statement on Form N-4 of Pruco Life Flexible Premium Variable Annuity Account (Discovery Select Variable Annuity) (File No. 333-06701).*

4(d)	Market-Value Adjustment Contract incorporated by reference to Exhibit 4 to the Registration Statement on Form N-4 of Pruco Life Flexible Premium Variable Annuity Account (Strategic Partners Select Variable Annuity) (File No. 333-52754).*

4(e)	Market-Value Adjustment Annuity Contract incorporated by reference to Exhibit 4 to the registrant’s Registration Statement on Form S-1(Strategic Partners Horizon Annuity) (File No. 333-§89530).*

4(f)	Market-Value Adjustment Annuity Contract Endorsement incorporated by reference to Exhibit 4(c) to the Registration Statement on Form N-4 of Pruco Life Flexible Premium Variable Annuity Account (Strategic Partners Annuity One 3 Variable Annuity) (File No. 333-103474).*

4(g)	Market-Value Adjustment Annuity Contract incorporated by reference to Exhibit 4(b) to the Registration Statement on Form N-4 of Pruco Life Flexible Premium Variable Annuity Account (Strategic Partners FlexElite Variable Annuity) (File No. 333-75702).*

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

* Filed previously.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUCO LIFE INSURANCE COMPANY

By:	/s/ John Chieffo

John Chieffo
Vice President and Chief Accounting Officer
(Authorized Signatory and Principal Financial Officer)

Date: November 11, 2004