Form 10-Q/A
period 2004-06-30
PRUCO LIFE INSURANCE CO; PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2005-01-03
CIK 777917, 1038509

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-37587

                          PRUCO LIFE INSURANCE COMPANY

             (Exact name of Registrant as specified in its charter)

                ARIZONA                               22-1944557
     ------------------------------        ---------------------------------
     (State or other jurisdiction,         (IRS Employer Identification No.)
     incorporation or organization)

            213 WASHINGTON STREET, NEWARK, NEW JERSEY          07102
            -----------------------------------------       ----------
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

================================================================================

                          PRUCO LIFE INSURANCE COMPANY

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Explanatory Note                                                              3

                         PART I - FINANCIAL INFORMATION

Item 1. (Unaudited) Financial Statements

          Consolidated Statements of Financial Position
          As of June 30, 2004 and December 31, 2003                           4

          Consolidated Statements of Operations and Comprehensive
          Income Three and six months ended June 30, 2004 and 2003            5

          Consolidated Statements of Stockholder's Equity Periods
          ended June 30, 2004 and December 31, 2003 and 2002                  6

          Consolidated Statements of Cash Flows Six months ended
          June 30, 2004 and 2003                                              7

          Notes to Consolidated Financial Statements                          8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            11

Item 4. Controls and Procedures                                              14

                           PART II - OTHER INFORMATION
Item 6. Exhibits                                                             16

Signatures                                                                   17

FORWARD-LOOKING STATEMENT DISCLOSURE
Certain of the statements included in this Quarterly Report on Form 10-Q/A, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends", or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; re-estimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company is under no obligation to update any particular forward-looking statement included in this document.

EXPLANATORY NOTE

During a review and inventory in the fourth quarter of 2004 of the deferred tax balances of Pruco Life Insurance Company (the "Company"), the Company identified an error in the determination of state tax expense for the three months ended June 30, 2004. This error resulted in an understatement of income tax expense, and overstatement of net income, in the amount of $7.4 million for the three and six months ended June 30, 2004. Accordingly, the Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 to (1) restate the unaudited interim financial statements of the Company for the three and six months ended June 30, 2004 contained in Part I,
Item 1, (2) amend Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 2, to reflect such restatement, and (3) amend the disclosures under Controls and Procedures in Part I, Item 4, to provide additional information with respect to the error and the status of the Company's disclosure controls and procedures and internal control over financial reporting. This Amendment No. 1 also includes as Exhibits certificates of the Company's Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Items 601(b)(31) and 601(b)(32) of Regulation S-K).

The Company's original Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 has not been updated except as required to reflect the effects of the restatement. Except as identified above, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. This Amendment No. 1 does not purport to provide an update or a discussion of any other developments at the Company subsequent to the filing date of the original Form 10-Q.

See Note 2 to the unaudited interim financial statements included in this Amendment No. 1 for additional information.

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003 (IN THOUSANDS)

                                                                        JUNE 30,
                                                                          2004        DECEMBER 31,
                                                                       (RESTATED)         2003
                                                                      ------------    ------------
ASSETS
Fixed maturities available for sale,
  at fair value (amortized cost, 2004: $5,827,156; 2003: $5,682,043)  $  6,392,828    $  5,953,815
Policy loans                                                               851,534         848,593
Short-term investments                                                      86,948         160,635
Other long-term investments                                                 66,513          89,478
                                                                      ------------    ------------
   Total investments                                                     7,397,823       7,052,521
Cash and cash equivalents                                                  249,518         253,564
Deferred policy acquisition costs                                        1,498,727       1,380,710
Accrued investment income                                                  104,926          96,790
Reinsurance recoverable                                                    594,013         517,410
Receivables from Parent and affiliates                                      49,024          53,138
Deferred sales inducements and other assets                                131,364          88,736
Separate account assets                                                 16,113,428      15,772,262
                                                                      ------------    ------------
TOTAL ASSETS                                                          $ 26,138,823    $ 25,215,131
                                                                      ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                       $  6,046,572    $  5,582,633
Future policy benefits and other policyholder liabilities                1,219,665       1,068,977
Cash collateral for loaned securities                                      357,831         431,571
Securities sold under agreement to repurchase                              105,787          97,102
Income taxes payable                                                       388,746         335,665
Other liabilities                                                          111,634         111,865
Separate account liabilities                                            16,113,428      15,772,262
                                                                      ------------    ------------
TOTAL LIABILITIES                                                       24,343,663      23,400,075
                                                                      ------------    ------------

CONTINGENCIES (SEE FOOTNOTE 3)

STOCKHOLDER'S EQUITY
Common stock, $10 par value;
    1,000,000 shares, authorized;
    250,000 shares, issued and outstanding                                   2,500           2,500
Paid-in-capital                                                            454,209         459,654
Deferred compensation                                                       (1,686)           (850)
Retained earnings                                                        1,287,126       1,246,065
Accumulated other comprehensive income                                      53,011         107,687
                                                                      ------------    ------------
TOTAL STOCKHOLDER'S EQUITY                                               1,795,160       1,815,056
                                                                      ------------    ------------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                                                 $ 26,138,823    $ 25,215,131
                                                                      ============    ============

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (IN THOUSANDS)

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                            -----------------------   -----------------------
                                               2004         2003         2004         2003
                                            ----------   ----------   ----------   ----------
                                            (RESTATED)                (RESTATED)
REVENUES

Premiums                                    $   28,789   $   41,449   $   56,614   $   82,698
Policy charges and fee income                  158,208      139,768      314,043      276,012
Net investment income                           92,896       84,195      185,380      168,748
Realized investment gains (losses), net         (5,583)       5,407          386       (4,252)
Asset management fees                            3,788        3,348        7,615        6,252
Other income                                     8,595        1,683       16,967        3,892
                                            ----------   ----------   ----------   ----------
TOTAL REVENUES                                 286,693      275,850      581,005      533,350
                                            ----------   ----------   ----------   ----------

BENEFITS AND EXPENSES

Policyholders' benefits                         73,518       84,463      141,563      170,924
Interest credited to policyholders'
 account balances                               63,773       56,587      124,934      108,089
General, administrative and other
 expenses                                      128,468      106,522      253,658      202,903
                                            ----------   ----------   ----------   ----------
TOTAL BENEFITS AND EXPENSES                    265,759      247,572      520,155      481,916
                                            ----------   ----------   ----------   ----------

Income from operations before income
 taxes and cumulative effect of change in
 accounting principle                           20,934       28,278       60,850       51,434

Income tax expense                               2,262        6,473       10,639       10,917
                                            ----------   ----------   ----------   ----------

NET INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                 18,672       21,805       50,211       40,517

Cumulative effect of change in
 accounting principle, net of tax                    -            -       (9,150)           -
                                            ----------   ----------   ----------   ----------
NET INCOME                                      18,672       21,805       41,061       40,517
                                            ----------   ----------   ----------   ----------

Change in net unrealized investment
 gains, net of taxes                           (79,140)      28,549      (64,450)      39,631
Cumulative effect of accounting change,
 net of taxes                                        -            -        4,030            -
                                            ----------   ----------   ----------   ----------
Other comprehensive income (loss), net
 of tax                                        (79,140)      28,549      (60,420)      39,631
                                            ----------   ----------   ----------   ----------

TOTAL COMPREHENSIVE INCOME (LOSS)           $  (60,468)  $   50,354      (19,359)      80,148
                                            ==========   ==========   ==========   ==========

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)
PERIODS ENDED JUNE 30, 2004 AND DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                                                                          OTHER           TOTAL
                                        COMMON          PAID-IN-       RETAINED         DEFERRED      COMPREHENSIVE   STOCKHOLDER'S
                                         STOCK          CAPITAL        EARNINGS       COMPENSATION    INCOME (LOSS)       EQUITY
                                     -------------   -------------   -------------    -------------   -------------   -------------
BALANCE, JANUARY 1, 2002             $       2,500   $     466,748   $   1,147,665    $           -   $      34,566   $   1,651,479

Net income                                       -               -          13,498                -               -          13,498

Adjustments to policy credits
 issued to eligible policyholders                -               -             (27)               -               -             (27)

Change in foreign currency
 translation adjustments, net of
 taxes                                           -               -               -                -             149             149

Change in net unrealized investment
 gains, net of taxes                             -               -               -                -          57,036          57,036
                                     -------------   -------------   -------------    -------------   -------------   -------------
BALANCE, DECEMBER 31, 2002                   2,500         466,748       1,161,136                -          91,571       1,722,135

Net income                                       -               -          84,933                -               -          84,933

Adjustments to policy credits
 issued to eligible policyholders                -               -              (4)               -               -              (4)

Purchase of fixed maturities from
 an affiliate, net of taxes                      -          (7,557)              -                -           7,557               -

Stock-based compensation programs                -             463               -             (850)              -            (387)

Change in net unrealized investment
 gains, net of taxes                             -               -               -                -           8,379           8,379
                                     -------------   -------------   -------------    -------------   -------------   -------------
BALANCE, DECEMBER 31, 2003                   2,500         459,654       1,246,065             (850)        107,687       1,815,056

Net income (restated)                            -               -          41,061                -               -          41,061

Purchase of Fixed Maturities from
 an affiliate, net of taxes                                 (5,744)                                           5,744               -

Stock-based compensation programs                -             299               -             (836)              -            (537)

Cumulative effect of change in
 accounting principle, net of taxes              -               -               -                -           4,030           4,030

Change in net unrealized investment
 gains, net of taxes                             -               -               -                -         (64,450)        (64,450)
                                     -------------   -------------   -------------    -------------   -------------   -------------
BALANCE, JUNE 30, 2004               $       2,500   $     454,209   $   1,287,126    $      (1,686)  $      53,011   $   1,795,160
                                     =============   =============   =============    =============   =============   =============

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (IN THOUSANDS)

                                                                   2004          2003
                                                               -----------    -----------
                                                                (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $    41,061    $    40,517
Adjustments to reconcile net income to net cash from
 (used in) operating activities:
     Policy charges and fee income                                 (52,787)       (50,549)
     Interest credited to policyholders' account balances          112,007        108,089
     Realized investment (gains) losses, net                          (386)         4,252
     Amortization and other non-cash items                          88,583        (37,573)
     Cumulative effect of accounting change                          9,150              -
     Change in:
         Future policy benefits and other policyholders'
          liabilities                                              105,950         50,544
         Reinsurance recoverable                                   (76,603)       (17,154)
         Accrued investment income                                  (1,856)        (4,323)
         Receivables from Parent and affiliates                      4,114         27,006
         Policy loans                                               (2,941)        14,343
         Deferred policy acquisition costs                         (94,913)       (57,529)
         Income taxes payable/receivable                            64,535         94,306
         Deferred sales inducements and other assets               (48,940)       (14,855)
         Other, net                                                 (2,846)        13,434
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                               144,128        170,508
                                                               -----------    -----------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities available for sale                       608,761      1,311,519
     Payments for the purchase of:
         Fixed maturities available for sale                      (771,469)    (1,759,650)
     Cash collateral for loaned securities, net                    (73,740)        69,675
     Securities sold under agreement to repurchase, net              8,685       (191,834)
     Other long-term investments, net                                2,000        (12,900)
     Short-term investments, net                                    81,959         43,919
                                                               -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES                           (143,804)      (539,271)
                                                               -----------    -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Policyholders' account balances:
         Deposits                                                1,145,868        986,172
         Withdrawals                                            (1,140,864)      (563,319)
         Deferred Compensation                                        (836)        (1,179)
         Stock- based compensation                                     299            324
         Cash payments to eligible policyholders                         -             (3)
     Paid in capital transaction associated with the purchase
      of fixed maturities from an affiliate                         (8,837)             -
                                                               -----------    -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                      (4,370)       421,995
                                                               -----------    -----------

     Net increase in Cash and cash equivalents                      (4,046)        53,232
     Cash and cash equivalents, beginning of year                  253,564        436,182
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $   249,518    $   489,414
                                                               ===========    ===========

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its previously issued unaudited interim financial statements for the three and six months ended June 30, 2004. During a review and inventory of its deferred tax balances in the fourth quarter of 2004, the Company identified an error in the determination of its state income tax expense for the three months ended June 30, 2004. The error related to the treatment of net operating loss carryforwards for state income tax purposes.

The impact of the restatement on the financial statements for the three and six months ended June 30, 2004 is shown below:

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30, 2004             JUNE 30, 2004
                                         -----------------------   -----------------------
                                         PREVIOUSLY                PREVIOUSLY
                                          REPORTED     RESTATED     REPORTED     RESTATED
                                         ----------   ----------   ----------   ----------
Income from operations before
 income taxes and cumulative effect
 of change in accounting principle       $   20,934   $   20,934   $   60,850   $   60,850
Income tax expense (benefit)                 (5,138)       2,262        3,239       10,639
                                         ----------   ----------   ----------   ----------

Net income before cumulative effect of
 change in accounting principle              26,072       18,672       57,611       50,211
                                         ----------   ----------   ----------   ----------
Net Income                               $   26,072   $   18,672   $   48,461   $   41,061
                                         ----------   ----------   ----------   ----------

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   SIX MONTHS ENDED
                                                    JUNE 30, 2004
                                             ---------------------------
                                              PREVIOUSLY
                                               REPORTED       RESTATED
                                             ------------   ------------
Net Income                                   $     48,461   $     41,061
Income taxes payable / receivable                  57,135         64,535
                                             ------------   ------------
Cash flows from operating activities              144,128        144,128
                                             ------------   ------------

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                    JUNE 30, 2004
                                             ---------------------------
                                              PREVIOUSLY
                                               REPORTED       RESTATED
                                             ------------   ------------
Income taxes payable                         $    381,346   $    388,746
Retained earnings                               1,294,526      1,287,126
Total liabilities and stockholder's equity     26,138,823     26,138,823

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

4. ADOPTION OF STATEMENT OF POSITION 03-1

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

5. RELATED PARTY TRANSACTIONS

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

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of June 30, 2004, compared with December 31, 2003, and its consolidated results of operations for the three and six month periods ended June 30, 2004 and June 30, 2003. Comparisons discussed in this MD&A reflect the effects of the restatements described in footnote 2 of the unaudited financial statements above. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial statements included in the Company's Report on Form 10-K for the year ended December 31, 2003.

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

During this six-month period, liabilities increased by $944 million from $23,400 million to $24,344 million. Policyholder account balances increased by $464 million due primarily to the reclassification of MVA contracts as described above and positive net sales. Future policy benefits increased by $152 million due to increased Taiwan reserves and the establishment of guaranteed minimum death benefit reserves ("GMDB") of $45 million on January 1, 2004. Corresponding with the asset change, separate account liabilities increased by $341 million, as described above.

2. RESULTS OF OPERATIONS

JUNE 2004 TO JUNE 2003 THREE MONTH COMPARISON

NET INCOME
Consolidated net income of $19 million for the second quarter of 2004 was $3 million lower than for the second quarter of 2003. Increases in fees from asset based revenues in the current quarter and higher net investment income from an increased asset base were more than offset by higher general and administrative levels and realized capital losses. Further details regarding the components of revenues and expenses are described in the following paragraphs.

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

JUNE 2004 TO JUNE 2003 SIX MONTH COMPARISON

NET INCOME
Consolidated net income of $41 million for the first half of 2004 was essentially unchanged from the first half of 2003. Net income before the cumulative change in accounting principle related to the adoption of SOP 03-1 was $10 million higher than the prior year. The effect of the cumulative change in accounting principle was a charge to income of $9.1 million after tax in the first quarter of 2004. This charge is caused primarily by an increase in reserves for guaranteed minimum death benefits relating to our individual variable annuity contracts offset by the impact of converting certain MVA contracts from separate account accounting treatment to general account accounting treatment. Increases in fees from asset-based revenues and higher net investment income from an increased asset base were mostly offset by higher interest credited to policyholders' accounts and general and administrative levels. Further details regarding the components of revenues and expenses are described in the following paragraphs.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported within the periods specified in the Commission's rules and forms and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

In determining the Company's state income tax expense for the three months ended June 30, 2004, an error was made relating to the treatment of state net operating loss carryforwards. This error resulted in an understatement of tax expense, and corresponding overstatement of net income, of $7.4 million for the three and six months ended June 30, 2004. The error was identified by the Company in the course of a review and inventory by the Company of its deferred tax balances undertaken during the fourth quarter of 2004. Restated unaudited interim financial statements of the Company correcting this error are included in this Amendment No. 1 to the Company's Quarterly Report of Form 10-Q for the quarter ended June 30, 2004.

The Company believes that the error was attributable to a material weakness in the Company's internal control over financial reporting. The Company is implementing enhancements to its internal control over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include the completion of the Company's comprehensive review and inventory of deferred tax assets and liabilities. In addition, the Company is implementing definitive standards for detailed documentation supporting deferred tax balances. This includes the implementation of an automated application to further enhance control with respect to the collection of detailed deferred tax information. The Company expects to complete these enhancements in conjunction with the preparation and reporting of its results of operations for the year ending December 31, 2004.

Based upon the foregoing, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2004. However, management believes that the unaudited interim financial statements included in this Amendment No. 1 fairly present in all material respects the Company's financial condition, results of operations and cash flows for the fiscal periods presented.

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as described above, management is implementing improvements to the Company's internal control over financial reporting to address the material weakness.

PART II                       OTHER INFORMATION

ITEM 6. EXHIBITS

        (a) EXHIBITS

        31.1   Section 302 Certification of the Chief Executive Officer

        31.2   Section 302 Certification of the Chief Accounting Officer

        32.1   Section 906 Certification of the Chief Executive Officer

        32.2   Section 906 Certification of the Chief Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                             PRUCO LIFE INSURANCE COMPANY
                                                     (Registrant)

                                             By: /s/ John Chieffo
                                                --------------------------------
                                             John Chieffo
                                             Chief Accounting Officer
                                             (Authorized Signatory and
                                             Principal Financial Officer)

Date: January 3, 2005