Form 10-Q/A
period 2004-09-30
PRUCO LIFE INSURANCE CO
filed 2005-01-03
CIK 777917

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of November 11, 2004. Common stock, par value of $10 per share: 250,000 shares outstanding

        PRUCO LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (A) AND (B) ON FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION

Explanatory Note                                                               3

Item 1.  (Unaudited) Financial Statements:

         Consolidated Statements of Financial Position
         As of September 30, 2004 and December 31, 2003                        4

         Consolidated Statements of Operations and Comprehensive Income
         Three and nine months ended September 30, 2004 and 2003               5

         Consolidated Statements of Stockholder's Equity
         Periods ended September 30, 2004 and December 31, 2003 and 2002       6

         Consolidated Statements of Cash Flows
         nine months ended September 30, 2004 and 2003                         7

         Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

Item 4.  Controls and Procedures                                              15

                           PART II - OTHER INFORMATION

Item 6.             Exhibits                                                  17

Signatures                                                                    18

FORWARD-LOOKING STATEMENTS Certain of the statements included in this Quarterly Report on Form 10-Q/A, including but not limited to those in the Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company ("the Company"). There can be no assurance that future developments affecting the Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation: general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; various domestic or international military or terrorist activities or conflicts; volatility in the securities markets; re-estimates of our reserves for future policy benefits and claims; changes in our assumptions related to deferred policy acquisition costs; our exposure to contingent liabilities; catastrophe losses; investment losses and defaults; changes in our claims-paying or credit ratings; competition in our product lines and for personnel; fluctuations in foreign currency exchange rates and foreign securities markets; risks to our international operations; the impact of changing regulation or accounting practices; adverse litigation results; and changes in tax law. The Company is under no obligation to update any particular forward-looking statement included in this Quarterly Report on Form 10-Q.

EXPLANATORY NOTE

During a review and inventory in the fourth quarter of 2004 of the deferred tax balances of Pruco Life Insurance Company (the "Company") the Company identified an error in the determination of state tax expense for the three months ended June 30, 2004. This error resulted in an understatement of income tax expense, and overstatement of net income, in the amount of $7.4 million for the three and six months ended June 30, 2004 and the nine months ended September 30, 2004. Accordingly, the Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 to (1) restate the unaudited interim financial statements of the Company for the nine months ended September 30, 2004 contained in Part I, Item 1, (2) amend Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 2, to reflect such restatement, and (3) amend the disclosures under Controls and Procedures in Part I, Item 4, to provide additional information with respect to the error and the status of the Company's disclosure controls and procedures and internal control over financial reporting. This Amendment No. 1 also includes as Exhibits certificates of the Company's Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Items 601(b)(31) and 601(b)(32) of Regulation S-K).

The Company's original Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 has not been updated except as required to reflect the effects of the restatement. Except as identified above, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. This Amendment No. 1 does not purport to provide an update or a discussion of any other developments at the Company subsequent to the filing date of the original Form 10-Q.

See Note 2 to the unaudited interim financial statements included in this Amendment No. 1 for additional information.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (IN THOUSANDS)

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2004             2003
                                                            -------------    -------------
                                                             (RESTATED)
ASSETS
Fixed maturities available for sale,
 at fair value (amortized cost, 2004:
 $6,083,488; 2003: $5,682,043)                              $   6,379,266    $   5,953,815
Policy loans                                                      852,305          848,593
Short-term investments                                            120,961          160,635
Other long-term investments                                        31,093           89,478
                                                            -------------    -------------
  Total investments                                             7,383,625        7,052,521
Cash and cash equivalents                                         462,066          253,564
Deferred policy acquisition costs                               1,356,699        1,380,710
Accrued investment income                                         108,323           96,790
Reinsurance recoverable                                           674,081          517,410
Receivables from Parent and affiliates                             67,170           53,138
Deferred sales inducements and other assets                       133,182           88,736
Separate account assets                                        16,092,475       15,772,262
                                                            -------------    -------------
TOTAL ASSETS                                                $  26,277,621    $  25,215,131
                                                            =============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                             $   6,073,222    $   5,582,633
Future policy benefits and other policyholder liabilities       1,238,308        1,068,977
Cash collateral for loaned securities                             331,529          431,571
Securities sold under agreement to repurchase                      93,507           97,102
Income taxes payable                                              407,282          335,665
Other liabilities                                                 192,155          111,865
Separate account liabilities                                   16,092,475       15,772,262
                                                            -------------    -------------
TOTAL LIABILITIES                                              24,428,478       23,400,075
                                                            -------------    -------------

CONTINGENCIES (SEE FOOTNOTE 3)

STOCKHOLDER'S EQUITY
Common stock, $10 par value;
 1,000,000 shares, authorized;
 250,000 shares, issued and outstanding                             2,500            2,500
Paid-in-capital                                                   454,343          459,654
Deferred compensation                                              (1,474)            (850)
Retained earnings                                               1,316,115        1,246,065
Accumulated other comprehensive income                             77,659          107,687
                                                            -------------    -------------
TOTAL STOCKHOLDER'S EQUITY                                      1,849,143        1,815,056
                                                            -------------    -------------
TOTAL LIABILITIES AND
 STOCKHOLDER'S EQUITY                                       $  26,277,621    $  25,215,131
                                                            =============    =============

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (IN THOUSANDS)

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                           ------------------------    ------------------------
                                              2004          2003          2004          2003
                                           ----------    ----------    ----------    ----------
                                                                       (RESTATED)
REVENUES

Premiums                                   $   13,588    $   38,410    $   70,202    $  121,108
Policy charges and fee income                 163,350       144,088       477,393       420,100
Net investment income                          94,227        86,302       279,607       255,050
Realized investment gains (losses), net        (1,654)        1,093        (1,268)       (3,159)
Asset management fees                           3,996         3,425        11,611         9,677
Other income                                    5,964         1,883        22,931         5,775
                                           ----------    ----------    ----------    ----------
TOTAL REVENUES                                279,471       275,201       860,476       808,551
                                           ----------    ----------    ----------    ----------

BENEFITS AND EXPENSES

Policyholders' benefits                        60,067        75,019       201,630       245,943
Interest credited to policyholders'
 account balances                              63,554        58,555       188,488       166,644
General, administrative and other
 expenses                                     125,602       112,629       379,260       315,532
                                           ----------    ----------    ----------    ----------
TOTAL BENEFITS AND EXPENSES                   249,223       246,203       769,378       728,119
                                           ----------    ----------    ----------    ----------

Income from operations before income
 taxes and cumulative effect of change in
 accounting principle                          30,248        28,998        91,098        80,432

Income tax expense                              1,259         9,827        11,898        20,744
                                           ----------    ----------    ----------    ----------
NET INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                28,989        19,171        79,200        59,688

Cumulative effect of change in
 accounting principle, net of tax                   -             -        (9,150)            -
                                           ----------    ----------    ----------    ----------
NET INCOME                                     28,989        19,171        70,050        59,688
                                           ----------    ----------    ----------    ----------

Change in net unrealized investment
 gains, net of taxes                           30,393       (14,788)      (34,057)       24,843
Cumulative effect of accounting change,
 net of taxes                                       -             -         4,030             -
                                           ----------    ----------    ----------    ----------
Other comprehensive income (loss), net
 of tax                                        30,393       (14,788)      (30,027)       24,843
                                           ----------    ----------    ----------    ----------
TOTAL COMPREHENSIVE INCOME                 $   59,382    $    4,383    $   40,023    $   84,531
                                           ==========    ==========    ==========    ==========

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)
PERIODS ENDED SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                                                                          OTHER           TOTAL
                                         COMMON          PAID-IN-       RETAINED         DEFERRED     COMPREHENSIVE   STOCKHOLDER'S
                                          STOCK          CAPITAL        EARNINGS       COMPENSATION   INCOME (LOSS)       EQUITY
                                      -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, JANUARY 1, 2002              $       2,500   $     466,748   $   1,147,665   $           -   $      34,566   $   1,651,479
Net income                                        -               -          13,498               -               -          13,498
Adjustments to policy credits
 issued to eligible policyholders                 -               -             (27)              -               -             (27)
Change in foreign currency
 translation adjustments, net of
 taxes                                            -               -               -               -             149             149
Change in net unrealized investment
 gains, net of taxes                              -               -               -               -          57,036          57,036
                                      -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2002                    2,500         466,748       1,161,136               -          91,571       1,722,135

Net income                                        -               -          84,933               -               -          84,933
Adjustments to policy credits
 issued to eligible policyholders                 -               -              (4)              -               -              (4)
Purchase of fixed maturities from
 an affiliate, net of taxes                       -          (7,557)              -               -           7,557               -
Stock-based compensation programs                 -             463               -            (850)              -            (387)
Change in net unrealized investment
 gains, net of taxes                              -               -               -               -           8,379           8,379
                                      -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2003                    2,500         459,654       1,246,065            (850)        107,687       1,815,056

Net income (restated)                             -               -          70,050               -               -          70,050
Purchase of Fixed Maturities from
 an affiliate, net of taxes                                  (5,744)                                          5,744               -
Stock-based compensation programs                 -             433               -            (624)              -            (191)
Cumulative effect of change in
 accounting principle, net of taxes               -               -               -               -           4,030           4,030
Change in net unrealized investment
 gains, net of taxes                              -               -               -               -         (39,802)        (39,802)
                                      -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, SEPTEMBER 30, 2004           $       2,500   $     454,343   $   1,316,115   $      (1,474)  $      77,659   $   1,849,143
                                      =============   =============   =============   =============   =============   =============

           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (IN THOUSANDS)

                                                                 2004           2003
                                                             ------------   ------------
                                                              (RESTATED)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income                                                   $     70,050   $     59,688
Adjustments to reconcile net income to net cash from
 (used in) operating activities:
  Policy charges and fee income                                  (101,421)       (78,453)
  Interest credited to policyholders' account balances            188,487        166,644
  Realized investment (gains) losses, net                           1,268          3,159
  Amortization and other non-cash items                            46,051            819
  Cumulative effect of accounting change                            9,150              -
  Change in:
    Future policy benefits and other policyholders'               124,593         93,482
     liabilities
    Reinsurance recoverable                                      (156,671)       (70,122)
    Accrued investment income                                      (5,253)       (13,444)
    Receivables from Parent and affiliates                        (14,032)        10,836
    Policy loans                                                   (3,712)        27,684
    Deferred policy acquisition costs                              47,115       (126,869)
    Income taxes payable/receivable                                76,763         95,114
    Deferred sales inducements and other assets                   (44,449)       (46,154)
    Other, net                                                     77,483         11,312
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                              315,422        133,696
                                                             ------------   ------------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
  Proceeds from the sale/maturity of:
    Fixed maturities available for sale                         1,316,701      1,865,707
  Payments for the purchase of:
    Fixed maturities available for sale                        (1,399,196)    (2,579,066)
  Cash collateral for loaned securities, net                     (100,042)        86,474
  Securities sold under agreement to repurchase, net               (3,595)      (185,659)
  Other long-term investments, net                                 33,657         (7,713)
  Short-term investments, net                                      47,946         33,423
                                                             ------------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES                          (104,529)      (786,834)
                                                             ------------   ------------

CASH FLOWS  FROM (USED IN) FINANCING ACTIVITIES:
  Policyholders' account balances:
    Deposits                                                    1,626,314      1,573,209
    Withdrawals                                                (1,622,961)    (1,114,700)
    Cash payments to eligible policyholders                             -             (4)
  Paid in capital transaction associated with the purchase
   of fixed maturities from an affiliate                           (5,744)             -
                                                             ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES                               (2,391)       458,505
                                                             ------------   ------------

  Net increase (decrease) in cash and cash equivalents            208,502       (194,633)
  Cash and cash equivalents, beginning of year                    253,564        436,182
                                                             ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          462,066   $    241,549
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

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its previously issued unaudited interim financial statements for the nine months ended September 30, 2004. During a review and inventory of its deferred tax balances in the fourth quarter of 2004, the Company identified an error in the determination of its state income tax expense for the nine months ended September 30, 2004. The error related to the treatment of net operating loss carryforwards for state income tax purposes.

The impact of the restatement on the financial statements for the nine months ended September 30, 2004 is shown below:

Consolidated Statement of Operations and Comprehensive Income:

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                    NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2004
                                                -------------------------
                                                 PREVIOUSLY
                                                  REPORTED     RESTATED
                                                -----------   -----------
Income from operations before income taxes
 and cumulative effect of change in
 accounting principle                           $    91,098   $    91,098
Income tax expense                                    4,498        11,898
                                                -----------   -----------
Net income before cumulative effect of change
 in accounting principle                             86,600        79,200
                                                -----------   -----------
Net Income                                      $    77,450   $    70,050
                                                -----------   -----------

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    NINE MONTHS ENDED
                                                   SEPTEMBER 30, 2004
                                                -------------------------
                                                 PREVIOUSLY
                                                  REPORTED     RESTATED
                                                -----------   -----------
Net Income                                      $    77,450   $    70,050
Income taxes payable / receivable                    69,363        76,763
                                                -----------   -----------
Cash flows from operating activities                315,422       315,422
                                                -----------   -----------

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                     SEPTEMBER 30, 2004
                                                -----------------------------
                                                  PREVIOUSLY
                                                   REPORTED        RESTATED
                                                -------------   -------------
Income taxes payable                            $     399,882   $     407,282
Retained earnings                                   1,323,515       1,316,115
Total liabilities and stockholder's equity         26,277,621      26,277,621

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

REINSURANCE WITH AFFILIATES
During the quarter ended September 2004, the Company entered into an agreement to reinsure its term life insurance policies known as Term Elite and Term Essential ("Term") with an affiliated company, Prudential Arizona Reinsurance Captive Company ("PARCC"). The Company will reinsure with PARCC ("the reinsurer") 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement ("Agreement"). The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Concurrent with implementing the new Agreement, the Company recaptured the Term reinsurance previously reinsured under a coinsurance treaty with an affiliated offshore captive company, Pruco Re Ltd. The agreement had covered all term policies written on or after October 1, 2002. As a result of this recapture, the Company recognized a net gain of $1.2 million.

The new coinsurance agreement with PARCC also replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. However, similar yearly renewable term agreements on this block of business have been placed with external reinsurers, through affiliated companies. There was no net cost associated with the initial transaction and initial transactions were accounted for in accordance with FAS 113, "Accounting and Reporting for Reinsurance of Short and Long Duration Contracts". Reinsurance recoverables related to this transaction were $178.5 million as of September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRUCO LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) ON FORM 10-Q AND IS THEREFOREFILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") addresses the consolidated financial condition of Pruco Life Insurance Company as of September 30, 2004, compared with December 31, 2003, and its consolidated results of operations for the three and nine month periods ended September 30, 2004 and September 30, 2003. Comparisons discussed in this MD&A reflect the effects of the restatements described in footnote 2 of the unaudited financial statements above. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and Consolidated Financial Statements (unaudited) included elsewhere in this Quarterly Report on Form 10-Q.

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance, individual variable annuities, and a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE"), primarily through Prudential Insurance's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001. Beginning February 1, 2001, all insurance activity of the Taiwan branch has been ceded to the affiliated Company. The Company had also marketed a non-participating guaranteed interest contract ("GIC") called Prudential Credit Enhanced GIC ("PACE") under an agreement with MBIA (the Insurance and Reimbursement Agreement) that expired June 30,2004. The Company did not seek an extension of the agreement. The termination of sales of this product has no impact on the existing in force contracts of PACE GIC customers.

Generally, policyholders who purchase the Company's products have the option of investing in the separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the "general account". The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the GIC and general account annuity and life products. Policy charges and fee income consist mainly of three types, sales charges or loading fees on new sales, mortality and expense charges ("M&E") assessed on fund balances, and mortality and related charges based on total life insurance in-force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders' accounts. Products that generate interest spread primarily include the GIC product, general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

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

SEPTEMBER 2004 TO SEPTEMBER 2003 NINE MONTH COMPARISON

NET INCOME
Consolidated net income of $70 million for the nine months of 2004 was $10 million higher than for the first nine months of 2003. Net income before the cumulative change in accounting principle related to the adoption of SOP 03-1 was $19 million higher than the prior year. The effect of the cumulative change in accounting principle was a charge to income of $9 million after tax in the first quarter of 2004. This charge is caused primarily by an increase in reserves for guaranteed minimum death benefits relating to our individual variable annuity contracts offset by the impact of converting certain MVA contracts from separate account accounting treatment to general account accounting treatment. Increases in fees from asset-based revenues, higher net investment income from an increased asset base and a lower effective tax rate were offset by higher interest credited to policyholders' accounts and general and administrative levels. Further details regarding the components of revenues and expenses are described below.

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

In determining the Company's state tax expense for the three months ended June 30, 2004, an error was made relating to the treatment of state net operating loss carryforwards. This error resulted in an understatement of tax expense, and corresponding overstatement of net income, of $7.4 million for the nine months ended September 30, 2004. The error was identified by the Company in the course of a review and inventory by the Company of its deferred tax balances undertaken during the fourth quarter of 2004. Restated unaudited interim financial statements of the Company reflecting the correction of this error are included in this Amendment No. 1 to the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 2004.

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

Based upon the foregoing, the Company's Chief Executive Officer and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2004. However, management believes that the unaudited interim financial statements included in this Amendment No. 1 fairly present in all material respects the Company's financial condition, results of operations and cash flows for the fiscal periods presented.

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, management is implementing improvements to the Company's internal control over financial reporting to address the material weakness.

PART II                         OTHER INFORMATION

ITEM 6.  EXHIBITS
-------  ----------------------------------------------------------
 31.1    Section 302 Certification of the Chief Executive Officer.

 31.2    Section 302 Certification of the Chief Accounting Officer.

 32.1    Section 906 Certification of the Chief Executive Officer.

 32.2    Section 906 Certification of the Chief Accounting Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRUCO LIFE INSURANCE COMPANY

                                          By: /s/ John Chieffo
                                              ----------------------------
                                              John Chieffo
                                              Chief Accounting Officer
                                              (Authorized Signatory and
                                              Principal Financial Officer)

Date: January 3, 2005