Form 10-K
period 2004-12-31
PRUCO LIFE INSURANCE CO
filed 2005-03-31
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-K
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 33-37587

                              ---------------------

                          Pruco Life Insurance Company
             (Exact Name of Registrant as Specified in its Charter)

             Arizona                                           22-1944557
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                        Identification Number)

                              213 Washington Street
                            Newark, New Jersey 07102
                                 (973) 802-6000
   (Address and Telephone Number of Registrant's Principal Executive Offices)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES
             REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

      As of February 28, 2005, 250,000 shares of the registrant's common stock (par value $10) were outstanding.

              Pruco Life Insurance Company meets the conditions set
          forth in General Instruction (I) (1) (a) and (b) on Form 10-K
           and is therefore filing this Form with reduced disclosure.

================================================================================

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                            Number
                                                                                                            ------
PART I    Item 1.   Business...............................................................................   2
          Item 2.   Properties.............................................................................   5
          Item 3.   Legal Proceedings......................................................................   5
PART II   Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                    Purchases of Equity Securities.........................................................   6
          Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   6
          Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................   12
          Item 8.   Financial Statements and Supplementary Data............................................   14
          Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...   14
          Item 9A.  Controls and Procedures................................................................   14
          Item 9B.  Other Information......................................................................   15
          Item 10.  Directors and Executive Officers of the Registrant.....................................   15
PART III  Item 14.  Principal Accounting Fees and Services ................................................   16
PART IV   Item 15.  Exhibits and Financial Statement Schedules.............................................   16
SIGNATURES.................................................................................................   18

Forward-Looking Statements

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends," "should," "will," "shall" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; (2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) fluctuations in foreign currency exchange rates and foreign securities markets; (5) regulatory or legislative changes, including changes in tax law; (6) changes in statutory or U.S. GAAP accounting principles, practices or policies; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) re-estimates of our reserves for future policy benefits and claims; (9) changes in our assumptions related to deferred policy acquisition costs; (10) events resulting in catastrophic loss of life;
(11) investment losses and defaults;  (12) changes in our claims-paying ratings;
(13) competition in our product lines and for personnel; (14) economic, political, currency and other risks relating to our international operations;
(15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (16) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

PART 1

Item 1. Business

Overview

Pruco Life Insurance Company is a life insurance company, organized in 1971 under the laws of the state of Arizona. Pruco Life Insurance Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract, or GIC, called Prudential Credit Enhanced GIC, or PACE, in the District of Columbia, Guam and all states except New York. Pruco Life Insurance Company also had marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements.

The Company has three subsidiaries, including one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey, or PLNJ, and two subsidiaries formed in 2003 for the purpose of acquiring municipal fixed maturities (see Note 13). Pruco Life Insurance Company and its subsidiaries are together referred to as the "Company" and all financial information is shown on a consolidated basis throughout this document.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in the U.S. states of New Jersey and New York.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America or, "Prudential Insurance," an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001, the "date of demutualization," Prudential Insurance converted from a mutual life insurance company to a life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. or, "Prudential Financial." The demutualization was completed in accordance with Prudential Insurance's Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

Prudential Insurance intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Prudential Insurance is under no obligation to make such contributions and its assets do not back the benefits payable under the Company's policyholders' contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

The  following  paragraphs  describe  the  Company's  products,   marketing  and
distribution, and underwriting and pricing.

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer's investment account. We also offer variable life products targeted to the estate planning and corporate-owned life insurance markets.

Term Life Insurance

The Company offers a variety of term life insurance products. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage.

Universal Life Insurance

The Company offers universal life insurance products that feature a market rate fixed interest investment account and flexible premiums. In June 2003, we updated our universal life insurance products and began to offer survivorship universal life, which covers two individuals on a single policy and provides for payment of a death benefit upon the death of the other insured individual.

Variable and Fixed Annuities

The Company offers variable annuities that provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent separate accounts for which the contractholder bears the investment risk. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. Additionally, our variable annuities products offer certain minimum death benefit and living benefit guarantee options. We also offer fixed annuity products that provide a guarantee of principal and a guaranteed interest rate for a specified period of time.

Guaranteed Investment Contracts ("GICs")

The Company offers non-participating GICs through which customers deposit funds with us under contracts that typically provide for a specified rate of interest on the amount invested through the maturity of the contract. We are obligated to pay principal and interest according to the contracts' terms. This obligation is backed primarily by fixed maturities, and we bear all of the investment and asset/liability management risk on these contracts. As spread products, non-participating GICs make a profit to the extent that the rate of return on the investments we make with the invested funds exceeds the promised interest rate and our expenses. Since 1997, we have offered our credit-enhanced GIC, which has a triple-A rating, the highest rating possible, as a result of a guarantee from a financial insurer.

Marketing and Distribution

Prudential Insurance Agents

Agents of Prudential Insurance, our parent company, distribute variable, term, and universal life insurance, variable and fixed annuities, and investment and protection products with proprietary and non-proprietary investment options, as well as selected insurance products manufactured by others. GICs are distributed using a small direct sales force. We place most of our GIC business with clients with whom we have an existing relationship.

Prudential Insurance Agents sell life insurance products primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. The majority of Prudential Insurance Agents are multi-line agents. Other than certain training allowances or salary paid at the beginning of their employment, we pay Prudential Insurance Agents on a commission basis for the products they sell. In addition to commissions, Prudential Insurance Agents receive the employee benefits that we provide to other Prudential Insurance employees generally, including medical and disability insurance, an employee savings program and qualified retirement plans.

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, banks and broker-dealers. We focus on serving the intermediaries who provide insurance solutions in support of estate and wealth transfer planning for affluent and mass affluent individuals. The life insurance products offered are generally the same as those available through Prudential Agents. Our third party efforts are supported by a network of internal and external wholesalers.

Underwriting and Pricing

Life Insurance

Our life insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. We require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance requested. Our universal life insurance contracts and the fixed component of our variable life insurance contracts feature crediting rates, which are periodically reset. In resetting these rates, we consider the returns on our portfolios supporting the interest-sensitive life insurance business, current interest rates, the competitive environment and our profit objectives.

Annuities

We earn asset management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets value of the annuity separate accounts or the amount of guaranteed value. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, most of our variable and fixed annuities have withdrawal restrictions and declining surrender or withdrawal charges for a specified number of years.

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

Reserves

We establish reserve and policyholders' fund liabilities to recognize our future benefit obligations for our in force life and annuity policies, including the minimum death benefit and living benefit guarantee features of some of these policies. For variable and interest-sensitive life insurance and annuity contracts, we establish policyholders' account balances that represent
cumulative   gross  premium   payments  plus  credited   interest   and/or  fund
performance, less withdrawals, expenses and mortality charges. We establish policyholders' fund liabilities for GICs that represent cumulative contractholder account balances.

Effective January 1, 2004, we adopted SOP 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," which requires us to record a liability for minimum guaranteed death benefits as well as other changes. This is discussed in Item 7, Management's Discussion and Analysis and in Note 2 on new accounting pronouncements.

Reinsurance

Since 2000, we have reinsured the majority of the mortality risk we assume under our new individual life insurance products with both affiliated and unaffiliated companies. As of the end of 2004, all reinsurance arrangements were with affiliated companies and the maximum amount of individual life insurance we may retain on any life is $100,000. See Note 13 to the consolidated financial statements for more information related to these reinsurance arrangements.

Regulatory Environment

In order to continue to market life insurance and annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles or, "GAAP." First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are initially deferred and amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Insurance companies are subject to Risk-Based Capital, "RBC", guidelines, monitored by insurance regulatory authorities, that measure the ratio of the Company's statutory surplus with certain adjustments, "Adjusted Capital", to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulae that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company's products, interest rate risks, and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company's statutory capitalization. The Company considers RBC implications in its asset/liability management strategies. The Company believes that its statutory capital is adequate for its currently anticipated levels of risk as measured by regulatory guidelines.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System or, "IRIS," to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." Generally, regulators will begin to investigate or monitor an insurance company if ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

The Company is subject to state insurance laws. A detailed financial statement in the prescribed form or, the "Annual Statement," is filed with the Insurance Departments each year covering the Company's operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Departments includes periodic examinations to verify the accuracy of contract liabilities and reserves. The Company's books and accounts are subject to review by the Insurance Departments at all times. A full examination of the Company's operations is conducted periodically by the Insurance Departments and under the auspices of the NAIC.

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

Our variable life insurance products, as well as our variable annuity products, generally are "securities" within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and the NASD. Federal and some state securities regulation affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

Item 2.  Properties

Office space is provided by Prudential Insurance, as is described in the Notes to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We also may be subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

The Company has received formal requests for information relating to its variable annuity business and unregistered separate accounts from regulators, including, among others, the Securities and Exchange Commission and the State of New York Attorney General's office. The Company is cooperating with all such inquiries.

The Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of Prudential Insurance. There is no public market for the Company's common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations or, "MD&A," addresses the consolidated financial condition of Pruco Life Insurance Company as of December 31, 2004, compared with December 31, 2003, and its consolidated results of operations for the years ended December 31, 2004 and 2003.

Overview

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance, individual variable annuities, and a non-participating guaranteed interest contract called Prudential Credit Enhanced, or "PACE", primarily through the Prudential Insurance sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements. Beginning February 1, 2001, all insurance activity of the Taiwan branch has been ceded to the affiliated Company.

Generally, policyholders who purchase the Company's products have the option of investing in the separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the General Account. The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the GIC and General Account annuity and life products. Policy charges and fee income consist mainly of three types, sales charges or loading fees on new sales, mortality and expense charges or, "M&E," assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders' accounts. Products that generate spread income primarily include the GIC product, general account life insurance products, fixed annuities and the fixed rate option of variable annuities.

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

The Company's profitability depends principally on its ability and Prudential Insurance's ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

      o our ability to manufacture and distribute products and services and to introduce new products gaining market acceptance on a timely basis;

      o our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

      o our mortality and morbidity experience on individual life insurance and annuity products;

      o our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

      o our cost of administering insurance contracts and providing asset management products and services;

      o our returns on invested assets, net of the amounts we credit to policyholders' accounts;

      o our ability to earn commissions and fees from the distribution and servicing of annuities, retirement products, and other investment products at a level that enables us to earn a margin over the expense of providing such services;

      o the amount of our account values and changes in their fair value, which affect the amount of asset management fees we receive;

      o our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation; and

      o     our ability to maintain our claims paying ratings.


Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of Investments

As prescribed by GAAP, we present our fixed maturity investments classified as available for sale, at fair value in the statements of financial position. The fair values for our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprised 14% of our investments as of December 31, 2004, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions.

For our fixed maturity investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in "Accumulated other comprehensive income (loss), net," a separate component of equity. In addition, investments classified as available for sale are subject to our impairment review to identify when a decline in value is other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: the extent (generally if greater than 20%) and duration (generally greater than six months) of the decline; the reasons for the decline in value (credit event or interest rate related); our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. This corresponding charge is referred to as an impairment and is reflected in "Realized investment gains (losses), net" in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Future Policy Benefit Reserves

We establish reserves for future policy benefit payments to or on behalf of policyholders in the same period in which the policy is issued. These reserves relate primarily to term life and certain annuity products.

The future policy benefit reserves at December 31, 2004 represented 5% of our total liabilities and relate primarily to term life products and are determined in accordance with GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future expenses less the present value of future net premiums. The expected future benefits are based on mortality, lapse, maintenance expense and, interest rate assumptions, and also consider the risk of adverse deviation in our actual results from the results assumed in establishing our reserves. Our mortality assumptions are generally based on the Company's historical experience or standard industry tables, as applicable. Our interest rate assumptions are based on factors such as market conditions and expected investment returns. Collectively, these assumptions are "locked-in" upon the issuance of new policies and continue to be used in subsequent periods to establish the reserves. We review our assumptions to determine whether the reserves together with the expected future premiums are sufficient to provide for the expected future benefit payments and expenses. In particular, we review our mortality assumptions annually and conduct full actuarial studies every three years. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term. If, based on our review, there have been significant adverse changes in actual experience compared to the experience we assumed at the time the policy was issued we may be required to provide for expected future losses by establishing premium deficiency reserves. The assumptions used to establish premium deficiency reserves represent our current best estimate of experience with no provision for adverse deviation. Once established, premium deficiency reserves are not reduced for subsequent improvement in experience but may be increased for subsequent adverse deviations in experience. As of December 31, 2004, we do not have material premium deficiency reserves related to these products.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of either gross margins, gross profits, or gross premiums, depending on the type of contract. As of December 31, 2004, DAC in our life business was $1.031 billion and DAC in our annuity business was $398 million.

DAC associated with the term life policies of our domestic individual life insurance business is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess by means of a charge to current period earnings. Generally, we do not expect significant short-term deterioration in experience, and therefore do not expect significant writedowns of the related DAC.

DAC associated with the variable and universal life policies of our domestic individual life insurance and international insurance businesses and the variable and fixed annuity contracts of our individual annuities business is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Our evaluation of DAC related to variable annuity contracts considers expected gross profits that would be generated within a pre-established reasonably possible range, or corridor, of future rate of return scenarios. Adjustments to DAC are made only when our long-term view of investment returns considered in our estimates of future gross profits results in a DAC balance outside of the corridor. However, notwithstanding our corridor approach, we may determine that a revision of our expected gross profits and a related adjustment to our DAC is necessary if changes in additional factors, such as policyholder activity, suggest that our current view of expected gross profits may no longer represent our best estimate. For variable annuity contracts, DAC is more sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with minimum death benefit and other contractual guarantees specific to our variable annuity contracts, as well as other sources of profit. This is also true, to a lesser degree, for our variable life policies; however, the variable life policies derive a significant portion of their gross profits from margins in the cost of insurance charge.

In evaluating the DAC for our domestic variable life insurance and annuity products, future rate of return assumptions are evaluated using a reversion to mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. For variable annuities products, our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 8.9% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2004.

To demonstrate the sensitivity of our variable annuity DAC balance relative to our future rate of return, increasing or decreasing our future rate of return by 100 basis points would have required us to consider adjustments, subject to our application of the corridor approach, to that DAC balance as follows. The information provided in the table below considers only the effect of changes in our future rate of return and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC.

                                                                Increase/(Reduction)
                                                                      in DAC
                                                              ------------------------
                                                                  (in thousands)
Increase in projected rate of return by 100 basis points             $ 10,516

Decrease in projected rate of return by 100 basis points             $(10,856)

See "Results of Operations" for a discussion of the impact of DAC amortization on our results of the life and annuities products.

Taxes on Income

Tax regulations require items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our financial statements. The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carry-forward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management's best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate.

To the extent our effective tax rate increases or decreases by one percent of income from operations before income taxes and cumulative effect of accounting change, consolidated income from operations before cumulative effect of accounting change would have increased or declined by $1.5 million in 2004.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service and other taxing jurisdictions for audits on-going or not yet commenced. We anticipate that the Internal Revenue Service will complete its examination of 1997 through 2001 during the first half of 2005. Although the results of these audits are not final, based on currently available information, we believe that the outcome will not have an adverse effect on our financial position, cash flows or results of operations.

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

The Company's Changes in Financial Condition and Results of Operations are described below.

Effective New Accounting Policies Adopted

See Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements.

Changes in Financial Condition

2004 versus 2003

From December 31, 2003 to December 31, 2004 there was an increase of $2.672 billion in total assets from $25.215 billion to $27.887 billion. The largest increase was in separate account assets, which increased by $1.554 billion primarily from market value appreciation of $1.659 billion as a result of continued strength in the equity markets, positive net sales (sales less withdrawals) and partially offset by the implementation of Statement of Position 03-1 or, "SOP 03-1," in 2004. SOP 03-1 requires among other things, that certain individual market value adjusted annuity or, "MVA," contracts be accounted for under general account accounting treatment. As a result of the adoption, approximately $400 million of fixed maturities formerly classified as separate account assets were reclassified as general account fixed maturities.

Fixed maturities increased by $385 million mainly as a result of the implementation of SOP 03-1 described above, and investing positive cash flows into fixed maturities. Offsetting overall growth in fixed maturities was a decline in the level of unrealized gains resulting from an increasing interest rate environment and in increased cash position as of December 31,2004.

Deferred acquisition costs increased by $48 million from December 31, 2003 driven by $221 million in net capitalization of acquisition expenses, largely offset by $187 million of amortization. Capitalization in the Life business reflects a $151 million reduction as a result of a new coinsurance agreement with Prudential Arizona Reinsurance Captive Company or, "PARCC." DAC also increased $14 million from the implementation of SOP 03-1 and a change in unrealized gains. These amounts are shown in the amortization and other non-cash items line on the Statements of Cash Flows.

Reinsurance recoverable is higher by $248 million as a result of larger ceded reserves held under the PARCC agreement, and is mentioned in more detail in "Premiums" below. Deferred sales inducements and other assets are higher by $36 million, driven by a $31 million increase in deferred expenses related to sales inducements for annuity products as the Company has sold more annuity contracts that contain these features.

Cash and cash equivalents and short-term investments are higher by $451 million resulting from accumulated portfolio cash flows and, in part from asset sales, in anticipation of redeployment.

During the year, liabilities increased by $2,596 million from $23,400 million to $25,996 million. Corresponding with the asset change, Separate account liabilities increased by $1,554 million, as described above. Policyholder account balances increased by $540 million due primarily to the reclassification of MVA contracts as described above and by positive net sales of annuity products with fixed rate options and life general account products. Future policy benefits increased by $257 million due to increased reserves for the Taiwan business, the establishment of guaranteed minimum death and income benefits in the annuity business and increases to life reserves as a result of sales and renewals of term and the newer universal life products. Income taxes payable, net, were higher by $98 million as a result of income tax expense and a tax refund received in 2003 from Prudential Financial. In accordance with the tax sharing agreement with Prudential Financial, the Company was reimbursed for operating losses utilized in the consolidated federal tax return. There was a decrease in total securities lending activity of $73 million and a change in the mix between cash collateral for loaned securities and securities sold under agreements to repurchase, as there are less treasury securities in the portfolio. Treasury securities are commonly used for lending activities, especially in the securities sold under agreements to repurchase category.

Results of Operations

2004 to 2003 Annual Comparison

Net Income
Consolidated net income of $113 million for 2004 improved $28 million from $85 million earned for 2003. Policy charges and fee income increased $72 million from last year as a result of increased sales and growth in the separate accounts from continued strength in the financial markets. DAC amortization in 2004 is $56 million higher than in 2003 due to increased amortization in the current year from higher gross profits in both the life and annuity businesses and growth in the term life in force. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues
Consolidated revenues increased by $53 million, from $1.077 billion in 2003 to $1.130 billion. Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders' fund balances, increased by $72 million. The increase was the result of a $37 million increase for individual life products and a $35 million increase for annuity products. Policy charges for life products increased as a result of growth in the in force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The gross variable life in force business grew in excess of 8% to $77 billion at December 31, 2004 from $71 billion at December 31, 2003. Annuity fees are mainly asset based fees which are dependent on the fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which the customer has the option to invest. Average annuity separate account fund balances are nearly 17% higher than in the prior year as a result of favorable market performance and positive net sales.

Net premiums decreased by $59 million from $142 million in 2003, due to increased reinsurance premiums resulting from the coinsurance agreement with PARCC, an affiliate, to reinsure 90% of the entire term book of business. This agreement replaced the previous coinsurance with Pruco Reinsurance Ltd., which reinsured only certain term business. The new agreement covers 90% of all term policies written by both the Company and its wholly owned subsidiary, Pruco Life Insurance Company of New Jersey. All term business not previously covered by the Pruco Re Coinsurance agreement was reinsured with yearly renewable term reinsurance carrying lower premiums than coinsurance. In addition, extended term premiums decreased by $13 million due to lower policy lapses from better market performance.

Net investment income increased by $29 million, up from $345 million in 2003, driven by increased income in fixed maturities due to an increase in the portfolio balance from the above-mentioned reclassification resulting from the adoption of SOP 03-1 in 2004, reinvestment of income, and positive cash flows. This was partially offset by a lower yields, increased transfers from fixed fund annuities to separate accounts and lower income from declining fund balances in the retirement business.

Realized investment gains (losses) improved by $8 million, from realized losses of $3 million in 2003 to realized gains in 2004 of $5 million, largely as a result of continued improvement in the credit environment in 2004. The current year fixed maturity net realized gains resulted primarily from a $10 million decline in impairments partly offset by a slight decline in realized gains on sales.

Benefits and Expenses

Total policyholders' benefits decreased by $57 million from $332 million in 2003 to $ 275 million in 2004, as a result of lower total benefits for the life and annuity businesses of $52 million and $5 million, respectively.

The change in reserves for life products decreased $25 million from $84 million in 2003 to $59 million in 2004, primarily as a result of a decrease in term life reserves, net of reinsurance. The net change in term reserves is lower due to the new coinsurance treaty with PARCC, which generated higher reinsurance reserves than last year. The change in reserves for annuity products increased $5 million to $7 million in 2004, due to guaranteed minimum death benefit or,
"GMDB," and guaranteed minimum income benefit "GMIB" reserves that were established as of January 1, 2004. The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contractholders. Prior to adoption of SOP 03-1 a liability for the expected future net costs associated with GMDB provisions was not established for the annuity business.

Policyholders' benefits for life insurance products decreased by $27 million, down from $205 million in 2003, driven by lower net death benefits of $18 million and lower surrenders of reduced paid up policies of $9 million. While net term death benefits rose $15 million from a 50% increase in the term in force, net variable and universal death benefits were $33 million lower than the prior year, due to lower mortality and an increase in the ceded in force for these products in 2004. Annuity death benefits of $32 million in 2004 were lower by $10 million, primarily due to lower guaranteed minimum death benefits driven by higher fund values as a result of market appreciation.

Interest credited to policyholders' account balances increased by $23 million, from $228 million in 2003 to $251 million in 2004, due to growth in policyholders' account balances, especially for the annuity fixed rate option products. Overall net interest spread revenue, representing net investment income less interest credited, increased from last year as general account assets have increased as described above.

General, administrative, and other expenses increased by $61 million from $398 million in 2003 to $459 million in 2004. The primary reason was increased DAC amortization of $56 million, up from $130 million in 2003. DAC amortization for life and annuity products was higher by $39 million and $17 million, respectively. The increase in amortization in the life business was driven by growth in the term and universal in force and less favorable fund performance compared to 2003 partly offset by reduced amortization resulting from ceded DAC associated with the new coinsurance treaty with PARCC described in note 13 below. The increase in amortization in the annuity business was driven by higher gross profits from higher spread revenue and lower guaranteed minimum death benefits in 2004 as compared to 2003, partly offset by a lower deferred bonus unlocking in 2004.

General, administrative and other expenses, excluding DAC amortization, increased $5 million from the prior year as a result of more new business and the growing in force. Partly offsetting the growth in general and administrative expenses are lower net distribution costs resulting from increased reinsurance expense allowances, net of capitalization, in the life business as a result of the PARCC coinsurance agreement mentioned above. These allowances are included in net distribution expense within operating expenses.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Risk Management, Market Risk and Derivative Instruments

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. We consider risk management an integral part of our core business.

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate market risks. The market risks incurred and our strategies for managing these risks vary by product.

With respect to non-variable life insurance products, fixed rate annuities and the fixed rate options in our variable life insurance and annuity products, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management strategies that seek to match the interest rate sensitivity of the assets to that of the underlying liabilities. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, and most separate accounts, our main exposure to the market is the risk that asset management fees decrease as a result of declines in assets under management due to changes in prices of securities. We also run the risk that asset management fees calculated by reference to performance could be lower. For variable annuity and variable life insurance products with minimum guaranteed death and other benefits, we also face the risk that declines in the value of underlying investments as a result of changes in prices of securities may increase our net exposure to these death and other benefits under these contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Result of Operations" for payments made under the guaranteed minimum death benefit provision of certain individual annuity contracts.

We manage our exposure to equity price risk relating to our general account primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

The source of our exposure to market risk is related to "other than trading" activities conducted primarily in our insurance, annuity and guaranteed products operations.

Other Than Trading Activities

We hold the majority of our assets for "other than trading" activities in our insurance, annuities and guaranteed products. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging purposes in the asset/liability management process.

Insurance, Annuities, and Guaranteed Products Asset/Liability Management

We seek to maintain interest rate and equity exposures within established ranges, which we periodically adjust based on market conditions and the design of related products sold to customers. Our risk managers establish investment risk limits for exposures to any issuer, geographic region, type of security or industry sector and oversee efforts to manage risk within policy constraints set by management and approved by the Investment Committee of Prudential Financial and the Board of Directors.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling "duration mismatch" of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2004 and 2003, the difference between the duration of assets and the target duration of liabilities in our duration managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

We also perform portfolio stress testing as part of our regulatory cash flow testing. In this testing, we evaluate the impact of altering our interest-sensitive assumptions under various moderately adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amount of redemptions and prepayments of fixed-income securities and lapses and surrenders of insurance products and the potential impact of any guaranteed minimum interest rates. We evaluate any shortfalls that this cash flow testing reveals to determine if we need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Our "other than trading" assets that subject us to interest rate risk include primarily fixed maturity securities and policy loans. In the aggregate, the carrying value of these assets represented 68% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2004 and 72% as of December 31, 2003.

With respect to "other than trading" liabilities, we are exposed to interest rate risk through policyholders' account balances relating to interest-sensitive life insurance, annuity and investment-type contracts.

We assess interest rate sensitivity for "other than trading" financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2004 and 2003, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

                                                                   December 31, 2004
                                           -------------------------------------------------------------------
                                                                             Hypothetical
                                                                              Fair Value
                                                                              After + 100
                                               Notional                       Basis Point       Hypothetical
                                               Value of        Fair            Parallel          Change in
                                              Derivatives     Value           Yield Curve        Fair Value
                                                                                 Shift
                                           -------------------------------------------------------------------
Financial Assets with Interest Rate Risk:                             (In millions)
     Fixed maturities, available for sale                      $6,339              $6,132            $ (207)
     Policy loans                                                 960                 895               (65)
     Mortgage Loans                                                 2                   2                --

Derivatives:
     Futures                                    $(137)             --                   6                 6
     Swaps                                         68              (5)                 --                 5

Financial Liabilities with Interest Rate
Risk:
     Investment Contracts                                      (3,773)             (3,761)               12

                                                                                                     ------
Total Estimated Potential Loss                                                                       $ (249)
                                                                                                     ======


                                                                   December 31, 2003
                                           -------------------------------------------------------------------
                                                                             Hypothetical
                                                                              Fair Value
                                                                              After + 100
                                               Notional                       Basis Point       Hypothetical
                                               Value of        Fair            Parallel          Change in
                                              Derivatives     Value           Yield Curve        Fair Value
                                                                                 Shift
                                           -------------------------------------------------------------------
Financial Assets with Interest Rate Risk:                                 (In millions)
     Fixed maturities, available for sale                    $5,954           $ 5,759             $(195)
     Policy loans                                               993               936               (57)

Derivatives:
     Futures                                      $ 6           --                 --                --
     Swaps                                         31           (4)                (4)               --

Financial Liabilities with Interest Rate
Risk:
     Investment Contracts                          --       (3,506)            (3,484)               22

                                                                                                  -----
Total Estimated Potential Loss                                                                    $(230)
                                                                                                  =====

The tables above do not include approximately $3,750 billion of insurance reserve and deposit liabilities as of December 31, 2004 and $3.213 billion as of December 31, 2003. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than by us.

Market Risk Related to Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange risk in its investment portfolio and previously through its operations in Taiwan. The Company generally hedges substantially all foreign currency-denominated fixed-income investments supporting its U.S. insurance operations into U.S. dollars in order to mitigate the risk that the fair value of these investments fluctuates as a result of changes in foreign exchange rates.

Foreign currency exchange risk is actively managed within specified limits at the enterprise (Prudential Insurance) level using Value-at-Risk ("VaR") analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements. This calculation utilizes a variance/covariance approach.

Limitations of VaR Models

Although VaR models are a recognized tool for risk management, they have inherent limitations, including reliance on historical data that may not be indicative of future market conditions or trading patterns. Accordingly, you should not view VaR models as a predictor of future results. We may incur losses that could be materially in excess of the amounts indicated by the models on a particular trading day or over a period of time, and there have been instances when results have fallen outside the values generated by our VaR models. A VaR model does not estimate the greatest possible loss. The results of these models and analysis thereof are subject to the judgment of our risk management personnel.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 10 to the Consolidated Financial Statements for a description of our derivative activities as of December 31, 2004 and 2003. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates or foreign currency exchange rates, and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities.

Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings.

In determining the Company's state tax expense for the three months ended June 30, 2004, an error was made relating to the treatment of state net operating loss carryforwards. This error resulted in an understatement of tax expense, and corresponding overstatement of net income, for the three and six months ended June 30, 2004 and the nine months ended September 30, 2004. The error was identified by the Company in the course of a review and inventory by the Company of its deferred tax balances undertaken during the fourth quarter of 2004. Restated unaudited interim financial statements of the Company reflecting the correction of this error were included in Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

The Company believes that the error was attributable to a material weakness in the Company's internal control over financial reporting. The Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include the completion of the Company's comprehensive review and inventory of deferred tax assets and liabilities. The Company is in the process of implementing definitive standards for detailed documentation supporting deferred tax balances and expects to complete this implementation in 2005. The Company is also in the process of implementing an automated application to further enhance control with respect to the collection of detailed deferred tax information, and it expects to fully implement such application in 2005.

As described above, management has implemented improvements to the Company's internal control over financial reporting to address the material weakness described above. Except for such changes, no change in the Company's internal control over financial reporting occurred during the quarter ended December 31,2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).

Item 9B. Other Information

None.

Item 10. Directors and Executive Officers of the Registrant

We have adopted a code of business conduct and ethics, known as "Making the Right Choices," which applies to our Chief Executive Officer, Chief Financial Officer, as well as to our directors and other employees. Making the Right Choices is posted on our website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com.

                                    PART III

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled "Item 2 - Ratification of the Appointment of Independent Auditors" in Prudential Financial's definitive proxy statement for the Annual Meeting of Shareholders to be held on June 7, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2004.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules


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

      3(ii)   By-Laws of Pruco Life Insurance Company (as amended through May 6,
              1997) are incorporated by reference to Form 10-Q as filed by the Registrant on August 15, 1997.

      4.      Exhibits

      4(a) Modified Guaranteed Annuity Contract is incorporated by reference to the Registrant's Registration Statement on Form S-1 as filed November 2, 1990, Registration No. 33-37587.

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

      4(e) Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Registrant's registration statement on Form S-3, Registration No. 333-104036, filed March 26, 2003.

      4(f) Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity 3 variable annuity) is incorporated by reference to the Registrant's registration statement on Form S-3, Registration No. 333-103474, filed February 27, 2003.

      4(g) Market-Value Adjustment Annuity Contract (Strategic Partners FlexElite variable annuity) is incorporated by reference to Post-Effective Amendment No. 1 to Form N-4, Registration No. 333-75702, filed February 14, 2003, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

      9.      None.

      10.     None.

      11.     Not applicable.

      12.     Not applicable.

      13.     Not applicable.

      16.     Not applicable.

      18.     None.

      22.     None.

      23.     Not applicable.

      24.     Powers of Attorney.

      31.1    Section 302 Certification of the Chief Executive Officer,

      31.2    Section 302 Certification of the Chief Financial Officer,

      32.1    Section 906 Certification of the Chief Executive Officer,

      32.2    Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 30th day of March 2005.

                                      PRUCO LIFE INSURANCE COMPANY
                                      (Registrant)


                                      By: /s/  Bernard J. Jacob
                                          ------------------------------------
                                          Bernard J. Jacob
                                       Chief Executive Officer
                                       (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

Name                                Title
----                                -----

James J. Avery, Jr.  *              Director
------------------------------
James J. Avery, Jr.


/s/ Bernard J. Jacob                Director and President
------------------------------      (Principal Executive Officer)
Bernard J. Jacob


Ronald Paul Joelson   *             Director
------------------------------
Ronald Paul Joelson


Andrew J. Mako*                     Director
------------------------------

Andrew J. Mako


C. Edward Chaplin *                 Director
------------------------------

C. Edward Chaplin
-----------------


Helen M. Galt   *                   Director
------------------------------

Helen M. Galt


David R. Odenath, Jr.   *           Director
------------------------------

David R. Odenath, Jr.

  /s/ John Chieffo                  Chief Financial and Accounting Officer
------------------------------      (Principal Accounting and Financial Officer)

John Chieffo

                              * By:    /s/   Thomas C. Castano
                                     ------------------------------
                                         Thomas C. Castano

                                                              (Attorney-in-Fact)

                  PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
                      Consolidated Financial Statements and
             Report of Independent Registered Public Accounting Firm

                           December 31, 2004 and 2003

                          PRUCO LIFE INSURANCE COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements                                                                           Page No.
--------------------                                                                           --------
      PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

      Report of Independent Registered Public Accounting Firm                                    F - 2

      Consolidated Financial Statements:

           Consolidated Statements of Financial Position - December 31, 2004 and 2003            F - 3

           Consolidated Statements of Operations and Comprehensive Income
           Years ended December 31, 2004, 2003 and 2002                                          F - 4

           Consolidated Statements of Stockholder's Equity
           Years ended December 31, 2004, 2003 and 2002                                          F - 5

           Consolidated Statements of Cash Flows
           Years ended December 31, 2004, 2003 and 2002                                          F - 6

           Notes to the Consolidated Financial Statements                                        F - 7

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Pruco Life Insurance Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly-owned subsidiary of The Prudential Insurance Company of America) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" as of January 1, 2004, and the fair value provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" as of January 1, 2003.


PricewaterhouseCoopers LLP
New York, New York
March 25, 2005

Pruco Life Insurance Company and Subsidiaries
Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
As of December 31, 2004 and December 31, 2003 (in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                                2004            2003

                                                                            ----------------------------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2004 - $6,114,020;  2003 - $5,682,043)   $  6,339,103    $  5,953,815
Policy loans                                                                     856,755         848,593
Short-term investments                                                           122,061         160,635
Other long-term investments                                                       28,258          89,478
                                                                            ----------------------------
     Total investments                                                         7,346,177       7,052,521
Cash and cash equivalents                                                        743,533         253,564
Deferred policy acquisition costs                                              1,429,027       1,380,710
Accrued investment income                                                        101,432          96,790
Reinsurance recoverables                                                         765,045         517,410
Receivables from Parent and affiliates                                            50,339          53,138
Deferred sales inducements and other assets                                      124,868          88,736
Separate account assets                                                       17,326,555      15,772,262
                                                                            ----------------------------
TOTAL ASSETS                                                                $ 27,886,976    $ 25,215,131
                                                                            ============================

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                             $  6,122,924    $  5,582,633
Future policy benefits and other policyholder liabilities                      1,325,836       1,068,977
Cash collateral for loaned securities                                            410,718         431,571
Securities sold under agreement to repurchase                                     45,254          97,102
Income taxes payable                                                             433,966         335,665
Other liabilities                                                                330,966         111,865
Separate account liabilities                                                  17,326,555      15,772,262
                                                                            ----------------------------
Total liabilities                                                             25,996,219      23,400,075
                                                                            ----------------------------

CONTINGENCIES (See Note 12)

STOCKHOLDER'S EQUITY
Common stock, ($10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding)                                    2,500           2,500
Additional paid-in capital                                                       455,377         459,654
Deferred compensation                                                             (1,173)           (850)
Accumulated other comprehensive income                                            74,527         107,687
Retained earnings                                                              1,359,526       1,246,065
                                                                            ----------------------------
Total stockholder's equity                                                     1,890,757       1,815,056
                                                                            ----------------------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                   $ 27,886,976    $ 25,215,131
                                                                            ============================

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2004, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                                      2004           2003           2002

                                                  -----------    -----------    -----------
REVENUES

Premiums                                          $    83,287    $   142,140    $   128,854
Policy charges and fee income                         642,021        570,158        529,887
Net investment income                                 373,552        344,628        334,486
Realized investment gains (losses), net                 5,011         (2,770)       (68,037)
Asset management fees                                  15,747         13,218         11,397
Other income                                           10,514          9,595          9,536
                                                  -----------    -----------    -----------

Total revenues                                      1,130,132      1,076,969        946,123
                                                  -----------    -----------    -----------

BENEFITS AND EXPENSES

Policyholders' benefits                               275,378        332,114        275,251
Interest credited to policyholders' account
balances                                              250,675        227,992        204,813
General, administrative and other expenses            458,590        397,881        505,064
                                                  -----------    -----------    -----------

Total benefits and expenses                           984,643        957,987        985,128
                                                  -----------    -----------    -----------

Income from operations before income taxes and
cumulative effect of accounting change                145,489        118,982        (39,005)

Income taxes:
   Current                                             59,682        (69,617)       (64,656)
   Deferred                                           (36,804)       103,666         12,153
                                                  -----------    -----------    -----------
Total income tax expense (benefit)                     22,878         34,049        (52,503)
                                                  -----------    -----------    -----------

Net Income from Operations Before Cumulative
Effect of Accounting Change                           122,611         84,933         13,498

Cumulative effect of accounting change, net of
taxes                                                  (9,150)            --             --

                                                  -----------    -----------    -----------
NET INCOME                                            113,461         84,933         13,498
                                                  -----------    -----------    -----------

Change in net unrealized investment gains, net        (41,944)         8,379         57,036
of taxes
Cumulative effect of accounting change,
net of taxes                                            4,030             --             --
Foreign currency translation adjustments                   --             --            149
                                                  -----------    -----------    -----------

Other comprehensive income (loss), net of taxes       (37,914)         8,379         57,185
                                                  -----------    -----------    -----------

COMPREHENSIVE INCOME                              $    75,547    $    93,312    $    70,683
                                                  ===========    ===========    ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Stockholder's Equity
Periods Ended December 30, 2004, 2003 and 2002 (in thousands)
-------------------------------------------------------------

                                                                                                       Accumulated
                                                                                                          Other           Total
                                             Common        Paid-in-       Retained       Deferred      Comprehensive   Stockholder's
                                              Stock         Capital       Earnings     Compensation    Income (Loss)      Equity
                                           -----------    -----------   -----------    ------------    -------------   -------------
Balance, January 1, 2002                   $     2,500    $   466,748   $ 1,147,665     $        --     $    34,566     $ 1,651,479

Net income                                          --             --        13,498              --              --          13,498

Adjustments to policy credits issued to
eligible policyholders                              --             --           (27)             --              --             (27)

Change in foreign currency translation
adjustments, net of taxes                           --             --            --              --             149             149

Change in net unrealized investment
gains, net of taxes                                 --             --            --              --          57,036          57,036
                                           -----------    -----------   -----------     -----------     -----------     -----------
Balance, December 31, 2002                       2,500        466,748     1,161,136              --          91,751       1,722,135

Net income                                          --             --        84,933              --              --          84,933

Adjustments to policy credits issued to
eligible policyholders                              --             --            (4)             --              --              (4)

Purchase of fixed maturities from an
affiliate, net of taxes                             --         (7,557)           --              --           7,557              --

Stock-based compensation programs                   --            463            --            (850)             --            (387)

Change in net unrealized investment
gains, net of taxes                                 --             --            --              --           8,379           8,379
                                           -----------    -----------   -----------     -----------     -----------     -----------
Balance, December 31, 2003                       2,500        459,654     1,246,065            (850)        107,687       1,815,056

Net income                                          --             --       113,461              --              --         113,461

Purchase of fixed maturities from an
affiliate, net of taxes                             --         (4,754)           --              --           4,754              --

Stock-based compensation programs                   --            477            --            (323)             --             154

Cumulative effect of accounting change,
net of taxes                                        --             --            --              --           4,030           4,030

Change in net unrealized investment
gains, net of taxes                                 --             --            --              --         (41,944)        (41,944)
                                           -----------    -----------   -----------     -----------     -----------     -----------
Balance, December 31, 2004                 $     2,500    $   455,377   $ 1,359,526     $    (1,173)    $    74,527     $ 1,890,757
                                           ===========    ===========   ===========     ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows
Year Ended December 31, 2004, 2003 and 2002 (in thousands)
--------------------------------------------------------------------------------

                                                                            2004            2003            2002
                                                                         -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   113,461     $    84,933     $    13,498
Adjustments to reconcile net income to net cash from
     (used in) operating activities:
     Policy charges and fee income                                          (140,240)       (108,731)        (74,117)
     Interest credited to policyholders' account balances                    250,675         227,992         204,813
     Realized investment (gains) losses, net                                  (5,011)          2,770          68,037
     Amortization and other non-cash items                                       710          51,685         (78,452)
     Cumulative effect of accounting change                                    9,150              --              --
     Change in:
         Future policy benefits and other policyholders' liabilities         212,121         134,431         126,316
         Reinsurance recoverable                                            (247,635)       (116,739)        (99,974)
         Accrued investment income                                             1,638         (10,665)         (8,692)
         Receivables from Parent and affiliates                                2,799             461         (28,025)
         Policy loans                                                         (8,162)         30,913          (5,441)
         Deferred policy acquisition costs                                   (25,213)       (227,713)          6,833
         Income taxes payable                                                103,447          90,413         (20,844)
         Deferred sales inducements and other assets                         (36,136)        (47,100)        (20,071)
         Other, net
                                                                             216,484         (18,601)         23,912
                                                                         -----------     -----------     -----------
Cash Flows From Operating Activities                                         448,088          94,049         107,793
                                                                         -----------     -----------     -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities available for sale                               2,293,944       2,506,887       1,834,129
     Payments for the purchase of:
         Fixed maturities available for sale                              (2,266,074)     (3,303,651)     (2,884,673)
     Other long-term investments, net                                         36,763          (2,873)        (10,202)
     Short-term investments, net
                                                                              47,709          53,705           1,256
                                                                         -----------     -----------     -----------
Cash Flows From (Used in) Investing Activities                               112,342        (745,932)     (1,059,490)
                                                                         -----------     -----------     -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Policyholders' account balances:
          Deposits                                                         2,093,835       2,196,543       1,789,307
          Withdrawals                                                     (2,086,995)     (1,621,978)     (1,014,901)
          Cash payments to eligible policyholders                                 --              (4)       (116,000)
     Cash collateral for loaned securities, net                              (20,853)        206,053          35,496
     Securities sold under agreement to repurchase, net                      (51,848)       (303,405)        319,792
    Paid in capital transaction associated with the purchase of fixed
    maturities from an affiliate                                              (4,754)         (7,557)             --
    Deferred compensation                                                       (323)           (850)             --
    Stock-based compensation                                                     477             463              --
                                                                         -----------     -----------     -----------
Cash Flows From (Used in) Financing Activities                               (70,461)        469,265       1,013,694
                                                                         -----------     -----------     -----------

     Net increase (decrease) in cash and cash equivalents                    489,969        (182,618)         61,997

     Cash and cash equivalents, beginning of year                            253,564         436,182         374,185
                                                                         -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $   743,533     $   253,564     $   436,182
                                                                         ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. BUSINESS

Pruco Life Insurance Company or "the Company," is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. Pruco Life Insurance Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract or, "GIC," called Prudential Credit Enhanced GIC or, "PACE," in the District of Columbia, Guam and in all states except New York. Pruco Life Insurance Company also had marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in Note 13.

Pruco Life Insurance Company has three subsidiaries, which include one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey or, "PLNJ," and two subsidiaries formed in 2003 for the purpose of acquiring and investing in municipal fixed maturities from an affiliated company (see Note
13). Pruco Life Insurance Company and its subsidiaries are referred to as "the Company" and all financial information is shown on a consolidated basis throughout this document.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 or, "the date of demutualization," Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. or "Prudential Financial."

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Pruco Life Insurance Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, "GAAP." The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, as more fully described in Note 13. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, in particular deferred policy acquisition costs, investments, future policy benefits, provision for income taxes, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Stock Options

Effective January 1, 2003, Prudential Financial changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Accordingly, results of operations of the Company for the years ended December 31, 2004 and 2003, include costs of $0.3 million and $0.9 million, respectively, associated with employee stock options issued by Prudential Financial to certain employees of the Company. Prior to January 1, 2003, Prudential Financial accounted for employee stock options using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under this method, Prudential Financial and the Company did not recognize any stock-based compensation costs as all options granted had an exercise price equal to the market value of Prudential Financial's Common Stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which replaces FASB Statement No. 123. SFAS 123R requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As described above Prudential Financial had previously adopted the fair value recognition provisions of the original SFAS 123 for all new awards granted to employees on or after January 1, 2003. SFAS 123R is effective for interim and annual periods beginning after June

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

15, 2005. Prudential Financial will adopt the fair value recognition provisions of this statement on July 1, 2005 for those awards issued prior to January 1, 2003. By that date, the unvested stock options issued prior to January 1, 2003, will be recognized over the remaining vesting period of approximately six months.

Prudential Financial and the Company account for non-employee stock options using the fair value method of SFAS No. 123 in accordance with Emerging Issues Task Force Issue ("EITF") No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees" and related interpretations in accounting for its non-employee stock options.

Investments

Fixed maturities classified as "available for sale" are carried at fair value. The amortized cost of fixed maturities is written down to fair value if a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities "available for sale", including the effect on deferred policy acquisition costs and policyholders' account balances that would result from the realization of unrealized gains and losses are included in "Accumulated other comprehensive income (loss)."

Policy loans are carried at unpaid principal balances.

Securities repurchase and resale agreements and securities borrowed and loaned transactions are used to generate income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value. Securities repurchase and resale agreements are collateralized principally by U.S. government and government agency securities. Securities borrowed or loaned are collateralized principally by cash or U.S. government securities. For securities repurchase agreements and securities loaned transactions used to generate income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company's policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same as those sold. Income and expenses related to these transactions executed within the general account and it's insurance subsidiary used to generate income are reported as "Net investment income," however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in "General and administrative expenses").

Securities borrowed and securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash advanced or received. With respect to securities loaned transactions, the Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities borrowed and loaned on a daily basis with additional collateral obtained or provided as necessary. Substantially all of the Company's securities borrowed transactions are with brokers and dealers, commercial banks and institutional clients. Substantially all of the Company's securities loaned transactions are with large brokerage firms. Income and expenses associated with securities borrowing transactions are reported as "Net investment income." Income and expenses associated with securities loaned transactions used to generate income are generally reported as "Net investment income;" however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in "General and administrative expenses").

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short-term nature approximates fair value.

Other long-term investments consist of the Company's investments in joint ventures and limited partnerships in which the Company does not exercise control, as well as investments in the Company's own separate accounts, which are carried at estimated fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company's interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company's net income from investments in joint ventures and partnerships is generally included in "Net investment income."

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES  (continued)

Realized investment gains (losses), net are computed using the specific identification method. Costs of fixed maturities and equity securities are adjusted for impairments, which are declines in value that are considered to be other than temporary. Impairment adjustments are included in "Realized investment losses, net." In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months); (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company's ability and intent to hold the investments for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include, but are not limited to: (1) the risk that our assessment of an issuer's ability to meet its obligations could change, (2) the risk that the economic outlook could be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that we are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances, including those not related to the issuer, could lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a change in our impairment determination, and hence a charge to earnings in a future period.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with maturities of three months or less when purchased.

Deferred policy acquisition costs

The Company is charged distribution expenses from Prudential Insurance's agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement. These costs include commissions and variable field office expenses. The Company is also allocated costs of policy issuance and underwriting from Prudential Insurance's general and administrative expense allocation system. The Company also is charged commissions from third parties, which are primarily capitalized.

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. For annuity products, the entire transfer pricing fee is deemed to be related to the production of new annuity business and is capitalized. For life products, there is a look-through into the expenses incurred by the Prudential agency network and expenses that are considered to be related to the production of new insurance business are deferred. The cost of policy issuance and underwriting are also considered to be related primarily to the production of new insurance and annuity business and are fully capitalized.

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

Reinsurance recoverables and payables

Reinsurance recoverables and payables include receivables and corresponding payables associated with reinsurance arrangements with affiliates. See Note 13 for additional information about these arrangements.

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Separate account assets and liabilities

Separate account assets and liabilities are reported at fair value and represent segregated funds which are invested for certain policyholders, pension funds and other customers. The assets consist of common stocks, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 12 for additional information regarding separate account arrangements with contractual guarantees. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in "Policy charges and fee income." Asset management fees charged to the accounts are included in "Asset management fees."

Deferred sales inducements and other assets, and other liabilities

The Company provides sales inducements to contractholders, which primarily include an up-front bonus added to the contractholder's initial deposit for certain annuity contracts. These costs are deferred and recognized on the statement of financial position in other assets. They are amortized using the same methodology and assumptions used to amortized deferred policy acquisition costs. The amortization expense is included as a component of interest credited to policyholders' account balances. As of December 31, 2004 and 2003, deferred sales inducement costs included in other assets were $110 million and $79 million, respectively.

Other assets consist primarily of deferred sales inducements costs, premiums due, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

Policyholders' Account Balances

The Company's liability for policyholders' account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders' withdrawals and other charges assessed against the account balance. These policyholders' account balances also include provision for benefits under non-life contingent payout annuities.

Future Policy Benefits

The Company's liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. For life insurance, expected mortality is generally based on the Company's historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are "locked-in" upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. The Company's liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain non-traditional long duration life and annuity contracts, which are discussed more fully in Note 8.

Unpaid Claims

Unpaid claims include estimates of claims that the Company believes have been incurred, but have not yet been reported ("IBNR") as of the balance sheet date. Consistent with industry accounting practice, we do not establish loss reserves until a loss has occurred. These IBNR estimates, and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate in the "Policyholders' benefits" caption in our statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

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

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Insurance Revenue and Expense Recognition

Premiums from life insurance policies, excluding interest-sensitive life contracts, are recognized when due. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

Certain annuity contracts provide the holder a guarantee that the benefit received upon death will be no less than a minimum prescribed amount that is based upon a combination of net deposits to the contract, net deposits to the contract accumulated at a specified rate or the highest historical account value on a contract anniversary. These contracts are discussed in further detail in
Note 8. Also, as more fully discussed in Note 8, the liability for the guaranteed minimum death benefit under these contracts is determined each period end by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of death benefits in excess of the account balance.

Amounts received as payment for interest-sensitive life, deferred annuities and guaranteed investment contracts are reported as deposits to "Policyholders' account balances". Revenues from these contracts reflected as "Policy charges and fee income" consist primarily of fees assessed during the period against the policyholders' account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders' account balances and amortization of DAC.

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

Asset management fees

Beginning on February 1, 2002, the Company received asset management fee income from policyholders' account balances invested in The Prudential Series Funds or, "PSF," which are a portfolio of mutual fund investments related to the Company's separate account products (see Note 13). In addition, the Company receives fees from policyholders' account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income when earned.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company include swaps and futures, and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions used in pricing models.

Derivatives are used to manage the characteristics of the Company's asset/liability mix, manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), (3) a foreign currency fair value or cash flow hedge ("foreign currency" hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. As of December 31, 2004, none of the Company's derivatives qualify for hedge accounting treatment.

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in "Realized investment gains (losses), net" without considering changes in the fair value of the economically associated assets or liabilities.

The Company is a party to financial instruments that may contain derivative instruments that are "embedded" in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in "Realized investment gains (losses), net."

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

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

New Accounting Pronouncements

In March 2004, the EITF of the FASB reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company's policy is generally to record income only as cash is received following an impairment of a debt security. In September 2004, the FASB issued FASB Staff Position ("FSP") EITF 03-1-1, which defers the effective date of a substantial portion of EITF 03-1, from the third quarter of 2004, as originally required by the EITF, until such time as FASB issues further implementation guidance, which is expected sometime in 2005. The Company will continue to monitor developments concerning this Issue and is currently unable to estimate the potential effects of implementing EITF 03-1 on the Company's consolidated financial position or results of operations.

In December 2003, the FASB issued FIN No. 46(R), "Consolidation of Variable Interest Entities," which revised the original FIN No. 46 guidance issued in January 2003. FIN No. 46(R) addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity's expected losses and the right to receive the entity's expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if, as the primary beneficiary, it stands to absorb a majority of the VIE's expected losses or to receive a majority of the VIE's expected residual returns. On December 31, 2003, the Company adopted FIN No. 46(R) for all special purpose entities ("SPEs") and for relationships with all VIEs that began on or after February 1, 2003. On March 31, 2004, the Company implemented FIN No. 46(R) for relationships with potential VIEs that are not SPEs. The transition to FIN No. 46(R) did not have a material effect on the Company's consolidated financial position or results of operations.

In July 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." AcSEC issued this SOP to address the need for interpretive guidance in three areas: separate account presentation and valuation; the classification and valuation of certain long-duration contract liabilities; and the accounting recognition given sales inducements (bonus interest, bonus credits and persistency bonuses).

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The effect of adopting SOP 03-1 was a charge of $9 million, net of $5 million of taxes, which was reported as a "Cumulative effect of accounting change, net of taxes" in the results of operations for the year ended December 31, 2004. This charge reflects the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company's variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within "Other comprehensive income, net of taxes" of $4 million, net of $3 million of taxes, for the year ended December 31, 2004. Upon adoption of SOP 03-1, approximately $400 million in "Separate account assets" were reclassified resulting in an increase in "Fixed maturities, available for sale", as well as changes in other non-separate account assets. Similarly, upon adoption, approximately $400 million in "separate account liabilities" were reclassified resulting in increases in "Policyholders' account balances" as well as changes in other non-separate account liabilities.

In June 2004, the FASB issued FSP No. 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability." FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company's adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company's consolidated financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid ("TPA") to clarify certain aspects of SOP 03-1. The implementation of this TPA during the third quarter of 2004 had no impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments." Implementation Issue No. B36 indicates that a modified coinsurance arrangement ("modco"), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company's return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Effective October 1, 2003, the Company adopted the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. The application of Implementation Issue No. B36 in 2003 had no impact on the consolidated financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of company shares, or that represent an obligation to purchase a fixed number of company shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (such as amount and timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. The Company's adoption of SFAS No. 150, as of July 1, 2003, did not have a material effect on the Company's consolidated financial position or results of operations.

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

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS

Fixed Maturities:

The following tables provide additional information relating to fixed maturities as of December 31:

                                                                                    2004
                                                         ------------------------------------------------------------
                                                                            Gross           Gross
                                                          Amortized       Unrealized      Unrealized
                                                             Cost           Gains           Losses        Fair Value
                                                         ------------    ------------    ------------    ------------
                                                                                 (in thousands)
Fixed maturities available for sale
Bonds:
    U.S. Treasury securities and obligations of
        U.S. government corporations and agencies        $     87,013    $        778    $        109    $     87,682

    States, municipalities and political subdivisions         173,129           8,627             191         181,565

    Foreign government bonds                                   30,005           3,982               9          33,978

    Mortgage-backed securities                                333,720           1,685             440         334,965

    Public utilities                                          848,762          40,036           1,710         887,088

    All other corporate bonds                               4,641,391         181,494           9,060       4,813,825

Redeemable preferred stock                                         --              --              --              --

                                                         ------------    ------------    ------------    ------------
Total fixed maturities, available for sale               $  6,114,020    $    236,602    $     11,519    $  6,339,103
                                                         ============    ============    ============    ============


                                                                                    2003
                                                         ------------------------------------------------------------
                                                                            Gross           Gross
                                                          Amortized       Unrealized      Unrealized
                                                             Cost           Gains           Losses        Fair Value
                                                         ------------    ------------    ------------    ------------
                                                                                 (in thousands)
Fixed maturities available for sale
Bonds:
    U.S. Treasury securities and obligations of
        U.S. government corporations and agencies        $    215,305    $     12,204    $         10    $    227,499

    States, municipalities and political subdivisions          47,603             961              --          48,564

    Foreign government bonds                                   44,018           5,345              13          49,350

    Mortgage-backed securities                                 93,730           1,929              19          95,640

    Public utilities                                          702,793          41,312           2,985         741,120

    All other corporate bonds                               4,577,918         220,845           8,021       4,790,742

Redeemable preferred stock                                        676             224              --             900

                                                         ------------    ------------    ------------    ------------
Total fixed maturities, available for sale               $  5,682,043    $    282,820    $     11,048    $  5,953,815
                                                         ============    ============    ============    ============

--------------------------------------------------------------------------------

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2004 is shown below:

                                                     Available for sale
                                                   ------------------------
                                                   Amortized        Fair
                                                      Cost         Value
                                                   ----------    ----------
                                                         (in thousands)

         Due in one year or less                   $  809,242    $  816,443

         Due after one year through five years      2,644,613     2,726,406

         Due after five years through ten years     1,650,713     1,749,571

         Due after ten years                          675,732       711,718

         Mortgage-backed securities                   333,720       334,965
                                                   ----------    ----------

         Total                                     $6,114,020    $6,339,103
                                                   ==========    ==========

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2004, 2003, and 2002, were $1,500 million, $1,957 million and $1,607 million respectively. Proceeds from the maturity of fixed maturities available for sale during 2004, 2003, and 2002, were $794 million, $550 million, and $227 million, respectively. Gross gains of $27 million, $21 million, and $20 million and gross losses of $17 million, $7 million, and $48 million were realized on those sales during 2004, 2003, and 2002, respectively.

Writedowns for impairments, which were deemed to be other than temporary for fixed maturities were $1 million, $12 million, and $28 million for the years, ended December 31, 2004, 2003 and 2002, respectively.

Other Long-Term Investments

The following table provides information relating to other long-term investments as of December 31:

                                                          2004         2003
                                                        --------     --------
                                                            (in thousands)
           Joint ventures and limited partnerships      $    184     $ 37,321
           Company's investment in Separate accounts      29,993       55,214
           Derivatives for other than trading             (4,683)      (3,585)
           Commercials loans on real estate                2,286          249
           Equity securities                                 478          279
                                                        --------     --------
           Total other long- term investments           $ 28,258     $ 89,478
                                                        ========     ========

The Company's share of net income from the joint ventures was $1 million, $2 million, and $1 million, for the years ended December 31, 2004, 2003, and 2002, respectively, and is reported in "Net investment income." Mortgage interest on commercial loans on real estate was $1.4 million, $0.9 million, and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is also reported in "Net investment income."

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

                                                    2004          2003          2002
                                                 ---------     ---------     ---------
                                                            (in thousands)
  Fixed maturities, available for sale           $ 327,899     $ 295,357     $ 275,843
  Policy loans                                      46,935        46,750        49,436
  Short-term investments and cash equivalents        7,685         7,357        13,540
  Other                                              3,981         7,821         8,128
                                                 ---------     ---------     ---------
  Gross investment income                          386,500       357,285       346,947
       Less:  investment expenses                  (12,948)      (12,657)      (12,461)
                                                 ---------     ---------     ---------
  Net investment income                          $ 373,552     $ 344,628     $ 334,486
                                                 =========     =========     =========

Realized investment gains (losses), net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

                                               2004         2003         2002
                                             --------     --------     --------
                                                       (in thousands)

  Fixed maturities, available for sale       $  9,034     $  1,567     $(56,039)
  Derivatives                                  (5,801)      (6,629)     (11,746)
  Other                                         1,778        2,292         (252)
                                             --------     --------     --------

  Realized investment gains (losses), net    $  5,011     $ (2,770)    $(68,037)
                                             ========     ========     ========

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities available for sale are included in the Consolidated Statements of Financial Position as a component of "Accumulated other comprehensive income (loss)." Changes in these amounts include reclassification adjustments to exclude from "Other Comprehensive income
(loss)," those items that are included as part of "Net income" for a period that also had been part of "Other Comprehensive income (loss)" in earlier periods. The amounts for the years ended December 31, net of taxes, are as follows:

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

                                                                                                                       Accumulated
                                                                                                                         Other
                                                                                                                      Comprehensive
                                                                                                                      Income (Loss)
                                                                      Deferred                         Deferred       Related to Net
                                                    Net Unrealized     Policy        Policyholders'   Income Tax       Unrealized
                                                    Gains (Losses)   Acquisition        Account       (Liability)      Investment
                                                    on Investments      Costs          Balances         Benefit       Gains (Losses)
                                                    --------------  -------------    ----------------------------------------------
                                                                                    (in thousands)
Balance, January 1, 2002                            $      89,622   $     (40,313)   $       4,937   $     (19,528)   $      34,718
Net investment gains on investments arising
during the period                                          90,774              --               --         (32,679)          58,095
Reclassification adjustment for losses included
in net income                                              56,117              --               --         (20,202)          35,915
Impact of net unrealized investment
gains(losses) on deferred policy
acquisition costs                                              --         (67,053)              --          24,139          (42,914)
Impact of net unrealized investment
gains(losses) on policyholders'
account balances                                               --              --            9,281          (3,341)           5,940
                                                    -------------   -------------    -------------   -------------    -------------
Balance, December 31, 2002                                236,513        (107,366)          14,218         (51,611)          91,754
Net investment gains on investments arising
during the period                                          25,794              --               --          (9,330)          16,464
Purchase of fixed maturities from an affiliate             11,659              --               --          (4,102)           7,557
(see Note 13)
Reclassification adjustment for gains
included in net income                                     (2,177)             --               --             784           (1,393)
Impact of net unrealized investment gains
(losses) on deferred policy acquisition costs                  --         (13,999)              --           5,040           (8,959)
Impact of net unrealized investment
gains(losses) on policyholders' account balances               --              --            3,543          (1,276)           2,267

                                                    -------------------------------------------------------------------------------
Balance, December 31, 2003                                271,789        (121,365)          17,761         (60,495)         107,690
Net investment gains on investments arising
during the period                                         (51,357)             --               --          20,442          (30,915)
Purchase of fixed maturities from an affiliate
(see Note 13)                                               7,314              --               --          (2,560)           4,754
Cumulative effect of change in accounting
principle                                                   6,297              --               --          (2,267)           4,030
Reclassification adjustment for gains included in
net income                                                 (8,888)             --               --           3,111           (5,777)
Impact of net unrealized investment gains
(losses) on deferred policy acquisition costs                  --          (9,616)              --           2,152           (7,464)
Impact of net unrealized investment gains
(losses) on policyholders' account balances                    --              --            3,130            (918)           2,212
                                                    -------------   -------------    -------------   -------------    -------------
Balance, December 31, 2004                          $     225,155   $    (130,981)   $      20,891   $     (40,535)   $      74,530
                                                    =============   =============    =============   =============    =============

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

The table below presents net unrealized gains on investments by asset class at December 31,

                                        2004       2003       2002
                                      --------   --------   --------
                                              (in thousands)
    Fixed maturities                  $225,083   $271,772   $236,415
    Other long-term investments             72         17         98
                                      --------   --------   --------
    Unrealized gains on investments   $225,155   $271,789   $236,513
                                      ========   ========   ========

Included in other long-term investments are equity securities.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2004:

                                                       Less than twelve            Twelve months
                                                            months                   or more                   Total
                                                   -----------------------   -----------------------   -----------------------
                                                      Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
                                                     Value        Losses       Value        Losses       Value        Losses
                                                   ----------   ----------   ----------   ----------   ----------   ----------
                                                                                  (in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of
U.S. government corporations and agencies          $  104,487   $      300   $       --   $       --   $  104,487   $      300
Foreign government bonds                                2,656            9           --           --        2,656            9

Corporate securities                                1,113,346        8,943       50,766        1,827    1,164,112       10,770

Mortgage-backed securities                             80,097          438           41            2       80,138          440
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Total                                              $1,300,586   $    9,690   $   50,807   $    1,829   $1,351,393   $   11,519
                                                   ==========   ==========   ==========   ==========   ==========   ==========

As of December 31, 2004, gross unrealized losses on fixed maturities totaled $12 million comprising 250 issuers. Of this amount, there was $10 million in the less than twelve months category comprising 238 issuers and $2 million in the greater than twelve months category comprising 12 issuers. There were no individual issuers with gross unrealized losses greater than $1.1 million. The $10 million of gross unrealized losses of less than twelve months is comprised of investment grade securities. The $2 million of gross unrealized losses of twelve months or more were concentrated in the finance sector. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2), we have concluded that an adjustment for other than temporary impairments is not warranted at December 31, 2004.

Included in other long-term investments are equity securities, which have been in a loss position for less than 12 months with a fair value of $377 thousand and a gross unrealized loss of $24 thousand.

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

3. INVESTMENTS (continued)

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2004 and 2003, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Consolidated Statements of Financial Position were $437 million and $509 million, respectively.

Fixed maturities of $4 million at December 31, 2004 and 2003 were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.  DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
                                                                        (in thousands)
Balance, beginning of year                                $ 1,380,710    $ 1,152,997    $ 1,159,830
Capitalization of commissions, sales and issue expenses       221,237        371,650        328,658
Amortization                                                 (186,408)      (129,938)      (268,438)
Change in unrealized investment gains                          11,592        (13,999)       (67,053)
Impact of adoption of SOP 03-1                                  1,896             --             --
                                                          -----------    -----------    -----------
Balance, end of year                                      $ 1,429,027    $ 1,380,710    $ 1,152,997
                                                          ===========    ===========    ===========

Deferred acquisition costs in 2004 include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Reinsurance Captive Company or "PARCC," discussed in Note 13 below. Ceded capitalization and amortization relating to this treaty included in the above table amounted to $151 million and $10 million, respectively, in 2004.

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5. POLICYHOLDERS' LIABILITIES

Future policy benefits at December 31, are as follows:

                                             2004         2003
                                          ----------   ----------
                                               (in thousands)
           Life insurance - domestic      $  761,195   $  646,953
           Life insurance - Taiwan           467,332      376,033
           Individual annuities               85,761       33,598
           Group annuities                    11,548       12,393
                                          ----------   ----------
           Total future policy benefits   $1,325,836   $1,068,977
                                          ==========   ==========

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

Future policy benefits for individual and group annuities are equal to the aggregate of 1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) any premium deficiency reserves. Assumptions as to mortality are based on the Company's experience when the basis of the reserve is established. The interest rates used in the determination of the individual annuities reserves range from 4.75% to 14.75%, with approximately 15% of the reserves based on an interest rate in excess of 8%. The interest rate used in the determination of group annuities reserves is 14.75%.

Policyholders' account balances at December 31, are as follows:

                                                      2004         2003
                                                   ----------   ----------
                                                       (in thousands)

           Interest-sensitive life contracts       $2,542,797   $2,270,703
           Individual annuities                     2,679,322    2,244,314

           Guaranteed investment contracts            900,805    1,067,616
                                                   ----------   ----------
           Total policyholders' account balances   $6,122,924   $5,582,633
                                                   ==========   ==========

Policyholders' account balances for interest-sensitive life, individual annuities, and guaranteed investment contracts represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates range from 1.50% to 5.90% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 1.50% to 14.00%, with less than 1% of policyholders' account balances with interest crediting rates in excess of 8%. Interest crediting rates for guaranteed investment contracts range from 3.02% to 8.03%, with less than 1% of policyholders' account balances with interest crediting rates in excess of 8%.

6. REINSURANCE

The Company participates in reinsurance, with Prudential Insurance, Prudential of Taiwan, PARCC and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for both long and short duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements, including the Company's reinsurance of all its Taiwan business as of February 1, 2001, are described further in Note 13.

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6. REINSURANCE (continued)

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, are as follows:

                                                                2004           2003           2002
                                                            -----------    -----------    -----------
                                                                          (in thousands)
        Direct premiums and policy charges and fee income   $ 1,033,174    $   878,669    $   862,723
             Reinsurance ceded                                 (307,866)      (166,371)      (203,982)
                                                            -----------    -----------    -----------
        Premiums and policy charges and fee income          $   725,308    $   712,298    $   658,741
                                                            -----------    -----------    -----------

        Policyholders' benefits ceded                       $   129,125    $    99,229    $    70,327
                                                            -----------    -----------    -----------

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company's Consolidated Statements of Financial Position at December 31, were as follows:

                                                      2004       2003
                                                    --------   --------
                                                       (in thousands)

           Domestic life insurance - affiliated     $272,999   $ 66,837
           Domestic life insurance - unaffiliated     13,166     62,147
           Other reinsurance - affiliated             11,548     12,393
           Taiwan life insurance-affiliated          467,332    376,033
                                                    --------   --------
                                                    $765,045   $517,410
                                                    ========   ========

During 2004, the Company entered into reinsurance contracts with affiliates covering the entire domestic life in force. As a result, all related reinsurance contracts are with affiliates as of December 31, 2004. These contracts are described further in Note 13, below.

The gross and net amounts of life insurance in force at December 31, were as follows:

                                                        2004             2003             2002
                                                   -------------    -------------    -------------
                                                                   (in thousands)
           Life insurance face amount in force     $ 204,016,616    $ 158,488,681    $ 118,381,408
           Ceded to other companies                 (179,108,664)     (81,095,301)     (49,113,635)
                                                   -------------    -------------    -------------
           Net amount of life insurance in force   $  24,907,952    $  77,393,380    $  69,267,773
                                                   =============    =============    =============

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, are as follows:

                                              2004         2003        2002
                                           ---------    ---------    --------
                                                     (in thousands)
  Current tax (benefit) expense benefit:
     U.S                                   $  61,801    $ (69,836)   $(65,004)
     State and local                          (2,119)         219         309
     Foreign                                      --           --          39
                                           ---------    ---------    --------
     Total                                    59,682      (69,617)    (64,656)
                                           ---------    ---------    --------

  Deferred tax expense (benefit):
     U.S                                     (31,944)     102,685      15,709
     State and local                          (4,860)         981      (3,556)
                                           ---------    ---------    --------
     Total                                   (36,804)     103,666      12,153
                                           ---------    ---------    --------

   Total income tax expense (benefit)      $  22,878    $  34,049    $(52,503)
                                           =========    =========    ========

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes and cumulative effect of accounting change for the following reasons:

                                                   2004         2003        2002
                                                ---------    ---------    --------
                                                           (in thousands)
Expected federal income tax (benefit) expense   $  50,921    $  41,644    $(13,652)
    State and local income taxes                   (4,537)         781      (2,111)
    Non taxable investment income                 (21,908)     (12,165)    (41,745)
    Incorporation of Taiwan branch                    172          443       7,545
    Other                                          (1,770)       3,346      (2,540)
                                                ---------    ---------    --------
    Total income tax expense (benefit)          $  22,878    $  34,049    $(52,503)
                                                =========    =========    ========

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

                                                     2004       2003
                                                   --------   --------
                                                     (in thousands)
         Deferred tax assets
              Insurance reserves                   $ 48,116   $ 14,875
              Tax loss carry forwards                    --     12,731
              Investments                             5,652         --
              Other                                   4,743      6,419
                                                   --------   --------
              Deferred tax assets                    58,511     34,025
                                                   --------   --------

         Deferred tax liabilities
              Deferred acquisition costs            366,155    383,712
              Net unrealized gains on securities     74,984     96,998
              Investments                                --     24,804
              Other                                  24,390         --
                                                   --------   --------
              Deferred tax liabilities              465,529    505,514
                                                   --------   --------

         Net deferred tax liability                $407,018   $471,489
                                                   ========   ========

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7. INCOME TAXES (continued)

Management believes that based on its historical pattern of taxable income, the Company and its subsidiaries will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable. At December 31, 2003 the Company had state operating loss carryforwards of $826 million.

The Internal Revenue Service (the "Service") has completed all examinations of the consolidated federal income tax returns through 1996. Tax years 1997 through 2001 are currently under examination. Management believes sufficient provisions have been made for potential adjustments.

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (a) total deposits made to the contract less any partial withdrawals ("return of net deposits"), (b) total deposits made to the contract less any partial withdrawals plus a minimum return ("minimum return"), or (c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary ("anniversary contract value"). These guarantees include benefits that are payable in the event of death or annuitization.

The Company also issues annuity contracts with market value adjusted investment options ("MVAs"), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a "market adjusted value" if surrendered prior to maturity. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

In addition, the Company issues variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse ("no lapse guarantee"). Variable life and variable universal life contracts are offered with general and separate account options.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as "Separate account assets" with an equivalent amount reported as "Separate account liabilities." Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in "Policy charges and fee income" and changes in liabilities for minimum guarantees are generally included in "Policyholders' benefits." In 2004 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company's contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2004, the Company had the following guarantees associated with these contracts, by product and guarantee type:

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

                                                                                   December 31, 2004
                                                                     -----------------------------------------------
                                                                         In the Event of      At Annuitization /
                                                                              Death              Accumulation
                                                                     -----------------------------------------------
Variable Annuity Contracts                                                        (dollars in thousands)
Return of net deposits
Account value                                                              $2,241,327                    N/A
Net amount at risk                                                         $    7,373                    N/A
Average attained age of contractholders                                      62 years                    N/A

Minimum return or anniversary contract value

Account value                                                              $9,704,195             $2,034,671
Net amount at risk                                                         $1,456,702             $    1,122
Average attained age of contractholders                                      65 years               59 years
Average period remaining until earliest expected annuitization                    N/A               6.3years


                                                                        Unadjusted Value           Adjusted Value
Market value adjusted annuities
                                                                     -----------------------------------------------

Account value                                                               $328,951               $345,342


                                                                               December 31, 2004
                                                                            -------------------------
                                                                             In the Event of Death
                                                                            -------------------------
Variable Life, Variable Universal Life and  Universal Life Contracts         (dollars in thousands)
No Lapse Guarantees
Separate account value                                                               $ 1,625,520
General account value                                                                $   393,712
Net amount at risk                                                                   $32,294,429
Average attained age of contractholders                                                 45 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

                                                         December 31, 2004
                                                        -------------------

                                                          (in thousands)


Equity funds                                                8,144,114

Bond funds                                                    763,261

Balanced funds                                                320,966

Money market funds                                            267,668

Specialty funds                                                13,006
                                                           ----------

   Total                                                   $9,509,015
                                                           ==========

The total amount of funds invested in separate account investment options for variable life, variable universal life and universal life contracts with guarantees was $1,626 million at December 31, 2004.

In addition to the above mentioned amounts invested in separate account investment options, $2,437 million of account balances of variable annuity contracts with guarantees (inclusive of contracts with MVA features) were invested in general account investment options.

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") are included in "Future policy benefits" and the related changes in the liabilities are included in "Policyholders' benefits."

                                    Guaranteed       Guaranteed
                                   Minimum Death   Minimum Income
                                  Benefit (GMDB)   Benefit (GMIB)      Totals
                                  --------------------------------------------
(in thousands)
Balance as of January 1, 2004 .   $        42,194  $         2,211   $  44,405
  Incurred guarantee benefits .            24,700            5,100      29,800
  Paid guarantee benefits .....           (23,057)              --     (23,057)
                                  ---------------  ---------------   ---------
Balance as of December 31, 2004   $        43,837  $         7,311   $  51,148
                                  ===============  ===============   =========

The GMDB liability is determined each period end by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The percentage of assessments used is chosen such that, at issue, the present value of expected death benefits in excess of the projected account balance and the percentage of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB liability balance, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised. The GMIB liability was determined at December 31, 2004 by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance.

The present value of death benefits in excess of the projected account balance and the present value of total expected assessments for GMDB's were determined over a reasonable range of stochastically generated scenarios. For variable annuities and variable universal life, 5,000 scenarios were stochastically generated and, from these, 200 scenarios were selected using a sampling technique. For variable life, various scenarios covering a reasonable range were weighted based on a statistical lognormal model. For universal life, 10,000 scenarios were stochastically generated and, from these, 100 were selected.

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in "Other assets." The Company offers various types of sales inducements. These inducements include: (i) a bonus whereby the policyholder's initial account balance is increased by an amount equal to a specified percentage of the customer's initial deposit and (ii) additional interest credits after a certain number of years a contract is held. Changes in deferred sales inducements are as follows:

                                                             Sales Inducements
                                                             -----------------

                                                               (in thousands)

Balance as of January 1, 2004 ............................       $  79,143

  Capitalization .........................................          43,286

  Amortization ...........................................         (11,969)
                                                                 ---------

Balance as of December 31, 2004 ..........................       $ 110,460
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

Statutory net loss for the Company amounted to $4 million, $141 million, and $239 million for the years ended December 31, 2004, 2003, and 2002, respectively. Statutory surplus of the Company amounted to $572 million and $517 million at December 31, 2004 and 2003, respectively. The statutory losses in 2003 and 2002 were primarily attributed to the surplus strain from new business, which results from higher commissions and selling expenses that are not deferred under statutory accounting, and from increases to reserves. During late 2003 and in 2004, the Company obtained reinsurance on the term life business from a captive affiliate, mitigating the surplus strain on that business. The agreement is discussed further in Note 13, below.

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

In 2001, the Company received approval from the Arizona Department of Insurance to treat, as assumption reinsurance, the transfer of Pruco Life of Taiwan (Pruco Taiwan) business to a sister company Prudential Life Insurance Company of
Taiwan, Inc. (Prudential of Taiwan). According to Statement of Statutory Accounting Principles #61, Life, Deposit-Type and Accident and Health Reinsurance of the NAIC Accounting Practices and Procedures Manual, this type of transfer of business would be treated as indemnity reinsurance rather than assumption reinsurance because there is no concept of novation under Taiwanese law. However, other than not meeting the strict requirements for a novation, the transfer of Pruco Taiwan's business has the other elements of assumption reinsurance. The effect of this permitted practice was an increase to statutory capital of $113.7 million as of December 31 2001. The GAAP accounting treatment for this transaction is discussed in Note 13.

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the Arizona Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, the Company would not be permitted a dividend distribution without prior approval in 2005. There have been no dividend payments to the parent in 2004, 2003 or 2002.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values presented below have been determined by using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. These fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the fair values. The methods and assumptions discussed below were used in calculating the fair values of the instruments. See Note 11 for a discussion of derivative instruments.

Fixed maturities

The fair values of public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for investments in private placement fixed maturity securities, this information is not available. For these private investments, the fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions. Historically, changes in estimated future cash flows or the assessment of an issuer's credit quality have been the more significant factors in determining fair values.

Policy loans

The fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Investment contracts

For guaranteed investment contracts, income annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For individual deferred annuities and other deposit liabilities, carrying value approximates fair value.

Derivative financial instruments

Refer to Note 11 for the disclosure of fair values on these instruments.

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

10. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The following table discloses the carrying amounts and fair values of the Company's financial instruments at December 31:

                                                            2004                         2003
                                                 ---------------------------   ---------------------------
                                                   Carrying                      Carrying
                                                    Value        Fair Value       Value        Fair Value
                                                 ------------   ------------   ------------   ------------
                                                                        (in thousands)
Financial assets:
   Fixed maturities, available for sale          $  6,339,103   $  6,339,103   $  5,953,815   $  5,953,815
   Policy loans                                       856,755        960,391        848,593        992,687
   Short-term investments                             122,061        122,061        160,635        160,635
   Cash and cash equivalents                          743,533        743,533        253,564        253,564
   Separate account assets                         17,326,555     17,326,555     15,772,262     15,772,262

Financial liabilities:
   Investment contracts                             3,749,639      3,772,610      3,438,721      3,505,697
   Cash collateral for loaned securities              410,718        410,718        431,571        431,571
   Securities sold under repurchase agreements         45,254         45,254         97,102         97,102
   Separate account liabilities                    17,326,555     17,326,555     15,772,262     15,772,262

11. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be specifically attributed to specific assets or liabilities or may be based on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. Cash is paid or received based on the terms of the swap. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Exchange-traded futures and options are used by the Company to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange.

Futures typically are used to hedge duration mismatches between assets and liabilities. Futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company's exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

Currency derivatives, including exchange-traded currency futures and currency swaps, are used by the Company to reduce market risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell. The Company also uses currency forwards to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

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

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11. DERIVATIVE INSTRUMENTS (continued)

The table below summarizes the Company's outstanding positions by derivative instrument types as of December 31, 2004 and 2003. All of the derivatives are carried on the Consolidated Statements of Financial Position at estimated fair value.

                                              Derivatives
                                  2004                         2003
                       --------------------------    -------------------------
                                       Estimated                    Estimated
                        Notional      fair value      Notional     fair value
                       --------------------------    -------------------------
                                            (in thousands)
Non-Hedge Accounting

Swap instruments:
Interest rate          $    54,750    $      (212)   $    13,750   $       258
Currency                    13,278         (4,414)        16,818        (3,851)

Future contracts:
US Treasury futures       (137,400)          (240)         5,600            (3)

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company's derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company's over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

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

12. COMMITMENTS, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $49 million of commercial loans in 2005.

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

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12. COMMITMENTS, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS (continued)

Litigation and Regulatory Proceedings

The Company is subject to legal and regulatory actions in the ordinary course of their businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We may also be subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

The Company has received formal requests for information relating to its variable annuity business and unregistered separate accounts from regulators, including, among others, the Securities and Exchange Commission and the State of New York Attorney General's office. The Company is cooperating with all such inquiries.

The Company's litigation is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

13. RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

Expense Charges and Allocations

Many of the Company's expenses are allocations or charges from Prudential Insurance or other affiliates. These expenses can be grouped into general and administrative expenses and agency distribution expenses.

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

The Company is charged distribution expenses from Prudential Insurance's agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

In accordance with a revenue sharing agreement with Prudential Investments LLC, which began on February 1, 2002, the Company receives fee income from policyholders' account balances invested in the Prudential Series Funds ("PSF"). These revenues are recorded as "Asset management fees" in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, "COLI," policies to Prudential Insurance. The cash surrender value included in separate accounts for the COLI policies was $1.101 billion and $1.018 billion at December 31, 2004 and December 31, 2003, respectively. Fees related to the COLI policies were $13 million, $12 million and $21 million for the years ending December 31, 2004, 2003, and 2002.

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

13. RELATED PARTY TRANSACTIONS (continued)

Reinsurance with affiliates

Pruco Reinsurance Ltd reinsurance agreement

During September 2003, the Company implemented an agreement to reinsure its term life insurance policies with an affiliated company, Pruco Reinsurance Ltd. or, "Pruco Re." The Company reinsured with Pruco Re a significant portion of the risks under such policies through an automatic and facultative coinsurance agreement. This Agreement covered all significant risks under the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaced the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. The initial cost of this transaction of $8 million was deferred and would be amortized over the life of the underlying insurance policies; $1 million was amortized in 2003 less than $1 million in 2004 and was recorded in other income. Reinsurance recoverables related to this transaction were $29 million at December 31, 2003, including the unamortized portion of the initial cost of $7 million. Premiums and benefits ceded in 2003 were $31 million and $7 million, respectively.

During September 2004, this transaction was recaptured by the Company and replaced with a new coinsurance with PARCC, described in more detail below. Premiums ceded in 2004 were $58 million prior to the recapture.

PARCC

In September 2004, the Company entered into an agreement to reinsure its term life insurance policies with an affiliated company, PARCC. The Company reinsures with PARCC 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Concurrent with implementing this new agreement, the Company recaptured the policies previously reinsured under a coinsurance treaty with an affiliated offshore captive company, Pruco Re Ltd. The agreement had covered all term policies written on or after October 1, 2002.

The coinsurance agreement with PARCC also replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. There was no net cost associated with the initial transaction and initial transactions. Reinsurance recoverables related to this transaction were $226 million as of December 31, 2004. Premiums and benefits ceded in 2004 were $102 million and $52 million, respectively.

Prudential Insurance

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance and replaced it with a revised agreement to reinsure all risks, not otherwise reinsured. Reinsurance recoverables related to this agreement were $47 million as of December 31, 2004. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Other affiliated reinsurance agreements

In addition, the Company currently has two other reinsurance agreements in place with Prudential Insurance and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company's maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Affiliated premiums and policy charges ceded from domestic life reinsurance agreements for the periods ended December 31, 2004, 2003, and 2002 were $13 million, $12 million, and $11 million respectively. Affiliated benefits ceded for the periods ended December 31, 2004, 2003, and 2002 from domestic life reinsurance agreements are $21 million, $38 million, and $33 million.

Group annuities affiliated benefits ceded were $2 million in 2004, $3 million in 2003, and $3 million in 2002.

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

Affiliated premiums ceded for the periods ended December 31, 2004, 2003 and 2002 from the Taiwan coinsurance agreement were $85 million, $84 million and $80 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2004, 2003 and 2002; from the Taiwan coinsurance agreement were $12 million, $13 million and $14 million, respectively.

Included in the total reinsurance recoverable balances for both domestic (including PARCC and Pruco Re) and Taiwan agreements were affiliated reinsurance recoverables of $752 million and $455 million at December 31, 2004 and December 31, 2003, respectively. Of these affiliated amounts, the reinsurance recoverable related to the Taiwan coinsurance agreement was $467 million and $376 million at December 31, 2004 and December 31, 2003, respectively.

Purchase of fixed maturities from an affiliate

During 2003, the Company invested $112 million in the preferred stock of two Delaware corporations (the "DE Subs"), which were created to acquire municipal fixed maturity investments from an affiliate of the Company. The DE Subs are included in the Company's consolidated financial statements. Prudential Financial, Inc., the Company's ultimate parent company, owns a nominal common stock investment in each of the DE Subs.

The DE Subs purchased municipal fixed maturity investments for $112 million, the acquisition-date fair value, but reflected the investments at historic amortized cost of the affiliate. The difference between the historic amortized cost and the fair value, net of taxes was reflected as a reduction to paid-in-capital. The fixed maturity investments are categorized in the Company's consolidated balance sheet as available-for-sale debt securities, and are therefore carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income.

In addition, the Company also purchased corporate fixed maturities with a fair value of $52 million from the same affiliate. These investments were reflected in the same manner as is described above, with the difference between the historic amortized cost and the fair value, net of taxes reflected as a reduction of paid-in-capital with an offsetting increase to accumulated other comprehensive income. The difference between the historic amortized cost and the fair value, net of taxes for both the municipal securities and the corporate securities was $8 million.

During 2004, the Company invested an additional $110 million in fixed maturities owned by Prudential Insurance, but reflected these investments at amortized cost of $99 million. The Company also sold $31 million of fixed maturities securities, recorded at an amortized cost of $29 million, to PARCC. The net difference between the historic amortized cost and the fair value, net of taxes for both of these transactions was $5 million and was recorded as a decrease to paid in capital as described above.

Debt Agreements

The Company has a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. The total of asset-based financing and borrowing under this credit facility cannot be more than $800 million. As of December 31, 2004 and 2003, there was $456 million and $529 million, respectively, of asset-based financing. There was no debt outstanding to Prudential Funding, LLC as of December 31, 2004 or 2003.

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized in the table below:

                                                               Three months ended (in thousands)
                                                      ----------------------------------------------------
                                                      March 31       June 30     September 30  December 31
                                                      ----------------------------------------------------
2004                                                                       (restated)
Total revenues                                         $287,928      $280,195      $275,712      $286,297
Total benefits and expenses                             248,012       259,261       245,464       231,906
Income from operations before income taxes before
Cumulative effect of accounting change                   39,916        20,934        30,248        54,391
Net income                                               22,389        18,672        28,989        43,411
                                                      ----------------------------------------------------

                                                      ----------------------------------------------------
2003
Total revenues                                         $257,396      $275,715      $274,742      $269,116
Total benefits and expenses                             234,240       247,437       245,744       230,566
Income from operations before income taxes before
Cumulative effect of accounting change                   23,156        28,278        28,998        38,550
Net income                                               18,712        21,805        19,171        25,245