Form 10-Q
period 2005-03-31
PRUCO LIFE INSURANCE CO
filed 2005-05-13
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -------------------------

                                    FORM 10-Q

                            -------------------------
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                         Commission file number 33-37587

                             -----------------------

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
                                                              YES   X   NO
                                                                  -----    -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 YES      NO  X
    -----   -----



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2005. Common stock, par value of $10 per share: 250,000 shares outstanding

         PRUCO LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H) (1) (A) AND (B) ON FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

                                                                                   Page No.
                                                                                   --------
                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):

         Interim Consolidated Statements of Financial Position, As of March 31,
         2005 and December 31, 2004                                                    3

         Interim Consolidated Statements of Operations and Comprehensive Income,
         Three months ended March 31, 2005 and 2004                                    4

         Interim Consolidated Statement of Stockholder's Equity, Three months ended
         March 31, 2005                                                                5

         Interim Consolidated Statements of Cash Flows, Three months ended
         March 31, 2005 and 2004                                                       6

         Notes to Interim Consolidated Financial Statements                            7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                 10

Item 4. Controls and Procedures                                                       12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                             14

Item 6. Exhibits                                                                      14

Signatures                                                                            15


FORWARD-LOOKING STATEMENTS
Some of the statements included in this Annual Report on Form 10-Q, including but not limited to those in Management's Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as "expects," "believes," "anticipates," "includes," "plans," "assumes," "estimates," "projects," "intends," "should," "will," "shall" or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management's current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; (2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) fluctuations in foreign currency exchange rates and foreign securities markets; (5) regulatory or legislative changes, including changes in tax law; (6) changes in statutory or U.S. GAAP accounting principles, practices or policies; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) re-estimates of our reserves for future policy benefits and claims; (9) changes in our assumptions related to deferred policy acquisition costs; (10) events resulting in catastrophic loss of life;
(11) investment losses and defaults; (12) changes in our claims-paying ratings;
(13) competition in our product lines and for personnel; (14) economic, political, currency and other risks relating to our international operations;
(15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (16) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2005             2004
                                                                                ------------     ------------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2005: $6,386,805;  2004: $6,114,020)         $  6,505,847     $  6,339,103
Policy loans                                                                         859,746          856,755
Short-term investments                                                               215,670          122,061
Other long-term investments                                                           77,777           28,258
                                                                                ------------     ------------
     Total investments                                                             7,659,040        7,346,177
Cash and cash equivalents                                                            354,591          743,533
Deferred policy acquisition costs                                                  1,523,200        1,429,027
Accrued investment income                                                            109,081          101,432
Reinsurance recoverable                                                              811,348          765,045
Receivables from Parent and affiliates                                                54,537           50,339
Deferred sales inducements                                                           114,510          112,643
Other assets                                                                         263,503           12,225
Separate account assets                                                           17,026,385       17,326,555
                                                                                ------------     ------------
TOTAL ASSETS                                                                    $ 27,916,195     $ 27,886,976
                                                                                ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                                 $  6,047,923     $  6,122,924
Future policy benefits and other policyholder liabilities                          1,393,280        1,325,836
Cash collateral for loaned securities                                                384,808          410,718
Securities sold under agreement to repurchase                                        172,592           45,254
Income taxes payable                                                                 348,743          433,966
Other liabilities                                                                    620,290          330,966
Separate account liabilities                                                      17,026,385       17,326,555
                                                                                ------------     ------------
TOTAL LIABILITIES                                                                 25,994,021       25,996,219
                                                                                ------------     ------------

CONTINGENCIES (SEE NOTE 2)

STOCKHOLDER'S EQUITY
Common stock, $10 par value;
        1,000,000 shares, authorized;
        250,000 shares, issued and outstanding                                         2,500            2,500
Additional paid-in capital                                                           455,786          455,377
Deferred compensation                                                                 (1,261)          (1,173)
Retained earnings                                                                  1,408,685        1,359,526
Accumulated other comprehensive income                                                56,464           74,527
                                                                                ------------     ------------
TOTAL STOCKHOLDER'S EQUITY                                                         1,922,174        1,890,757
                                                                                ------------     ------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                       $ 27,916,195     $ 27,886,976
                                                                                ============     ============

       SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED MARCH 31
                                                                                ---------------------------
                                                                                  2005               2004
                                                                                ---------         ---------
REVENUES

Premiums                                                                        $   8,642         $  27,825
Policy charges and fee income                                                     145,552           155,835
Net investment income                                                             101,349            92,484
Realized investment gains, net                                                      3,945             5,969
Asset management fees                                                               3,936             3,827
Other income                                                                        2,611             1,988
                                                                                ---------         ---------

TOTAL REVENUES                                                                    266,035           287,928
                                                                                ---------         ---------

BENEFITS AND EXPENSES

Policyholders' benefits                                                            37,626            68,045
Interest credited to policyholders' account balances                               59,289            61,161
General, administrative and other expenses                                        120,672           118,806
                                                                                ---------         ---------

TOTAL BENEFITS AND EXPENSES                                                       217,587           248,012
                                                                                ---------         ---------

Income from operations before income tax (benefit) expense and
cumulative effect of accounting change                                             48,448            39,916

Income tax (benefit) expense                                                         (711)            8,377
                                                                                ---------         ---------

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           49,159            31,539

Cumulative effect of accounting change, net of taxes                                    -            (9,150)
                                                                                ---------         ---------
NET INCOME                                                                         49,159            22,389
                                                                                ---------         ---------

Change in net unrealized investment gains, net of taxes                           (18,063)           14,690
Cumulative effect of accounting change, net of taxes                                    -             4,030
                                                                                ---------         ---------
Other comprehensive income (loss), net of taxes                                   (18,063)           18,720
                                                                                ---------         ---------

TOTAL COMPREHENSIVE INCOME                                                      $  31,096         $  41,109
                                                                                =========         =========

       SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                     ACCUMULATED
                                                  ADDITIONAL                                            OTHER           TOTAL
                                        COMMON     PAID-IN        RETAINED           DEFERRED       COMPREHENSIVE    STOCKHOLDER'S
                                        STOCK      CAPITAL        EARNINGS         COMPENSATION     INCOME (LOSS)       EQUITY
                                       --------   ----------      --------         ------------     -------------    -------------
BALANCE, DECEMBER 31, 2004              $ 2,500   $ 455,377     $ 1,359,526         $  (1,173)       $   74,527       $ 1,890,757

Net income                                    -           -          49,159                 -                 -            49,159

Stock-based compensation programs             -         175               -               (88)                -                87

Contributed Capital                           -         234               -                 -                 -               234

Change in net unrealized investment
gains, net of taxes                           -           -               -                 -           (18,063)          (18,063)
                                        -------   ---------     -----------         ---------        ----------       -----------
BALANCE, MARCH 31, 2005                 $ 2,500   $ 455,786     $ 1,408,685         $  (1,261)       $   56,464       $ 1,922,174
                                        =======   =========     ===========         =========        ==========       ===========

       SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED MARCH 31
                                                                       ------------------------------
                                                                         2005                  2004
                                                                       --------              --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income                                                           $    49,159            $  22,389
Adjustments to reconcile net income to net cash from
    (used in) operating activities:
    Policy charges and fee income                                        (53,469)             (31,906)
    Interest credited to policyholders' account balances                  59,289               61,161
    Realized investment gains, net                                        (3,945)              (5,969)
    Amortization and other non-cash items                                 77,729              (74,365)
    Cumulative effect of accounting change, net of taxes                       -                9,150
    Change in:
         Future policy benefits and other policyholders' liabilities      67,444               72,111
         Reinsurance recoverable                                         (46,303)             (40,885)
         Accrued investment income                                        (7,649)              (5,483)
         Receivables from Parent and affiliates                           (4,198)               9,292
         Policy loans                                                     (2,991)             (2,423)
         Deferred policy acquisition costs                               (94,173)              26,961
         Income taxes payable/receivable                                 (85,223)              18,974
         Deferred sales inducements                                       (1,867)             (13,948)
         Other, net                                                       38,044              (33,609)
                                                                     -----------            ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                            (8,153)              11,450
                                                                     -----------            ---------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
    Proceeds from the sale/maturity of:
         Fixed maturities available for sale                           1,751,774              480,139
    Payments for the purchase of:
         Fixed maturities available for sale                          (2,028,426)            (512,180)
    Other long-term investments, net                                     (46,305)               5,527
    Short-term investments, net                                          (93,529)              (5,879)
                                                                     -----------            ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                                 (416,486)             (32,393)
                                                                     -----------            ---------

CASH FLOWS  FROM (USED IN) FINANCING ACTIVITIES:
    Policyholders' account balances:
          Deposits                                                       212,806              590,904
          Withdrawals                                                   (278,858)            (549,108)
    Cash collateral for loaned securities, net                           (25,910)              (9,409)
    Securities sold under agreement to repurchase, net                   127,338              (33,611)
    Contributed capital                                                      234                    -
    Deferred compensation                                                    (88)              (1,145)
    Stock-based compensation                                                 175                  125
                                                                     -----------            ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                            35,697              (2,244)
                                                                     -----------            ---------

    Net (decrease) in cash and cash equivalents                         (388,942)             (23,187)
    Cash and cash equivalents, beginning of year                         743,533              253,564
                                                                     -----------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   354,591            $ 230,377
                                                                     ===========            =========

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or "GAAP," on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of Pruco Life Insurance Company, or the "Company," for the interim periods presented. The Company is a wholly owned subsidiary of The Prudential Insurance Company of America, or "Prudential Insurance," which in turn is a wholly owned subsidiary of Prudential Financial, Inc., or "Prudential Financial." All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the current year presentation.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

LITIGATION AND REGULATORY MATTERS
The Company is subject to legal and regulatory actions in the ordinary course of its businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payments and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company's litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company's financial position.

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ADOPTION OF STATEMENT OF POSITION 03-1
In July 2003, the Accounting Standards Executive Committee, or "AcSEC," of the American Institute of Certified Public Accountants, or "AICPA," issued Statement of Position, or "SOP," 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". AcSEC issued the SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $9.2 million, reported as a cumulative effect of accounting change in the results of operations for the three months ended March 31, 2004. This charge reflects primarily the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit, or "GMDB," provisions of the Company's variable annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $4.0 million, after tax, related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs, or "DAC," on fixed maturities reclassified from the separate account to the general account as of January 1, 2004.

In June 2004, the FASB issued FASB Staff Position, or "FSP," 97-1, "Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require an Accrual of an Unearned Revenue Liability." FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life contracts under SOP 03-1. The Company's adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and therefore had no impact on the Company's results of operations.

The cumulative effect of the adoption of this SOP is shown in the statement of cash flows under "Cumulative Effect of Accounting Change" and includes increases in fixed maturities of $403 million and policyholders' account balances of $387 million related to the reclassifications of annuity contracts from the separate account to the general account. This activity also includes the establishment of the GMDB reserves of approximately $45 million and the increase in DAC of $23 million. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

STOCK OPTIONS
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment," which replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 (R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provision of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued SFAS No. 123 (R) is effective for interim and annual periods beginning after June 15, 2005. However, the SEC has recently deferred the effective date and as a result the Company will adopt SFAS No. 123 (R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

RECLASSIFICATIONS
Certain amounts in the prior year have been reclassified to conform to the current year presentation.

4. RELATED PARTY TRANSACTIONS

CORPORATE OWNED LIFE INSURANCE
Prudential Insurance owns Corporate Owned Life Insurance Policies issued by the Company. The cash surrender value of these policies included in separate account liabilities was $1.1 billion at March 31, 2005 and December 31, 2004.

PURCHASE OF FIXED MATURITIES FROM AN AFFILIATE
In 2004, the Company purchased certain of fixed maturities from Prudential Insurance for $110 million, the fair market value plus accrued interest at the acquisition date, but reflected the investments at historical amortized cost of $99 million. The Company also sold $31 million of fixed maturities securities, recorded at an amortized cost of $29 million, to Prudential Arizona Reinsurance Captive Company, or "PARCC." The difference between the historical amortized cost and the fair value, net of taxes, was reflected as a reduction to additional paid-in capital. The fixed maturity investments are categorized in the Company's consolidated statements of financial position as available for sale fixed maturities, and are therefore carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income. Gains and losses will be realized upon disposition of the investment to an entity not under common control.

REINSURANCE WITH AFFILIATES
During the third quarter of 2004, the Company entered into an agreement to reinsure its term life insurance policies known as Term Elite and Term Essential, or "Term," with PARCC, an affiliated company. The Company reinsured with PARCC, 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Concurrently with implementing the new Agreement, the Company recaptured the term reinsurance previously reinsured under a coinsurance treaty with an affiliated offshore captive company, Pruco Reinsurance, Ltd. The agreement had covered all term policies written on or after October 1, 2002. As a result of this recapture, the Company recognized a net gain of $1.2 million.

The new coinsurance agreement with PARCC replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. Similar yearly renewable term agreements on this block of business have been placed with external reinsurers, through affiliated companies. There was no net cost associated with the initial transaction and initial transactions were accounted for in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Reinsurance recoverables related to this transaction were $251 million as of March 31, 2005.

In December 2004, the Company recaptured the excess of loss reinsurance agreement with The Prudential Insurance Company of America, or "Prudential Insurance," and replaced it with a revised agreement to reinsure all risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $49 million as of March 31, 2005. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRUCO LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) ON FORM 10-Q AND IS THEREFORE FILING THIS FORM IN REDUCED DISCLOSURE FORMAT.

This Management's Discussion and Analysis of Financial Condition and Results of Operations, or "MD&A," addresses the consolidated financial condition of Pruco Life Insurance Company as of March 31 2005, compared with December 31, 2004, and its consolidated results of operations for the three month periods ended March 31, 2005 and March 31, 2004. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and Interim Consolidated Financial Statements (unaudited) included elsewhere in this Quarterly Report on Form 10-Q.

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated company on January 31, 2001. Beginning February 1, 2001, all insurance activity of the Taiwan branch has been ceded to the affiliated Company. The Company had also marketed a non-participating GIC called PACE under an agreement with MBIA (the Insurance and Reimbursement Agreement) that expired June 30, 2004. The Company did not seek an extension of the agreement. The termination of sales of this product has no impact on the existing in force contracts of PACE customers.

Generally, the Company's products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the "general account". The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the GIC and general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges ("M&E") assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders' accounts. Products that generate interest spread primarily include the GIC product, general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees from separate account fund balances. The Company's operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited to policyholders' account balances.

The Company's Changes in Financial Position and Results of Operations are described below.

1. ANALYSIS OF FINANCIAL CONDITION

From December 31, 2004 to March 31, 2005 total assets increased $29 million, from $27.887 billion to $27.916 billion. Fixed maturities and short-term investments combined increased by $260 million mainly as a result of investing positive cash flows, expansion of the securities lending program and reinvestment of investment income. Offsetting overall growth in fixed maturities was a decline in the level of unrealized gains resulting from an increasing interest rate environment as of March 31, 2005. Other long-term investments increased $50 million during the current year as additional funds were invested in commercial loans.

Deferred policy acquisition costs increased by $94 million from $1.429 billion at December 31, 2004, to $1.523 billion at March 31, 2005, driven by an $81 million increase in the shadow DAC adjustment from lower unrealized gains and $72 million in net capitalization of acquisition expenses, partially offset by $59 million of amortization. Capitalization in the Life business reflects a reduction in capitalization of $16 million related to ceded costs due to cost reimbursements under the new coinsurance agreement with Prudential Arizona Reinsurance Captive Company or, "PARCC." (See Note 4)

Reinsurance recoverable increased by $46 million, largely as a result of increased ceded reserves held under the PARCC agreement (see Note 4) and increased recoverables for the Taiwan business. Other assets increased by $251 million, driven by a $250 million increase in investment receivables due to the timing of trade settlements as of March 31, 2005.

Cash and cash equivalents declined by $389 million, from $744 million at December 31, 2004 to $355 million at March 31, 2005, due to the accumulated portfolio cash flows early in the current quarter.

Separate account assets decreased $301 million, from $17.327 billion at December 31, 2004 to $17.026 billion at March 31, 2005, primarily due to a decline in market value during the quarter.

During the first quarter of 2005, total liabilities decreased by $2 million. Corresponding with the asset change, separate account liabilities decreased by $301 million, as described above. Other liabilities increased $289 million, primarily due to increased investment payables on unsettled trades. Policyholder account balances decreased by $75 million, due primarily to increased maturities of retirement contracts during the quarter. Future policy benefits increased by $67 million, due to increased reserves for the Taiwan business, increased guaranteed minimum death and income benefits in the annuity business from higher revenues and increases to life reserves as a result of sales and renewals of term and the newer universal life products. Income taxes payable, net, declined by $85 million primarily due to a $76 million tax payment made in the first three months of 2005. Total securities lending activity increased by $101 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $26 million and increased $127 million, respectively.

2. RESULTS OF OPERATIONS

MARCH 2005 TO MARCH 2004 THREE MONTH COMPARISON

NET INCOME
Consolidated net income of $49 million for the three months ended March 31, 2005 improved $27 million, from $22 million in the same period in 2004. Driving the increase are a charge to income in 2004 of $9 million for the adoption of SOP 03-1 and a low effective tax rate in 2005 due to a reduction of tax reserves of approximately $11 million reflecting the resolution of certain items with the Internal Revenue Service. Net investment income increased $9 million over the last year, primarily due to a collection in 2005 of investment income on a previously defaulted bond.

Further details regarding the components of revenues and expenses are described in the following paragraphs.

REVENUES
Consolidated revenues decreased by $22 million, from $288 million for the three months ended March 31, 2004 to $266 million in the same period in 2005. Premiums of $9 million, decreased by $19 million, from $28 million in the three months ended March 31, 2004, due to increased ceded reinsurance premiums resulting from the coinsurance agreement with PARCC, an affiliate, to reinsure 90% of the entire term book of business (See Note 4).

Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders' fund balances, decreased by $10 million. The decrease was the result of a $15 million decrease for individual life products and a $5 million increase for annuity products. Policy charges for life products decreased as a result of a new reinsurance agreement resulting in higher ceded variable premiums, partly offset by growth in the in force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The gross variable life in force business grew nearly 2% from $77.1 billion at December 31, 2004 to $78.4 billion at March 31, 2005. Annuity fees are mainly asset based fees which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity separate account fund balances are more than 9% higher than in the prior year as a result of favorable market performance and positive net sales.

Net investment income increased by $9 million for the three months ended March 31, 2005, from $92 million in the same period in 2004, driven by more than $6 million of income resulting from the collection of investment income in 2005, on a previously defaulted bond and increased income in fixed maturities due to an increase in the portfolio balance from the deployment of funds accumulated as of December 31, 2004. This was partially offset by declining fund balances in the retirement business, which decreased due to greater contract maturities during the current quarter.

BENEFITS AND EXPENSES
Total benefits and expenses decreased $30 million, from $248 million for the three months ended March 31, 2004 to $218 million for the current period, driven by a $30 million decrease in policyholders' benefits, including changes in reserves, in 2005. Policyholder benefits, including changes in reserves, in the life business declined $33 million but increased $3 million in the annuity business.

Policyholders' benefits, excluding changes in reserves, for life insurance products decreased by $35 million, from $50 million in the three months ended March 31, 2004, driven by lower net death benefits of $35 million. While net term death benefits were essentially unchanged from 2004, net variable and universal death benefits combined were $33 million lower than the prior year, due to lower mortality and an increase in the ceded in force for these products in December 2004. The Company entered into a new excess of loss reinsurance agreement in the fourth quarter of 2004 with an affiliate (see Note 4), resulting in a significant increase in reinsured variable and universal life business. Annuity policyholder benefits of $7 million in 2005 were slightly lower than in the prior year period, primarily due to lower guaranteed minimum death benefits, or "GMDB," driven by higher average fund values in the current year as a result of market appreciation.

The change in reserves for life products increased $2 million, from $10 million in the three months ended March 31, 2004 to $12 million in the three months ended March 31, 2005. The increase was primarily the result of an increase in variable and universal reserves, which were $4 million higher primarily due to increased sales of variable and universal products and the new excess of loss reinsurance agreement mentioned above, partly offset by a $2 million decrease in net term reserves due to the new coinsurance treaty with PARCC, which generated higher reinsurance reserves than last year. The change in reserves for annuity products increased $4 million in 2005, due to the establishment of a GMDB feature as of January 1, 2004. The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contractholders.

Tax benefit for the three months ended March 31, 2005 benefited from a reduction of reserves of approximately $11 million reflecting the resolution of certain items with the Internal Revenue Service.

Interest credited to policyholders' account balances decreased by $2 million, from $61 million in the three months ended March 31, 2004 to $59 million in the three months ended March 31, 2005. Interest credited in the retirement business was nearly $4 million lower due to increased maturities and withdrawals in the current year, partly offset by growth in policyholders' account balances in the life business which were higher due to increased deposits.

General, administrative, and other expenses increased by $2 million from $119 million in the three months ended March 31, 2004 to $121 million in the same period in 2005. The primary reason was an increase in DAC amortization of $4 million, from $55 million in 2004, driven by higher gross profits from higher spread revenue and fees in the annuity business. General, administrative and other expenses, excluding DAC amortization, decreased $2 million from the prior year as a result of lower net distribution costs resulting from increased reinsurance expense allowances, net of capitalization, in the life business resulting from the PARCC coinsurance agreement mentioned above. These allowances are reflected as a deduction within operating expenses.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or "SEC" is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. Other than as discussed in the following paragraphs, no change in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

As previously reported, in determining the Company's state tax expense for the three months ended June 30, 2004, an error was made relating to the treatment of state net operating loss carryforwards. This error resulted in an understatement of tax expense, and corresponding overstatement of net income, for the three and six months ended June 30, 2004 and the nine months ended September 30, 2004. The error was identified by the Company in the course of a review and inventory by the Company of its deferred tax balances undertaken during the fourth quarter of 2004. Restated unaudited interim financial statements of the Company reflecting the correction of this error were included in Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

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

Effective January 1, 2005, we implemented a new general ledger and financial reporting platform. The new platform is intended to improve efficiencies through the use of more current technology. Although the implementation of the new platform resulted in changes in certain of our internal controls over financial reporting, we do not believe that the implementation or the related changes in internal controls materially affect the effectiveness of our internal control over financial reporting.

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


        31.1      Section 302 Certification of the Chief Executive Officer,

        31.2      Section 302 Certification of the Chief Financial Officer,

        32.1      Section 906 Certification of the Chief Executive Officer,

        32.2      Section 906 Certification of the Chief Financial Officer.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newark and State of New Jersey on the 13th day of May 2005.

               PRUCO LIFE INSURANCE COMPANY


               By:   /s/ John Chieffo
                    -----------------------------------------------------------
                   John Chieffo
                   (Authorized Signatory and Principal Accounting and Financial Officer)


Date: May 13, 2005

                                  EXHIBIT INDEX


EXHIBIT NUMBER AND DESCRIPTION



        31.1      Section 302 Certification of the Chief Executive Officer,

        31.2      Section 302 Certification of the Chief Financial Officer,

        32.1      Section 906 Certification of the Chief Executive Officer,

        32.2      Section 906 Certification of the Chief Financial Officer.