Form 10-Q
period 2005-06-30
PRUCO LIFE INSURANCE CO
filed 2005-08-12
CIK 777917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-        EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 33-37587

                             -----------------------

                              PRUCO LIFE INSURANCE
                                     COMPANY

             (Exact name of Registrant as specified in its charter)

                ARIZONA                              22-1944557
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

As of August 12, 2005, 250,000 shares of the registrant's Common Stock (par value $10), were outstanding. As of such date, Prudential Insurance Company of America, a New Jersey Corporation, owned all of the registrant's Common Stock.

     PRUCO LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(A) AND (B) ON FORM 10-Q AND IS THEREFORE FILING THIS FORM
                      WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                                TABLE OF CONTENTS

                                                                                            PAGE NUMBER
                                                                                            -----------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Interim Consolidated Statements of Financial Position,
         As of June 30, 2005 and December 31, 2004                                                  3

         Interim Consolidated Statements of Operations and Comprehensive Income,
         Three and six months ended June 30, 2005 and 2004                                          4

         Interim Consolidated Statements of Stockholder's Equity,
         Six months ended June 30, 2005                                                             5

         Interim Consolidated Statements of Cash Flows,
         Six months ended June 30, 2005 and 2004                                                    6

         Notes to Interim Consolidated Financial Statements                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     10

Item 4.  Controls and Procedures                                                                   14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         15

Item 6.  Exhibits                                                                                  15


Signatures                                                                                         16

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
AS OF JUNE 30, 2005 AND DECEMBER 31, 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                    2005             2004
                                                                                 (UNAUDITED)
                                                                                ------------     ------------
ASSETS
Fixed maturities available for sale,
    at fair value (amortized cost, 2005: $6,610,128;  2004: $6,114,020)         $  6,794,402     $  6,339,103

Policy loans                                                                         864,942          856,755
Short-term investments                                                                93,692          122,061
Other long-term investments                                                          115,100           28,258
                                                                                ------------     ------------
     Total investments                                                             7,868,136        7,346,177
Cash and cash equivalents                                                            319,862          743,533
Deferred policy acquisition costs                                                  1,522,448        1,429,027
Accrued investment income                                                            104,340          101,432
Reinsurance recoverable                                                              856,440          765,045
Receivables from Parent and affiliates                                                33,778           50,339
Deferred sales inducements                                                           123,990          112,643
Other assets                                                                          27,406           12,225
Separate account assets                                                           17,520,082       17,326,555
                                                                                ------------     ------------
TOTAL ASSETS                                                                    $ 28,376,482     $ 27,886,976
                                                                                ============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES
Policyholders' account balances                                                 $  6,032,926     $  6,122,924
Future policy benefits and other policyholder liabilities                          1,438,825        1,325,836
Cash collateral for loaned securities                                                310,150          410,718
Securities sold under agreement to repurchase                                        236,012           45,254
Income taxes payable                                                                 379,607          433,966
Short-term debt                                                                      213,000                -
Other liabilities                                                                    249,306          330,966
Separate account liabilities                                                      17,520,082       17,326,555
                                                                                ------------     ------------
TOTAL LIABILITIES                                                                 26,379,908       25,996,219
                                                                                ------------     ------------

CONTINGENCIES (SEE NOTE 2)

STOCKHOLDER'S EQUITY

Common stock, $10 par value;
       1,000,000 shares, authorized;
         250,000 shares, issued and outstanding                                        2,500            2,500
Additional paid-in capital                                                           455,911          455,377
Deferred compensation                                                                (1,349)          (1,173)
Retained earnings                                                                  1,450,908        1,359,526
Accumulated other comprehensive income                                                88,604           74,527
                                                                                ------------     ------------
TOTAL STOCKHOLDER'S EQUITY                                                         1,996,574        1,890,757
                                                                                ------------     ------------
TOTAL LIABILITIES AND
     STOCKHOLDER'S EQUITY                                                       $ 28,376,482     $ 27,886,976
                                                                                ============     ============

       SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,

                                                 2005              2004             2005               2004
                                               ---------         ---------        ---------          ---------
REVENUES

Premiums                                       $  10,456         $  28,789        $  19,098          $  56,614
Policy charges and fee income                    144,747           158,208          290,300            314,043
Net investment income                             97,530            92,896          198,878            185,380
Realized investment gains (losses), net           (2,335)           (5,583)           1,610                386
Asset management fees                              4,096             3,788            8,032              7,615
Other income                                       4,100             2,096            6,711              4,084
                                               ---------         ---------        ---------          ---------

TOTAL REVENUES                                   258,594           280,194          524,629            568,122
                                               ---------         ---------        ---------          ---------

BENEFITS AND EXPENSES

Policyholders' benefits                           38,113            73,518           75,739            141,563
Interest credited to policyholders'
  account balances                                59,372            63,773          118,661            124,934
General, administrative and other
  expenses                                       105,301           121,969          225,973            240,775
                                               ---------         ---------        ---------          ---------

TOTAL BENEFITS AND EXPENSES                      202,786           259,260          420,373            507,272
                                               ---------         ---------        ---------          ---------

Income from operations before income
  taxes and cumulative effect of change in
  accounting principle                            55,808            20,934          104,256             60,850

Income tax expense                                13,585             2,262           12,874             10,639
                                               ---------         ---------        ---------          ---------

NET INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE                    42,223            18,672           91,382             50,211

Cumulative effect of change in
  accounting principle, net of tax                     -                 -                -             (9,150)
                                               ---------         ---------        ---------          ---------
NET INCOME                                        42,223            18,672           91,382             41,061
                                               ---------         ---------        ---------          ---------

Change in net unrealized investment
  gains, shadow DAC and other shadow
  reserves, net of taxes                          32,140           (79,140)          14,077            (64,450)
Cumulative effect of accounting change,
  net of taxes                                         -                 -                -              4,030
                                               ---------         ---------        ---------          ---------
Other comprehensive income (loss), net
  of tax                                          32,140           (79,140)          14,077            (60,420)
                                               ---------         ---------        ---------          ---------

TOTAL COMPREHENSIVE INCOME (LOSS)              $  74,363         $ (60,468)       $ 105,459          $ (19,359)
                                               =========         =========        =========          =========

       SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (UNAUDITED) SIX MONTHS ENDED June 30, 2005 (IN THOUSANDS)
---------------------------------------------

                                                                                                    ACCUMULATED
                                                    ADDITIONAL                                         OTHER             TOTAL
                                       COMMON        PAID-IN        DEFERRED         RETAINED      COMPREHENSIVE      STOCKHOLDER'S
                                       STOCK         CAPITAL      COMPENSATION       EARNINGS      INCOME (LOSS)         EQUITY
                                       ------       ----------    ------------       --------      -------------      -------------
BALANCE, DECEMBER 31, 2004            $ 2,500       $ 455,377      $  (1,173)      $ 1,359,526       $  74,527         $ 1,890,757

Net income                                  -               -              -            91,382               -              91,382

Stock-based compensation programs           -             300           (176)                -               -                 124

Contributed Capital                         -             234              -                 -               -                 234

Change in net unrealized investment
  gains, shadow DAC and other shadow
  reserves, net of taxes                    -               -              -                 -          14,077              14,077
                                      -------       ---------      ---------       -----------       ---------         -----------
BALANCE, JUNE 30, 2005                $ 2,500       $ 455,911      $  (1,349)      $ 1,450,908       $  88,604         $ 1,996,574
                                      =======       =========      =========       ===========       =========         ===========

       SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          SIX MONTHS ENDED JUNE 30
                                                                          ------------------------

                                                                         2005                 2004
                                                                       ---------            ---------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income                                                             $  91,382            $  41,061
Adjustments to reconcile net income to net cash from
     (used in) operating activities:
     Policy charges and fee income                                       (71,698)             (52,787)
     Interest credited to policyholders' account balances                102,358              112,007
     Realized investment gains, net                                       (1,610)                (386)
     Amortization and other non-cash items                                79,190               88,583
     Cumulative effect of accounting change, net of taxes                      -                9,150
     Change in:
         Future policy benefits and other policyholders' liabilities     112,989              105,950
         Reinsurance recoverable                                         (91,395)             (76,603)
         Accrued investment income                                        (2,908)              (1,856)
         Receivables from Parent and affiliates                           16,561                4,114
         Policy loans                                                     (8,187)              (2,941)
         Deferred policy acquisition costs                               (93,422)             (94,913)
         Income taxes payable/receivable                                 (54,359)              64,535
         Deferred sales inducements                                      (11,347)             (48,940)
         Other, net                                                       43,821               (2,846)
                                                                       ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                     111,375              144,128
                                                                       ---------            ---------

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
     Proceeds from the sale/maturity of:
         Fixed maturities available for sale                           2,809,802              608,761
     Payments for the purchase of:
         Fixed maturities available for sale                          (3,466,865)            (771,469)
     Other long-term investments, net                                    (89,749)               2,000
     Short-term investments, net                                          28,876               81,959
                                                                       ---------            ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                                 (717,936)             (78,749)
                                                                       ---------            ---------

CASH FLOWS  FROM (USED IN) FINANCING ACTIVITIES:
     Policyholders' account balances:
         Deposits                                                      1,023,091            1,145,868
         Withdrawals                                                  (1,143,749)          (1,140,864)
     Proceeds from short-term debt issued                                232,600                    -
     Repayments of short-term debt                                       (19,600)                   -
     Cash collateral for loaned securities, net                         (100,568)             (73,740)
     Securities sold under agreement to repurchase, net                  190,758                8,685
     Contributed capital                                                     234               (8,837)
     Deferred compensation                                                  (176)                (836)
     Stock-based compensation                                                300                  299
                                                                       ---------            ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                           182,890              (69,425)
                                                                       ---------            ---------

     Net decrease in cash and cash equivalents                          (423,671)              (4,046)
     Cash and cash equivalents, beginning of year                        743,533              253,564
                                                                       ---------            ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 319,862            $ 249,518
                                                                       =========            =========

SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid (received)                                      $  77,248            $ (82,455)
                                                                       ---------            ---------

       SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

Pruco Life Insurance Company, or the "Company," is a wholly owned subsidiary of The Prudential Insurance Company of America, or "Prudential Insurance," which in turn is a wholly owned subsidiary of Prudential Financial, Inc., or "Prudential Financial."

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or "GAAP," on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. CONTINGENCIES AND LITIGATION

CONTINGENCIES
On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. In certain cases, if appropriate, we may offer customers remediation and may incur charges, including the cost of remediation, administrative costs and regulatory fines.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above, depending, in part, upon the results of operations or cash flow for that period. Management believes, however, that the ultimate payments in connection with currently pending matters should not have a material adverse effect on the Company's financial position.

LITIGATION AND REGULATORY MATTERS
The Company is subject to legal and regulatory actions in the ordinary course of its operations, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payments and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company has received formal requests for information relating to its variable annuity business and unregistered separate accounts from regulators, including, among others, the Securities and Exchange Commission and the State of New York Attorney General's Office. The Company is cooperating with all such inquiries.

Prudential Financial and its subsidiaries currently use reinsurance primarily to transfer mortality risk, to acquire or dispose of blocks of business and to manage capital more effectively. Given the recent publicity surrounding certain reinsurance transactions involving other companies in the insurance industry, Prudential Financial voluntarily commenced a review of the accounting for the reinsurance arrangements of Prudential Financial and its subsidiaries to confirm that it complied with applicable accounting rules. This review includes an inventory and examination of current and past arrangements. This review is ongoing and not yet complete. Subsequent to commencing this voluntary review, Prudential Financial and certain subsidiaries received formal requests for information from the Connecticut Attorney General, the Connecticut Insurance Department and the Securities and Exchange Commission requesting

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. CONTINGENCIES AND LITIGATION (CONTINUED)

information regarding their participation in certain reinsurance transactions. Prudential Financial believes that a number of other insurance industry participants have also received similar requests. It is possible that Prudential Financial and its subsidiaries may receive additional requests from regulators relating to reinsurance arrangements. Prudential Financial and its subsidiaries intend to cooperate fully with all such requests.

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

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $9.2 million, reported as a cumulative effect of accounting change in the results of operations for the six months ended June 30, 2004. This charge primarily reflected the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit, or "GMDB," provisions of the Company's variable annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $4.0 million, after tax, related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs, or "DAC," on fixed maturities reclassified from the separate account to the general account as of January 1, 2004. Upon adoption of this SOP, reclassifications within the statement of financial position included increases in fixed maturities of $403 million and policyholders' account balances of $387 million related to the reclassifications of annuity contracts from the separate account to the general account. This activity also included the establishment of the GMDB reserves of approximately $45 million and the increase in DAC of $23 million. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

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

Stock Options
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," that replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provision of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123(R), is effective for interim and annual periods beginning after June 15, 2005. However, the SEC recently deferred the effective date and as a result the Company will adopt SFAS No. 123(R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. RELATED PARTY TRANSACTIONS

CORPORATE OWNED LIFE INSURANCE
Prudential Insurance owns Corporate Owned Life Insurance Policies issued by the Company. The cash surrender value, which approximates the contract value of these policies, included in separate account liabilities was $1.1 billion as of June 30, 2005 and December 31, 2004. Fees related to the COLI policies in the three months ended June 30, 2005 and June 30, 2004 were $4 million and $3 million, respectively. Fees related to the COLI policies in the six months ended June 30, 2005 and June 30, 2004 were $8 million and $7 million, respectively.

Purchase of fixed maturities from an affiliate
In 2004, the Company purchased certain fixed maturities from Prudential Insurance for $110 million, the fair market value plus accrued interest at the acquisition date, but reflected the investments at the historical amortized cost of $99 million. The Company also sold $31 million of fixed maturities securities, recorded at an amortized cost of $29 million, to Prudential Arizona Reinsurance Captive Company, or "PARCC." The difference between the historical amortized cost and the fair value, net of taxes, was reflected as a reduction to additional paid-in capital. The fixed maturity investments are categorized in the Company's consolidated statements of financial position as available for sale fixed maturities, and are therefore carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income. Gains and losses will be realized upon disposition of the investment to an entity not under common control.

Reinsurance with Affiliates
During the third quarter of 2004, the Company entered into an agreement to reinsure its term life insurance policies, known as Term Elite and Term Essential, or "Term," with PARCC, an affiliated company. The Company reinsured with PARCC 90 percent of the risks under such policies through a coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Concurrently with implementing the new Agreement, the Company recaptured the term reinsurance previously reinsured under a coinsurance treaty with an affiliated offshore captive company, Pruco Reinsurance, Ltd. The agreement had covered all term policies written on or after October 1, 2002. As a result of this recapture, the Company recognized a net gain of $1.2 million.

The coinsurance agreement with PARCC replaced yearly renewable term agreements with external reinsurers that were previously in effect with respect to this block of business. Similar yearly renewable term agreements on this block of business have been placed with external reinsurers, through affiliated companies. There was no net cost associated with the initial transaction and initial transactions were accounted for in accordance with SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Reinsurance recoverable related to this agreement was $298 million as of June 30, 2005.

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance and replaced it with a revised agreement to reinsure all risks not otherwise reinsured. Reinsurance recoverable related to this agreement was $45 million as of June 30, 2005. The Company is not relieved of its primary obligation to the policyholder as a result of these transactions.

DEBT AGREEMENTS
The Company had a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. This credit facility was revised in July 2005 to increase the total credit line to $1.2 billion, of which, the amount of borrowings cannot exceed $600 million. As of June 30, 2005 and December 31, 2004, there was $546 million and $456 million, respectively, of asset-based financing. There was $213 million of debt outstanding to Prudential Funding, LLC as of June 30, 2005 and none at December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PRUCO LIFE INSURANCE COMPANY MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) ON FORM 10-Q AND IS THEREFORE FILING THIS FORM IN REDUCED DISCLOSURE FORMAT.

This Management's Discussion and Analysis, or "MD&A," of Financial Condition and Results of Operations, addresses the consolidated financial condition of Pruco Life Insurance Company as of June 30 2005, compared with December 31, 2004, and its consolidated results of operations for the three and six month periods ended June 30, 2005 and June 30, 2004. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company's MD&A and audited Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and Interim Consolidated Financial Statements (unaudited) included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL
The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance's sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company's statements of financial position. The Company had also marketed a non-participating GIC called PACE under an agreement with MBIA (the Insurance and Reimbursement Agreement) that expired June 30, 2004. The Company did not seek an extension of the agreement. The termination of sales of this product has no impact on the existing in force contracts of PACE customers.

PRODUCTS
Generally, the Company's products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company's portfolio, referred to as the "general account." The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the GIC and general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges ("M&E") assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders' accounts. Products that generate interest spread primarily include the GIC product, general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

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

1. CHANGES IN FINANCIAL POSITION

JUNE 30, 2005 VERSUS DECEMBER 31, 2004

From December 31, 2004 to June 30, 2005, total assets increased $489 million, from $27.887 billion to $28.376 billion. Fixed maturities increased by $455 million mainly as a result of investing positive cash flows and reinvestment of investment income. Other long-term investments increased $87 million, from $28 million at December 31, 2004, during the current year as additional funds were invested in commercial loans. Short term investments declined $28 million due to redeployment in longer-term investments.

Deferred policy acquisition costs increased by $93 million from $1.429 billion at December 31, 2004, to $1.522 billion at June 30, 2005, driven by an $50 million increase in the shadow DAC adjustment from lower unrealized gains and $152 million in net capitalization of acquisition expenses, partially offset by $109 million of amortization. Capitalization in the life business reflects a reduction in capitalization of $34 million related to ceded costs due to cost reimbursements under the coinsurance agreement with Prudential Arizona Reinsurance Captive Company or, "PARCC." (See Note 4 to the Interim Unadited Financial Statements)

Reinsurance recoverable increased by $91 million, from $765 million at December 31, 2004, largely as a result of increased ceded reserves held under the PARCC agreement (see Note 4 to the Interim Unadited Financial Statements) and increased recoverables for the Taiwan business.

Cash and cash equivalents declined by $424 million, from $744 million at December 31, 2004 to $320 million at June 30, 2005, due to the deployment of a portion of the available cash balance.

Separate account assets increased $193 million, from $17.327 billion at December 31, 2004 to $17.520 billion at June 30, 2005, primarily due to market performance in 2005.

During the first six months of 2005, total liabilities increased by $384 million, from $25.996 billion at December 31, 2004 to $26.380 billion at June 30, 2005. Corresponding with the asset change, separate account liabilities increased by $193 million, as described above. The Company had short-term borrowings from an affiliate of $213 million at June 30, 2005 to provide short-term working capital. There were no such borrowings outstanding at December 31, 2004. Future policy benefits increased by $113 million, due to increased reserves for the Taiwan business, increased guaranteed minimum death and income benefits in the annuity business from higher revenues and increases to life reserves as a result of sales and renewals of term and the newer universal life products. Other liabilities decreased $82 million, primarily due to decreased investment payables on unsettled trades. Policyholder account balances decreased by $90 million, due primarily to continued maturities and surrenders of retirement contracts during the quarter. Income taxes payable, net, declined by $54 million primarily due to a $76 million tax payment made in the first three months of 2005 partially offset by current year tax expense. Total securities lending activity increased by $90 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $101 million and increased $191 million, respectively.

2. RESULTS OF OPERATIONS

JUNE 2005 TO JUNE 2004 THREE MONTH COMPARISON

NET INCOME

Consolidated net income increased $23 million, from $19 million in the three months ended June 30, 2004 to $42 million for the three months ended June 30, 2005. Results for the second quarter of 2005 benefited from lower general and administrative expenses, increased fees and increased investment income, net of interest credited and interest expense, on general account balances reflecting higher asset balances. In addition, results for the current quarter benefited from more favorable claims experience, net of reinsurance, compared to the prior year period, as well as the favorable impact of cumulative increases in the market value of variable life and variable annuity assets.

REVENUES

Consolidated revenues decreased by $21 million, from $280 million in the three months ended June 30, 2004 to $259 million in the three months ended June 30, 2005. Premiums of $10 million, decreased by $19 million, from $29 million in the three months ended June 30, 2004, due to increased ceded reinsurance premiums resulting from the coinsurance agreement with PARCC, an affiliate, to reinsure 90% of the entire term book of business (See Note 4 to the Interim Unadited Financial Statements) during 2004.

Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders' fund balances for the current year period, decreased by $13 million from the prior year quarter. The decrease was the result of a $20 million decrease for individual life products and a $7 million increase for annuity products. Policy charges for life products decreased as a result of a new reinsurance agreement (See Note 4 to the Interim Unadited Financial Statements) entered into during the fourth quarter of 2004, resulting in higher ceded variable and universal life premiums, partly offset by growth in the in force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The gross variable life in force business grew nearly 4% from $77.1 billion at December 31, 2004 to $80.0 billion at June 30, 2005. Annuity fees are mainly asset-based fees, which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity separate account fund balances are more than 10% higher than in the prior year as a result of favorable market performance and positive net sales.

Net investment income increased by $5 million for the three months ended June 30, 2005, from $93 million in the same period in 2004, driven by increased income from fixed maturities due to an increase in the portfolio balance from the deployment of funds accumulated as of December 31, 2004, proceeds from short-term borrowings and positive cash flows. This was partially offset by declining fund balances in the retirement business, due to continued contract maturities and no new sales.

BENEFITS AND EXPENSES

Total benefits and expenses decreased $56 million, from $259 million for the three months ended June 30, 2004 to $203 million for the current period, driven by a $35 million decrease in policyholders' benefits, including changes in reserves, in 2005. Policyholder benefits, including changes in reserves, in the life business declined $37 million and increased $2 million in the annuity business.

Policyholders' benefits, excluding changes in reserves, for life insurance products decreased by $35 million, from $49 million in the three months ended June 30, 2004, driven by lower net death benefits of $34 million. While net term death benefits increased $4 million from the prior year period, net variable and universal death benefits combined were $38 million lower than the prior year period, due to lower mortality and an increase in the ceded in force for these products in December 2004. The Company entered into a new excess of loss reinsurance agreement in the fourth quarter of 2004 with an affiliate (see Note 4 to the Interim Unadited Financial Statements), resulting in a significant increase in reinsured variable and universal life business. Annuity policyholders' benefits of $6 million in 2005 were essentially unchanged from the prior year period.

The change in reserves for life products decreased $2 million, from $17 million in the three months ended June 30, 2004 to $15 million in the three months ended June 30, 2005. The decrease was primarily the result of a $7 million decrease in net term reserves due to the coinsurance treaty with PARCC, which generated higher reinsurance reserve credits than last year. This was partly offset by an increase in variable and universal reserves, which were $5 million higher primarily due to increased sales of universal life products partly offset by the new excess of loss reinsurance agreement discussed above. The change in reserves for annuity products increased $1 million in 2005, due to the establishment of a GMDB feature as of January 1, 2004. The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contractholders.

Tax expense for the three months ended June 30, 2005 increased $12 million, from $2 million in the three months ended June 30, 2004 to $14 million in the current quarter. The increase is primarily due to higher net income before taxes, and a non-recurring reduction of state income tax liabilities of $4 million in the prior year quarter.

Interest credited to policyholders' account balances decreased by $5 million, from $64 million in the three months ended June 30, 2004 to $59 million in the three months ended June 30, 2005. Interest credited in the retirement business was more than $4 million lower due to continued maturities and withdrawals in the current year with no additional sales. Higher interest credited due to increases in policyholders' account balances in the life business which were higher due to increased deposits, were offset by lower interest credited in the annuity business due to lower crediting rates.

General, administrative, and other expenses decreased by $17 million from $122 million in the three months ended June 30, 2004 to $105 million in the prior year period. General, administrative and other expenses, excluding DAC amortization, decreased $15 million from the year ago quarter primarily as a result of lower net distribution costs in the life business, which include reinsurance expense allowances, net of capitalization. Net reinsurance expense allowances increased as a result of the PARCC coinsurance agreement discussed above and are reflected as a deduction within operating expenses. DAC amortization decreased $2 million, from $51 million in 2004, driven by lower amortization resulting from the PARCC coinsurance agreement, mostly offset by higher amortization from improved mortality and growth in the term life business and higher gross profits from higher spread revenue and fees in the annuity business.

JUNE 2005 TO JUNE 2004 SIX MONTH COMPARISON

NET INCOME

Consolidated net income increased $50 million, from $41million in the six months ended June 30, 2004 to $91 million for the six months ended June 30, 2005. The increase reflects lower general and administrative expenses, increased fees and more favorable claims experience, net of reinsurance, compared to the prior year period. In addition, results for the first six months of 2005 included a higher contribution from investment income, net of interest credited and interest expense, reflecting the collection of investment income on a previously defaulted bond, improved investment yields and higher asset balances compared to the prior year. Contributing to the increase is an after-tax charge to income in 2004 of $9 million for the adoption of SOP 03-1.

REVENUES

Consolidated revenues decreased by $43 million, from $568 million for the six months ended June 30, 2004 to $525 million in the same period in 2005. Premiums of $19 million, decreased by $38 million, from $57 million in the six months ended June 30, 2004, due to increased ceded reinsurance premiums resulting from the coinsurance agreement with PARCC, an affiliate, to reinsure 90% of the entire term book of business (See Note 4 to the Interim Unaudited Financial Statements) during the third quarter of 2004.

Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders' fund balances, decreased $24 million from the prior year. The decrease was the result of a $36 million decrease for individual life products and a $12 million increase for annuity products. Policy charges for life products decreased as a result of the new reinsurance agreement (See Note 4 to the Interim Unaudited Financial Statements) entered into during the fourth quarter of 2004, resulting in higher ceded variable and universal life premiums, partly offset by growth in the in force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The gross variable life in force business grew nearly 4% from $77.1 billion at December 31, 2004 to $80.0 billion at June 30, 2005. Annuity fees are mainly asset-based fees which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity separate account fund balances are more than 10% higher than in the prior year as a result of favorable market performance and positive net sales.

Net investment income increased by $14 million for the six months ended June 30, 2005, from $185 million in the same period in 2004, due to more than $6 million of income resulting from the collection of investment income in 2005, on a previously defaulted bond and increased income from fixed maturities due to an increase in the portfolio balance from the deployment of funds accumulated as of December 31, 2004, proceeds from short-term borrowings and positive cash flows. This was partially offset by declining fund balances in the retirement business, which decreased due to greater contract maturities during the current quarter.

BENEFITS AND EXPENSES

Total benefits and expenses decreased $87 million, from $507 million for the six months ended June 30, 2004 to $420 million in the six months ended June 30, 2005, driven by a $66 million decrease in policyholders' benefits, including changes in reserves, in 2005. Policyholder benefits, including changes in reserves, in the life business declined $70 million and increased $4 million in the annuity business.

Policyholders' benefits, excluding changes in reserves, for life insurance products decreased by $70 million, from $98 million in the six months ended June 30, 2004, driven by lower net death benefits of $69 million. While net term death benefits increased by $4 million from the prior year, net variable and universal death benefits combined were $73 million lower than the prior year, due to lower mortality and an increase in the ceded in force for these products as a result of the new excess reinsurance agreement entered into during the fourth quarter of 2004 (see Note 4 to the Interim Unaudited Financial Statements). Annuity policyholders' benefits of $14 million in 2005 were slightly lower than in the prior year, primarily due to lower guaranteed minimum death benefits, or "GMDB," driven by higher average fund values in the current year as a result of market appreciation.

The net change in reserves for life products in the six months ended June 30, 2005 was essentially unchanged from the six months ended June 30, 2004. Increases in reserves resulting from increased variable and universal products, which were $9 million higher primarily due to increased sales of universal life products and the new excess of loss reinsurance agreement discussed above, were offset by decreases in net term reserves due to the coinsurance agreement with PARCC, which generated higher reinsurance reserve credits than last year. The change in reserves for annuity products increased $6 million in 2005, due to the establishment of a reserve for the GMDB feature as of January 1, 2004. The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contractholders.

Tax expense for the six months ended June 30, 2005 increased $2 million, from $11 million in the six months ended June 30, 2004 to $13 million in the current year period. The increase is primarily due to higher net income before taxes, mostly offset by a non-recurring reduction of state income tax liabilities, and a reduction of reserves of approximately $11 million, reflecting the resolution of certain items with the IRS during the first quarter of 2005.

Interest credited to policyholders' account balances decreased by $6 million, from $125 million in the six months ended June 30, 2004 to $119 million in the six months ended June 30, 2005. Interest credited in the retirement business was nearly $8 million lower due to continued maturities and withdrawals in the current year and no additional sales, partly offset by growth in policyholders' account balances in the life business which were higher due to increased policyholder deposits.

General, administrative, and other expenses decreased by $15 million from $241 million in the six months ended June 30, 2004 to $226 million in the six months ended June 30, 2005. General, administrative and other expenses, excluding DAC amortization, decreased $18 million from the prior year due to lower net distribution costs in the life business, which include reinsurance expense allowances, net of capitalization. Net reinsurance expense allowances increased as a result of the PARCC coinsurance agreement discussed above and are reflected as a deduction within operating expenses. DAC amortization increased $3 million, from $106 million in 2004, driven by a $10 million of increase in the annuity business from higher gross profits from higher spread revenue and mostly offset by lower amortization in the life business resulting from the PARCC coinsurance agreement.

ITEM 4. CONTROLS AND PROCEDURES

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or "SEC," is recorded, processed, summarized, and reported on a timely basis, the Company's management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. Other than as discussed in the following paragraph, no change in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f) and 15d - 15(f), occurred during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II                         OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to legal and regulatory actions in the ordinary course of its operations, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages.

The Company has received formal requests for information relating to its variable annuity business and unregistered separate accounts from regulators, including, among others, the Securities and Exchange Commission and the State of New York Attorney General's Office. The Company is cooperating with all such inquiries.

Prudential Financial and its subsidiaries currently use reinsurance primarily to transfer mortality risk, to acquire or dispose of blocks of business and to manage capital more effectively. Given the recent publicity surrounding certain reinsurance transactions involving other companies in the insurance industry, Prudential Financial voluntarily commenced a review of the accounting for the reinsurance arrangements of Prudential Financial and its subsidiaries to confirm that it complied with applicable accounting rules. This review includes an inventory and examination of current and past arrangements. This review is ongoing and not yet complete. Subsequent to commencing this voluntary review, Prudential Financial and certain subsidiaries received formal requests for information from the Connecticut Attorney General, the Connecticut Insurance Department and the Securities and Exchange Commission requesting information regarding their participation in certain reinsurance transactions. Prudential Financial believes that a number of other insurance industry participants have also received similar requests. It is possible that Prudential Financial and its subsidiaries may receive additional requests from regulators relating to reinsurance arrangements. Prudential Financial and its subsidiaries intend to cooperate fully with all such requests.

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

ITEM 6. EXHIBITS
----------------

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


Date: August 12, 2005

                                  EXHIBIT INDEX


EXHIBIT NUMBER AND DESCRIPTION



        31.1      Section 302 Certification of the Chief Executive Officer,

        31.2      Section 302 Certification of the Chief Financial Officer,

        32.1      Section 906 Certification of the Chief Executive Officer,

        32.2      Section 906 Certification of the Chief Financial Officer.