Form 10-Q
period 2005-09-30
PRUCO LIFE INSURANCE CO
filed 2005-11-14
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________________

FORM 10-Q
_________________________

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-37587
_______________________

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
YES   NO

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES   NO

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   NO

As of November 14, 2005, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Back to Contents

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Annual Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance of financial markets and interest rate fluctuations; (2) domestic or international military or terrorist activities or conflicts; (3) volatility in the securities markets; (4) fluctuations in foreign currency exchange rates and foreign securities markets; (5) regulatory or legislative changes, including changes in tax law; (6) changes in statutory or U.S. GAAP accounting principles, practices or policies; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) re-estimates of our reserves for future policy benefits and claims; (9) changes in our assumptions related to deferred policy acquisition costs; (10) events resulting in catastrophic loss of life; (11) investment losses and defaults; (12) changes in our claims-paying ratings; (13) competition in our product lines and for personnel; (14) economic, political, currency and other risks relating to our international operations; (15) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; and (16) the effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Financial Position As of September 30, 2005 and December 31, 2004 (in thousands)

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Fixed maturities available for sale,
at fair value (amortized cost, 2005: $6,552,103; 2004: $6,114,020)	$6,638,047	$6,339,103
Policy loans	872,791	856,755
Short-term investments	148,481	122,061
Commercial loans	213,091	2,285
Other long-term investments	37,451	25,973

Total investments	7,909,861	7,346,177
Cash and cash equivalents	372,737	743,533
Deferred policy acquisition costs	1,606,543	1,429,027
Accrued investment income	107,677	101,432
Reinsurance recoverable from affiliates	877,077	765,045
Receivables from Parent and affiliates	72,399	50,339
Deferred sales inducements	131,042	112,643
Other assets	34,851	12,225
Separate account assets	18,361,406	17,326,555

TOTAL ASSETS	$29,473,593	$27,886,976

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$5,987,315	$6,122,924
Future policy benefits and other policyholder liabilities	1,455,026	1,325,836
Cash collateral for loaned securities	431,448	410,718
Securities sold under agreement to repurchase	170,289	45,254
Income taxes payable	344,910	433,966
Short-term debt from affiliates	174,252	—
Payable to parent and affiliates	179,890	3,739
Other liabilities	330,072	327,227
Separate account liabilities	18,361,406	17,326,555

Total liabilities	27,434,608	25,996,219

Contingencies (See Note 2)

Stockholder’s Equity
Common stock, $10 par value; 1,000,000 shares, authorized;
250,000 shares, issued and outstanding	2,500	2,500
Additional paid-in capital	455,611	455,377
Deferred compensation	—	(1,173)
Retained earnings	1,546,828	1,359,526
Accumulated other comprehensive income	34,046	74,527

Total stockholder’s equity	2,038,985	1,890,757

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$29,473,593	$27,886,976

      See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Operations and Comprehensive Income (Unaudited) Three and Nine Months Ended September 30, 2005 and 2004 (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

REVENUES

Premiums	$15,546	$13,588	$34,644	$70,202
Policy charges and fee income	147,795	163,350	438,095	477,393
Net investment income	103,897	94,227	302,775	279,607
Realized investment gains (losses), net	5,401	(1,654)	7,011	(1,268)
Asset management fees	4,612	3,996	12,645	11,611
Other income	3,281	2,204	9,992	6,288

Total revenues	280,532	275,711	805,162	843,833

BENEFITS AND EXPENSES

Policyholders’ benefits	24,279	60,067	100,018	201,630
Interest credited to policyholders’ account balances	60,380	63,554	179,041	188,488
General, administrative and other expenses	106,081	121,842	332,054	362,617

Total benefits and expenses	190,740	245,463	611,113	752,735

Income from operations before income taxes and cumulative effect of change in accounting principle	89,792	30,248	194,049	91,098

Income tax expense (benefit)	(6,126)	1,259	6,747	11,898

Net Income Before Cumulative Effect of Change in Accounting Principle	95,918	28,989	187,302	79,200

Cumulative effect of change in accounting principle, net of tax	—	—	—	(9,150)

NET INCOME	95,918	28,989	187,302	70,050

Change in net unrealized investment gains, shadow DAC and other shadow reserves, net of taxes	(54,558)	30,393	(40,481)	(34,057)
Cumulative effect of accounting change, net of taxes	—	—	—	4,030

Other comprehensive income (loss), net of tax	(54,558)	30,393	(40,481)	(30,027)

TOTAL COMPREHENSIVE INCOME	$41,360	$59,382	$146,821	$40,023

See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statement of Stockholder’s Equity (Unaudited)
Nine Months Ended September 30, 2005 (in thousands)

	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder’s equity

Balance, December 31, 2004	$2,500	$455,377	$(1,173)	$1,359,526	$74,527	$1,890,757
Net income	—	—	—	187,302	—	187,302

Stock-based compensation programs	—	—	1,173	—	—	1,173

Contributed Capital	—	234	—	—	—	234

Change in net unrealized investment gains, shadow DAC and other shadow reserves, net of taxes	—	—	—	—	(40,481)	(40,481)

Balance, September 30, 2005	$2,500	$455,611	$—	$1,546,828	$34,046	$2,038,985

See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2005 and 2004 (in thousands)

	Nine Months Ended September 30

	2005	2004
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$187,302	$70,050
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(113,563)	(101,421)
Interest credited to policyholders’ account balances	158,279	188,487
Realized investment (gains) losses, net	(7,011)	1,268
Amortization and other non-cash items	125,416	46,051
Cumulative effect of accounting change, net of taxes	—	9,150
Change in:
Future policy benefits and other policyholders’ liabilities	129,190	124,593
Reinsurance recoverable	(112,032)	(156,671)
Accrued investment income	(6,245)	(5,253)
Receivables from affiliates	(22,060)	(14,032)
Payable to affiliates	176,151	962
Policy loans	(16,036)	(3,712)
Deferred policy acquisition costs	(177,516)	47,115
Income taxes payable/receivable	(89,057)	76,763
Deferred sales inducements	(18,399)	(44,449)
Other, net	89,352	9,887

Cash Flows From Operating Activities	303,771	248,788

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity of:
Fixed maturities available for sale	3,579,927	1,302,635
Commercial loans	711	249
Payments for the purchase of:
Fixed maturities available for sale	(4,205,634)	(1,322,050)
Commercial loans	(212,920)	—
Other long-term investments, net	(7,065)	33,408
Short-term investments, net	(25,434)	47,946

Cash Flows From (Used In) Investing Activities	(870,415)	62,188

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account balances:
Deposits	1,615,109	1,626,314
Withdrawals	(1,795,432)	(1,622,961)
Proceeds from short-term debt issued	259,252	—
Repayments of short-term debt	(85,000)	—
Cash collateral for loaned securities, net	20,730	(100,042)
Securities sold under agreement to repurchase, net	125,035	(3,595)
Contributed capital	234	(5,744)
Net change in financing arrangements	55,920	3,554

Cash Flows From (Used In) Financing Activities	195,848	(102,474)

Net increase (decrease) in cash and cash equivalents	(370,796)	208,502
Cash and cash equivalents, beginning of year	743,533	253,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$372,737	$462,066

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$77,670	$(82,024)

See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

1.     BASIS OF PRESENTATION

Pruco Life Insurance Company, or the “Company,” is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” which in turn is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.”

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform to the current year presentation.

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

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above, depending, in part, upon the results of operations or cash flow for that period. Management believes, however, that the ultimate payments in connection with currently pending matters should not have a material adverse effect on the Company’s financial position.

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

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SOP 05-1
In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS No. 154
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires the retrospective application of changes in accounting principles to prior periods’ financial statements. This Statement applies to all voluntary changes in accounting principles made after December 15, 2005, and for the limited instance when a new accounting pronouncement does not provide transition provisions.

Adoption of Statement of Position 03-1
In July 2003, the Accounting Standards Executive Committee, or “AcSEC,” of the American Institute of Certified Public Accountants, or “AICPA,” issued Statement of Position, or “SOP,” 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. AcSEC issued the SOP to address the need for interpretive guidance to be developed in three areas: separate account presentation and valuation; the accounting recognition given sales inducements (bonus interest, bonus credits, persistency bonuses); and the classification and valuation of certain long-duration contract liabilities.

The Company adopted the SOP effective January 1, 2004. The effect of initially adopting SOP 03-1 was a net of tax charge of $9.2 million, reported as a cumulative effect of accounting change in the results of operations for the nine months ended September 30, 2004. This charge primarily reflected the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment and the effect of establishing reserves for guaranteed minimum death benefit, or “GMDB,” provisions of the Company’s variable annuity contracts. In addition, the Company recorded an increase in other comprehensive income of $4.0 million, after tax, related to recording the cumulative unrealized investment gains, net of shadow deferred acquisition costs, or “DAC,” on fixed maturities reclassified from the separate account to the general account as of January 1, 2004. Upon adoption of this SOP, reclassifications within the statement of financial position included increases in fixed maturities of $403 million and policyholders’ account balances of $387 million related to the reclassifications of annuity contracts from the separate account to the general account. This activity also included the establishment of the GMDB reserves of approximately $45 million and the increase in DAC of $23 million. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

In June 2004, the FASB issued FASB Staff Position, or “FSP,” 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require an Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and therefore had no impact on the Company’s results of operations.

Stock Options
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” that replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provision of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123(R), is effective for interim and annual periods beginning after June 15, 2005. However, the SEC deferred the effective date and as a result the Company will adopt SFAS No. 123(R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

4.     RELATED PARTY TRANSACTIONS

Corporate Owned Life Insurance
Prudential Insurance owns Corporate Owned Life Insurance Policies issued by the Company. The cash surrender value, which approximates the contract value of these policies, included in separate account liabilities was $1.1 billion as of September 30, 2005 and December 31, 2004. Fees related to the COLI policies in the three months ended September 30, 2005 and September 30, 2004 were $4 million and $3 million, respectively. Fees related to the COLI policies in the nine months ended September 30, 2005 and September 30, 2004 were $11 million and $10 million, respectively.

Purchase of fixed maturities from an affiliate
In 2004, the Company purchased certain fixed maturities from Prudential Insurance for $110 million, the fair market value plus accrued interest at the acquisition date, but reflected the investments at the historical amortized cost of $99 million. The Company also sold $31 million of fixed maturities securities, recorded at an amortized cost of $29 million, to Prudential Arizona Reinsurance Captive Company, or “PARCC.” The difference between the historical amortized cost and the fair value, net of taxes, was reflected as a reduction to additional paid-in capital. The fixed maturity investments are categorized in the Company’s consolidated statements of financial position as available for sale fixed maturities, and are therefore carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income. Gains and losses will be realized upon disposition of the investment to an entity not under common control.

Reinsurance with Affiliates
During the third quarter of 2004, the Company entered into an agreement to reinsure its term life insurance policies, known as Term Elite and Term Essential, or “Term,” with PARCC, an affiliated company. The Company reinsured with PARCC 90% of the risks under such policies through a coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Concurrently with implementing the new Agreement, the Company recaptured the term reinsurance previously reinsured under a coinsurance treaty with an affiliated offshore captive company, Pruco Reinsurance, Ltd. The agreement had covered all term policies written on or after October 1, 2002. As a result of this recapture, the Company recognized a net gain of $1.2 million.

The coinsurance agreement with PARCC replaced yearly renewable term agreements with external reinsurers that were previously in effect with respect to this block of business. Similar yearly renewable term agreements on this block of business have been placed with external reinsurers, through affiliated companies. There was no net cost associated with the initial transaction and initial transactions were accounted for in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” Reinsurance recoverable related to this agreement was $325 million as of September 30, 2005.

Back to Contents

The increase (decrease) to individual lines within the Interim Consolidated Statements of Operations and Comprehensive Income (Unaudited) of the above agreement is reflected in following table:

	(in thousands)
	Three months ended September 30		Nine months ended September 30

	2005	2004	2005	2004

Premiums	$(66,735)	$(40,751)	$(215,350)	$(40,751)
Policyholders’ benefits	(51,920)	(35,433)	(174,786)	(35,433)
General, administrative and other expenses	(12,975)	(11,642)	(49,889)	(11,642)

Increase (decrease) to income from operations before income taxes and cumulative effect of change in accounting principle	$(1,840)	$6,324	$9,325	$6,324

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance and replaced it with a revised excess of loss agreement to reinsure all risks not otherwise reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these transactions. Reinsurance recoverable related to this agreement was $47 million as of September 30, 2005.

The increase (decrease) to individual lines within the Interim Consolidated Statements of Operations and Comprehensive Income (Unaudited) of the above agreement is reflected in following table:

	(in thousands)
	Three months ended September 30		Nine months ended September 30

	2005	2004	2005	2004

Policy charges and fee income	$(46,954)	$—	$(127,176)	$—
Policyholders benefits and expenses	(46,557)	—	(131,039)	—

(Decrease) increase to income from operations before income taxes and cumulative effect of change in accounting principle	$(397)	$—	$3,863	$—

During 2005, the Company entered into new reinsurance agreements with affiliates as part of its risk management and capital management strategies for annuities. The Company entered into a coinsurance agreement with The Prudential Insurance Company of America providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities prior to May 6, 2005. Effective July 1, 2005, the Company entered into another coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities after May 5, 2005.

Debt Agreements
The Company had a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. This credit facility was revised in July 2005 to increase the total credit line to $1.2 billion, of which, the amount of non asset-based borrowings cannot exceed $600 million. As of September 30, 2005 and December 31, 2004, there was $602 million and $456 million, respectively, of asset-based financing. There was $174 million of debt outstanding to Prudential Funding, LLC as of September 30, 2005 as compared to none at December 31, 2004, with related interest charged at a variable rate.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form in reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations, addresses the consolidated financial condition of Pruco Life Insurance Company as of September 30 2005, compared with December 31, 2004, and its consolidated results of operations for the three and nine month periods ended September 30, 2005 and September 30, 2004. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General
The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position. The Company had also marketed a non-participating GIC called “PACE” under an agreement with MBIA (the Insurance and Reimbursement Agreement) that expired June 30, 2004. The Company did not seek an extension of the agreement. The termination of sales of this product has no impact on the existing in force contracts of PACE customers.

Products
Generally, the Company’s products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company’s portfolio, referred to as the “general account.” The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the GIC and general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges (“M&E”) assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders’ accounts. Products that generate interest spread primarily include the GIC product, general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees from separate account fund balances. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited to policyholders’ account balances.

1.      Changes in Financial Position

September 30, 2005 versus December 31, 2004

From December 31, 2004 to September 30, 2005, total assets increased $1.587 billion, from $27.887 billion to $29.474 billion. Fixed maturities increased by $299 million mainly as a result of investing positive cash flows and reinvestment of investment income. Commercial loans increased $211 million, from $2 million at December 31, 2004, during the current year as additional funds were invested in commercial loans.

Deferred policy acquisition costs increased by $178 million from $1.429 billion at December 31, 2004, to $1.607 billion at September 30, 2005, driven by an $84 million increase in the shadow DAC adjustment from lower unrealized gains and $245 million in net capitalization of acquisition expenses, partially offset by $151 million of amortization. Capitalization and amortization in the life business reflected a reduction in net capitalization of $29 million related to ceded costs due to cost reimbursements under the coinsurance agreement with Prudential Arizona Reinsurance Captive Company or, “PARCC.” (See Note 4 to the Interim Unaudited Financial Statements)

Back to Contents

Reinsurance recoverable increased by $112 million, from $765 million at December 31, 2004 to $877 million at September 30, 2005, largely as a result of increased ceded reserves held under the PARCC agreement (see Note 4 to the Interim Unaudited Financial Statements) and increased recoverables for the Taiwan business.

Cash and cash equivalents declined by $371 million, from $744 million at December 31, 2004 to $373 million at September 30, 2005, due to the deployment of a portion of the available cash balance.

Separate account assets increased $1.034 billion, from $17.327 billion at December 31, 2004 to $18.361 billion at September 30, 2005, primarily due to improved market performance in 2005.

During the first nine months of 2005, total liabilities increased by $1.439 billion, from $25.996 billion at December 31, 2004 to $27.435 billion at September 30, 2005. Corresponding with the asset change, separate account liabilities increased by $1.034 billion, as described above. The Company had short-term borrowings from an affiliate of $174 million at September 30, 2005 to provide short-term working capital. There were no such borrowings outstanding at December 31, 2004. Payables to parent and affiliates increased $176 million from $4 million at December 31, 2004 as a result of increased unsettled balances with affiliates. Future policy benefits increased by $129 million, due to increased reserves for the Taiwan business and increases to life reserves as a result of sales and renewals of term life products. Other liabilities increased $179 million, primarily due to increased amounts due to affiliates from the timing of periodic settlements partly offset by decreased investment payables on unsettled trades. Policyholder account balances decreased by $136 million, primarily due to continued maturities and surrenders of guaranteed investment contracts during the quarter. Income taxes payable, net, declined by $89 million primarily due to a $76 million tax payment made in the first nine months of 2005 and a $36 million reduction of liabilities reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods. Total securities lending activity increased by $145 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase increased $20 million and $125 million, respectively.

2.      Results of Operations

September 2005 to September 2004 Three Month Comparison

Net Income

Consolidated net income increased $67 million, from $29 million in the three months ended September 30, 2004 to $96 million for the three months ended September 30, 2005. The 2005 results include a $26 million benefit from a net reduction in amortization of deferred policy acquisition and other costs and a decrease in our reserves for the guaranteed minimum death benefit feature of our variable annuity product due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs reflecting improved net interest spread from increased investment yields and decreased cost of actual and expected death claims. The current quarter results also include a favorable adjustment of $24 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods. The current quarter also benefited from increased fees and investment income, net of interest credited and interest expense, on general account balances reflecting higher asset balances. In addition, results for the current quarter benefited from more favorable claims experience, net of reinsurance, compared to the prior year period, as well as the favorable impact of cumulative increases in the market value of variable life and variable annuity assets.

Revenues

Consolidated revenues increased by $5 million, from $276 million in the three months ended September 30, 2004 to $281 million in the three months ended September 30, 2005. Premiums of $16 million, increased by $2 million, from $14 million in the three months ended September 30, 2004. Increases in direct term premiums from new sales and growth in the in force were mostly offset by increased ceded reinsurance premiums under the coinsurance agreement with PARCC, an affiliate (see Note 4 to the Interim Consolidated Financial Statements Unaudited) entered into during 2004.

Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders’ fund balances for the current year period, decreased by $15 million from the prior year quarter. The decrease was the result of a $23 million decrease for individual life products and an $8 million increase for annuity products. Policy charges for life products decreased as a result of a reinsurance agreement (See Note 4 to the Interim Unaudited Financial Statements) entered into during the fourth quarter of 2004, resulting in higher ceded variable and universal life premiums, partly offset by growth in the in force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The gross variable life in force business grew by 5% from $77.1 billion at December 31, 2004 to $81.0 billion at September 30, 2005. Annuity fees are mainly asset-based fees, which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity separate account fund balances are more than 13% higher than in the prior year as a result of favorable market performance and positive net sales.

Back to Contents

Net investment income of $104 million increased by $10 million for the three months ended September 30, 2005, from $94 million in the same period in 2004, driven by increased income from fixed maturities due to an increase in the portfolio balance from the deployment of funds accumulated as of December 31, 2004, proceeds from short-term borrowings and positive cash flows. This was partially offset by declining fund balances, due to continued contract maturities and no new sales of guaranteed investment contracts.

Benefits and Expenses

Total benefits and expenses decreased $54 million, from $245 million for the three months ended September 30, 2004 to $191 million for the current period, driven by a $36 million decrease in policyholders’ benefits, including changes in reserves, in 2005. Policyholder benefits, including changes in reserves, decreased $28 million and $8 million in the life business and annuity business, respectively.

Policyholders’ benefits, excluding changes in reserves, for life insurance products decreased by $34 million, from $43 million in the three months ended September 30, 2004, driven by lower net death benefits of $32 million. While net term death benefits increased slightly from the prior year period, net variable and universal death benefits combined were $32 million lower than the prior year period due to lower mortality and an increase in the reinsured in force for these products in December 2004. The Company entered into a new excess of loss reinsurance agreement in the fourth quarter of 2004 with an affiliate (see Note 4 to the Interim Consolidated Financial Statements Unaudited), resulting in a significant increase in reinsured variable and universal life business. Annuity policyholders’ benefits of $6 million in 2005 were $3 million lower than the prior year period due to a decrease in guaranteed minimum death benefit payments on variable annuities resulting from market appreciation.

The change in reserves for life products increased $6 million, from $7 million in the three months ended September 30, 2004 to $14 million in the three months ended September 30, 2005. The increase was primarily the result of an increase in net variable and universal reserves due to the new excess of loss reinsurance agreement discussed above. The change in reserves for annuity products decreased $5 million in 2005, reflecting a decline in our reserve for guaranteed minimum death benefits, or GMDB discussed above The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount. This minimum amount is based on the net deposits paid into the contract, the net deposits accumulated at a specified rate, the highest historical account value on a contract anniversary, or more typically, the greatest of these values, depending on features offered in various contracts and elected by the contractholders.

Interest credited to policyholders’ account balances decreased by $4 million, from $64 million in the three months ended September 30, 2004 to $60 million in the three months ended September 30, 2005. Interest credited in the retirement business was $4 million lower due to continued maturities and withdrawals in the current year with no additional sales. Higher interest credited due to increases in policyholders’ account balances in the life business which were higher due to increased deposits, were partly offset by lower interest credited in the annuity business due to lower crediting rates.

General, administrative, and other expenses decreased by $16 million from $122 million in the three months ended September 30, 2004 to $106 million in the prior year period. General, administrative and other expenses, excluding DAC amortization, decreased $11 million from the year ago quarter primarily as a result of lower net distribution costs in the life business, which include reinsurance expense allowances, net of capitalization. Net reinsurance expense allowances increased as a result of the PARCC coinsurance agreement discussed above and are reflected as a deduction within operating expenses. DAC amortization in the annuity business decreased $5 million, from $20 million in 2004, primarily due to a benefit from the increased estimate of total gross profits, partially offset by an increase to amortization due to higher gross profits in the current period. DAC amortization in the life business was substantially unchanged in the third quarter of 2005.

Tax expense for the three months ended September 30, 2005 decreased $7 million, from a $1 million expense in the three months ended September 30, 2004 to a $6 million benefit in the current quarter. The current quarter results include a favorable adjustment of $24 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods, largely offset by higher income before taxes, driven by the benefits of the update and refinement of assumptions described above.

Back to Contents

September 2005 to September 2004 Nine Month Comparison

Net Income

Consolidated net income increased $117 million, from $70 million in the nine months ended September 30, 2004 to $187 million for the nine months ended September 30, 2005. The 2005 results include a net $26 million benefit from a reduction in amortization of deferred policy acquisition and other costs and a decrease in our reserve for the guaranteed minimum death benefit feature of our variable annuity product, due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs reflecting improved net interest spread from increased investment yields and decreased cost of actual and expected death claims. The 2005 results also include a favorable adjustment of $36 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods. Net income in 2005 also reflects lower general and administrative and other expenses, increased fees and more favorable claims experience, net of reinsurance, compared to the prior year period. In addition, results for the first nine months of 2005 included a higher contribution from investment income, net of interest credited and interest expense, while 2004 results include an after-tax charge to income in 2004 of $9 million for the adoption of SOP 03-1.

Revenues

Consolidated revenues decreased by $39 million, from $844 million for the nine months ended September 30, 2004 to $805 million in the same period in 2005. Premiums of $35 million, decreased by $35 million, from $70 million in the nine months ended September 30, 2004, due to increased ceded reinsurance premiums resulting from the coinsurance agreement with PARCC, an affiliate, to reinsure 90% of the entire term book of business (see Note 4 to the Interim Consolidated Financial Statements Unaudited) during the third quarter of 2004.

Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased $39 million, from $477 million in the nine months ended September 30, 2004 to $438 million in the nine months ended September 30, 2005. The decrease was the result of a $59 million decrease for individual life products and a $20 million increase for annuity products. Policy charges for life products decreased as a result of the reinsurance agreement (see Note 4 to the Interim Consolidated Financial Statements Unaudited) entered into during the fourth quarter of 2004, resulting in higher ceded variable and universal life premiums, partly offset by growth in the in force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The gross variable life in force business grew by 5% from $77.1 billion at December 31, 2004 to $81.0 billion at September 30, 2005. Annuity fees are mainly asset-based fees, which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity separate account fund balances are nearly 14% higher than in the prior year as a result of favorable market performance and positive net sales.

Net investment income increased by $23 million to $303 million for the nine months ended September 30, 2005, from $280 million in the same period in 2004, due to improved yields, an increase in the fixed maturities portfolio balance and more than $6 million of income resulting from the collection of investment income in 2005, on a previously defaulted bond. The fixed maturities portfolio increased from the deployment of funds accumulated as of December 31, 2004, proceeds from short-term borrowings and positive cash flows. This was partially offset by declining fund balances in the retirement business, which decreased due to greater contract maturities during the current quarter.

Benefits and Expenses

Total benefits and expenses decreased $142 million, from $753 million for the nine months ended September 30, 2004 to $611 million in the nine months ended September 30, 2005, driven by a $102 million decrease in policyholders’ benefits, including changes in reserves, in 2005. Policyholder benefits, including changes in reserves, in the life and the annuity businesses declined $98 million and $4 million, respectively.

Policyholders’ benefits, excluding changes in reserves, for life insurance products decreased by $105 million, from $141 million in the nine months ended September 30, 2004, driven by lower net death benefits of $105 million. While net term death benefits increased by $4 million from the prior year, net variable and universal death benefits combined were $109 million lower than the prior year, due to improved mortality and an increase in the ceded in force for these products as a result of the new excess reinsurance agreement entered into during the fourth quarter of 2004 (see Note 4 to the Interim Consolidated Financial Statements Unaudited). Annuity policyholders’ benefits of $20 million in 2005 were $5 million lower than in the prior year, primarily due to lower guaranteed minimum death benefits on variable annuities driven by higher average fund values in the current year as a result of market appreciation.

Back to Contents

The net change in reserves for life insurance products in the nine months ended September 30, 2005 increased $7 million from $34 million the nine months ended September 30, 2004. Increases in reserves resulting from increased variable and universal life products, which were $12 million higher primarily due to increased sales of universal life products and the new excess of loss reinsurance agreement discussed above, were offset by decreases in net term reserves due to the coinsurance agreement with PARCC, which generated higher reinsurance reserve credits than last year. The change in reserves for annuity products increased $1 million in 2005, due to higher GMDB reserves from higher gross revenues in the variable annuities products. The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount as described above.

Interest credited to policyholders’ account balances decreased by $9 million, from $188 million in the nine months ended September 30, 2004 to $179 million in the nine months ended September 30, 2005. Interest credited in the retirement business was $12 million lower than in the prior year period due to continued maturities and withdrawals in the current year and no additional sales, partly offset by growth in policyholders’ account balances in the life business which were higher due to increased policyholder deposits.

General, administrative, and other expenses decreased by $31 million from $363 million in the nine months ended September 30, 2004 to $332 million in the nine months ended September 30, 2005. General, administrative and other expenses, excluding DAC amortization, decreased $29 million from the prior year due to lower net distribution costs in the life business, which include reinsurance expense allowances, net of capitalization. Net reinsurance expense allowances increased as a result of the PARCC coinsurance agreement discussed above and are reflected as a deduction within operating expenses. DAC amortization decreased $2 million, from $156 million in 2004 to $154 million in 2005. DAC amortization in the life business decreased by $7 million from the prior year due to increasing ceded amortization from growth in the term business reinsured with PARCC, favorable separate account fund performance and favorable persistency. Amortization of deferred policy acquisition costs in the annuity business increased $5 million, from $54 million in 2004, due to increased gross profits, partially offset by a benefit from the increased estimate of total gross profits discussed above.

Tax expense for the nine months ended September 30, 2005 decreased $5 million, from $12 million in the nine months ended September 30, 2004 to $7 million in the current year period. The 2005 results include a favorable adjustment of $36 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods, largely offset by higher income before taxes, including the benefits from the update and refinement of assumptions described above.

Item 4.    Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of September 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. Other than as discussed in the following paragraph, no change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a – 15(f) and 15d – 15(f), occurred during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

As previously reported, in determining the Company’s state tax expense for the three months ended June 30, 2004, an error was made relating to the treatment of state net operating loss carryforwards. This error resulted in an understatement of tax expense, and corresponding overstatement of net income, for the three and six months ended June 30, 2004 and the nine months ended September 30, 2004. The error was identified by the Company in the course of a review and inventory by the Company of its deferred tax balances undertaken during the fourth quarter of 2004. Restated unaudited interim financial statements of the Company reflecting the correction of this error were included in Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

The Company believes that the error was attributable to a material weakness in the Company’s internal control over financial reporting. The Company has implemented enhancements to its internal control over financial reporting to provide reasonable assurance that errors of this type will not recur. These steps include the completion of the Company’s comprehensive review and inventory of deferred tax assets and liabilities. The Company is in the process of implementing definitive standards for detailed documentation supporting deferred tax balances and expects to complete this implementation in 2005. The Company is also in the process of implementing an automated application to further enhance control with respect to the collection of detailed deferred tax information, and it expects to fully implement such application in 2005.

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

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 for additional discussion of the Company’s litigation and regulatory matters.

Item 6. Exhibits

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

Pruco Life Insurance Company

	By:	/s/ John Chieffo John Chieffo (Authorized Signatory and Principal Accounting and Financial Officer)

Date: November 14, 2005

Back to Contents

Exhibit Index

Exhibit Number and Description

     31.1     Section 302 Certification of the Chief Executive Officer.

     31.2      Section 302 Certification of the Chief Financial Officer.

     32.1      Section 906 Certification of the Chief Executive Officer.

     32.2      Section 906 Certification of the Chief Financial Officer.