Form 10-K/A
period 2004-12-31
PRUCO LIFE INSURANCE CO
filed 2006-02-09
CIK 777917

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

(MARK ONE)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 33-37587

Pruco Life Insurance Company
(Exact Name of Registrant as Specified in its Charter)

Arizona	22-1944557
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

213 Washington Street
Newark, New Jersey 07102
(973) 802-6000
(Address and Telephone Number of Registrant’s Principal Executive Offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:     NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of February 28, 2005, 250,000 shares of the registrant’s common stock (par value $10) were outstanding.

Pruco Life Insurance Company meets the conditions set
forth in General Instruction (I) (1) (a) and (b) on Form 10-K/A
and is therefore filing this Form with reduced disclosure.

Click here to Cover

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed for the purpose of amending Items 8 and 9A of Part II of the Annual Report on Form 10-K for the year ended December 31, 2004 of Pruco Life Insurance Company to reflect the restatement of Pruco Life Insurance Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, as described in Footnote 2 to the Consolidated Financial Statements included in this Form 10-K/A.  All other Items of the original filing on Form 10-K made on March 31, 2005 are unaffected by the changes to the Consolidated Statements of Cash Flows and such Items have not been included in this Amendment.  Information in this Form 10-K/A is generally stated as of December 31, 2004 and does not reflect any subsequent information or events other than the restatement of the Consolidated Statements of Cash Flows.  More current information with respect to Pruco Life Insurance Company is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

Back to Contents

PART II

Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof.  See Index to Financial Statements elsewhere in this Annual Report on Form 10-K/A.

Item 9A.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.  No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  These conclusions are not affected by the misclassifications in the Company’s Consolidated Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 7, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company’s 2004 Annual Report on Form 10-K (the “2004 Form 10-K”) and in the Company’s unaudited Consolidated Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the “2005 Forms 10-Q”).  In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2005, management of the Company concluded on February 1, 2006 that the Company should file this Form 10-K/A and Forms 10-Q/A restating the Consolidated Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q.  The restatements are limited in scope, relating principally to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected.  The Company has implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company’s Consolidated Statements of Cash Flows will not recur.

PART IV

Item 15.  Exhibits

(a) (1) and (2) Financial Statements of the Registrant and its subsidiary are listed in the accompanying “Index to Consolidated Financial Statements” on page F-1 hereof and are filed as part of this Report.

(a) (3) Exhibits

24.	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer,

31.2	Section 302 Certification of the Chief Financial Officer,

32.1	Section 906 Certification of the Chief Executive Officer,

32.2	Section 906 Certification of the Chief Financial Officer.

2

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 9th day of February 2006.

PRUCO LIFE INSURANCE COMPANY
(Registrant)

By:	/s/ Bernard J. Jacob

Bernard J. Jacob
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 2006.

Name	Title

James J. Avery, Jr. *	Director

James J. Avery, Jr.

/s/ Bernard J. Jacob	Director and President
(Principal Executive Officer)
Bernard J. Jacob

Ronald Paul Joelson *	Director

Ronald Paul Joelson

C. Edward Chaplin *	Director

C. Edward Chaplin

Helen M. Galt *	Director

Helen M. Galt

David R. Odenath, Jr. *	Director

David R. Odenath, Jr.

/s/ John Chieffo	Chief Financial and Accounting Officer
(Principal Accounting and Financial Officer)
John Chieffo

* By:	/s/ Thomas C. Castano

Thomas C. Castano
(Attorney-in-Fact)

3

Back to Contents

PRUCO LIFE INSURANCE COMPANY AND SUBSIDIARIES
Consolidated Financial Statements and
Report of Independent Registered Public Accounting Firm

December 31, 2004 and 2003

Back to Contents

PRUCO LIFE INSURANCE COMPANY

Back to Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Pruco Life Insurance Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly-owned subsidiary of The Prudential Insurance Company of America) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004, and the fair value provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” as of January 1, 2003.

As described in Note 2 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
March 25, 2005, except the first paragraph of Note 2, for which the date is February 9, 2006.

Back to Index

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Financial Position
As of December 31, 2004 and December 31, 2003 (in thousands, except share amounts)

	2004	2003

ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2004 - $6,114,020; 2003 - $5,682,043)	$6,339,103	$5,953,815
Policy loans	856,755	848,593
Short-term investments	122,061	160,635
Other long-term investments	28,258	89,478

Total investments	7,346,177	7,052,521
Cash and cash equivalents	743,533	253,564
Deferred policy acquisition costs	1,429,027	1,380,710
Accrued investment income	101,432	96,790
Reinsurance recoverables	765,045	517,410
Receivables from Parent and affiliates	50,339	53,138
Deferred sales inducements and other assets	124,868	88,736
Separate account assets	17,326,555	15,772,262

TOTAL ASSETS	$27,886,976	$25,215,131

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Policyholders’ account balances	$6,122,924	$5,582,633
Future policy benefits and other policyholder liabilities	1,325,836	1,068,977
Cash collateral for loaned securities	410,718	431,571
Securities sold under agreement to repurchase	45,254	97,102
Income taxes payable	433,966	335,665
Other liabilities	330,966	111,865
Separate account liabilities	17,326,555	15,772,262

Total liabilities	25,996,219	23,400,075

CONTINGENCIES (See Note 12)
STOCKHOLDER’S EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	455,377	459,654
Deferred compensation	(1,173)	(850)
Accumulated other comprehensive income	74,527	107,687
Retained earnings	1,359,526	1,246,065

Total stockholder’s equity	1,890,757	1,815,056

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$27,886,976	$25,215,131

See Notes to Consolidated Financial Statements

Back to Index

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income
Years Ended December 31, 2004, 2003 and 2002 (in thousands)

	2004	2003	2002

REVENUES
Premiums	$83,287	$142,140	$128,854
Policy charges and fee income	642,021	570,158	529,887
Net investment income	373,552	344,628	334,486
Realized investment gains (losses), net	5,011	(2,770)	(68,037)
Asset management fees	15,747	13,218	11,397
Other income	10,514	9,595	9,536

Total revenues	1,130,132	1,076,969	946,123

BENEFITS AND EXPENSES
Policyholders’ benefits	275,378	332,114	275,251
Interest credited to policyholders’ account balances	250,675	227,992	204,813
General, administrative and other expenses	458,590	397,881	505,064

Total benefits and expenses	984,643	957,987	985,128

Income from operations before income taxes and cumulative effect of accounting change	145,489	118,982	(39,005)
Income taxes:
Current	59,682	(69,617)	(64,656)
Deferred	(36,804)	103,666	12,153

Total income tax expense (benefit)	22,878	34,049	(52,503)

Net Income from Operations Before Cumulative Effect of Accounting Change	122,611	84,933	13,498
Cumulative effect of accounting change, net of taxes	(9,150)	—	—

NET INCOME	113,461	84,933	13,498

Change in net unrealized investment gains, net of taxes	(41,944)	8,379	57,036
Cumulative effect of accounting change, net of taxes	4,030	—	—
Foreign currency translation adjustments	—	—	149

Other comprehensive income (loss), net of taxes	(37,914)	8,379	57,185

COMPREHENSIVE INCOME	$75,547	$93,312	$70,683

See Notes to Consolidated Financial Statements

Back to Index

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Stockholder’s Equity
Periods Ended December 30, 2004, 2003 and 2002 (in thousands)

	Common Stock	Paid-in- Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity

Balance, January 1, 2002	$2,500	$466,748	$1,147,665	$—	$34,566	$1,651,479
Net income	—	—	13,498	—	—	13,498
Adjustments to policy credits issued to eligible policyholders	—	—	(27)	—	—	(27)
Change in foreign currency translation adjustments, net of taxes	—	—	—	—	149	149
Change in net unrealized investment gains, net of taxes	—	—	—	—	57,036	57,036

Balance, December 31, 2002	2,500	466,748	1,161,136	—	91,751	1,722,135
Net income	—	—	84,933	—	—	84,933
Adjustments to policy credits issued to eligible policyholders	—	—	(4)	—	—	(4)
Purchase of fixed maturities from an affiliate, net of taxes	—	(7,557)	—	—	7,557	—
Stock-based compensation programs	—	463	—	(850)	—	(387)
Change in net unrealized investment gains, net of taxes	—	—	—	—	8,379	8,379

Balance, December 31, 2003	2,500	459,654	1,246,065	(850)	107,687	1,815,056
Net income	—	—	113,461	—	—	113,461
Purchase of fixed maturities from an affiliate, net of taxes	—	(4,754)	—	—	4,754	—
Stock-based compensation programs	—	477	—	(323)	—	154
Cumulative effect of accounting change, net of taxes	—	—	—	—	4,030	4,030
Change in net unrealized investment gains, net of taxes	—	—	—	—	(41,944)	(41,944)

Balance, December 31, 2004	$2,500	$455,377	$1,359,526	$(1,173)	$74,527	$1,890,757

See Notes to Consolidated Financial Statements

Back to Index

Pruco Life Insurance Company and Subsidiaries

Consolidated Statements of Cash Flows (Restated)
Year Ended December 31, 2004, 2003 and 2002 (in thousands)

	2004	2003	2002

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$113,461	$84,933	$13,498
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(109,931)	(83,183)	(79,917)
Interest credited to policyholders’ account balances	250,675	227,992	204,813
Realized investment (gains) losses, net	(5,011)	2,770	68,037
Amortization and other non-cash items	(52,253)	34,436	8,433
Cumulative effect of accounting change	9,150	—	—
Change in:
Future policy benefits and other policyholder liabilities	219,305	137,212	111,236
Reinsurance recoverable	(247,635)	(116,739)	(99,974)
Accrued investment income	1,638	(10,665)	(8,692)
Receivables from Parent and affiliates	2,799	461	(28,025)
Payable to Parent and affiliates	3,034	273	(9,016)
Deferred policy acquisition costs	(34,829)	(241,712)	(60,220)
Income taxes payable	123,407	81,529	(52,927)
Deferred sales inducements and other assets	(36,136)	(47,100)	(20,071)
Other, net	21,575	(29,262)	(33,857)

Cash Flows From Operating Activities	259,249	40,945	13,318

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	2,295,893	2,503,019	1,832,692
Policy loans	107,906	134,360	114,541
Commercial loans	249	8,398	1,224
Payments for the purchase of:
Fixed maturities, available for sale	(2,112,893)	(3,330,547)	(2,849,034)
Policy loans	(78,515)	(65,773)	(82,046)
Commercial loans	(2,286)	—	—
Other long-term investments, net	38,800	(11,271)	(11,426)
Short-term investments, net	47,709	53,705	1,256

Cash Flows From (Used in) Investing Activities	296,863	(708,109)	(992,793)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	2,107,194	2,223,777	1,841,670
Policyholders’ account withdrawals	(2,095,228)	(1,637,409)	(1,034,133)
Cash payments to eligible policyholders	—	(4)	(116,000)
Cash collateral for loaned securities, net	(20,853)	206,053	35,496
Securities sold under agreement to repurchase, net	(51,848)	(303,405)	319,792
Paid in capital transaction associated with the purchase of fixed maturities from an affiliate	(4,754)	(7,557)	—
Net change in financing arrangements (maturities 90 days or less)	(654)	3,091	(5,353)

Cash Flows From (Used in) Financing Activities	(66,143)	484,546	1,041,472

Net increase (decrease) in cash and cash equivalents	489,969	(182,618)	61,997
Cash and cash equivalents, beginning of year	253,564	436,182	374,185

CASH AND CASH EQUIVALENTS, END OF YEAR	$743,533	$253,564	$436,182

See Notes to Consolidated Financial Statements

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

1.     BUSINESS

Pruco Life Insurance Company or “the Company,” is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. Pruco Life Insurance Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract or, “GIC,” called Prudential Credit Enhanced GIC or, “PACE,” in the District of Columbia, Guam and in all states except New York. Pruco Life Insurance Company also had marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in Note 13.

Pruco Life Insurance Company has three subsidiaries, which include one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey or, “PLNJ,” and two subsidiaries formed in 2003 for the purpose of acquiring and investing in municipal fixed maturities from an affiliated company (see Note 13). Pruco Life Insurance Company and its subsidiaries are referred to as “the Company” and all financial information is shown on a consolidated basis throughout this document.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey.  It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in the states of New Jersey and New York.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”), an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 or, “the date of demutualization,” Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. or “Prudential Financial.”

Prudential Insurance intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business.  Generally, Prudential Insurance is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholder contracts.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Consolidated Statements of Cash Flows

The Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 have been restated to reflect the following:

Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to cash provided by operating activities,” have been reclassified to cash flows from (used in) investing activities, to the extent such balances pertained to investments classified as available for sale.

The net change in the policy loans receivable, previously reported in cash flows from operating activities, is now reported as a component of cash flows from (used in) investing activities.

Changes in the presentation of bank overdrafts and various other items previously reported in cash flows from operating activities, are now reported as a component of cash flows from (used in) financing activities.

Back to Index

As a result of the restatements, previously reported cash flows from operating activities, cash flows (used in) investing activities and cash flows from (used in) financing activities were increased or reduced for the years ended December 31, 2004, 2003 and 2002 as follows:

          Year-Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
As originally reported	$448,088	$94,049	$107,793
Impact of restatements	(188,839)	(53,104)	(94,475)
Revised for restatements	$259,249	$40,945	$13,318
Cash flows from (used in) investing activities:
As originally reported:	$112,342	$(745,932)	$(1,059,490)
Impact of restatements	184,521	37,823	66,697
Revised for restatements	$296,863	$(708,109)	$(992,793)
Cash flows from (used in) financing activities:
As originally reported:	$(70,461)	$469,265	$1,013,694
Impact of restatements	4,318	15,281	27,778
Revised for restatements	$(66,143)	$484,546	$1,041,472

The restatements had no impact on the total change in cash and cash equivalents within the Consolidated Statements of Cash Flows or on the Consolidated Statements of Operations or Statements of Financial Position.

Basis of Presentation
The consolidated financial statements include the accounts of Pruco Life Insurance Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, “GAAP.”  The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, as more fully described in Note 13.  Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

Stock Options
Effective January 1, 2003, Prudential Financial changed its accounting for employee stock options to adopt the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Accordingly, results of operations of the Company for the years ended December 31, 2004 and 2003, include costs of $0.3 million and $0.9 million, respectively, associated with employee stock options issued by Prudential Financial to certain employees of the Company. Prior to January 1, 2003, Prudential Financial accounted for employee stock options using the intrinsic value method of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under this method, Prudential Financial and the Company did not recognize any stock-based compensation costs as all options granted had an exercise price equal to the market value of Prudential Financial’s Common Stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces FASB Statement No. 123. SFAS 123R requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As described above Prudential Financial had previously adopted the fair value recognition provisions of the original SFAS 123 for all new awards granted to employees on or after January 1, 2003. SFAS 123R is effective for interim and annual periods beginning after June

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

15, 2005. Prudential Financial will adopt the fair value recognition provisions of this statement on July 1, 2005 for those awards issued prior to January 1, 2003. By that date, the unvested stock options issued prior to January 1, 2003, will be recognized over the remaining vesting period of approximately six months.

Prudential Financial and the Company account for non-employee stock options using the fair value method of SFAS No. 123 in accordance with Emerging Issues Task Force Issue (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees” and related interpretations in accounting for its non-employee stock options.

Investments
Fixed maturities classified as “available for sale” are carried at fair value.  The amortized cost of fixed maturities is written down to fair value if a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities “available for sale”, including the effect on deferred policy acquisition costs and policyholders’ account balances that would result from the realization of unrealized gains and losses are included in “Accumulated other comprehensive income (loss).”

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

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same as those sold. Income and expenses related to these transactions executed within the general account and it’s insurance subsidiary used to generate income are reported as “Net investment income,” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”).

Securities borrowed and securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash advanced or received. With respect to securities loaned transactions, the Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities borrowed and loaned on a daily basis with additional collateral obtained or provided as necessary. Substantially all of the Company’s securities borrowed transactions are with brokers and dealers, commercial banks and institutional clients. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities borrowing transactions are reported as  “Net investment income.” Income and expenses associated with securities loaned transactions used to generate income are generally reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short-term nature approximates fair value.

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at estimated fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Realized investment gains (losses), net are computed using the specific identification method. Costs of fixed maturities and equity securities are adjusted for impairments, which are declines in value that are considered to be other than temporary. Impairment adjustments are included in “Realized investment losses, net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months); (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investments for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include, but are not limited to: (1) the risk that our assessment of an issuer’s ability to meet its obligations could change, (2) the risk that the economic outlook could be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that we are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances, including those not related to the issuer, could lead us to change our intent to hold the security to maturity or until it recovers in value.  Any of these situations could result in a change in our impairment determination, and hence a charge to earnings in a future period.

Cash and cash equivalents
Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with maturities of three months or less when purchased.

Deferred policy acquisition costs
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement. These costs include commissions and variable field office expenses. The Company is also allocated costs of policy issuance and underwriting from Prudential Insurance’s general and administrative expense allocation system. The Company also is charged commissions from third parties, which are primarily capitalized.

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

Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the end of each accounting period. DAC, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 30 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically.  The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General administrative and other expenses” in the period such estimated gross profits are revised.

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

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Separate account assets and liabilities
Separate account assets and liabilities are reported at fair value and represent segregated funds which are invested for certain policyholders, pension funds and other customers. The assets consist of common stocks, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 12 for additional information regarding separate account arrangements with contractual guarantees. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees.”

Deferred sales inducements and other assets, and other liabilities
The Company provides sales inducements to contractholders, which primarily include an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. These costs are deferred and recognized on the statement of financial position in other assets. They are amortized using the same methodology and assumptions used to amortized deferred policy acquisition costs. The amortization expense is included as a component of interest credited to policyholders’ account balances.  As of December 31, 2004 and 2003, deferred sales inducement costs included in other assets were $110 million and $79 million, respectively.

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

Policyholders’ Account Balances
The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities.

Future Policy Benefits
The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. For life insurance, expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain non-traditional long duration life and annuity contracts, which are discussed more fully in Note 8.

Unpaid Claims
Unpaid claims include estimates of claims that the Company believes have been incurred, but have not yet been reported (“IBNR”) as of the balance sheet date. Consistent with industry accounting practice, we do not establish loss reserves until a loss has occurred. These IBNR estimates, and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate in the “Policyholders’ benefits” caption in our statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

Contingencies
Amounts related to contingencies are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual.

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

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

Amounts received as payment for interest-sensitive life, deferred annuities and guaranteed investment contracts are reported as deposits to “Policyholders’ account balances”.  Revenues from these contracts reflected as “Policy charges and fee income” consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Foreign currency translation adjustments
Assets and liabilities of the Taiwan branch are translated to U.S. dollars at the exchange rate in effect at the end of the period.  Revenues, benefits and other expenses are translated at the average rate prevailing during the period.  Cumulative translation adjustments arising from the use of differing exchange rates from period to period are charged or credited directly to “Other comprehensive income (loss).”  The cumulative effect of changes in foreign exchange rates are included in “Accumulated other comprehensive income (loss)”.

Asset management fees
Beginning on February 1, 2002, the Company received asset management fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products (see Note 13). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income when earned.

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

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge),  (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge),  (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge),  (4) a hedge of a net investment in a foreign operation, or  (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. As of December 31, 2004, none of the Company’s derivatives qualify for hedge accounting treatment.

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

The Company is a party to financial instruments that may contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.”

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

New Accounting Pronouncements
In March 2004, the EITF of the FASB reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Issue establishes impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company’s policy is generally to record income only as cash is received following an impairment of a debt security. In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1, which defers the effective date of a substantial portion of EITF 03-1, from the third quarter of 2004, as originally required by the EITF, until such time as FASB issues further implementation guidance, which is expected sometime in 2005. The Company will continue to monitor developments concerning this Issue and is currently unable to estimate the potential effects of implementing EITF 03-1 on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities,” which revised the original FIN No. 46 guidance issued in January 2003. FIN No. 46(R) addresses whether certain types of entities, referred to as variable interest entities (“VIEs”), should be consolidated in a company’s financial statements. A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. An entity should consolidate a VIE if, as the primary beneficiary, it stands to absorb a majority of the VIE’s expected losses or to receive a majority of the VIE’s expected residual returns. On December 31, 2003, the Company adopted FIN No. 46(R) for all special purpose entities (“SPEs”) and for relationships with all VIEs that began on or after February 1, 2003. On March 31, 2004, the Company implemented FIN No. 46(R) for relationships with potential VIEs that are not SPEs. The transition to FIN No. 46(R) did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” AcSEC issued this SOP to address the need for interpretive guidance in three areas: separate account presentation and valuation; the classification and valuation of certain long-duration contract liabilities; and the accounting recognition given sales inducements (bonus interest, bonus credits and persistency bonuses).

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The effect of adopting SOP 03-1 was a charge of $9 million, net of $5 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the year ended December 31, 2004. This charge reflects the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Other comprehensive income, net of taxes” of $4 million, net of $3 million of taxes, for the year ended December 31, 2004. Upon adoption of SOP 03-1, approximately $400 million in “Separate account assets” were reclassified resulting in an increase in “Fixed maturities, available for sale”, as well as changes in other non-separate account assets. Similarly, upon adoption, approximately $400 million in “separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” as well as changes in other non-separate account liabilities.

In June 2004, the FASB issued FSP No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change the accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s consolidated financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid (“TPA”) to clarify certain aspects of SOP 03-1. The implementation of this TPA during the third quarter of 2004 had no impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued Statement No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments.” Implementation Issue No. B36 indicates that a modified coinsurance arrangement (“modco”), in which funds are withheld by the ceding insurer and a return on those withheld funds is paid based on the ceding company’s return on certain of its investments, generally contains an embedded derivative feature that is not clearly and closely related to the host contract and should be bifurcated in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Effective October 1, 2003, the Company adopted the guidance prospectively for existing contracts and all future transactions. As permitted by SFAS No. 133, all contracts entered into prior to January 1, 1999, were grandfathered and are exempt from the provisions of SFAS No. 133 that relate to embedded derivatives. The application of Implementation Issue No. B36 in 2003 had no impact on the consolidated financial position or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 generally applies to instruments that are mandatorily redeemable, that represent obligations that will be settled with a variable number of company shares, or that represent an obligation to purchase a fixed number of company shares. For instruments within its scope, the statement requires classification as a liability with initial measurement at fair value. Subsequent measurement depends upon the certainty of the terms of the settlement (such as amount and timing) and whether the obligation will be settled by a transfer of assets or by issuance of a fixed or variable number of equity shares. The Company’s adoption of SFAS No. 150, as of July 1, 2003, did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Prior to the adoption of SFAS No. 146, such amounts were recorded upon the Company’s commitment to a restructuring plan. The Company has adopted this statement for applicable transactions occurring on or after January 1, 2003.

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 expands existing accounting guidance and disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of certain types of guarantees issued or modified after December 31, 2002. The January 1, 2003 adoption of the Interpretation’s guidance did not have a material effect on the Company’s financial position.

Reclassifications
Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

3.     INVESTMENTS

Fixed Maturities:

The following tables provide additional information relating to fixed maturities as of December 31:

	2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Fixed maturities available for sale
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87,013	$778	$109	$87,682
States, municipalities and political subdivisions	173,129	8,627	191	181,565
Foreign government bonds	30,005	3,982	9	33,978
Mortgage-backed securities	333,720	1,685	440	334,965
Public utilities	848,762	40,036	1,710	887,088
All other corporate bonds	4,641,391	181,494	9,060	4,813,825
Redeemable preferred stock	—	—	—	—

Total fixed maturities, available for sale	$6,114,020	$236,602	$11,519	$6,339,103

	2003

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Fixed maturities available for sale
Bonds:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$215,305	$12,204	$10	$227,499
States, municipalities and political subdivisions	47,603	961	—	48,564
Foreign government bonds	44,018	5,345	13	49,350
Mortgage-backed securities	93,730	1,929	19	95,640
Public utilities	702,793	41,312	2,985	741,120
All other corporate bonds	4,577,918	220,845	8,021	4,790,742
Redeemable preferred stock	676	224	—	900

Total fixed maturities, available for sale	$5,682,043	$282,820	$11,048	$5,953,815

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

3.     INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2004 is shown below:

	Available for sale

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$809,242	$816,443
Due after one year through five years	2,644,613	2,726,406
Due after five years through ten years	1,650,713	1,749,571
Due after ten years	675,732	711,718
Mortgage-backed securities	333,720	334,965

Total	$6,114,020	$6,339,103

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

Other Long-Term Investments
The following table provides information relating to other long-term investments as of December 31:

	2004	2003

	(in thousands)
Joint ventures and limited partnerships	$184	$37,321
Company’s investment in Separate accounts	29,993	55,214
Derivatives for other than trading	(4,683)	(3,585)
Commercials loans on real estate	2,286	249
Equity securities	478	279

Total other long- term investments	$28,258	$89,478

The Company’s share of net income from the joint ventures was $1 million, $2 million, and $1 million, for the years ended December 31, 2004, 2003, and 2002, respectively, and is reported in “Net investment income.”  Mortgage interest on commercial loans on real estate was $1.4 million, $0.9 million, and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is also reported in “Net investment income.”

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

3.     INVESTMENTS (continued)

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

	2004	2003	2002

	(in thousands)
Fixed maturities, available for sale	$327,899	$295,357	$275,843
Policy loans	46,935	46,750	49,436
Short-term investments and cash equivalents	7,685	7,357	13,540
Other	3,981	7,821	8,128

Gross investment income	386,500	357,285	346,947
Less: investment expenses	(12,948)	(12,657)	(12,461)

Net investment income	$373,552	$344,628	$334,486

Realized investment gains (losses), net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

	2004	2003	2002

	(in thousands)
Fixed maturities, available for sale	$9,034	$1,567	$(56,039)
Derivatives	(5,801)	(6,629)	(11,746)
Other	1,778	2,292	(252)

Realized investment gains (losses), net	$5,011	$(2,770)	$(68,037)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities available for sale are included in the Consolidated Statements of Financial Position as a component of “Accumulated other comprehensive income (loss).”  Changes in these amounts include reclassification adjustments to exclude from “Other Comprehensive income (loss),” those items that are included as part of “Net income” for a period that also had been part of “Other Comprehensive income (loss)” in earlier periods.  The amounts for the years ended December 31, net of taxes, are as follows:

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

3.     INVESTMENTS (continued)

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, January 1, 2002	$89,622	$(40,313)	$4,937	$(19,528)	$34,718
Net investment gains on investments arising during the period	90,774	—	—	(32,679)	58,095
Reclassification adjustment for losses included in net income	56,117	—	—	(20,202)	35,915
Impact of net unrealized investment gains(losses) on deferred policy acquisition costs	—	(67,053)	—	24,139	(42,914)
Impact of net unrealized investment gains(losses) on policyholders’ account balances	—	—	9,281	(3,341)	5,940

Balance, December 31, 2002	236,513	(107,366)	14,218	(51,611)	91,754
Net investment gains on investments arising during the period	25,794	—	—	(9,330)	16,464
Purchase of fixed maturities from an affiliate (see Note 13)	11,659	—	—	(4,102)	7,557
Reclassification adjustment for gains included in net income	(2,177)	—	—	784	(1,393)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	(13,999)	—	5,040	(8,959)
Impact of net unrealized investment gains(losses) on policyholders’ account balances	—	—	3,543	(1,276)	2,267

Balance, December 31, 2003	271,789	(121,365)	17,761	(60,495)	107,690
Net investment gains on investments arising during the period	(51,357)	—	—	20,442	(30,915)
Purchase of fixed maturities from an affiliate (see Note 13)	7,314	—	—	(2,560)	4,754
Cumulative effect of change in accounting principle	6,297	—	—	(2,267)	4,030
Reclassification adjustment for gains included in net income	(8,888)	—	—	3,111	(5,777)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	(9,616)	—	2,152	(7,464)
Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	3,130	(918)	2,212

Balance, December 31, 2004	$225,155	$(130,981)	$20,891	$(40,535)	$74,530

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

3.     INVESTMENTS (continued)

The table below presents net unrealized gains on investments by asset class at December 31,

	2004	2003	2002

	(in thousands)
Fixed maturities	$225,083	$271,772	$236,415
Other long-term investments	72	17	98

Unrealized gains on investments	$225,155	$271,789	$236,513

Included in other long-term investments are equity securities.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2004:

	Less than twelve months		Twelve months or more		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$104,487	$300	$—	$—	$104,487	$300
Foreign government bonds	2,656	9	—	—	2,656	9
Corporate securities	1,113,346	8,943	50,766	1,827	1,164,112	10,770
Mortgage-backed securities	80,097	438	41	2	80,138	440

Total	$1,300,586	$9,690	$50,807	$1,829	$1,351,393	$11,519

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

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

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

4.     DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2004	2003	2002

	(in thousands)
Balance, beginning of year	$1,380,710	$1,152,997	$1,159,830
Capitalization of commissions, sales and issue expenses	221,237	371,650	328,658
Amortization	(186,408)	(129,938)	(268,438)
Change in unrealized investment gains	11,592	(13,999)	(67,053)
Impact of adoption of SOP 03-1	1,896	—	—

Balance, end of year	$1,429,027	$1,380,710	$1,152,997

Deferred acquisition costs in 2004 include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Reinsurance Captive Company or “PARCC,” discussed in Note 13 below.  Ceded capitalization and amortization relating to this treaty included in the above table amounted to $151 million and $10 million, respectively, in 2004.

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

5.     POLICYHOLDERS’ LIABILITIES

Future policy benefits at December 31, are as follows:

	2004	2003

	(in thousands)
Life insurance – domestic	$761,195	$646,953
Life insurance – Taiwan	467,332	376,033
Individual annuities	85,761	33,598
Group annuities	11,548	12,393

Total future policy benefits	$1,325,836	$1,068,977

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

Future policy benefits for individual and group annuities are equal to the aggregate of 1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience when the basis of the reserve is established. The interest rates used in the determination of the individual annuities reserves range from 4.75% to 14.75%, with approximately 15% of the reserves based on an interest rate in excess of 8%. The interest rate used in the determination of group annuities reserves is 14.75%.

Policyholders’ account balances at December 31, are as follows:

	2004	2003

	(in thousands)
Interest-sensitive life contracts	$2,542,797	$2,270,703
Individual annuities	2,679,322	2,244,314
Guaranteed investment contracts	900,805	1,067,616

Total policyholders’ account balances	$6,122,924	$5,582,633

Policyholders’ account balances for interest-sensitive life, individual annuities, and guaranteed investment contracts represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable.  Interest crediting rates range from 1.50% to 5.90% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 1.50% to 14.00%, with less than 1% of policyholders’ account balances with interest crediting rates in excess of 8%. Interest crediting rates for guaranteed investment contracts range from 3.02% to 8.03%, with less than 1% of policyholders’ account balances with interest crediting rates in excess of 8%.

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

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for both long and short duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements, including the Company’s reinsurance of all its Taiwan business as of February 1, 2001, are described further in Note 13.

Reinsurance amounts included in the Statement of Operations and Comprehensive Income for the years ended December 31 are below.

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

6.     REINSURANCE (continued)
Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, are as follows:

	2004	2003	2002

	(in thousands)
Direct premiums and policy charges and fee income	$1,033,174	$878,669	$862,723
Reinsurance ceded	(307,866)	(166,371)	(203,982)

Premiums and policy charges and fee income	$725,308	$712,298	$658,741

Policyholders’ benefits ceded	$129,125	$99,229	$70,327

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2004	2003

	(in thousands)
Domestic life insurance - affiliated	$272,999	$66,837
Domestic life insurance - unaffiliated	13,166	62,147
Other reinsurance - affiliated	11,548	12,393
Taiwan life insurance-affiliated	467,332	376,033

	$765,045	$517,410

During 2004, the Company entered into reinsurance contracts with affiliates covering the entire domestic life in force.  As a result, all related reinsurance contracts are with affiliates as of December 31, 2004.  These contracts are described further in Note 13, below.

The gross and net amounts of life insurance in force at December 31, were as follows:

	2004	2003	2002

	(in thousands)
Life insurance face amount in force	$204,016,616	$158,488,681	$118,381,408
Ceded to other companies	(179,108,664)	(81,095,301)	(49,113,635)

Net amount of life insurance in force	$24,907,952	$77,393,380	$69,267,773

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

7.     INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, are as follows:

	2004	2003	2002

	(in thousands)
Current tax (benefit) expense benefit:
U.S.	$61,801	$(69,836)	$(65,004)
State and local	(2,119)	219	309
Foreign	—	—	39

Total	59,682	(69,617)	(64,656)

Deferred tax expense (benefit):
U.S.	(31,944)	102,685	15,709
State and local	(4,860)	981	(3,556)

Total	(36,804)	103,666	12,153

Total income tax expense (benefit)	$22,878	$34,049	$(52,503)

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes and cumulative effect of accounting change for the following reasons:

	2004	2003	2002

	(in thousands)
Expected federal income tax (benefit) expense	$50,921	$41,644	$(13,652)
State and local income taxes	(4,537)	781	(2,111)
Non taxable investment income	(21,908)	(12,165)	(41,745)
Incorporation of Taiwan branch	172	443	7,545
Other	(1,770)	3,346	(2,540)

Total income tax expense (benefit)	$22,878	$34,049	$(52,503)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2004	2003

	(in thousands)
Deferred tax assets
Insurance reserves	$48,116	$14,875
Tax loss carry forwards	—	12,731
Investments	5,652	—
Other	4,743	6,419

Deferred tax assets	58,511	34,025

Deferred tax liabilities
Deferred acquisition costs	366,155	383,712
Net unrealized gains on securities	74,984	96,998
Investments	—	24,804
Other	24,390	—

Deferred tax liabilities	465,529	505,514

Net deferred tax liability	$407,018	$471,489

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

7.     INCOME TAXES (continued)

Management believes that based on its historical pattern of taxable income, the Company and its subsidiaries will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable.  At December 31, 2003 the Company had state operating loss carryforwards of $826 million.

The Internal Revenue Service (the “Service”) has completed all examinations of the consolidated federal income tax returns through 1996.  Tax years 1997 through 2001 are currently under examination.  Management believes sufficient provisions have been made for potential adjustments.

8.     CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (a) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (b) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary (“anniversary contract value”). These guarantees include benefits that are payable in the event of death or annuitization.

The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

In addition, the Company issues variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no lapse guarantee”). Variable life and variable universal life contracts are offered with general and separate account options.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2004 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2004, the Company had the following guarantees associated with these contracts, by product and guarantee type:

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

8.     CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

	December 31, 2004

Variable Annuity Contracts	In the Event of Death	At Annuitization / Accumulation

	(dollars in thousands)
Return of net deposits
Account value	$2,241,327	N/A
Net amount at risk	$7,373	N/A
Average attained age of contractholders	62 years	N/A
Minimum return or anniversary contract value
Account value	$9,704,195	$2,034,671
Net amount at risk	$1,456,702	$1,122
Average attained age of contractholders	65 years	59 years
Average period remaining until earliest expected annuitization	N/A	6.3years

Market value adjusted annuities	Unadjusted Value	Adjusted Value

Account value	$328,951	$345,342

December 31, 2004

Variable Life, Variable Universal Life and Universal Life Contracts	In the Event of Death

(dollars in thousands)
No Lapse Guarantees
Separate account value	$1,625,520
General account value	$393,712
Net amount at risk	$32,294,429
Average attained age of contractholders	45 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

December 31, 2004

(in thousands)
Equity funds	8,144,114
Bond funds	763,261
Balanced funds	320,966
Money market funds	267,668
Specialty funds	13,006

Total	$9,509,015

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

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

8.     CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.”

	Guaranteed Minimum Death Benefit (GMDB)	Guaranteed Minimum Income Benefit (GMIB)	Totals

	(in thousands)
Balance as of January 1, 2004	$42,194	$2,211	$44,405
Incurred guarantee benefits	24,700	5,100	29,800
Paid guarantee benefits	(23,057)	—	(23,057)

Balance as of December 31, 2004	$43,837	$7,311	$51,148

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

The present value of death benefits in excess of the projected account balance and the present value of total expected assessments for GMDB’s were determined over a reasonable range of stochastically generated scenarios. For variable annuities and variable universal life, 5,000 scenarios were stochastically generated and, from these, 200 scenarios were selected using a sampling technique. For variable life, various scenarios covering a reasonable range were weighted based on a statistical lognormal model. For universal life, 10,000 scenarios were stochastically generated and, from these, 100 were selected.

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other assets.” The Company offers various types of sales inducements. These inducements include: (i) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (ii) additional interest credits after a certain number of years a contract is held. Changes in deferred sales inducements are as follows:

Sales Inducements

(in thousands)
Balance as of January 1, 2004	$79,143
Capitalization	43,286
Amortization	(11,969)

Balance as of December 31, 2004	$110,460

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

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

In 2001, the Company received approval from the Arizona Department of Insurance to treat, as assumption reinsurance, the transfer of Pruco Life of Taiwan (Pruco Taiwan) business to a sister company Prudential Life Insurance Company of Taiwan, Inc. (Prudential of Taiwan).  According to Statement of Statutory Accounting Principles #61, Life, Deposit-Type and Accident and Health Reinsurance of the NAIC Accounting Practices and Procedures Manual, this type of transfer of business would be treated as indemnity reinsurance rather than assumption reinsurance because there is no concept of novation under Taiwanese law. However, other than not meeting the strict requirements for a novation, the transfer of Pruco Taiwan’s business has the other elements of assumption reinsurance. The effect of this permitted practice was an increase to statutory capital of $113.7 million as of December 31 2001. The GAAP accounting treatment for this transaction is discussed in Note 13.

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

Fixed maturities
The fair values of public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for investments in private placement fixed maturity securities, this information is not available. For these private investments, the fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values.

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

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

10.     FAIR VALUE OF FINANCIAL INSTRUMENTS    (continued)

Derivative financial instruments
Refer to Note 11 for the disclosure of fair values on these instruments.

The following table discloses the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2004		2003

	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in thousands)
Financial assets:
Fixed maturities, available for sale	$6,339,103	$6,339,103	$5,953,815	$5,953,815
Policy loans	856,755	960,391	848,593	992,687
Short-term investments	122,061	122,061	160,635	160,635
Cash and cash equivalents	743,533	743,533	253,564	253,564
Separate account assets	17,326,555	17,326,555	15,772,262	15,772,262
Financial liabilities:
Investment contracts	3,749,639	3,772,610	3,438,721	3,505,697
Cash collateral for loaned securities	410,718	410,718	431,571	431,571
Securities sold under repurchase agreements	45,254	45,254	97,102	97,102
Separate account liabilities	17,326,555	17,326,555	15,772,262	15,772,262

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

Futures typically are used to hedge duration mismatches between assets and liabilities. Futures move substantially in value as interest rates change and can be used to either modify or hedge existing interest rate risk. This strategy protects against the risk that cash flow requirements may necessitate liquidation of investments at unfavorable prices resulting from increases in interest rates. This strategy can be a more cost effective way of temporarily reducing the Company’s exposure to a market decline than selling fixed income securities and purchasing a similar portfolio when such a decline is believed to be over.

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

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

11.    DERIVATIVE INSTRUMENTS (continued)

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

The table below summarizes the Company’s outstanding positions by derivative instrument types as of December 31, 2004 and 2003. All of the derivatives are carried on the Consolidated Statements of Financial Position at estimated fair value.

	Derivatives

	2004		2003

	Notional	Estimated fair value	Notional	Estimated fair value

	(in thousands)
Non-Hedge Accounting
Swap instruments:
Interest rate	$54,750	$(212)	$13,750	$258
Currency	13,278	(4,414)	16,818	(3,851)
Future contracts:
US Treasury futures	(137,400)	(240)	5,600	(3)

Credit Risk
The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are marked to market on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

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

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company has received formal requests for information relating to its variable annuity business and unregistered separate accounts from regulators, including, among others, the Securities and Exchange Commission and the State of New York Attorney General’s office. The Company is cooperating with all such inquiries.

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

Expense Charges and Allocations
Many of the Company’s expenses are allocations or charges from Prudential Insurance or other affiliates.  These expenses can be grouped into general and administrative expenses and agency distribution expenses.

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes.  Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company.  The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance.  Beginning in 2003, general and administrative expenses also includes allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income
In accordance with a revenue sharing agreement with Prudential Investments LLC, which began on February 1, 2002, the Company receives fee income from policyholders’ account balances invested in the Prudential Series Funds (“PSF”).  These revenues are recorded as “Asset management fees” in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance
The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance.  The cash surrender value included in separate accounts for the COLI policies was $1.101 billion and $1.018 billion at December 31, 2004 and December 31, 2003, respectively.  Fees related to the COLI policies were $13 million, $12 million and $21 million for the years ending December 31, 2004, 2003, and 2002.

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

13.    RELATED PARTY TRANSACTIONS (continued)

Reinsurance with affiliates
Pruco Reinsurance Ltd reinsurance agreement
During September 2003, the Company implemented an agreement to reinsure its term life insurance policies with an affiliated company, Pruco Reinsurance Ltd. or, “Pruco Re.” The Company reinsured with Pruco Re a significant portion of the risks under such policies through an automatic and facultative coinsurance agreement. This Agreement covered all significant risks under the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaced the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business.   The initial cost of this transaction of $8 million was deferred and would be amortized over the life of the underlying insurance policies; $1 million was amortized in 2003  less than $1 million in 2004 and was recorded in other income. Reinsurance recoverables related to this transaction were $29 million at December 31, 2003, including the unamortized portion of the initial cost of $7 million.   Premiums and benefits ceded in 2003 were $31 million and $7 million, respectively.

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

Other affiliated reinsurance agreements
In addition, the Company currently has two other reinsurance agreements in place with Prudential Insurance and affiliates. Specifically, the Company has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention.  The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Affiliated premiums and policy charges ceded from domestic life reinsurance agreements for the periods ended December 31, 2004, 2003, and 2002 were $--13 million, $12 million, and $11 million respectively. Affiliated benefits ceded for the periods ended December 31, 2004, 2003, and 2002 from domestic life reinsurance agreements are $21 million, $38 million, and $33 million.

Group annuities affiliated benefits ceded were $2 million in 2004, $3 million in 2003, and $3 million in 2002.

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

13.    RELATED PARTY TRANSACTIONS (continued)

Taiwan branch reinsurance agreement
On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company’s Taiwan branch including Taiwan’s insurance book of business to an affiliated Company, Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), a wholly owned subsidiary of Prudential Financial.

The mechanism used to transfer this block of business in Taiwan is referred to as a “full acquisition and assumption” transaction.  Under this mechanism, the Company is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obligees for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against the Company.  The transfer of the insurance related assets and liabilities was accounted for as a long-duration coinsurance transaction under accounting principles generally accepted in the United States. Under this accounting treatment, the insurance related liabilities remain on the books of the Company and an offsetting reinsurance recoverable is established.

As part of this transaction, the Company made a capital contribution to Prudential of Taiwan in the amount of the net equity of the Company’s Taiwan branch as of the date of transfer.  In July 2001, the Company dividended its interest in Prudential of Taiwan to Prudential Financial.

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

Purchase of fixed maturities from an affiliate
During 2003, the Company invested $112 million in the preferred stock of two Delaware corporations (the “DE Subs”), which were created to acquire municipal fixed maturity investments from an affiliate of the Company.  The DE Subs are included in the Company’s consolidated financial statements. Prudential Financial, Inc., the Company’s ultimate parent company, owns a nominal common stock investment in each of the DE Subs.

The DE Subs purchased municipal fixed maturity investments for $112 million, the acquisition-date fair value, but reflected the investments at historic amortized cost of the affiliate. The difference between the historic amortized cost and the fair value, net of taxes was reflected as a reduction to paid-in-capital. The fixed maturity investments are categorized in the Company’s consolidated balance sheet as available-for-sale debt securities, and are therefore carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income.

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

Back to Index

Pruco Life Insurance Company and Subsidiaries
Notes to Consolidated Financial Statements

14.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are summarized in the table below:

	Three months ended (in thousands)

	March 31	June 30	September 30	December 31

	(restated)
2004
Total revenues	$287,928	$280,195	$275,712	$286,297
Total benefits and expenses	248,012	259,261	245,464	231,906
Income from operations before income taxes before
Cumulative effect of accounting change	39,916	20,934	30,248	54,391
Net income	22,389	18,672	28,989	43,411
2003
Total revenues	$257,396	$275,715	$274,742	$269,116
Total benefits and expenses	234,240	247,437	245,744	230,566
Income from operations before income taxes before
Cumulative effect of accounting change	23,156	28,278	28,998	38,550
Net income	18,712	21,805	19,171	25,245