Form 10-Q/A
period 2005-03-31
PRUCO LIFE INSURANCE CO
filed 2006-02-09
CIK 777917

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

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H) (1)
(a) and (b) on Form 10-Q/A and is therefore filing this Form with the reduced disclosure format.

Back to Contents

TABLE OF CONTENTS

PART I – Financial Information

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of Pruco Life Insurance Company to reflect the restatement of Pruco Life Insurance Company’s Unaudited Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, as described in Footnote 1 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on May 13, 2005, are unaffected by the changes to the Unaudited Interim Consolidated Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of March 31, 2005 and does not reflect any subsequent information or events other than the restatement of the Unaudited Interim Consolidated Statements of Cash Flows. More current information with respect to Pruco Life Insurance Company is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Financial Position (Unaudited)
As of March 31, 2005 and December 31, 2004 (in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Fixed maturities available for sale,
at fair value (amortized cost, 2005: $6,386,805; 2004: $6,114,020)	$6,505,847	$6,339,103
Policy loans	859,746	856,755
Short-term investments	215,670	122,061
Other long-term investments	77,777	28,258

Total investments	7,659,040	7,346,177
Cash and cash equivalents	354,591	743,533
Deferred policy acquisition costs	1,523,200	1,429,027
Accrued investment income	109,081	101,432
Reinsurance recoverable	811,348	765,045
Receivables from Parent and affiliates	54,537	50,339
Deferred sales inducements	114,510	112,643
Other assets	263,503	12,225
Separate account assets	17,026,385	17,326,555

TOTAL ASSETS	$27,916,195	$27,886,976

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$6,047,923	$6,122,924
Future policy benefits and other policyholder liabilities	1,393,280	1,325,836
Cash collateral for loaned securities	384,808	410,718
Securities sold under agreement to repurchase	172,592	45,254
Income taxes payable	348,743	433,966
Other liabilities	620,290	330,966
Separate account liabilities	17,026,385	17,326,555

Total liabilities	25,994,021	25,996,219

Contingencies (See Note 2)

Stockholder’s Equity
Common stock, $10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding	2,500	2,500
Additional paid-in capital	455,786	455,377
Deferred compensation	(1,261)	(1,173)
Retained earnings	1,408,685	1,359,526
Accumulated other comprehensive income	56,464	74,527

Total stockholder’s equity	1,922,174	1,890,757

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$27,916,195	$27,886,976

See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three Months Ended March 31, 2005 and 2004 (in thousands)

	Three Months Ended March 31
	2005	2004
REVENUES

Premiums	$8,642	$27,825
Policy charges and fee income	145,552	155,835
Net investment income	101,349	92,484
Realized investment gains, net	3,945	5,969
Asset management fees	3,936	3,827
Other income	2,611	1,988

Total revenues	266,035	287,928

BENEFITS AND EXPENSES

Policyholders’ benefits	37,626	68,045
Interest credited to policyholders’ account balances	59,289	61,161
General, administrative and other expenses	120,672	118,806

Total benefits and expenses	217,587	248,012

Income from operations before income tax (benefit) expense and cumulative effect of accounting change	48,448	39,916

Income tax (benefit) expense	(711)	8,377

Net Income Before Cumulative Effect of Accounting Change	49,159	31,539

Cumulative effect of accounting change, net of taxes	—	(9,150)

NET INCOME	49,159	22,389

Change in net unrealized investment gains, net of taxes	(18,063)	14,690
Cumulative effect of accounting change, net of taxes	—	4,030

Other comprehensive income (loss), net of taxes	(18,063)	18,720

TOTAL COMPREHENSIVE INCOME	$31,096	$41,109

See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statement of Stockholder’s Equity (Unaudited)
Three Months Ended March 31, 2005 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Deferred Compensation	Accumulated other comprehensive income (loss)	Total stockholder’s equity

Balance, December 31, 2004	$2,500	$455,377	$1,359,526	$(1,173)	$74,527	$1,890,757
Net income	—	—	49,159	—	—	49,159

Stock-based compensation programs	—	175	—	(88)	—	87

Contributed Capital	—	234	—	—	—	234

Change in net unrealized investment gains, net of taxes	—	—	—	—	(18,063)	(18,063)

Balance, March 31, 2005	$2,500	$455,786	$1,408,685	$(1,261)	$56,464	$1,922,174

See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Cash Flows (Unaudited, Restated)
Three Months Ended March 31, 2005 and 2004 (in thousands)

	Three Months Ended March 31
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$49,159	$22,389
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(46,370)	(26,717)
Interest credited to policyholders’ account balances	59,289	61,161
Realized investment (gains) losses, net	(3,945)	(5,969)
Amortization and other non-cash items	(19,512)	(14,361)
Cumulative effect of accounting change, net of taxes	—	9,150
Change in:
Future policy benefits and other policyholder liabilities	69,201	74,226
Reinsurance recoverable	(46,303)	(40,885)
Accrued investment income	(7,649)	(5,483)
Receivables from Parent and affiliates	(4,198)	9,292
Payable to Parent and affiliates	(3,739)	444
Deferred policy acquisition costs	(13,071)	(44,086)
Income taxes payable/receivable	(75,583)	8,372
Deferred sales inducements	(1,867)	(13,948)
Other, net	23,116	(43,126)

Cash Flows (Used in) Operating Activities	(21,472)	(9,541)

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	1,502,141	483,840
Policy loans	23,916	26,487
Commercial loans	157	73
Payments for the purchase of:
Fixed maturities, available for sale	(1,795,417)	(517,557)
Policy loans	(17,757)	(19,823)
Commercial loans	(48,221)	—
Other long-term investments, net	1,759	5,454
Short-term investments, net	(93,529)	(5,879)

Cash Flows (Used in) Investing Activities	(426,951)	(27,405)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	212,232	606,979
Policyholders’ account withdrawals	(280,641)	(550,842)
Cash collateral for loaned securities, net	(25,910)	(9,409)
Securities sold under agreement to repurchase, net	127,338	(33,611)
Contributed capital	234	—
Net change in financing arrangements (maturities 90 days or less)	26,228	642

Cash Flows From Financing Activities	59,481	13,759

Net (decrease) in cash and cash equivalents	(388,942)	(23,187)
Cash and cash equivalents, beginning of year	743,533	253,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$354,591	$230,377

See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

1.      BASIS OF PRESENTATION

Restatement of Consolidated Statements of Cash Flows
The Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 have been restated to reflect the following:

Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to cash provided by operating activities,” have been reclassified to cash flows (used in) investing activities, to the extent such balances pertained to investments classified as available for sale.

The net change in the policy loans receivable, previously reported in cash flows (used in) operating activities, is now reported as a component of cash flows (used in) investing activities.

Changes in the presentation of bank overdrafts and various other items previously reported in cash flows (used in) operating activities, are now reported as a component of cash flows (used in) financing activities.

As a result of the restatements, previously reported cash flows (used in) operating activities, cash flows (used in) investing activities and cash flows from financing activities were increased or reduced for the three months ended March 31, 2005 and 2004 as follows:

Three Months Ended March 31,
	2005	2004

Cash flows (used in) operating activities:
As originally reported	($8,153)	$11,450
Impact of restatements	(13,319)	(20,991)
Revised for restatements	($21,472)	($9,541)
Cash flows (used in) investing activities:
As originally reported:	($416,486)	($32,393)
Impact of restatements	(10,465)	4,988
Revised for restatements	($426,951)	($27,405)
Cash flows from financing activities:
As originally reported:	$35,697	($2,244)
Impact of restatements	23,784	16,003
Revised for restatements	$59,481	$13,759

The restatements had no impact on the total change in cash and cash equivalents within the Consolidated Statements of Cash Flows or on the Consolidated Statements of Operations or Consolidated Statements of Financial Position.

Basis of Presentation
The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q/A and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of Pruco Life Insurance Company, or the “Company,” for the interim periods presented. The Company is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” which in turn is a wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year. Certain amounts in the Company's prior year consolidated financial statements have been reclassified to conform with the current year presentation.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

Back to Contents

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

The cumulative effect of the adoption of this SOP is shown in the statement of cash flows under “Cumulative Effect of Accounting Change” and includes increases in fixed maturities of $403 million and policyholders’ account balances of $387 million related to the reclassifications of annuity contracts from the separate account to the general account. This activity also includes the establishment of the GMDB reserves of approximately $45 million and the increase in DAC of $23 million. Other balance sheet accounts that were affected include other long-term investments and deferred taxes payable.

Stock Options
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) requires all entities to apply the fair value based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. Under this method, compensation costs of awards to employees, such as stock options, are measured at fair value and expensed over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company had previously adopted the fair value recognition provision of the original SFAS No. 123, prospectively for all new stock options issued to employees on or after January 1, 2003. As issued, SFAS No. 123 (R), is effective for interim and annual periods beginning after June 15, 2005. However, the SEC has recently deferred the effective date and as a result the Company will adopt SFAS No. 123 (R) on January 1, 2006. By that date, there will be no unvested stock options issued prior to January 1, 2003.

Reclassifications
Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Back to Contents

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

Reinsurance with Affiliates
During the third quarter of 2004, the Company entered into an agreement to reinsure its term life insurance policies known as Term Elite and Term Essential, or “Term,” with PARCC, an affiliated company. The Company reinsured with PARCC, 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

Concurrently with implementing the new Agreement, the Company recaptured the term reinsurance previously reinsured under a coinsurance treaty with an affiliated offshore captive company, Pruco Reinsurance, Ltd. The agreement had covered all term policies written on or after October 1, 2002. As a result of this recapture, the Company recognized a net gain of $1.2 million.

The new coinsurance agreement with PARCC replaces the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. Similar yearly renewable term agreements on this block of business have been placed with external reinsurers, through affiliated companies. There was no net cost associated with the initial transaction and initial transactions were accounted for in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” Reinsurance recoverables related to this transaction were $251 million as of March 31, 2005.

In December 2004, the Company recaptured the excess of loss reinsurance agreement with The Prudential Insurance Company of America, or “Prudential Insurance,” and replaced it with a revised agreement to reinsure all risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $49 million as of March 31, 2005. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Back to Contents

Item 4.    Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Consolidated Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 7, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company’s 2004 Annual Report on Form 10-K (the “2004 Form 10-K”) and in the Company’s unaudited Consolidated Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the “2005 Forms 10-Q”). In connection with the preparation of the Company’s Consolidated financial statements for the year ended December 31, 2005, management of the Company concluded on February 1, 2006 that the Company should file a Form 10-K/A and Forms 10-Q/A, including this Form 10-Q/A, restating the Consolidated Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q. The restatements are limited in scope, relating principally to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company has implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company’s Consolidated Statements of Cash Flows will not recur.

Back to Contents

PART II

OTHER INFORMATION

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer,

31.2	Section 302 Certification of the Chief Financial Officer,

32.1	Section 906 Certification of the Chief Executive Officer,

32.2	Section 906 Certification of the Chief Financial Officer.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newark and State of New Jersey on the 9th day of February 2006.

PRUCO LIFE INSURANCE COMPANY

By:	/s/ John Chieffo John Chieffo (Authorized Signatory and Principal Accounting and Financial Officer)

Date: February 9, 2006

Back to Contents

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer,

31.2	Section 302 Certification of the Chief Financial Officer,

32.1	Section 906 Certification of the Chief Executive Officer,

32.2	Section 906 Certification of the Chief Financial Officer.