Form 10-Q/A
period 2005-06-30
PRUCO LIFE INSURANCE CO
filed 2006-02-09
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 12, 2005, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, Prudential Insurance Company of America, a New Jersey Corporation, owned all of the registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form
10-Q/A and is therefore filing this Form with the reduced disclosure format.

Back to Contents

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending Items 1 and 4 of Part I of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of Pruco Life Insurance Company to reflect the restatement of Pruco Life Insurance Company’s Unaudited Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, as described in Footnote 1 to the Unaudited Interim Consolidated Financial Statements included in this Form 10-Q/A. All other Items of the original filing on Form 10-Q made on August 12, 2005, are unaffected by the changes to the Unaudited Interim Consolidated Statements of Cash Flows and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of June 30, 2005 and does not reflect any subsequent information or events other than the restatement of the Unaudited Interim Consolidated Statements of Cash Flows. More current information with respect to Pruco Life Insurance Company is contained within its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and other filings with the Securities and Exchange Commission.

Back to Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Financial Position
As of June 30, 2005 and December 31, 2004 (in thousands)

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Fixed maturities available for sale,
at fair value (amortized cost, 2005: $6,610,128; 2004: $6,114,020)	$6,794,402	$6,339,103
Policy loans	864,942	856,755
Short-term investments	93,692	122,061
Other long-term investments	115,100	28,258

Total investments	7,868,136	7,346,177
Cash and cash equivalents	319,862	743,533
Deferred policy acquisition costs	1,522,448	1,429,027
Accrued investment income	104,340	101,432
Reinsurance recoverable	856,440	765,045
Receivables from Parent and affiliates	33,778	50,339
Deferred sales inducements	123,990	112,643
Other assets	27,406	12,225
Separate account assets	17,520,082	17,326,555

TOTAL ASSETS	$28,376,482	$27,886,976

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$6,032,926	$6,122,924
Future policy benefits and other policyholder liabilities	1,438,825	1,325,836
Cash collateral for loaned securities	310,150	410,718
Securities sold under agreement to repurchase	236,012	45,254
Income taxes payable	379,607	433,966
Short-term debt	213,000	—
Other liabilities	249,306	330,966
Separate account liabilities	17,520,082	17,326,555

Total liabilities	26,379,908	25,996,219

Contingencies (See Note 2)

Stockholder’s Equity
Common stock, $10 par value; 1,000,000 shares, authorized;
250,000 shares, issued and outstanding	2,500	2,500
Additional paid-in capital	455,911	455,377
Deferred compensation	(1,349)	(1,173)
Retained earnings	1,450,908	1,359,526
Accumulated other comprehensive income	88,604	74,527

Total stockholder’s equity	1,996,574	1,890,757

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$28,376,482	$27,886,976

See Notes to Interim Consolidated Financial Statements

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Operations and Comprehensive Income (Unaudited)
Three and Six Months Ended June 30, 2005 and 2004 (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
REVENUES

Premiums	$10,456	$28,789	$19,098	$56,614
Policy charges and fee income	144,747	158,208	290,300	314,043
Net investment income	97,530	92,896	198,878	185,380
Realized investment gains (losses), net	(2,335)	(5,583)	1,610	386
Asset management fees	4,096	3,788	8,032	7,615
Other income	4,100	2,096	6,711	4,084

Total revenues	258,594	280,194	524,629	568,122

BENEFITS AND EXPENSES

Policyholders’ benefits	38,113	73,518	75,739	141,563
Interest credited to policyholders’ account balances	59,372	63,773	118,661	124,934
General, administrative and other expenses	105,301	121,969	225,973	240,775

Total benefits and expenses	202,786	259,260	420,373	507,272

Income from operations before income taxes and cumulative effect of change in accounting principle	55,808	20,934	104,256	60,850

Income tax expense	13,585	2,262	12,874	10,639

Net Income Before Cumulative Effect of Change in Accounting Principle	42,223	18,672	91,382	50,211

Cumulative effect of change in accounting principle, net of tax	—	—	—	(9,150)

NET INCOME	42,223	18,672	91,382	41,061

Change in net unrealized investment gains, shadow DAC and other shadow reserves, net of taxes	32,140	(79,140)	14,077	(64,450)
Cumulative effect of accounting change, net of taxes	—	—	—	4,030

Other comprehensive income (loss), net of tax	32,140	(79,140)	14,077	(60,420)

TOTAL COMPREHENSIVE INCOME (LOSS)	$74,363	$(60,468)	$105,459	$(19,359)

See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statement of Stockholder’s Equity (Unaudited)
Six Months Ended June 30, 2005 (in thousands)

	Common stock	Additional paid-in capital	Deferred compensation	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder’s equity

Balance, December 31, 2004	$2,500	$455,377	$(1,173)	$1,359,526	$74,527	$1,890,757
Net income	—	—	—	91,382	—	91,382

Stock-based compensation programs	—	300	(176)	—	—	124

Contributed Capital	—	234	—	—	—	234

Change in net unrealized investment gains, shadow DAC and other shadow reserves, net of taxes	—	—	—	—	14,077	14,077

Balance, June 30, 2005	$2,500	$455,911	$(1,349)	$1,450,908	$88,604	$1,996,574

See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Cash Flows (Unaudited, Restated)
Six Months Ended June 30, 2005 and 2004 (in thousands)

	Six Months Ended June 30
	2005	2004
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$91,382	$41,061
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(54,299)	(40,874)
Interest credited to policyholders’ account balances	102,358	112,007
Realized investment (gains) losses, net	(1,610)	(386)
Amortization and other non-cash items	3,432	27,027
Cumulative effect of accounting change, net of taxes	—	9,150
Change in:
Future policy benefits and other policyholder liabilities	115,662	110,267
Reinsurance recoverable	(91,395)	(76,603)
Accrued investment income	(2,908)	(1,856)
Receivables from Parent and affiliates	16,561	4,114
Payable to Parent and affiliates	35,169	354
Deferred policy acquisition costs	(43,126)	(84,988)
Income taxes payable/receivable	(63,109)	96,252
Deferred sales inducements	(11,347)	(48,940)
Other, net	3,768	(10,531)

Cash Flows From Operating Activities	100,538	136,054

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	2,796,737	592,580
Policy loans	50,515	54,591
Commercial loans	383	148
Payments for the purchase of:
Fixed maturities, available for sale	(3,466,865)	(765,100)
Policy loans	(39,832)	(38,740)
Commercial loans	(83,170)	—
Other long-term investments, net	(6,962)	1,852
Short-term investments, net	28,876	81,959

Cash Flows (Used In) Investing Activities	(720,318)	(72,710)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	1,040,442	1,153,065
Policyholders’ account withdrawals	(1,146,960)	(1,144,377)
Proceeds from short-term debt issued	232,600	—
Repayments of short-term debt	(19,600)	—
Cash collateral for loaned securities, net	(100,568)	(73,740)
Securities sold under agreement to repurchase, net	190,758	8,685
Contributed capital	234	(8,837)
Net change in financing arrangements (maturities 90 days or less)	(797)	(2,186)

Cash Flows From (Used In) Financing Activities	196,109	(67,390)

Net decrease in cash and cash equivalents	(423,671)	(4,046)
Cash and cash equivalents, beginning of year	743,533	253,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$319,862	$249,518

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$77,248	$(82,455)

See Notes to Interim Consolidated Financial Statements (Unaudited)

Back to Contents

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

1.      BASIS OF PRESENTATION

Restatement of Consolidated Statements of Cash Flows

The Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 have been restated to reflect the following:

Changes in the net receivable/payable from unsettled investment purchases and sales, previously classified within “adjustments to reconcile net income to cash provided by operating activities,” have been reclassified to cash flows (used in) investing activities, to the extent such balances pertained to investments classified as available for sale.

The net change in the policy loans receivable, previously reported in cash flows from operating activities, is now reported as a component of cash flows (used in) investing activities.

Changes in the presentation of bank overdrafts and various other items previously reported in cash flows from operating activities, are now reported as a component of cash flows from (used in) financing activities.

As a result of the restatements, previously reported cash flows from operating activities, cash flows (used in) investing activities and cash flows from (used in) financing activities were increased or reduced the six months ended June 30, 2005 and 2004 as follows:

Six Months Ended June 30,

Cash flows from operating activities:	2005	2004
As originally reported	$111,375	$144,128
Impact of restatements	(10,837)	(8,074)
Revised for restatements	$100,538	$136,054
Cash flows (used in) investing activities:
As originally reported:	($717,936)	($78,749)
Impact of restatements	(2,382)	6,039
Revised for restatements	($720,318)	($72,710)
Cash flows from (used in) financing activities:
As originally reported:	$182,890	($69,425)
Impact of restatements	13,219	2,035
Revised for restatements	$196,109	($67,390)

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

1. BASIS OF PRESENTATION (continued)

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

The coinsurance agreement with PARCC replaced yearly renewable term agreements with external reinsurers that were previously in effect with respect to this block of business. Similar yearly renewable term agreements on this block of business have been placed with external reinsurers, through affiliated companies. There was no net cost associated with the initial transaction and initial transactions were accounted for in accordance with SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” Reinsurance recoverable related to this agreement was $298 million as of June 30, 2005.

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

Back to Contents

Item 4.    Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Consolidated Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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