Form 10-K
period 2005-12-31
PRUCO LIFE INSURANCE CO
filed 2006-03-24
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of February 28, 2006, 250,000 shares of the registrant’s common stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 9, 2006, TO BE FILED WITH BY PRUDENTIAL FINANCIAL, INC.’ WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER THE YEAR ENDED DECEMBER 31, 2005.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

Forward-Looking Statements

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in indentifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses.

PART 1

Item 1. Business

Overview

Pruco Life Insurance Company is a life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life Insurance Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract, or GIC, called Prudential Credit Enhanced GIC, or PACE, in the District of Columbia, Guam and all states except New York. Pruco Life Insurance Company historically sold individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements.

The Company has three subsidiaries, including one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey, or PLNJ, and two subsidiaries formed in 2003 for the purpose of acquiring municipal fixed maturities (see Note 13 to the Consolidated Financial Statements). Pruco Life Insurance Company and its subsidiaries are together referred to as the “Company” and all financial information is shown on a consolidated basis throughout this document.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in New Jersey and New York.

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001, the “date of demutualization,” Prudential Insurance converted from a mutual life insurance company to a life insurance company and became an indirect wholly owned subsidiary of Prudential Financial Inc. or “Prudential Financial.” The demutualization was completed in accordance with Prudential Insurance’s Plan of Reorganization, which was approved by the Commissioner of the New Jersey Department of Banking and Insurance in October 2001.

Prudential Insurance intends to make additional capital contributions to the Company, as needed, to enable it to comply with its reserve requirements and fund expenses in connection with its business. Generally, Prudential Insurance is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholders’ contracts.

On March 8, 2006, Prudential Financial, Inc. entered into an agreement to acquire Allstate Financial’s variable annuity business through a reinsurance transaction. Completion of the transaction, currently expected to occur during the second quarter of 2006, is subject to customary closing conditions, including regulatory approvals. Upon closing of the transaction, it is anticipated that Prudential Financial, Inc and the Company will benefit from an exclusive distribution arrangement.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities. The following paragraphs describe the Company’s products, marketing and distribution, and underwriting and pricing.

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products that provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer’s investment account. The Company also offers variable life products targeted to the estate planning and corporate-owned life insurance markets.

Term Life Insurance

The Company offers a variety of term life insurance products. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage.

Universal Life Insurance

The Company offers universal life insurance products that feature a market rate fixed interest investment account, flexible premiums and a choice of guarantees against lapse. The Company offers products that cover individual lives as well as survivorship universal life, which covers two individuals on a single policy and provides for payment of a death benefit upon the death of the second insured individual.

Variable and Fixed Annuities

The Company offers variable annuities that provide customers with the opportunity to invest in proprietary and non-proprietary mutual funds and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent separate accounts for which the contractholder bears the investment risk. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. Additionally, the Company’s variable annuities products offer certain minimum death benefit and living benefit guarantee options. The Company also offers fixed annuity products that provide a guarantee of principal and a guaranteed interest rate for a specified period of time.

Guaranteed Investment Contracts (“GICs”)

Previously, the Company offered non-participating GICs through which customers deposited funds with us under contracts that typically provide for a specified rate of interest on the amount invested through the maturity of the contract. We are obligated to pay principal and interest according to the contracts’ terms. This obligation is backed primarily by fixed maturities, and we bear all of the investment and asset/liability management risk on these contracts. As spread products, non-participating GICs make a profit to the extent that the rate of return on the investments we make with the invested funds exceeds the promised interest rate and our expenses. We offered our credit-enhanced GIC, with a triple-A rating (the highest rating possible, as a result of a guarantee from a financial insurer) from 1997 to 2004.

Marketing and Distribution

Prudential Insurance Agents

Agents of Prudential Insurance distribute variable, term, and universal life insurance, variable and fixed annuities, and investment and protection products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others.

Prudential Insurance Agents sell life insurance products primarily to customers in the U.S. mass affluent and mass markets, as well as small business owners. The majority of Prudential Insurance Agents are multi-line agents. Other than certain training allowances or salary paid at the beginning of their employment, Prudential Insurance Agents are paid on a commission basis for the products they sell. In addition to commissions, Prudential Insurance Agents receive the employee benefits that are provided to other Prudential Insurance employees generally, including medical and disability insurance, an employee savings program and qualified retirement plans.

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, wirehouse banks and broker-dealers. We focus on sales through intermediaries who provide life insurance solutions to individuals, families and businesses and support of estate and wealth transfer planning. The life insurance products offered are generally the same as those available through Prudential Insurance Agents. Our third party efforts are supported by a network of internal and external wholesalers.

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

Annuities

We earn asset management fees based upon the average assets of the mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features based on average daily net assets value of the annuity separate accounts or the amount of guaranteed value. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, most of our variable and fixed annuities have declining surrender or withdrawal charges for a specified number of years.

Reserves

We establish reserve and policyholders’ fund liabilities to recognize our future benefit obligations for our in force life and annuity policies, including the minimum death benefit and living benefit guarantee features of some of these policies. For variable and interest-sensitive life insurance and annuity contracts, we establish policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges. We establish policyholders’ fund liabilities for GICs that represent cumulative contractholder account balances.

Effective January 1, 2004, we adopted SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” which requires us to record a liability for minimum guaranteed death benefits as well as other changes. This is discussed in Item 7, Management’s Discussion and Analysis and in Note 2 on new accounting pronouncements.

Reinsurance

During 2005, the Company entered into new reinsurance agreements with affiliates as part of its risk management and capital management strategies. The Company entered into a coinsurance agreement with one of its affiliates, providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business prior to May 6, 2005. Effective July 1, 2005, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after May 5, 2005, as well as for riders issued beginning March 15, 2005 on business in-force before that date.

Since 2000, we have reinsured the majority of the mortality risk we assume under our new individual life insurance products with both affiliated and unaffiliated companies. As of the end of 2005, all reinsurance arrangements were with affiliated companies and the maximum amount of individual life insurance we may retain on any life is $100,000. See Note 13 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

Regulatory Environment

In order to continue to market life insurance and annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles, or GAAP. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are initially deferred and amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Insurance companies are subject to Risk-Based Capital “RBC” guidelines, monitored by insurance regulatory authorities, that measure the ratio of the Company’s statutory surplus with certain adjustments, “Adjusted Capital”, to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulae that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company’s products, interest rate risks, and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company’s statutory capitalization. The Company considers RBC implications in its asset/liability management strategies.

Changes in statutory capital requirements for our variable annuity products under an NAIC initiative known as “C-3 Phase II” became effective as of December 31, 2005. These changes improved the RBC ratios reducing the capital requirements associated with our variable annuity products.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System or “IRIS,” to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

The Company is subject to state insurance laws. A detailed financial statement in the prescribed form or the “Annual Statement,” is filed with the Insurance Departments each year covering the Company’s operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Departments includes periodic examinations to verify the accuracy of contract liabilities and reserves. The Company’s books and accounts are subject to review by the Insurance Departments at all times. A full examination of the Company’s operations is conducted periodically by the Insurance Departments and under the auspices of the NAIC.

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

Our variable life insurance products, as well as our variable annuity products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and the NASD. Federal and some state securities regulation affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

Item 1A. Risk Factors

These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our insurance products and certain of our investment products, and our investment returns, are sensitive to stock, real estate and other market fluctuations and general economic, market and political conditions and these fluctuations and changes could adversely affect our investment returns and results of operations, including in the following respects:

•	The profitability of many of our insurance products depends in part on the value of the separate accounts supporting these products, which may fluctuate substantially depending on the foregoing conditions.

•	A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products.

•	Lapses of variable life and annuity products and withdrawals of assets from other investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their products.

•	A market decline could result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products.

•	Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

Interest rate fluctuations could adversely affect our businesses and profitability.

Our insurance products and certain of our investment products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•	Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive.

•	Changes in interest rates may reduce our spreads or result in potential losses in our investment activities in which we borrow funds and purchase investments to earn additional spread income on the borrowed funds.

•	When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC. (defined below).

•	A decline in interest rates accompanied by unexpected prepayments of certain investments could result in reduced investments and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could result in a decline in our profitability.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results, retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC recorded on our balance sheet to determine if this amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits or gross margins.

Given changes in facts and circumstances, these tests and reviews could lead to reductions DAC that could have an adverse effect on the results of our operations and our financial condition.

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors.

Losses due to defaults by others, including issuers of investment securities or reinsurance and derivative instrument counterparties, could adversely affect the value of our investments or reduce our profitability.

Issuers and borrowers whose securities or loans we hold, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have an adverse effect on our results of operations and financial condition.

Intense competition could adversely affect our ability to maintain or increase our market share or profitability.

We face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well capitalized and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to either increase their productivity or reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel is intense. The loss of personnel could have an adverse effect on our business and profitability.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the build-up of value which is paid as a death benefit under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax.

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provide for lower income tax, capital gains and dividend tax rates that might have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The Bush Administration continues to propose that many of the rate reductions pursuant to these Acts be made permanent as well as to propose several tax-favored savings initiatives. Proposed changes to the Social Security program would allow a portion of an individual’s Social Security contributions to be privately invested which, if enacted, could affect sales of some of our products. These changes or other tax law changes might hinder our sales and result in the increased surrender of insurance and annuity products.

Congress, as well as foreign, state and local governments, also considers from time to time legislation that could increase our tax costs. If such legislation is adopted, our consolidated net income could decline.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not our shareholder. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

The Company is subject to the rules and regulations of the SEC and the NYSE relating to public reporting and disclosure, securities trading, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for SEC reporting companies.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Legal Proceedings.”

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX on our term insurance business. However, we may not be able to implement actions to mitigate the impact of Regulation XXX and Guideline AXXX on future sales of term and universal life insurance products, thereby potentially requiring us to incur higher operating costs than we currently anticipate, reduce our sales of these products or implement measures that may be disruptive to our business.

Insurance regulators, as well as industry participants, have also begun to consider potentially significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees. New regulatory capital requirements have already gone into effect for variable annuity products. The timing of, and extent of, such changes to the statutory reporting framework are uncertain; however, the result could be increases to statutory reserves and capital, and an adverse effect on our products, sales and operating costs.

Legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or harm our businesses or reputation.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our businesses. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Legal Proceedings”, item 3 in Management’s Discussion and Analysis.

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period.

The occurrence of natural or man-made disasters could adversely affect our results of operations and financial condition.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect our results of operations or financial condition, including in the following respects:

•	Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

•	A natural or man-made disaster could result in losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

•	A terrorist attack affecting financial institutions in the United States or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular. As previously reported, in August 2004, the U.S. Department of Homeland Security identified our Newark, New Jersey facilities, along with those of several other financial institutions in New York and Washington, D.C., as possible targets of a terrorist attack.

•	Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on The Company’s business. The potential impact of such a pandemic on The Company’s results of operations, liquidity and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectibility of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

There can be no assurance that our business continuation plans and insurance coverages would be effective in mitigating any negative effects on our operations or profitability in the event of a terrorist attack or other disaster.

Our risk management policies and procedures and minority investments in joint ventures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies and procedures to monitor and manage risks may not be fully effective and may leave us exposed to unidentified and unanticipated risks. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future employee misconduct could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Office space is provided by Prudential Insurance, as described in the Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. In our insurance operations, we are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. In our annuities operations we are subject to litigation involving class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The following is such a pending proceeding:

Stewart v. Prudential, et al. is a lawsuit brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and The Prudential Insurance Company of America. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. The Company plans to appeal the verdict.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of Prudential Insurance. There is no public market for the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” addresses the consolidated financial condition of Pruco Life Insurance Company as of December 31, 2005, compared with December 31, 2004, and its consolidated results of operations for the years ended December 31, 2005 and 2004.

You should read the following analysis of the Company’s consolidated financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors,” and Consolidated Financial Statements included in this Annual Report on Form 10-K

Overview

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance and individual variable annuities. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated Company on January 31, 2001, as described in the Notes to the Financial Statements. Beginning February 1, 2001, all insurance activity of the Taiwan branch has been ceded to the affiliated Company.

Revenues and Expenses

The Company earns its revenues principally from insurance premiums; mortality, expense, and asset management fees from insurance and investment products; and investment of general account and other funds. The Company earned premiums primarily from the sale of individual life insurance. The Company earns mortality, expense, and asset management fees from the sale and servicing of separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

The Company’s profitability depends principally on its ability and Prudential Insurance’s ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual life insurance and annuity products;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, net of the amounts we credit to policyholders’ accounts;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation;

In addition, factors such as regulation, competition, interest rates, taxes and general economic conditions affect the Company’s profitability.

See “Risk Factors” for a discussion of risks that could materially affect The Company’s business, results of operations or financial condition, or cause The Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

Valuation of Investments

As prescribed by GAAP, we present our fixed maturity investments classified as available for sale, at fair value in the statements of financial position. The fair values for our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprised 15% of our investments as of December 31, 2005, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements.

For our fixed maturity investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net of taxes,” a separate component of equity. In addition, investments classified as available for sale are subject to our impairment review to identify when a decline in value is other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: the extent (generally if greater than 20%) and duration (generally greater than six months) of the decline; the reasons for the decline in value (credit event or interest rate related); our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. This corresponding charge is referred to as impairment and is reflected in “Realized investment (losses)/gains, net” in the statements of operations. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Commercial loans, which comprised nearly 4% of our investments as of December 31, 2005, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for probable incurred but not specifically identified losses. The loan specific portion, is based on management’s judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Future Policy Benefit Reserves

We establish reserves for future policy benefit payments to or on behalf of policyholders in the same period in which the policy is issued. These reserves relate primarily to term life, variable and universal life, and certain annuity products.

The future policy benefit reserves at December 31, 2005 represented 5% of our total liabilities and relate primarily to term life, variable, and universal products and are determined in accordance with GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future expenses less the present value of future net premiums. The expected future benefits are based on mortality, lapse, and maintenance expense and interest rate assumptions. Reserves for new business are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the GAAP liabilities (i.e., reserves net of any DAC asset), the existing GAAP liabilities are adjusted to the greater amount. Our best estimate mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We review our mortality assumptions annually and conduct full actuarial studies every three years. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of either gross profits, or gross premiums, depending on the type of contract. As of December 31, 2005, DAC in our life business was $1.172 billion and DAC in our annuity business was $491 million.

DAC associated with the term life policies of our domestic individual life insurance business is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess by means of a charge to current period earnings. Generally, we do not expect significant short-term deterioration in experience, and therefore do not expect significant adjustments to the related DAC.

DAC associated with the variable and universal life policies of our domestic individual life insurance and the variable and fixed annuity contracts of our individual annuities business is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. For variable annuity contracts, DAC is more sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with minimum death benefit and other contractual guarantees specific to our variable annuity contracts, as well as other sources of profit. This is also true, to a lesser degree, for our variable life policies; however, the variable life policies derive a significant portion of their gross profits from margins in the cost of insurance charge.

Future rate of return assumptions used in evaluating DAC for our domestic annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. As part of our approach for variable annuity contracts, if the estimated gross profits under the previously projected rate of returns are greater than or less than a range of estimated gross profits determined by statistically generated rates of return, we change our future assumption to reflect the result of the reversion to the mean approach. For variable annuities products, our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 8.9% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2005.

To demonstrate the sensitivity of our variable annuity DAC balance relative to our future rate of return, increasing or decreasing our future rate of return by 100 basis points would have required us to consider adjustments, subject to the statistical approach described above, to that DAC balance as follows. The information provided in the table below considers only the effect of changes in our future rate of return and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC.

Increase/(Reduction) in DAC
(in thousands)
Increase in projected rate of return by 100 basis points	$11,663
Decrease in projected rate of return by 100 basis points	$(11,976)

See “Results of Operations” for a discussion of the impact of DAC amortization on our results of the life and annuities products.

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

Tax regulations require items to be included in the tax return at different times than the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our financial statements. The application of GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carry-forward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate.

An increase or decrease in our effective tax rate by one percent of income from operations before income taxes and cumulative effect of accounting change, would have resulted in a decline or increase in consolidated income from continuing operations before cumulative effect of accounting change in 2005 of $2.5 million.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service and other taxing jurisdictions for audits ongoing or not yet commenced. On January 26, 2006, the Internal Revenue Service (“IRS”) officially closed the audit of the parent company’s consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s consolidated statement of operations for the year ended December 31, 2005 includes an income tax benefit of $36 million, reflecting a reduction in the Company’s liability for income taxes. The parent company’s consolidated federal income tax returns for the 2002 and 2003 periods are currently under examination.

Reserves for contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

The Company’s Changes in Financial Condition and Results of Operations are described below.

Effective New Accounting Policies Adopted

See Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.

Changes in Financial Condition

2005 versus 2004

From December 31, 2004 to December 31, 2005 there was an increase of $1.787 billion in total assets, from $27.887 billion to $29.674 billion. The largest increase was in separate account assets, which increased $1.767 billion, from $17.327 billion at December 31, 2004 to $19.094 billion at December 31, 2005, primarily due to market performance and positive net sales, in 2005. Commercial loans increased $267 million, from $2 million at December 31, 2004, to $269 million at December 31, 2005, during the current year as additional funds were invested in commercial loans.

Fixed maturities decreased by $150 million, from $6.339 billion at December 31, 2004 to $6.189 billion at December 31, 2005. The decrease was primarily driven by scheduled withdrawals and maturities within the GIC business, re-investment in commercial loans, mentioned above, and a decline in the level of unrealized gains resulting from an increasing interest rate environment, partly offset by investing positive cash flows and reinvestment of investment income.

Deferred policy acquisition costs increased by $234 million from $1.429 billion at December 31, 2004, to $1.663 billion at December 31, 2005, primarily driven by an $103 million increase in the shadow DAC adjustment from lower unrealized gains and $340 million in net capitalization of acquisition expenses, partially offset by $209 million of amortization. Capitalization and amortization in the life business reflected a reduction in net capitalization net of amortization of $51 million related to ceded costs due to cost reimbursements under the coinsurance agreement with Prudential Arizona Reinsurance Captive Company or, “PARCC.” (See Note 13 to the Consolidated Financial Statements)

Reinsurance recoverable increased by $168 million, from $765 million at December 31, 2004 to $933 million at December 31, 2005, largely as a result of increased ceded reserves held under the PARCC agreement (see Note 13 to the Consolidated Financial Statements) and increased recoverables for the Taiwan business.

Deferred sales inducements are higher by $29 million, driven by increased deferred expenses related to sales inducements for annuity products as the Company sells annuity contracts that contain these features.

Cash and cash equivalents declined by $586 million, from $744 million at December 31, 2004 to $158 million at December 31, 2005, due to the deployment of a portion of the available cash balance.

Total liabilities increased by $1.612 billion, from $25.996 billion at December 31, 2004 to $27.608 billion at December 31, 2005. Corresponding with the asset change, separate account liabilities increased by $1.767 billion, as described above. Policyholder account balances decreased by $414 million, primarily due to continued maturities and surrenders of guaranteed investment contracts in 2005. Future policy benefits increased by $206 million, due to increased reserves for the Taiwan business and increases to life reserves as a result of sales and renewals of term life products. The Company had short-term borrowings from an affiliate of $106 million at December 31, 2005 to provide short-term working capital. There were no such borrowings outstanding at December 31, 2004. Total securities lending activity decreased by $30 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $21 million and $9 million, respectively.

Results of Operations

2005 to 2004 Annual Comparison

Net Income

Consolidated net income of $231 million for 2005 improved $118 million from $113 million earned in 2004. The 2005 results include a net $26 million benefit from a reduction in amortization of DAC and other costs and a decrease in our reserve for the guaranteed minimum death benefit feature of our variable annuity product, due to an increased estimate of total gross profits used as a basis for amortizing DAC and other costs reflecting improved net interest spread from increased investment yields and decreased cost of actual and expected death claims. The 2005 results also include a favorable adjustment of $36 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of Prudential’s consolidated federal income tax returns for the 1997 to 2001 periods. Net income in 2005 also reflects lower general and administrative and other expenses, increased fees and more favorable claims experience, net of reinsurance, compared to the prior year period. In addition, results in 2005 included a higher contribution from investment income, net of interest credited and interest expense, while 2004 results include an after-tax charge to income in 2004 of $9 million for the adoption of SOP 03-1. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues

Consolidated revenues decreased by $55 million, from $1.090 billion in 2004 to $1.035 billion in 2005.

Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $48 million, from $612 million in 2004 to $564 million in 2005. The decrease was the result of a $75 million decrease for individual life products and a $27 million increase for annuity products. Policy charges for life products decreased as a result of the new reinsurance agreement (see Note 13 to the Consolidated Financial Statements) entered into during the fourth quarter of 2004, resulting in higher ceded variable and universal life policy charges, partly offset by growth in the in force business, the favorable impact of increases in the market value of variable life insurance assets, and the sale of newer interest-sensitive products that generally carry higher expense charges in the first few years of the contract. The gross variable life in force business grew by 6% from $77.1 billion at December 31, 2004 to $82.1 billion at December 31, 2005. Annuity fees are mainly asset-based fees, which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity separate account fund balances are nearly 12% higher than in the prior year as a result of favorable market performance and positive net sales.

Premiums of $38 million decreased by $35 million, from $73 million in 2004, due to increased ceded reinsurance premiums resulting from the coinsurance agreement with PARCC, an affiliate, to reinsure 90% of the entire term book of business (see Note 13 to the Consolidated Financial Statements) during the third quarter of 2004.

Net investment income increased by $30 million to $404 million in 2005, from $374 million in 2004, due to positive cash flows from operations, reinvestment of net investment income, and more than $6 million of income resulting from the collection of investment income in 2005 on a previously defaulted bond. The fixed maturities portfolio also increased during 2005 from the deployment of funds accumulated as of December 31, 2004, proceeds from short-term borrowings and positive cash flows. This was partially offset by declining fund balances in the GIC products, particularly in the fourth quarter, which decreased due to contract maturities in 2005.

Realized investment gains (losses) decreased by $5 million, from realized gains of $5 million in 2004 to realized losses of less than $1 million in 2005, due to losses associated with increased trading activity in 2005.

Stockholder’s equity increased by $175 million, from $1.891 billion at December 31, 2004, to $2.066 billion at December 31, 2005, primarily as a result of net income, partly offset by a decrease in unrealized gains in the fixed maturity portfolios, mentioned above.

Benefits and Expenses

Total benefits and expenses decreased $161 million, from $944 million in 2004 to $783 million in 2005, driven by a $136 million decrease in policyholders’ benefits, including changes in reserves, in 2005. Policyholder benefits, including changes in reserves, decreased $127 million and $9 million in the life business and annuity business, respectively.

Policyholders’ benefits, excluding changes in reserves, for life insurance products decreased by $125 million, from $169 million in 2004, driven by lower net death benefits of $125 million. While net term death benefits increased by $6 million from the prior year, net variable and universal death benefits combined were $131 million lower than the prior year, due to an increase in the ceded in force improved and mortality for these products as a result of the new excess reinsurance agreement entered into during the fourth quarter of 2004 (see Note 13 to the Consolidated Financial Statements). Annuity policyholders’ benefits of $25 million in 2005 were $7 million lower than in the prior year, primarily due to lower guaranteed minimum death benefits on variable annuities driven by higher average fund values in the current year as a result of market appreciation.

The net change in reserves for life insurance products in 2005 decreased $2 million from $27 million in 2004. Changes in reserves resulting from variable and universal life products, were $6 million lower primarily due to the new excess of loss reinsurance agreement discussed above, offset by an $8 million increase in the GMDB reserve due to updated assumptions and a $4 million increase in net term reserves due growth in the term book of business. The change in reserves for annuity products decreased $2 million in 2005, as a result of a decrease in reserves for our guaranteed minimum death benefit feature of our variable annuity products due to decreased costs of actual and expected death claims. The GMDB feature provides annuity contractholders with a guarantee that the benefit received at death will be no less than a prescribed minimum amount as described above.

Interest credited to policyholders’ account balances decreased by $16 million, from $251 million in 2004 to $235 million in 2005. Interest credited in the GIC product business was $18 million lower than in the prior year period due to continued maturities and withdrawals in the current year and no additional sales, partly offset by growth in policyholders’ account balances in the life business which increased due to higher policyholder deposits.

General, administrative, and other expenses decreased by $10 million from $459 million 2004 to $449 million 2005. General, administrative and other expenses, excluding DAC amortization, decreased $33 million from the prior year due to lower net distribution costs in the life business, which include reinsurance expense allowances, net of capitalization. Net reinsurance expense allowances increased as a result of the PARCC coinsurance agreement discussed above and are reflected as a deduction within operating expenses. DAC amortization increased $23 million, from $186 million in 2004 to $209 million in 2005. Net DAC amortization in the life business increased by $6 million from the prior year due to GMDB assumption and unfavorable separate account fund performance, partly offset by favorable persistency. DAC amortization in the annuity business increased $17 million, from $59 million in 2004, due to increased gross profits resulting from higher fee income and lower GMDB costs, partially offset by a benefit from the increased estimate of total gross profits, as discussed above.

Tax expense in 2005 decreased $2 million, from $23 million in 2004 to $21 million in 2005. The current year expense include a favorable adjustment of $36 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods, largely offset by higher income before taxes, as described above.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Risk Management, Market Risk and Derivative Instruments

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. We consider risk management an integral part of managing our core business.

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates or equity or commodity prices. To varying degrees, the investment and trading activities supporting all of our products and services generate exposure to market risk. The market risk incurred and our strategies for managing this risk vary by product.

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

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, and most separate accounts, our main exposure to the market is the risk that asset management fees decrease as a result of declines in assets under management due to changes in prices of securities. We also run the risk that asset management fees calculated by reference to performance could be lower. For variable annuity and variable life insurance products with minimum guaranteed death and other benefits, we also face the risk that declines in the value of underlying investments as a result of changes in prices of securities may increase our net exposure to these death and other benefits under these contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Result of Operations” for a discussion of the effects of death and other benefit provisions on the results of the Company.

We manage our exposure to equity price risk relating to our general account primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

The source of our exposure to market risk is related to “other than trading” activities conducted in our insurance, annuity and guaranteed products operations. As part of our management of “other than trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk, or VaR, measures, position and other limits based on type of risk, and various hedging methods.

Other Than Trading Activities

We hold the majority of our assets for “other than trading” activities in our insurance, annuities and guaranteed products. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging purposes in the asset/liability management process.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2005 and 2004, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 69% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2005 and 68% as of December 31, 2004.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholders’ account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2005 and 2004, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2005
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available for sale		$6,189	$5,966	$(223)
Policy loans Commercial Loans		938	871	(67)
Mortgage Loans		269	245	(24)
Derivatives:
Futures	(286)	—	19	19
Swaps	22	(3)	(3)	0
Financial Liabilities with Interest Rate Risk:
Investment Contracts		(3,073)	(3,069)	4

Total Estimated Potential Loss				(291)

	December 31, 2004
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
			(In millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available for sale		$6,339	$6,132	$(207)
Policy loans		960	895	(65)
Commercial Loans		2	2	—
Derivatives:
Futures	$(137)	—	6	6
Swaps	68	(5)	—	5
Financial Liabilities with Interest Rate Risk:
Investment Contracts		(3,773)	(3,761)	12

Total Estimated Potential Loss				$(249)

The tables above do not include approximately $4.167 billion of insurance reserve and deposit liabilities as of December 31, 2005 and $3.699 billion as of December 31, 2004. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than by us.

Market Risk Related to Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk in its domestic general account investment portfolios and previously through its operations in Taiwan.

Our exposure to foreign currency risk within the domestic general account investment portfolios supporting our U.S. insurance operations arises primarily from investments that are denominated in foreign currencies. We generally hedge substantially all domestic general account foreign currency-denominated fixed-income investments into U.S. dollars in order to mitigate the risk that the cash flows or fair value of these investments fluctuates as a result of changes in foreign exchange rates.

The Company has foreign currency obligations related to its historic operations in Taiwan, such currency obligations are offset by foreign currency assets from reinsurance agreements the Company entered into when the Company’s Taiwan operation was transferred to an affiliated company in 2001. See note 13 to the Consolidated Financial Statements for a description of this arrangement.

Foreign currency exchange risk is actively managed within specified limits at the enterprise (Prudential Insurance) level using Value-at-Risk-based (“VaR”) analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements.

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 11 to the Consolidated Financial Statements for a description of our derivative activities as of December 31, 2005 and 2004. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities.

Limitations of VaR Models

Although VaR models are a recognized tool for risk management, they have inherent limitations, including reliance on historical data that may not be indicative of future market conditions or trading patterns. Accordingly, VaR models should not be viewed as a predictor of future results. We may incur losses that could be materially in excess of the amounts indicated by the models on a particular trading day or over a period of time, and there have been instances when results have fallen outside the values generated by our VaR models. A VaR model does not estimate the greatest possible loss. The results of these models and analysis thereof are subject to the judgment of our risk management personnel.

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of December 31, 2005. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a - 15(f) and 15d - 15(f), occurred during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. These conclusions are not affected by the misclassifications in the Company’s Consolidated Statements of Cash Flows discussed in the following paragraph, which were identified subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

As reported in a Current Report on Form 8-K filed by the Company on February 9, 2006, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 included in the Company’s 2004 Annual Report on Form 10-K (the “2004 Form 10-K”) and in the Company’s unaudited Consolidated Statements of Cash Flows for the periods ended March 31 and June 30, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2005 (the “2005 Forms 10-Q”). In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2005, management of the Company concluded on February 1, 2006 that the Company should file a Form 10-K/A and Forms 10-Q/A restating the Consolidated Statements of Cash Flows included in the 2004 Form 10-K and in the 2005 Forms 10-Q. These filings were made on February 9, 2006. The restatements are limited in scope, relating to the classification of data collected and not to the collection of data or to the numerical accuracy of data collected. The Company implemented enhancements to its internal control over financial reporting, primarily with respect to the periodic analysis and review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company’s Consolidated Statements of Cash Flows will not recur.

Item 9B. Other Information

None.

Item 10. Directors and Executive Officers of the Registrant

We have adopted a code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, and Chief Financial and Accounting Officer, as well as to our directors and all other employees. Making the Right Choices is posted on our website at www.investor.prudential.com. Our code of business conduct and ethics, any amendments and any waiver granted to any of our directors or executive officers are available free of charge on our website at www.investor.prudential.com.

PART III

Item 14. Principal Accounting Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 - Ratification of the Appointment of Independent Auditors” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 9,2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements of the Registrant and its subsidiary are listed in the accompanying “Index to Consolidated Financial Statements” on page F-1 hereof and are filed as part of this Report.

(a) (3) Exhibits

2.	Not applicable.

3(i)(a)	The Articles of Incorporation of Pruco Life Insurance Company (as amended through October 19, 1993) are incorporated by reference to the initial Registration Statement on Form S-6 of Pruco Life Variable Appreciable Account as filed July 2, 1996, Registration No. 333-07451.

3(ii)	By-Laws of Pruco Life Insurance Company (as amended through May 6, 1997) are incorporated by reference to Form 10-Q as filed by the Registrant on August 15, 1997.

4.	Exhibits

4(a)	Modified Guaranteed Annuity Contract is incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed November 2, 1990, Registration No. 33-37587.

4(b)	Market-Value Adjustment Annuity Contract (Discovery Preferred Select variable annuity) is incorporated by reference to Form N-4, Registration No. 33-61125, filed July 19, 1995, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(c)	Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Form N-4, Registration No. 333-06701, filed June 24, 1996, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(d)	Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to Form S-1, Registration No. 333-89530, filed September 27, 2002.

4(e)	Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Registrant’s registration statement on Form S-3, Registration No. 333-104036, filed March 26, 2003.

4(f)	Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity 3 variable annuity) is incorporated by reference to the Registrant’s registration statement on Form S-3, Registration No. 333-103474, filed February 27, 2003.

4(g)	Market-Value Adjustment Annuity Contract (Strategic Partners FlexElite variable annuity) is incorporated by reference to Post-Effective Amendment No. 1 to Form N-4, Registration No. 333-75702, filed February 14, 2003, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	Not applicable.

18.	None.

22.	None.

23.	Not applicable.

24.	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer,

31.2	Section 302 Certification of the Chief Financial Officer,

32.1	Section 906 Certification of the Chief Executive Officer,

32.2	Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 24th day of March 2006.

PRUCO LIFE INSURANCE COMPANY
(Registrant)

By:	/s/ Bernard J. Jacob
Bernard J. Jacob
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2006.

Name	Title

James J. Avery, Jr. *	Director
James J. Avery, Jr.

/s/ Bernard J. Jacob	Chief Executive Officer, Director and President
Bernard J. Jacob	(Principal Executive Officer)

Ronald Paul Joelson *	Director
Ronald Paul Joelson

C. Edward Chaplin *	Director
C. Edward Chaplin

Helen M. Galt *	Director
Helen M. Galt

David R. Odenath, Jr. *	Director
David R. Odenath, Jr.

/s/ John Chieffo John Chieffo	Chief Financial and Accounting Officer (Principal Accounting and Financial Officer)

* By:	/s/ Thomas C. Castano
Thomas C. Castano (Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY

Consolidated Financial Statements and

Report of Independent Registered Public Accounting Firm

December 31, 2005 and 2004

PRUCO LIFE INSURANCE COMPANY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly owned subsidiary of The Prudential Insurance Company of America) and its subsidiaries at December 31, 2005 and December 31, 2004 and the results of their operations and their cash flows for the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004.

PricewaterhouseCoopers LLP

New York, New York

March 24, 2006

Pruco Life Insurance Company

Consolidated Statements of Financial Position

As of December 31, 2005 and December 31, 2004 (in thousands, except share amounts)

	2005	2004
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2005 - $6,142,093; 2004 - $6,114,020)	$6,189,040	$6,339,103
Policy loans	879,156	856,755
Short-term investments	113,144	122,061
Commercial loans	269,161	2,285
Other long-term investments	34,993	25,973

Total investments	7,485,494	7,346,177
Cash and cash equivalents	158,010	743,533
Deferred policy acquisition costs	1,663,003	1,429,027
Accrued investment income	98,110	101,432
Reinsurance recoverables	932,826	765,045
Receivables from parent and affiliates	79,188	50,339
Deferred sales inducements	139,012	110,460
Other assets	24,498	14,408
Separate account assets	19,094,129	17,326,555

TOTAL ASSETS	$29,674,270	$27,886,976

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Policyholders’ account balances	$5,793,743	$6,208,110
Future policy benefits and other policyholder liabilities	1,446,717	1,240,650
Cash collateral for loaned securities	389,794	410,718
Securities sold under agreement to repurchase	36,439	45,254
Income taxes payable	432,161	433,966
Short term debt to affiliates	105,596	—
Payable to parents and affiliates	22,445	3,739
Other liabilities	287,035	327,227
Separate account liabilities	19,094,129	17,326,555

Total liabilities	$27,608,059	$25,996,219

COMMITMENT AND CONTINGENT LIABILITIES (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	454,670	455,377
Deferred compensation	—	(1,173)
Retained earnings	1,590,441	1,359,526
Accumulated other comprehensive income	18,600	74,527

Total stockholder’s equity	2,066,211	1,890,757

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$29,674,270	$27,886,976

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003 (in thousands)

	2005	2004	2003
REVENUES

Premiums	$38,029	$73,059	$118,449
Policy charges and fee income	564,130	611,712	544,610
Net investment income	404,045	373,552	344,628
Realized investment (losses)/gains, net	(147)	5,011	(2,770)
Asset management fees	17,105	15,747	13,218
Other income	12,125	10,514	9,595

Total revenues	1,035,287	1,089,595	1,027,730

BENEFITS AND EXPENSES

Policyholders’ benefits	98,899	234,841	282,875
Interest credited to policyholders’ account balances	234,881	250,675	227,992
General, administrative and other expenses	449,291	458,590	397,881

Total benefits and expenses	783,071	944,106	908,748

Income from operations before income taxes and cumulative effect of accounting change	252,216	145,489	118,982

Income taxes:
Current	(30,108)	59,682	(69,617)
Deferred	51,409	(36,804)	103,666

Total income tax expense	21,301	22,878	34,049

Income from Operations Before Cumulative Effect of Accounting Change	230,915	122,611	84,933

Cumulative effect of accounting change, net of taxes	—	(9,150)	—

NET INCOME	230,915	113,461	84,933

Change in net unrealized investment gains, net of taxes	(55,927)	(41,944)	8,379
Cumulative effect of accounting change, net of taxes	—	4,030	—

Accumulated other comprehensive income (loss), net of taxes	(55,927)	(37,914)	8,379

COMPREHENSIVE INCOME	$174,988	$75,547	$93,312

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Stockholder’s Equity

Periods Ended December 31, 2005, 2004 and 2003 (in thousands)

	Common Stock	Additional Paid-in- Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, January 1, 2003	$2,500	$466,748	—	$1,161,136	$91,751	$1,722,135

Net income	—	—	—	84,933	—	84,933
Adjustments to policy credits issued to eligible policyholders	—	—	—	(4)	—	(4)
Purchase of fixed maturities from an affiliate, net of taxes	—	(7,557)	—	—	7,557	—
Stock-based compensation programs	—	463	(850)	—	—	(387)
Change in net unrealized investment gains, net of taxes	—	—	—	—	8,379	8,379

Balance, December 31, 2003	2,500	459,654	(850)	1,246,065	107,687	1,815,056

Net income	—	—	—	113,461	—	113,461
Stock-based compensation programs	—	477	(323)	—	—	154
Purchase of fixed maturities from an affiliate, net of taxes	—	(4,754)	—	—	4,754	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	4,030	4,030
Change in net unrealized investment gains, net of taxes	—	—	—	—	(41,944)	(41,944)

Balance, December 31, 2004	2,500	455,377	(1,173)	1,359,526	74,527	1,890,757

Net income	—	—	—	230,915	—	230,915
Stock-based compensation programs	—	(941)	1,173	—	—	232
Contributed Capital	—	234	—	—	—	234
Purchase of fixed maturities from an affiliate, net of taxes	—	—	—	—	—	—
Change in net unrealized investment gains, net of taxes	—	—	—	—	(55,927)	(55,927)

Balance, December 31, 2005	$2,500	$454,670	$—	$1,590,441	$18,600	$2,066,211

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Cash Flows

Year Ended December 31, 2005, 2004 and 2003 (in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230,915	$113,461	$84,933
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(125,077)	(109,931)	(83,183)
Interest credited to policyholders’ account balances	234,881	250,675	227,992
Realized investment losses (gains), net	147	(5,011)	2,770
Amortization and other non-cash items	33,063	(52,253)	34,436
Cumulative effect of accounting change, net of taxes	—	9,150	—
Change in:
Future policy benefits and other insurance liabilities	206,067	219,305	137,212
Reinsurance recoverable	(167,781)	(247,635)	(116,739)
Accrued investment income	3,322	1,638	(10,665)
Receivables from Parent and affiliates	(28,849)	2,799	461
Payable to Parent and affiliates	18,706	3,034	273
Deferred policy acquisition costs	(130,540)	(34,829)	(241,712)
Income taxes payable	27,720	123,407	81,529
Deferred sales inducements	(28,552)	(36,136)	(47,100)
Other, net	36,805	21,575	(29,262)

Cash Flows From Operating Activities	310,827	259,249	40,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	4,625,000	2,295,883	2,503,029
Policy loans	98,656	107,906	134,360
Commercial loans	1,805	249	8,398
Payments for the purchase of:
Fixed maturities available for sale	(4,842,469)	(2,128,650)	(3,338,048)
Policy loans	(83,116)	(78,515)	(65,773)
Commercial loans	(270,950)	(2,286)	—
Other long-term investments, net	(5,116)	38,800	(11,271)
Short-term investments, net	(12,953)	63,476	61,196

Cash Flows (Used In) From Investing Activities	(489,143)	296,863	(708,109)

CASH FLOWS FROM FINANCING ACTIVITIES:

Policyholders’ account deposits	2,233,293	2,107,194	2,223,777
Policyholders’ account withdrawals	(2,768,247)	(2,095,228)	(1,637,409)
Proceeds from short-term debt issued	783,341	—	—
Repayments of short-term debt	(677,745)	—	—
Cash collateral for loaned securities, net	(20,924)	(20,853)	206,053
Securities sold under agreement to repurchase, net	(8,815)	(51,848)	(303,405)
Paid in capital transaction associated with the purchase of fixed maturities from an affiliate	—	(4,754)	(7,557)
Contributed capital	234	—	—
Net change in financing arrangements (maturities 90 days or less)	51,656	(654)	3,087

Cash Flows (Used In) From Financing Activities	(407,207)	(66,143)	484,546

Net (decrease) increase in cash and cash equivalents	(585,523)	489,969	(182,618)
Cash and cash equivalents, beginning of year	743,533	253,564	436,182

CASH AND CASH EQUIVALENTS, END OF PERIOD	$158,010	$743,533	$253,564

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes received	$(6,418)	$(103,090)	$(51,515)

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

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

Pruco Life Insurance Company has three subsidiaries, which include one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey or, “PLNJ,” and two subsidiaries formed in 2003 for the purpose of acquiring and investing in municipal fixed maturities from an affiliated company (see Note 13 to the Consolidated Financial Statements). Pruco Life Insurance Company and its subsidiaries are referred to as “the Company” and all financial information is shown on a consolidated basis throughout this document.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include those used in determining deferred policy acquisition costs, investments, future policy benefits, provision for income taxes, reserves of contingent liabilities and reserves for losses in connection with unresolved legal matters.

Share-Based Compensation

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Securities repurchase and resale agreements and securities borrowed and loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value. Securities repurchase and resale agreements are collateralized principally by U.S. government and government agency securities. Securities borrowed or loaned are collateralized principally by cash or U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same as those sold. Income and expenses related to these transactions executed within the insurance subsidiary used to earn spread income are reported as “Net investment income,” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”).

Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities loaned transactions used to earn spread income are generally reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

Short-term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are carried at amortized cost, which because of their short-term nature approximates fair value.

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships other than operating joint ventures in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s share of net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Realized investment gains (losses), net are computed using the specific identification method. Adjustments to the cost of fixed maturities and equity securities for temporary impairments are included in “Realized investment losses, net.” In evaluating whether a decline in value is other than temporary, the Company considers several factors including, but not limited to the following: (1) the extent (generally if greater than 20%) and the duration (generally if greater than six months); (2) the reasons for the decline in value (credit event, interest related or market fluctuation); (3) the Company’s ability and intent to hold the investments for a period of time to allow for a recovery of value; and (4) the financial condition of and near-term prospects of the issuer. Realized investment gains (losses) are generated from numerous sources, including the sale of fixed maturity securities, equity securities, real estate investments, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost of investments for other than temporary impairments. “Realized investment gains (losses), net.” also include prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial loans, fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment.

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

Deferred policy acquisition costs

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement. These acquisition costs include commissions and variable field office expenses. The Company is also allocated costs of policy issuance and underwriting from Prudential Insurance’s general and administrative expense allocation system. The Company also is charged commissions from third parties, which are primarily capitalized as deferred policy acquisition costs (“DAC”).

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. For annuity products, the entire transfer pricing fee is deemed to be related to the production of new annuity business and is deferred. For life products, there is a look-through into the expenses incurred by the Prudential agency network and expenses that are considered to be related to the production of new insurance business are deferred. The cost of policy issuance and underwriting are also considered to be related primarily to the production of new insurance and annuity business and are fully deferred.

DAC is subject to recoverability testing at the end of each accounting period. DAC, for applicable products, are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reinsurance recoverables and payables

Reinsurance recoverables and payables include receivables and corresponding payables associated with reinsurance arrangements with affiliates. See Note 13 to the Consolidated Financial Statements for additional information about these arrangements.

Separate account assets and liabilities

Separate account assets and liabilities are reported at fair value and represent segregated funds which are invested for certain policyholders, pension funds and other customers. The assets consist of equity securities, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 12 to the Consolidated Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees.”

Deferred sales inducements

The Company provides sales inducements to contractholders, which primarily include an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. They are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs. The amortization expense is included as a component of interest credited to policyholders’ account balances. As of December 31, 2005 and 2004, deferred sales inducement costs included in other assets were $139 million and $110 million, respectively.

Other assets, and other liabilities

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

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. For life insurance, expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require us to provide for expected future losses on a product by establishing premium deficiency reserves. The Company’s liability for future policy benefits is also inclusive of liabilities for guarantee benefits related to certain non-traditional long duration life and annuity contracts, which are discussed more fully in Note 8. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation.

Unpaid Claims

Unpaid claims include estimates of claims that the Company believes have been incurred, but have not yet been reported (“IBNR”) as of the balance sheet date and is an estimate of the amount of loss will ultimately incur on reported claims. Consistent with industry accounting practice, we do not establish loss reserves until a loss has occurred. These IBNR estimates,

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and estimates of the amounts of loss we will ultimately incur on reported claims, which are based in part on our historical experience, are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference will be included in our reported results for the period of the change in estimate in the “Policyholders’ benefits” caption in our statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

Contingent Liabilities

Amounts related to contingent liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable. Management evaluates whether there are incremental legal or other costs directly associated with the ultimate resolution of the matter that are reasonably estimable and, if so, they are included in the accrual.

Insurance Revenue and Expense Recognition

Premiums from life insurance policies are recognized when due. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net level premium method.

Amounts received as payment for deferred annuities and guaranteed investment contracts are reported as deposits to “Policyholders’ account balances”. Revenues from these contracts reflected as “Policy charges and fee income” consist primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies, except for amounts associated with certain modified coinsurance contracts which are reflected in the Company’s financial statements based on the application of the deposit method of accounting. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset management fees

Beginning on February 1, 2002, the Company received asset management fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products (see Note 13 to the Consolidated Financial Statements). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income when earned.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of pricing models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in pricing models.

Derivatives are used to manage the characteristics of the Company’s asset/liability mix, manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate and foreign currency risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are recorded as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Consolidated Balance Sheets, except for embedded derivatives, which are recorded in the consolidated balance sheet with the associated host contract. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in investing activities section in the Consolidated Statements of Cash Flows.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. As of December 31, 2005, derivatives qualifying for hedge accounting were not material.

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

New Accounting Pronouncements

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company’s current policy is generally to record income only as cash is received following an impairment of a debt security. The Company will adopt this guidance on January 1, 2006, for other than temporary impairments recorded subsequent to December 31, 2005.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The effect of adopting SOP 03-1 was a charge of $9 million, net of $5 million of taxes, which was reported as a “Cumulative effect of accounting change, net of taxes” in the results of operations for the year ended December 31, 2004. This charge reflects the net impact of converting certain individual market value adjusted annuity contracts from separate account accounting treatment to general account accounting treatment, including carrying the related liabilities at accreted value, and the effect of establishing reserves for guaranteed minimum death benefit provisions of the Company’s variable annuity and variable life contracts. The Company also recognized a cumulative effect of accounting change related to unrealized investment gains within “Accumulated other comprehensive income, net of taxes” of $4 million, net of $3 million of taxes, for the year ended December 31, 2004. Upon adoption of SOP 03-1, approximately $400 million in “Separate account assets” were reclassified resulting in an increase in “Fixed maturities, available for sale”, as well as changes in other non-separate account assets. Similarly, upon adoption, approximately $400 million in “separate account liabilities” were reclassified resulting in increases in “Policyholders’ account balances” as well as changes in other non-separate account liabilities.

In June 2004, the FASB issued FSP No. 97-1, “Situations in Which Paragraphs 17(b) and 20 of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, Permit or Require Accrual of an Unearned Revenue Liability.” FSP 97-1 clarifies the accounting for unearned revenue liabilities of certain universal-life type contracts under SOP 03-1. The Company’s adoption of FSP 97-1 on July 1, 2004 did not change its accounting for unearned revenue liabilities and, therefore, had no impact on the Company’s consolidated financial position or results of operations. In September 2004, the AICPA SOP 03-1 Implementation Task Force issued a Technical Practice Aid (“TPA”) to clarify certain aspects of SOP 03-1. The implementation of this TPA during the third quarter of 2004 had no impact on the Company’s consolidated financial position or results of operations.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. INVESTMENTS

Fixed Maturities:

The following tables provide additional information relating to fixed maturities as of December 31:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities available for sale
Bonds and Preferred Stock:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$95,239	$295	$133	$95,401
States, municipalities and political subdivisions	108,908	5,233	139	114,002
Foreign government bonds	65,034	5,556	12	70,578
Mortgage-backed securities	550,823	283	9,258	541,848
Asset-Backed Securities	777,236	4,139	6,403	774,972
Public utilities	709,479	17,906	5,744	721,641
All other corporate bonds	3,835,374	74,574	39,350	3,870,598

Total fixed maturities, available for sale	$6,142,093	$107,986	$61,039	$6,189,040

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities available for sale
Bonds and Preferred Stock:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$87,013	$778	$109	$87,682
States, municipalities and political subdivisions	173,129	8,627	191	181,565
Foreign government bonds	30,005	3,982	9	33,978
Mortgage-backed securities	333,720	1,685	440	334,965
Asset-Backed Securities	500,231	11,592	1,345	510,478
Public utilities	848,762	40,036	1,710	887,088
All other corporate bonds	4,141,160	169,902	7,715	4,303,347

Total fixed maturities, available for sale	$6,114,020	$236,602	$11,519	$6,339,103

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2005 is shown below:

	Available for sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$764,757	$767,081
Due after one year through five years	1,792,149	1,812,840
Due after five years through ten years	2,090,265	2,102,630
Due after ten years	944,099	964,641
Mortgage-backed securities	550,823	541,848

Total	$6,142,093	$6,189,040

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2005, 2004, and 2003, were $4,634 million, $1,500 million, and $1,957 million, respectively. Proceeds from the maturity of fixed maturities available for sale during 2005, 2004, and 2003, were $0 million, $794 million, and $550 million, respectively. Gross gains of $26 million, $27 million, and $21 million and gross losses of $26 million, $17 million, and $7 million were realized on those sales during 2005, 2004, and 2003, respectively.

Writedowns for impairments, which were deemed to be other than temporary for fixed maturities were $1 million, $1 million, and $12 million for the years, ended December 31, 2005, 2004 and 2003, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

Other Long-Term Investments

The following table provides information relating to other long-term investments as of December 31:

	2005	2004
	(in thousands)
Joint ventures and limited partnerships	$4,390	$185
Company’s investment in Separate accounts	33,710	29,993
Derivatives	(3,876)	(4,683)
Equity securities	769	478

Total other long- term investments	$34,993	$25,973

The Company’s share of net income from the joint ventures was $(0.7) million, $1 million, and $2 million for the years ended December 31, 2005, 2004, and 2003, respectively, and is reported in “Net investment income.”

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

	2005	2004	2003
	(in thousands)
Fixed maturities, available for sale	$354,943	$327,899	$295,357
Policy loans	47,368	46,935	46,750
Commercial Loans	6,391	19	878
Short-term investments and cash equivalents	15,898	7,685	7,357
Other	6,367	3,962	6,943

Gross investment income	430,967	386,500	357,285
Less: investment expenses	(26,922)	(12,948)	(12,657)

Net investment income	$404,045	$373,552	$344,628

Realized investment (losses)/ gains, net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

	2005	2004	2003
	(in thousands)
Fixed maturities, available for sale	$(1,722)	$9,034	$1,567
Derivatives	3,694	(5,801)	(6,629)
Other	(2,119)	1,778	2,292

Realized investment gains (losses), net	$(147)	$5,011	$(2,770)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities available for sale are included in the Consolidated Statements of Financial Position as a component of “Accumulated other comprehensive income (loss), net of tax.” Changes in these amounts include reclassification adjustments to exclude from “Accumulated other comprehensive income (loss), net of tax” those items that are included as part of “Net income” for a period that also had been part of “Accumulated other comprehensive income (loss), net of tax” in earlier periods. The amounts for the years ended December 31, net of taxes, are as follows:

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2002	236,513	(107,366)	14,215	(51,611)	91,751
Net investment gains (losses) on investments arising during the period	25,794	—	—	(9,330)	16,464
Purchase of fixed maturities from an affiliate (see Note 13)	11,659	—	—	(4,102)	7,557
Reclassification adjustment for gains (losses) included in net income	(2,177)	—	—	784	(1,393)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	(13,999)	—	5,040	(8,959)
Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	3,543	(1,276)	2,267

Balance, December 31, 2003	271,789	(121,365)	17,758	(60,495)	107,687
Net investment gains (losses) on investments arising during the period	(72,565)	—	—	26,651	(45,914)
Purchase of fixed maturities from an affiliate (see Note 13)	7,314	—	—	(2,560)	4,754
Cumulative effect of change in accounting principle	27,505	(21,208)	—	(2,267)	4,030
Reclassification adjustment for gains (losses) included in net income	(8,888)	—	—	3,111	(5,777)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	11,592	—	(4,057)	7,535
Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	3,130	(918)	2,212

Balance, December 31, 2004	$225,155	$(130,981)	$20,888	$(40,535)	$74,527
Net investment gains (losses) on investments arising during the period	(179,640)	—	—	62,491	(117,149)
Reclassification adjustment for gains (losses) included in net income	1,534	—	—	(537)	997
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	103,437	—	(36,203)	67,234
Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	(10,783)	3,774	(7,009)

Balance, December 31, 2005	$47,049	$(27,544)	$10,105	$(11,010)	$18,600

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

The table below presents net unrealized gains on investments by asset class at December 31,

	2005	2004	2003
	(in thousands)
Fixed maturities	$46,948	$225,083	$271,772
Other long-term investments	101	72	17

Unrealized gains on investments	$47,049	$225,155	$271,789

Included in other long-term investments are equity securities.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2005 and 2004 respectively:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities: 2005
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,355	$148	$3,882	$124	$73,237	$272
Foreign government bonds	786	7	174	5	960	12
Corporate securities	2,272,623	41,195	331,991	10,302	2,604,614	51,497
Mortgage-backed securities	494,304	8,650	22,912	608	517,216	9,258

Total	$2,837,068	$50,000	$358,959	$11,039	$3,196,027	$61,039

Fixed maturities: 2004
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$104,487	$300	$—	$—	$104,487	$300
Foreign government bonds	2,656	9	—	—	2,656	9
Corporate securities	1,113,346	8,943	50,766	1,827	1,164,112	10,770
Mortgage-backed securities	80,097	438	41	2	80,138	440

Total	$1,300,586	$9,690	$50,807	$1,829	$1,351,393	$11,519

As of December 31, 2005, gross unrealized losses on fixed maturities totaled $61 million comprising 557 issuers. Of this amount, there was $50 million in the less than twelve months category comprising 444 issuers and $11 million in the greater than twelve months category comprising 113 issuers. There were 5 individual issuers with gross unrealized losses greater than $1.1 million. $48 million of gross unrealized losses of less than twelve months is comprised of investment grade securities. Approximately half of gross unrealized losses of twelve months or more were concentrated in the finance and manufacturing sectors. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Consolidated Financial Statements), we have concluded that an adjustment for other than temporary impairments is not warranted at December 31, 2005.

Included in other long-term investments are equity securities, which have been in a loss position for less than 12 months with a fair value of $39 thousand and a gross unrealized loss of $93 thousand.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2005 and 2004, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Consolidated Statements of Financial Position were $393 million and $437 million, respectively.

Fixed maturities of $4 million at December 31, 2005 and 2004 were on deposit with governmental authorities or trustees as required by certain insurance laws.

4. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2005	2004	2003
	(in thousands)
Balance, beginning of year	$1,429,027	$1,380,710	$1,152,997
Capitalization of commissions, sales and issue expenses	340,260	221,237	371,650
Amortization	(209,721)	(186,408)	(129,938)
Change in unrealized investment gains	103,437	11,592	(13,999)
Impact of adoption of SOP 03-1	—	1,896	—

Balance, end of year	$1,663,003	$1,429,027	$1,380,710

Deferred acquisition costs in 2004 and 2005 include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Reinsurance Captive Company or “PARCC,” discussed in Note 13 below. Ceded capitalization and amortization relating to this treaty included in the above table amounted to $69 million and $17 million, respectively, in 2004 and 2005.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

5. POLICYHOLDERS’ LIABILITIES

Future policy benefits at December 31, are as follows:

	2005	2004
	(in thousands)
Life insurance – domestic	$825,341	$673,532
Life insurance – Taiwan	519,189	467,332
Individual and group annuities	47,103	46,190
Other contract liabilities	55,084	53,596

Total future policy benefits	$1,446,717	$1,240,650

Life insurance liabilities include reserves for death benefits and other policy benefits. Annuity liabilities include reserves for annuities that are in payout status.

Future policy benefits for domestic and Taiwan individual non-participating traditional life insurance policies are equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality and persistency are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. Interest rates range from 2.50% to 8.25% for domestic insurance and 6.18% to 7.43% for Taiwan reserves.

Future policy benefits for individual and group annuities are equal to the aggregate of 1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience when the basis of the reserve is established. The interest rates used in the determination of the individual and group annuities reserves range from 5.25% to 14.75%, with approximately 29% of the reserves based on an interest rate in excess of 8%. The interest rate used in the determination of group annuities reserves is 14.75%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience (except for certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves). The interest rates used in the determination of the present values range from 5.85% to 6.30%.

Policyholders’ account balances at December 31, are as follows:

	2005	2004
	(in thousands)
Interest-sensitive life contracts	$2,720,876	$2,508,606
Individual annuities	2,080,547	2,265,097
Guaranteed investment contracts and guaranteed interest accounts	740,003	1,263,082
Dividend accumulations and other	252,317	171,325

Total policyholders’ account balances	$5,793,743	$6,208,110

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates range from 3% to 5.25% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 1.50% to 13.00%, with less than 1% of policyholders’ account balances with interest crediting rates in excess of 8%. Interest crediting rates for guaranteed investment contracts and guaranteed interest accounts range from 3% to 8.03%, with less than 1% of policyholders’ account balances with interest crediting rates in excess of 8%. Interest crediting rates range from 1% to 5% for dividend accumulations and other.

6. REINSURANCE

The Company participates in reinsurance, with Prudential Insurance, Prudential of Taiwan, PARCC and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote. Effective July 1, 2005, the Company entered into a new coinsurance agreement with

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

6. REINSURANCE (continued)

Pruco Re, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after May 5, 2005 as well as for riders issued from March 15, 2005 forward on business in-force before March 15, 2005.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for both long and short duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements, including the Company’s reinsurance of all its Taiwan business as of February 1, 2001, are described further in Note 13 of the Consolidated Financial Statements.

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, are as follows:

	2005	2004	2003
	(in thousands)
Direct premiums and policy charges and fee income	$1,158,865	$992,637	$829,430
Reinsurance ceded	(556,706)	(307,866)	(166,371)

Premiums and policy charges and fee income	602,159	$684,771	$663,059

Policyholders’ benefits ceded	$294,674	$129,125	$99,229

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2005	2004
	(in thousands)
Domestic life insurance - affiliated	$405,357	$272,999
Domestic life insurance - unaffiliated	(2,436)	13,166
Other reinsurance - affiliated	10,716	11,548
Taiwan life insurance-affiliated	519,189	467,332

	$932,826	$765,045

During 2004, the Company entered into reinsurance contracts with affiliates covering the entire domestic life in force. As a result, all related reinsurance contracts are with affiliates as of December 31, 2004. These contracts are described further in Note 13, below.

The gross and net amounts of life insurance in force at December 31, were as follows:

	2005	2004	2003
		(in thousands)
Life insurance face amount in force	$253,768,618	$204,016,616	$158,488,681
Ceded	(221,900,847)	(179,108,664)	(81,095,301)

Net amount of life insurance in force	$31,867,771	$24,907,952	$77,393,380

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

7. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, are as follows:

	2005	2004	2003
	(in thousands)
Current tax (benefit) expense:
U.S.	$(30,108)	$61,801	$(69,836)
State and local	—	(2,119)	219
Foreign	—	—	—

Total	(30,108)	59,682	(69,617)

Deferred tax expense (benefit):
U.S.	51,409	(31,944)	102,685
State and local	—	(4,860)	981

Total	51,409	(36,804)	103,666

Total income tax expense	$21,301	$22,878	$34,049

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes and cumulative effect of accounting change for the following reasons:

	2005	2004	2003
	(in thousands)
Expected federal income tax expense	$88,276	$50,921	$41,644
IRS settlement for examination period 1997 to 2001	(32,656)	—	—
State and local income taxes	—	(4,537)	781
Non taxable investment income	(29,691)	(21,736)	(11,722)
Other	(4,628)	(1,770)	3,346

Total income tax expense	$21,301	$22,878	$34,049

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2005	2004
	(in thousands)
Deferred tax assets
Insurance reserves	$28,029	$48,116
Investments	9,709	5,652
Other	4,291	4,743

Deferred tax assets	42,029	58,511

Deferred tax liabilities
Deferred acquisition costs	428,692	366,155
Net unrealized gains on securities	13,076	74,984
Other	29,163	24,390

Deferred tax liabilities	470,931	465,529

Net deferred tax liability	$428,902	$407,018

Pruco Life Insurance Company

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

On January 26, 2006, the Internal Revenue Service (“IRS”) officially closed the audit of the consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s statement of operations for the year ended December 31, 2005 includes an income tax benefit of $33 million, reflecting a reduction in the Company’s liability for income taxes. The consolidated federal income tax returns for the 2002 and 2003 periods are currently under examination.

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary (“anniversary contract value”). These guarantees include benefits that are payable in the event of death or annuitization.

The Company also issues annuity contracts with contractually guaranteed death benefits and market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are reallocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2005 and 2004 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31,2005 the Company had the following guarantees associated with these contracts, by product and guarantee type:

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

	December 31, 2005		December 31, 2004
	In the Event of Death	At Annuitization / Accumulation	In the Event of Death	At Annuitization / Accumulation
	(dollars in thousands)		(dollars in thousands)
Variable Annuity Contracts

Return of net deposits
Account value	$2,707,932	N/A	$2,185,831	N/A
Net amount at risk	$3,758	N/A	$7,373	N/A
Average attained age of contractholders	62 years	N/A	62 years	N/A

Minimum return or anniversary contract value
Account value	$10,232,599	$3,247,771	$9,704,195	$2,034,671
Net amount at risk	$1,189,296	$1,013	$1,456,702	$1,122
Average attained age of contractholders	64 years	59 years	65 years	59 years
Average period remaining until earliest expected annuitization		5.94 years		6.3 years

	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Market value adjusted annuities Account value	$294,401	$299,387	$328,951	$345,342

	December 31, 2005	December 31, 2004
	In the Event of Death
	(dollars in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts

No Lapse Guarantees
Separate account value	$1,869,123	$1,625,520
General account value	$593,514	$393,712
Net amount at risk	$39,173,240	$32,294,429
Average attained age of contractholders	45 years	45 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2005	December 31, 2004
	(dollars in thousands)
Equity funds	$9,464,782	$8,135,376
Bond funds	$671,143	$760,834
Balanced funds	$334,223	$305,574
Money market funds	$228,471	$266,639
Specialty funds	$44,265	$11,783

Total	$10,742,884	$9,480,206

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The total amount of funds invested in separate account investment options for variable life, variable universal life and universal life contracts with guarantees was $1.869 billion at December 31, 2005.

In addition to the above mentioned amounts invested in separate account investment options, $2.197 billion of account balances of variable annuity contracts with guarantees (inclusive of contracts with MVA features) were invested in general account investment options.

Liabilities For Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts prior to reinsurance. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) and guaranteed minimum income withdrawal benefit (“GMIWB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.”

	GMDB	GMIB	GMIWB	Total
	(in thousands)
Balance as of January 1, 2004	$42,194	$2,211	—	$44,405
Incurred guarantee benefits	24,700	5,214	—	29,914
Paid guarantee benefits	(23,057)	—	—	(23,057)

Balance as of December 31, 2004	$43,837	$7,425	—	$51,262
Incurred guarantee benefits	25,021	4,941	(1,370)	28,592
Paid guarantee benefits	(16,663)	—	—	(16,663)

Balance as of December 31, 2005	$52,195	$12,366	(1,370)	$63,191

The GMDB liability is determined each period end by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The percentage of assessments used is chosen such that, at issue, the present value of expected death benefits in excess of the projected account balance and the percentage of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB liability balance, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised. The GMIB liability was determined at December 31, 2005 by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The GMIWB feature provides a contractholder with two methods to receive guaranteed minimum payments over time - a “withdrawal” option and an “income” option. Each of these amounts is based on a “protected withdrawal value” (the “GMIWB Protected Withdrawal Value”). The initial GMIWB Protected Withdrawal Value is determined as of the date that the contractholder makes his/her first withdrawal under the annuity following the election of the GMIWB. The initial GMIWB Protected Withdrawal Value is equal to the greatest of three amounts, which, stated generally, are (a) account value, plus additional purchase payments and any credits, rolled up at a specified percentage for a period of time (b) account value as of the date of the first withdrawal and (c) a specified highest anniversary value. Under the withdrawal option, the Company guarantees that a specified percentage of the GMIWB Protected Withdrawal Value can be withdrawn each year until the GMIWB Protected Withdrawal Value has been exhausted. Under the income option, the Company guarantees that a lesser percentage of the GMIWB Protected Withdrawal Value can be withdrawn for life. As under the GMWB feature, the contractholder may elect to step-up the GMIWB Protected Withdrawal Value if, due to positive market performance, the account value is greater than the current GMIWB Protected Withdrawal Value.

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

Sales Inducements
(in thousands)
Balance as of January 1, 2004	$79,143
Capitalization	43,286
Amortization	(11,969)

Balance as of December 31, 2004	110,460
Capitalization	43,349
Amortization	(14,797)

Balance as of December 31, 2005	$139,012

Pruco Life Insurance Company

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

Statutory net loss for the Company amounted to $2 million, $4 million, and $141 million for the years ended December 31, 2005, 2004, and 2003, respectively. Statutory surplus of the Company amounted to $540 million and $572 million at December 31, 2005 and 2004, respectively. The Company had statutory losses in 2003 primarily attributed to the surplus strain from new business, which results from higher commissions and selling expenses that are not deferred under statutory accounting, and from increases to reserves. During late 2003 and in 2004, the Company obtained reinsurance on the term life business from a captive affiliate, mitigating the surplus strain on that business. The agreement is discussed further in Note 13, below.

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the Arizona Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, the Company would not be permitted a dividend distribution without prior approval in 2005. There have been no dividend payments to the parent in 2005, 2004 or 2003.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values presented below have been determined by using available market information and by applying valuation methodologies. Considerable judgment is applied in interpreting data to develop the estimates of fair value. These fair values may not be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the fair values. The methods and assumptions discussed below were used in calculating the fair values of the instruments. See Note 11 to the Consolidated Financial Statements for a discussion of derivative instruments.

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

Commercial Loans

The fair value of commercial loans, other than those held by the Company’s commercial mortgage operations, is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate, and adjusted for the current market spread for similar quality loans.

The fair value of commercial loans held by the Company’s commercial mortgage operations is based upon various factors, including the terms of the loans, the intended exit strategy for the loans based upon either a securitization pricing model or commitments from investors, prevailing interest rates, and credit risk.

Policy loans

The fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

10. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Investment contracts

For guaranteed investment contracts, income annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates being offered for similar contracts with maturities consistent with those of the contracts being valued. For individual deferred annuities and other deposit liabilities, carrying value approximates fair value. Investment contracts are reflected within “Policyholders’ account balances.”

The following table discloses the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:

Fixed maturities, available for sale	$6,189,040	$6,189,040	$6,339,103	$6,339,103
Policy loans	879,156	938,419	856,755	960,391
Commercial Loans	269,161	269,161	2,285	2,285
Short-term investments	113,144	113,144	122,061	122,061
Cash and cash equivalents	158,010	158,010	743,533	743,533
Separate account assets	19,094,129	19,094,129	17,326,555	17,326,555

Financial liabilities:
Investment contracts	3,073,540	3,073,409	3,749,639	3,772,610
Cash collateral for loaned securities	389,794	389,794	410,718	410,718
Securities sold under repurchase agreements	36,439	36,439	45,254	45,254
Short Term Debt to affiliates	105,596	105,596	—	—
Separate account liabilities	$19,094,129	$19,094,129	$17,326,555	$17,326,555

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

Exchange-traded futures are used by the Company to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commissions merchants who are members of a trading exchange.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

11. DERIVATIVE INSTRUMENTS (continued)

Currency derivatives, including currency swaps, are used by the Company to reduce market risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

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

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. In addition to selling credit protection, the Company may purchase credit protection using credit derivatives in order to hedge specific credit exposures in our investment portfolio.

Embedded Derivatives

As described in Note 8, the Company sells variable annuity products which contain embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees which are determined using pricing models.

The Company invests in fixed maturities that, in addition to a stated coupon, provide a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounts for these investments as available for sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are settled on a daily basis, the Company has little exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

The Company manages credit risk by entering into transactions with creditworthy counterparties and obtaining collateral where appropriate and customary. In addition, the Company enters into over-the-counter swaps pursuant to master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Likewise, the Company effects exchange-traded futures through regulated exchanges and these positions are marked to market on a daily basis.

12. COMMITMENTS, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $ 121 million of commercial loans in 2006. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $73 million in 2006.

Contingencies

On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of product and administration, servicing or other errors, including errors relating to the timing or amount of payments due to customers. In certain cases, if appropriate, we may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

Pruco Life Insurance Company

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

Litigation and Regulatory Proceedings

The Company’s litigation and regulatory matters are subject to legal and regulatory actions in the ordinary course of their businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We may also be subject to litigation arising out of our general business activities, such as our investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

Stewart v. Prudential, et al. is a lawsuit brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and The Prudential Insurance Company of America. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. The Company plans to appeal the verdict.

The Company’s litigation and regulatory matters is subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters should not have a material adverse effect on the Company’s financial position.

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

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plan for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $1.5 million and $1.5 million in 2005 and 2004, respectively.

The Company’s share of net expense for the pension plans was $3.1 million and $3.6 million for the twelve months ended December 31, 2005 and twelve months ended December 31, 2004, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

In accordance with a revenue sharing agreement with Prudential Investments LLC, the Company receives fee income from policyholders’ account balances invested in the Prudential Series Funds (“PSF”). These revenues are recorded as “Asset management fees” in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance. The cash surrender value included in separate accounts for the COLI policies was $1.223 billion and $1.101 billion at December 31, 2005 and December 31, 2004, respectively. Fees related to the COLI policies were $16 million, $13 million and $12 million for the years ending December 31, 2005, 2004 and 2003.

Reinsurance with affiliates

Pruco Reinsurance Ltd.

During September 2003, the Company implemented an agreement to reinsure its term life insurance policies with an affiliated company, Pruco Reinsurance Ltd. or, “Pruco Re.” The Company reinsured with Pruco Re a significant portion of the risks under such policies through an automatic and facultative coinsurance agreement. This Agreement covered all significant risks under the policies reinsured. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. This coinsurance agreement replaced the yearly renewable term agreements with external reinsurers that were previously in effect on this block of business. The initial cost of this transaction of $8 million was deferred and amortized over the life of the underlying insurance policies; $1 million was amortized in 2003, less than $1 million in 2004, these amounts were recorded in other income. Reinsurance recoverables related to this transaction were $29 million at December 31, 2003, including the unamortized portion of the initial cost of $7 million. Premiums ceded in 2004 and 2003 were $58 million and $31 million, respectively. Benefits ceded in 2004 and 2003 were ($5) million and $6 million, respectively.

During September 2004, this transaction was recaptured by the Company and replaced with a new coinsurance with PARCC, described in more detail below.

PARCC

In September 2004, the Company entered into an agreement to reinsure its term life insurance policies with an affiliated company, PARCC. The Company reinsures with PARCC 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. There was no net cost associated with the initial transactions. Reinsurance recoverables related to this transaction were $356 million and $226 million as of December 31, 2005 and December 31, 2004, respectively. Premiums ceded to PARCC in 2005 and 2004 were $297 million and $102 million, respectively. Benefits ceded in 2005 and 2004 were $111 million and $52 million, respectively.

Concurrent with implementing this new agreement, the Company recaptured the policies previously reinsured under a coinsurance treaty with an affiliated offshore captive company, Pruco Re Ltd. The agreement had covered all term policies written on or after October 1, 2002.

Prudential Insurance

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance and replaced it with a revised agreement to reinsure all risks, not otherwise reinsured. Reinsurance recoverables were $60 million and $47 million as of December 31, 2005 and December 31, 2004, respectively. Premiums and fees ceded to Prudential Insurance in 2005, 2004 and 2003 were $178 million, $13 million and $12 million, respectively. Benefits ceded in 2005, 2004 and 2003 were $174 million, $28 million and $38 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

During 2005, the Company entered into new reinsurance agreements with affiliates as part of its risk management and capital management strategies for annuities. The Company entered into a coinsurance agreement with The Prudential Insurance Company of America providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities prior to May 6, 2005. Effective July 1, 2005, the Company entered into another coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities after May 5, 2005. Effective July 1, 2005, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after May 5, 2005 as well as for riders issued from March 15, 2005 forward on business in-force before March 15, 2005.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Other affiliated reinsurance agreements

In addition, the Company currently has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Group annuities affiliated benefits ceded were $2 million in 2005, $2 million in 2004, and $3 million in 2003.

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

Affiliated premiums ceded for the periods ended December 31, 2005, 2004 and 2003 from the Taiwan coinsurance agreement were $81 million, $85 million and $84 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2005, 2004 and 2003 from the Taiwan coinsurance agreement were $13 million, $12 million and $13 million, respectively.

Included in the total affiliated reinsurance recoverable balances of $935 million and $752 million at December 31, 2005 and December 31, 2004, respectively, were reinsurance recoverables related to the Taiwan coinsurance agreement of $519 million and $467 million at December 31, 2005 and December 31, 2004, respectively.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Debt Agreements

The Company had a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. This credit facility was revised in July 2005 to increase the total credit line to $1.2 billion, of which, the amount of non asset-based borrowings cannot exceed $600 million. As of December 31, 2005 and December 31, 2004, there was $426 million and $456 million, respectively, of asset-based financing. There was $106 million of debt outstanding to Prudential Funding, LLC as of December 31, 2005 as compared to none at December 31, 2004. Interest expense related to this agreement was $4 million in 2005, with related interest charged at a variable rate ranging from 3.06% to 4.40%.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 are summarized in the table below:

	Three months ended (in thousands)
	March 31	June 30	September 30	December 31
	(restated)
2005
Total revenues	$256,747	$245,683	$268,888	$263,969
Total benefits and expenses	208,299	189,876	179,095	205,801
Income from operations before income taxes before Cumulative effect of accounting change	48,448	55,807	89,793	58,168
Net income	49,159	42,223	95,920	43,613

2004
Total revenues	$280,713	$271,729	$266,329	$270,824
Total benefits and expenses	240,797	250,795	236,081	216,433
Income from operations before income taxes before Cumulative effect of accounting change	39,916	20,934	30,248	54,391
Net income	22,389	18,672	28,989	43,411