Form 10-Q
period 2006-03-31
PRUCO LIFE INSURANCE CO
filed 2006-05-12
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-37587

Pruco Life Insurance Company

(Exact name of Registrant as specified in its charter)

Arizona	22-1944557
(State or other jurisdiction, incorporation or organization)	(IRS Employer Identification No.)

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

As of May 12, 2006, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in indentifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended Decemebr 31, 2005 for discussion of certain risks relating to our businesses.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Financial Position

As of March 31, 2006 and December 31, 2005 (in thousands)

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2006: $5,654,932; 2005: $6,142,093)	$5,639,274	$6,189,040
Policy loans	886,271	879,156
Short-term investments	114,161	113,144
Commercial loans	338,297	269,161
Other long-term investments	40,353	34,993

Total investments	7,018,356	7,485,494
Cash and cash equivalents	425,100	158,010
Deferred policy acquisition costs	1,735,931	1,663,003
Accrued investment income	94,071	98,110
Reinsurance recoverable	1,002,775	932,826
Receivables from Parent and affiliates	32,302	79,188
Deferred sales inducements	147,622	139,012
Other assets	178,631	24,498
Separate account assets	19,995,934	19,094,129

TOTAL ASSETS	$30,630,722	$29,674,270

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$5,720,539	$5,793,743
Future policy benefits and other policyholder liabilities	1,530,497	1,446,717
Cash collateral for loaned securities	373,104	389,794
Securities sold under agreement to repurchase	18,975	36,439
Income taxes payable	427,602	432,161
Short-term debt from affiliates	38,434	105,596
Payable to parent and affiliates	72,721	22,445
Other liabilities	377,221	287,035
Separate account liabilities	19,995,934	19,094,129

Total liabilities	28,555,027	$27,608,059

Contingencies (See Note 2)

Stockholder’s Equity
Common stock, $10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding	2,500	2,500
Additional paid-in capital	454,670	454,670
Retained earnings	1,625,774	1,590,441
Accumulated other comprehensive income	(7,249)	18,600

Total stockholder’s equity	2,075,695	2,066,211

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$30,630,722	$29,674,270

See Notes to Interim Consolidated Financial Statements (Unaudited)

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Three Months Ended March 31, 2006 and 2005 (in thousands)

	Three Months Ended March 31
	2006	2005
REVENUES

Premiums	$8,967	$6,728
Policy charges and fee income	139,246	138,453
Net investment income	99,687	101,349
Realized investment (losses) gains, net	(10,421)	3,945
Asset management fees	4,242	3,936
Other income	3,241	2,335

Total revenues	244,962	256,746

BENEFITS AND EXPENSES

Policyholders’ benefits	30,998	28,337
Interest credited to policyholders’ account balances	55,308	59,289
General, administrative and other expenses	117,261	120,672

Total benefits and expenses	203,567	208,298

Income from operations before income taxes	41,395	48,448

Income tax expense (benefit)	6,062	(711)

NET INCOME	35,333	49,159

Change in net unrealized investment (losses), shadow DAC and other shadow reserves, net of taxes	(25,849)	(18,063)

TOTAL COMPREHENSIVE INCOME	$9,484	$31,096

See Notes to Interim Consolidated Financial Statements (Unaudited)

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statement of Stockholder’s Equity (Unaudited)

Threee Months Ended March 31, 2006 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder’s equity
Balance, December 31, 2005	$2,500	$454,670	$1,590,441	$18,600	$2,066,211
Net income	—	—	35,333	—	35,333

Change in net unrealized investment gains (losses), shadow DAC and other shadow reserves, net of taxes	—	—	—	(25,849)	(25,849)

Balance, March 31, 2006	$2,500	$454,670	$1,625,774	$(7,249)	$2,075,695

See Notes to Interim Consolidated Financial Statements (Unaudited)

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended March 31, 2006 and 2005 (in thousands)

	Three Months Ended March 31
	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$35,333	$49,159
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(30,928)	(46,370)
Interest credited to policyholders’ account balances	55,308	59,289
Realized investment losses (gains), net	10,421	(3,945)
Amortization and other non-cash items	4,980	(19,512)
Change in:
Future policy benefits and other policyholder liabilities	83,781	69,201
Reinsurance recoverable	(69,950)	(46,303)
Accrued investment income	4,039	(7,649)
Receivables from Parent and affiliates	46,886	(4,198)
Payable to parent and affiliates	50,276	(3,739)
Deferred policy acquisition costs	(31,771)	(13,071)
Income taxes payable/receivable	9,156	(75,583)
Deferred sales inducements	(8,610)	(1,867)
Other, net	(51,397)	23,116

Cash Flows From (Used in) Operating Activities	107,524	(21,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	1,293,703	1,501,904
Policy loans	26,646	23,916
Commercial loans	2,863	157
Payments for the purchase of:
Fixed maturities, available for sale	(819,745)	(1,817,725)
Policy loans	(24,498)	(17,757)
Commercial loans	(72,745)	(48,221)
Other long-term investments, net	(366)	47,562
Short-term investments, net	(941)	(116,787)

Cash Flows From (Used in) Investing Activities	404,917	(426,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	667,099	212,232
Policyholders’ account withdrawals	(783,189)	(280,641)
Proceeds from short-term debt issued	925,767	—
Repayments of short-term debt	(992,929)	—
Cash collateral for loaned securities, net	(16,691)	(25,910)
Securities sold under agreement to repurchase, net	(17,463)	127,338
Contributed capital	—	234
Net change in financing arrangements (maturities 90 days or less)	(27,945)	26,228

Cash Flows (Used In) From Financing Activities	(245,351)	59,481

Net increase (decrease) in cash and cash equivalents	267,090	(388,942)
Cash and cash equivalents, beginning of year	158,010	743,533

CASH AND CASH EQUIVALENTS, END OF PERIOD	$425,100	$354,591

SUPPLE SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded) paid	$(3,119)	$76,884

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

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. These interim financial statements are unaudited but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the consolidated results of operations and financial condition of the Company for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for a full year.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The most significant estimates include those used in determining deferred policy acquisition costs, investments, future policy benefits, provision for income taxes, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. CONTINGENCIES AND LITIGATION

Contingencies

On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing, and administration and servicing, and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In these cases, we offer customers appropriate remediation and may incur charges and expenses, including the costs of such remediation, administrative costs and regulatory fines.

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

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

2. Contntingencies and Litigation (continued)

Stewart v. Prudential, et al. is a lawsuit brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and The Prudential Insurance Company of America. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. Motions for a new trial, judgment notwithstanding the verdict and remittitur, have been filed.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters, depending, in part, upon the results of operations or cash flows for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

3. ACCOUNTING POLICIES AND PRONOUNCEMENTS

SFAS 155

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interest will be applied on a prospective basis only to beneficial interest acquired, issued, or subject to certain remeasurement conditions after the adoption date of the new guidance. The Company plans to adopt this guidance effective January 1, 2007. The Company is in the process of determining whether there are any hybrid instruments for which the Company will elect the fair value option.

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

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

4. REINSURANCE

The Company participates in reinsurance with certain of its affiliates including, Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company “PARCC” and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability being reassumed by the Company is considered to be remote. Effective July 1, 2005, the Company entered into a new coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after May 5, 2005 as well as for riders issued from March 15, 2005 forward on business in-force before March 15, 2005. Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for both long and short duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements, including the Company’s reinsurance of all its Taiwan business as of February 1, 2001, are described further in Note 5 of the Consolidated Financial Statements.

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2006 and 2005 are as follows:

	(in thousands)
	2006	2005
Direct premiums and policy charges and fee income	$295,573	$268,165
Reinsurance ceded	(147,360)	(122,983)

Premiums and policy charges and fee income	$148,213	$145,182

Policyholders’ benefits ceded	$70,231	$89,349

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables included in the Company’s Consolidated Statements of Financial Position at March 31, 2006 and December 31, 2005 were as follows:

	(in thousands)
	2006	2005
Domestic life insurance – affiliated	$453,970	$405,357
Domestic life insurance - unaffiliated	(3,285)	(2,436)
Other reinsurance – affiliated	10,482	10,716
Taiwan life insurance-affiliated	541,608	519,189

	$1,002,775	$932,826

The gross and net amounts of life insurance in force for the three months ended March 31, 2006 and 2005 were as follows:

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

4. Reinsurance (continued)

	(in thousands)
	2006	2005
Life insurance face amount in force	$265,020,617	$215,867,375
Ceded	(232,602,186)	(187,834,448)

Net amount of life insurance in force	$32,418,431	$28,032,927

5. RELATED PARTY TRANSACTIONS

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

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

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final average earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plan for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $0.6 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively.

The Company’s share of net expense for the pension plans was $1.7 million and $1.1 million for the three months ended March 31, 2006 and 2005 respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

In accordance with a revenue sharing agreement with Prudential Investments LLC, the Company receives fee income from policyholders’ account balances invested in the Prudential Series Funds, or (“PSF”). These revenues are recorded as “Asset management fees” in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance, or “COLI,” policies to Prudential Insurance. The cash surrender value included in separate accounts for the COLI policies was $1.247 billion and $1.223 billion at March 31, 2006 and December 31, 2005, respectively. Fees related to the COLI policies were $4.6 million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively.

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

5. Related Party Transactions (continued)

Reinsurance with affiliates

Prudential Arizona Reinsurance Captive Company

In September 2004, the Company entered into an agreement to reinsure its term life insurance policies with an affiliated company, “PARCC”. The Company reinsures with PARCC 90 percent of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. There was no net cost associated with the initial transactions. Reinsurance recoverables related to this transaction were $403 million and $356 million as of March 31, 2006 and December 31, 2005, respectively. Premiums ceded to PARCC for the three months ended March 31, 2006 and three months ended March 31, 2005 were $90 million and $71 million, respectively. Benefits ceded for the three months ended March 31, 2006 and the three months ended March 31, 2005 were $25 million and $22 million, respectively. Reinsurance expense allowance net of capitilization and amortization for the three months ended March 31, 2006 and three months ended March 31, 2005 were $21 million and $16 million respectively.

Concurrent with implementing this new agreement, the Company recaptured the policies previously reinsured under a coinsurance treaty with an affiliated offshore captive company, Pruco Reinsurance Ltd. The agreement had covered all term policies written on or after October 1, 2002.

Prudential Insurance

In December 2004, the Company recaptured the excess of loss reinsurance agreement with Prudential Insurance and replaced it with a revised agreement to reinsure all risks, not otherwise reinsured. Reinsurance recoverables were $51 million and $60 million as of March 31, 2006 and December 31, 2005, respectively. Premiums and fees ceded to Prudential Insurance for the three months ended March 31, 2006 and the three months ended March 31, 2005 were $52 million, and $35 million respectively. Benefits ceded for the three months ended March 31, 2006 and the three months ended March 31, 2005 were $42 million, and $65 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. During 2005, the Company entered into new reinsurance agreements with affiliates as part of its risk management and capital management strategies for annuities. The Company entered into a coinsurance agreement with The Prudential Insurance Company of America providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities prior to May 6, 2005.

Pruco Reinsurance Ltd.

Effective July 1, 2005, the Company entered into another coinsurance agreement with Pruco Reinsurance Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities after May 5, 2005 as well as for riders issued from March 15, 2005 forward on business in-force before March 15, 2005. During 2006, the Company entered into a new reinsurance agreement with an affiliate as part of its risk management and capital management strategies. Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature.

Other affiliated reinsurance agreements

In addition, the Company currently has a reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Group annuities reinsurance recoverables were $10 million and $11 million as of March 31, 2006 and December 31, 2005, respectively. Benefits ceded for the three months ended March 31, 2006 and March 31, 2005 were $0.7 million and $0.6 million, respectively.

Taiwan branch reinsurance agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company’s Taiwan branch including Taiwan’s insurance book of business to an affiliated Company, Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), a wholly owned subsidiary of Prudential Financial.

The mechanism used to transfer this block of business in Taiwan is referred to as a “full acquisition and assumption” transaction. Under this mechanism, the Company is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obligees for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against the Company. The transfer of the insurance related assets and liabilities was

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

5. Related Party (continued)

accounted for as a long-duration coinsurance transaction under U.S. GAAP accounting principles. Under this accounting treatment, the insurance related liabilities remain on the books of the Company and an offsetting reinsurance recoverable is established.

As part of this transaction, the Company made a capital contribution to Prudential of Taiwan in the amount of the net equity of the Company’s Taiwan branch as of the date of transfer. In July 2001, the Company dividended its interest in Prudential of Taiwan to Prudential Financial.

Affiliated premiums ceded for the three months ended March 31, 2006 and March 31, 2005 from the Taiwan coinsurance agreement were $6 million, and $17 million, respectively. Affiliated benefits ceded for the three months ended March 31, 2006, and March 31, 2005 were $3 million, and $2 million, respectively.

Included in the total affiliated reinsurance recoverable balances of $1,006 million and $935 million at March 31, 2006 and December 31, 2005, respectively, were reinsurance recoverables related to the Taiwan coinsurance agreement of $542 million and $519 million at March 31, 2006 and December 31, 2005, respectively.

Debt Agreements

The Company had a revolving line of credit facility of up to $800 million with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance. This credit facility was revised in July 2005 to increase the total credit line to $1.2 billion, of which the amount of non asset-based borrowings cannot exceed $600 million. As of March 31, 2006 and December 31, 2005, there was $392 million and $426 million, respectively, of asset-based financing. There was $38 million of debt outstanding to Prudential Funding, LLC as of March 31, 2006 as compared to $106 million at December 31, 2005. Interest expense related to this agreement was $1 million as of March 31, 2006, with related interest charged at a variable rate ranging from 4.25% to 4.88%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form in reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations, addresses the consolidated financial condition of Pruco Life Insurance Company as of March 31, 2006, compared with December 31, 2005, and its consolidated results of operations for the three month period ended March 31, 2006 and March 31, 2005. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, that have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position. The Company had also marketed a non-participating GIC called “PACE” under an agreement with MBIA Inc. that expired June 30, 2004. The Company did not seek an extension of the agreement. The termination of sales of this product has no impact on the existing in force contracts of PACE customers.

Products

Generally, the Company’s products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company’s portfolio, referred to as the “general account.” The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the GIC and general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or M&E, assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders’ accounts. Products that generate interest spread primarily include the GIC product, general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

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

1. Changes in Financial Position

March 31, 2006 versus December 31, 2005

Total assets increased $957 million, from $29.674 billion at December 31, 2005 to $30.631 billion at March 31, 2006. The largest increase was in separate account assets, which increased $902 million, from $19.094 billion at December 31, 2005 to $19.996 billion at March 31, 2006, primarily due to market performance and positive net sales in 2006. Commercial loans increased $69 million, from $269 million at December 31, 2005, to $338 million at March 31, 2006, during the current period as additional funds were invested in commercial loans.

Fixed maturities decreased by $550 million from $6.189 billion at December 31, 2005 to $5.639 billion at March 31, 2006. The decrease is primarily driven by outstanding fixed maturity trade settlements. Also contributing are scheduled withdrawals and maturities within the GIC business, re-investment in commercial loans, mentioned above, and a decline in the level of unrealized gains resulting from an increasing interest rate environment, partly offset by investing positive cash flows and reinvestment of investment income.

Deferred policy acquisition costs increased by $73 million from $1.663 billion at December 31, 2005, to $1.736 billion at March 31, 2006, primarily driven by $91 million capitalization of acquisition costs from the continued growth of term sales and distribution, partially offset by $59 million of amortization reflecting improved margins and favorable fund performance. The shadow DAC decreased $41 million from increased unrealized losses from a rising interest rate environment.

Reinsurance recoverable increased by $70 million, largely as a result of increased ceded reserves held under the PARCC agreement (See Note 5 to the interim consolidated financial statement). Other assets increased by $154 million, driven by a $157 million increase in investment receivables due to the timing of trade settlements as of March 31, 2006.

Cash and cash equivalents increased by $267 million, from $158 million at December 31, 2005 to $425 million at March 31, 2006, due to the accumulated portfolio cash flows in the current quarter.

During the first quarter of 2006, total liabilities increased by $949 million, from $27.608 billion at December 31, 2005 to $28.557 billion at March 31, 2006. Corresponding with the asset change, separate account liabilities increased by $902 million, as described above. Other liabilities increased $90 million, primarily due to increased investment payables on unsettled trades. Policyholder account balances decreased by $73 million, primarily due to continued maturities and surrenders of guaranteed investment contracts in 2006. Future policy benefits increased by $83 million, primarily due to increases to life reserves as a result of sales and renewals of term products, increased reserves for the Taiwan business, increased guaranteed minimum death and income benefits in the annuity business from higher revenues. The Company’s short-term borrowings from an affiliate used to provide short-term working capital decreased by $68 million from $106 million at December 31, 2005 to $68 million at March 31, 2006, due to repayments. Total securities lending activity decreased by $34 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $17 million and $17 million, respectively.

2. Results of Operations

March 2006 to March 2005 Three Month Comparison

Net Income

Consolidated net income of $35 million for the three months ended March 31, 2006 decreased $14 million, from $49 million in the same period in 2005. Driving the decrease is $14 million of realized losses due to sales of fixed maturities in a rising interest rate environment and a reduction of tax reserves in the prior year of approximately $11 million reflecting the resolution of certain items with the Internal Revenue Service.

Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues

Consolidated revenues decreased by $12 million, from $257 million for the three months ended March 31, 2005 to $245 million at March 31, 2006. Premiums increased by $2 million, from $7 million for the three months ended March 31, 2005, to $9 million for the three months ended March 31, 2006, due to increased term sales net of reinsurance, offset by $10 million of realized losses in the three months ended March 31, 2006 as compared to $4 million of realized gains in the three months ended March 31, 2005.

Benefits and Expenses

Total benefits and expenses decreased $4 million, from $208 million for the three months ended March 31, 2005 to $204 million for the three months ended March 31, 2006.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $3 million, from $28 million in the three months ended March 31, 2005 to $31 million in the three months ended March 31, 2006. Higher term and other benefit reserves from growth in the inforce were partially offset by lower guaranteed minimum death benefits in the annuities products driven by market performance.

Interest credited to policyholders’ account balances decreased by $4 million, from $59 million for the three months ended March 31, 2005 to $55 million for the three months ended March 31, 2006. Interest credited in the retirement business was nearly $6 million lower for the three months ended March 31, 2006 due to increased maturities and withdrawals in the current year, partly offset by growth in policyholders’ account balances in the life business which were higher due to increased deposits.

General, administrative, and other expenses decreased by $4 million from $121 million in the three months ended March 31, 2005 to $117 million in the same period in 2006 due to lower net distribution costs resulting from increased reinsurance expense allowances, net of capitalization, in the life business resulting from the PARCC coinsurance agreement (See Note 5 to the interim consolidated financial statement.)

Income tax expenses increased $7 million for the three months ended March 31, 2006 mainly due to a benefit from a reduction of reserves of approximately $11 million in the three months ended 2005 reflecting the resolution of certain items with the Internal Revenue Service.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of March 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Stewart v. Prudential, et al. is a lawsuit brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and The Prudential Insurance Company of America. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. Motions for a new trial, judgment notwithstanding the verdict and remittitur, have been filed.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters, depending, in part, upon the results of operations or cash flows for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional discussion of the Company’s litigation and regulatory matters.

Item 1A. Risk Factors

You should carefully consider the risks described under “ Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Date: May 12, 2006

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.