Form 10-Q
period 2006-06-30
PRUCO LIFE INSURANCE CO
filed 2006-08-11
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 33-37587

Pruco Life Insurance Company

(Exact name of Registrant as specified in its charter)

Arizona	22-1944557
(State or other jurisdiction, incorporation or organization)	(IRS Employer Identification No.)

213 Washington Street, Newark, New Jersey 07102

(Address of principal executive offices) (Zip Code)

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

As of August 11, 2006, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005 for discussion of certain risks relating to our businesses.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Financial Position

As of June 30, 2006 and December 31, 2005 (in thousands)

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2006: $5,465,009; 2005: $6,142,093)	$5,423,214	$6,158,528
Policy loans	893,841	879,156
Short-term investments	86,391	113,144
Commercial loans	421,839	269,161
Other long-term investments	69,647	65,505

Total investments	6,894,932	7,485,494
Cash and cash equivalents	555,017	158,010
Deferred policy acquisition costs	1,789,172	1,663,003
Accrued investment income	83,766	98,110
Reinsurance recoverable	1,091,278	932,826
Receivables from Parent and affiliates	38,247	79,188
Deferred sales inducements	161,031	139,012
Other assets	70,011	24,498
Separate account assets	19,827,498	19,094,129

TOTAL ASSETS	$30,510,952	$29,674,270

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$5,669,971	$5,793,743
Future policy benefits and other policyholder liabilities	1,612,635	1,446,717
Cash collateral for loaned securities	303,126	389,794
Securities sold under agreement to repurchase	81,470	36,439
Income taxes payable	471,895	432,161
Short-term debt from affiliates	25,610	105,596
Payable to parent and affiliates	12,938	22,445
Other liabilities	417,979	287,035
Separate account liabilities	19,827,498	19,094,129

Total liabilities	$28,423,122	$27,608,059

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity

Common stock, $10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding	2,500	2,500
Additional paid-in capital	454,670	454,670
Retained earnings	1,648,712	1,590,441
Accumulated other comprehensive (loss) income	(18,052)	18,600

Total stockholder’s equity	2,087,830	2,066,211

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$30,510,952	$29,674,270

See Notes to Interim Consolidated Financial Statements (Unaudited)

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Three and Six Months Ended June 30, 2006 and 2005 (in thousands)

	Three Months ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
REVENUES

Premiums	$10,686	$8,298	$19,653	$15,026
Policy charges and fee income	145,953	134,447	285,199	272,901
Net investment income	100,571	97,530	200,258	198,878
Realized investment (losses) gains, net	(38,665)	(2,335)	(49,086)	1,610
Asset management fees	4,355	4,096	8,597	8,032
Other income	3,955	3,647	7,196	5,983

Total revenues	226,855	245,683	471,817	502,430

BENEFITS AND EXPENSES

Policyholders’ benefits	32,200	25,202	63,197	53,540
Interest credited to policyholders’ account balances	53,257	59,373	108,565	118,661
General, administrative and other expenses	117,151	105,301	234,413	225,973

Total benefits and expenses	202,608	189,876	406,175	398,174

Income from operations before income taxes	24,247	55,807	65,642	104,256

Income tax expense	1,309	13,584	7,371	12,874

NET INCOME	22,938	42,223	58,271	91,382

Change in net unrealized investment gains (losses), net of taxes (1)	(10,804)	32,140	(36,652)	14,077

COMPREHENSIVE INCOME	$12,134	$74,363	$21,619	$105,459

(1)	Amounts are net of taxes of $5.7 million and $(17.6) million for the three months ended June 30, 2006 and 2005, respectively, and $19.4 million and $(8.0) million for the six months ended June 30, 2006 and 2005, respectively.

See Notes to Interim Consolidated Financial Statements (Unaudited)

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statement of Stockholder’s Equity (Unaudited)

Six Months Ended June 30, 2006 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholder’s equity
Balance, December 31, 2005	$2,500	$454,670	$1,590,441	$18,600	$2,066,211
Net income	—	—	58,271	—	58,271

Change in net unrealized investment gains (losses), net of taxes	—	—	—	(36,652)	(36,652)

Balance, June 31, 2006	$2,500	$454,670	$1,648,712	$(18,052)	$2,087,830

See Notes to Interim Consolidated Financial Statements (Unaudited)

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2006 and 2005 (in thousands)

	Six Months Ended June 30
	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$58,271	$91,382
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(67,026)	(54,299)
Interest credited to policyholders’ account balances	108,565	118,661
Realized investment losses (gains), net	49,086	(1,610)
Amortization and other non-cash items	6,106	3,432
Change in:
Future policy benefits and other policyholder liabilities	165,918	115,662
Reinsurance recoverable	(158,452)	(91,395)
Accrued investment income	14,343	(2,908)
Receivables from parent and affiliates	40,940	16,561
Payable to parent and affiliates	(9,507)	35,169
Deferred policy acquisition costs	(69,403)	(43,126)
Income taxes payable/receivable	59,123	(63,109)
Deferred sales inducements	(22,019)	(11,347)
Other, net	(17,640)	3,768

Cash Flows From Operating Activities	158,305	116,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	3,354,307	2,797,984
Policy loans	52,337	50,515
Commercial loans	4,891	383
Payments for the purchase of:
Fixed maturities, available for sale	(2,656,071)	(3,442,999)
Policy loans	(47,743)	(39,832)
Commercial loans	(158,315)	(83,170)
Other long-term investments, net	8,301	(8,817)
Short-term investments, net	26,929	5,618

Cash Flows From (Used in) Investing Activities	584,636	(720,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,411,603	1,040,442
Policyholders’ account withdrawals	(1,603,419)	(1,163,263)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(41,637)	90,190
Contributed capital	—	234
Net change in financing arrangements (maturities 90 days or less)	(112,481)	212,203

Cash Flows (Used In) From Financing Activities	(345,934)	179,806

Net increase (decrease) in cash and cash equivalents	397,007	(423,671)
Cash and cash equivalents, beginning of year	158,010	743,533

CASH AND CASH EQUIVALENTS, END OF PERIOD	$555,017	$319,862

SUPPLE SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded) paid	$(51,756)	$77,248

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

2. CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

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

Litigation and Regulatory Matters

The Company’s litigation and regulatory matters are subject to legal and regulatory actions in the ordinary course of its businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

2. Contingent Liabilities and Litigation and Regulatory Matters (continued)

Stewart v. Prudential, et al. was brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and The Prudential Insurance Company of America. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. Motions for a new trial, judgment notwithstanding the verdict and remittitur, were denied in June 2006. In July 2006, the Company filed a notice of appeal with the Mississippi Supreme Court.

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

3. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Fin 48

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on January 1, 2007. The Company is currently assessing the impact of FIN No. 48 on the Company’s consolidated financial position and results of operations.

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

SOP 05-1

In September 2005, the Accounting Standards Executive Committee, (“AcSEC”) of the American Institute of Certified Public Accountants, (“AICPA”) issued Statement of Position, (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards (“SFAS”) No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the impact of SOP 05-1 on the Company’s consolidated financial position and results of operations.

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

4. REINSURANCE

The Company participates in reinsurance with certain of its affiliates, including Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company, “PARCC”, Pruco Reinsurance, LTD, and other companies, in order to provide greater diversification of business, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability being reassumed by the Company is considered remote. During 2005 and 2006, the Company entered into reinsurance agreements with certain affiliates as part of its risk management and capital management strategies for annuities. Effective May 6, 2005, the Company entered into a coinsurance agreement with Prudential Insurance providing for 100% reinsurance of its Lifetime Five benefit feature sold on its annuities prior to May 6, 2005. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities on or after May 6, 2005. Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities.

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

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Direct premiums and policy charges and fee income	$637,260	$552,335
Reinsurance ceded	(332,408)	(264,408)
Premiums and policy charges and fee income	$304,852	$287,927

Policyholders’ benefits ceded	$168,158	$161,634

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables included in the Company’s Consolidated Statements of Financial Position at June 30, 2006 and December 31, 2005 were as follows:

	2006	2005
	(in thousands)
Domestic life insurance - affiliated	$532,978	$416,073
Domestic life insurance - unaffiliated	158	(2,436)
Taiwan life insurance - affiliated	558,142	519,189

	$1,091,278	$932,826

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

4. Reinsurance (continued)

The gross and net amounts of life insurance in force for the three months ended June 30, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Life insurance face amount in force	$276,539,338	$229,193,672
Ceded	(243,406,834)	(200,048,740)

Net amount of life insurance in force	$33,132,504	$29,144,932

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

The Company receives a charge for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final average earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was $1.2 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively.

The Company’s share of net expense for the pension plans was $3.4 million and $2.2 million for the six months ended June 30, 2006 and 2005 respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

In accordance with a revenue sharing agreement with Prudential Investments LLC, the Company receives fee income from policyholders’ account balances invested in the Prudential Series Funds, or “PSF”. These revenues are recorded as “Asset management fees” in the Consolidated Statements of Operations and Comprehensive Income, net of related investment management expenses paid to Prudential Investments LLC, under this agreement.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance. The cash surrender value included in separate accounts for the COLI policies was $1.245 billion and $1.223 billion at June 30, 2006 and December 31, 2005, respectively. Fees related to the COLI policies were $9.7 million and $7.6 million for the six months ended June 30, 2006 and 2005, respectively.

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

5. Related Party Transactions (continued)

Reinsurance with affiliates

Prudential Arizona Reinsurance Captive Company

In September 2004, the Company entered into an agreement to reinsure its term life insurance policies with PARCC. The Company reinsures with PARCC 90% of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. There was no net cost associated with the initial transactions. Reinsurance recoverables related to this transaction were $464 million and $356 million as of June 30, 2006 and December 31, 2005, respectively. Premiums ceded to PARCC for the six months ended June 30, 2006 and six months ended June 30, 2005 were $183 million and $143 million, respectively. Benefits ceded for the six months ended June 30, 2006 and the six months ended June 30, 2005 were $67 million and $70 million, respectively. Reinsurance expense allowance, net of capitalization and amortization for the six months ended June 30, 2006 and six months ended June 30, 2005 were $42 million and $37 million, respectively.

Prudential Insurance

The Company has an excess of loss reinsurance agreement with Prudential Insurance and replaced it with a revised agreement to reinsure all mortality risks, not otherwise reinsured. Reinsurance recoverables were $59 million and $60 million as of June 30, 2006 and December 31, 2005, respectively. Premiums and fees ceded to Prudential Insurance for the six months ended June 30, 2006 and the six months ended June 30, 2005 were $105 million, and $81 million, respectively. Benefits ceded for the six months ended June 30, 2006 and the six months ended June 30, 2005 were $96 million and $93 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. During 2005, the Company entered into a coinsurance agreement with The Prudential Insurance Company of America providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities prior to May 6,2005 as part of its risk management and capital management strategies for annuities.

The Company currently has reinsurance Group Annuity Contract, whereby the reinsurer, in consideration for a single premium payment by the Company, provides reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Group annuities reinsurance recoverables were $10 million and $11 million as of June 30, 2006 and December 31, 2005, respectively. Benefits ceded for the six months ended June 30, 2006 and June 30, 2005 were $1.3 million and $1.2 million, respectively.

Pruco Reinsurance Ltd.

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Reinsurance, Ltd. as part of its risk management and capital management strategies for annuities. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities on or after May 6, 2005. Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities.

Taiwan branch reinsurance agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company’s Taiwan branch including Taiwan’s insurance book of business to Prudential of Taiwan a wholly owned subsidiary of Prudential Financial.

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

Affiliated premiums ceded for the six months ended June 30, 2006 and June 30, 2005 from the Taiwan coinsurance agreement were $45 million and $41 million, respectively. Affiliated benefits ceded for the six months ended June 30, 2006 and June 30, 2005 were $6 million and $6 million, respectively.

Included in the total affiliated reinsurance recoverable balances of $1,085 million and $935 million at June 30, 2006 and December 31, 2005, respectively, were reinsurance recoverables related to the Taiwan coinsurance agreement of $558 million and $519 million at June 30, 2006 and December 31, 2005, respectively.

Debt Agreements

The Company has an agreement with Pru Funding, LLC, a wholly owned subsidiary of Prudential Insurance which allows it to borrow funds for working capital and liquidity needs, the borrowings are limited to $600 million. There was $26 million of debt outstanding to Pru Funding, LLC as of June 30, 2006 as compared to $106 million at December 31, 2005. Interest expense related to this agreement was $1.5 million as of June 30, 2006, with related interest charged at a variable rate ranging from 4.28% to 5.32%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form in reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations, addresses the consolidated financial condition of Pruco Life Insurance Company as of June 30, 2006, compared with December 31, 2005, and its consolidated results of operations for the three and six month period ended June 30, 2006 and June 30, 2005. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

Generally, the Company’s universal and variable life products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company’s portfolio, referred to as the “general account.” The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for the GIC and general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or “M&E”, assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders’ accounts. Products that generate interest spread primarily include the GIC product, general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

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

1. Changes in Financial Position

June 30, 2006 versus December 31, 2005

Total assets increased $837 million, from $29.674 billion at December 31, 2005 to $30.511 billion at June 30, 2006. The largest increase was in separate account assets, which increased $733 million, from $19.094 billion at December 31, 2005 to $19.827 billion at June 30, 2006, this increase was primarily due to market performance and positive net sales in the first six months of 2006. Commercial loans increased $153 million, from $269 million at December 31, 2005, to $422 million at June 30, 2006, during the current period as additional funds were invested in commercial loans.

Fixed maturities decreased by $735 million from $6.158 billion at December 31, 2005 to $5.423 billion at June 30, 2006. The decrease is primarily driven by repayments and prepayments of fixed maturities, as well as sales of fixed maturities to fund the acquisition of commercial loans and to pay down investment-related borrowings, coupled with a decline in the level of unrealized gains resulting from an increasing interest rate environment. Also contributing are scheduled withdrawals and maturities within the GIC business, re-investment in commercial loans, as mentioned above, and a decline in the level of unrealized gains resulting from an increasing interest rate environment, partly offset by investing positive cash flows and reinvestment of investment income.

Deferred policy acquisition costs increased by $126 million from $1.663 billion at December 31, 2005, to $1.789 billion at June 30, 2006, primarily driven by $187 million capitalization of acquisition costs from the continued growth of term sales, partially offset by $118 million of amortization reflecting improved margins and unfavorable fund performance. The shadow DAC decreased $57 million from increased unrealized losses from a rising interest rate environment.

Reinsurance recoverable increased by $159 million, largely as a result of increased ceded reserves held under the PARCC agreement (See Note 5 to the interim consolidated financial statement). Other assets increased by $45 million, driven an increase in investment receivables due to the timing of trade settlements as of June 30, 2006.

Cash and cash equivalents increased by $397 million, from $158 million at December 31, 2005 to $555 million at June 30, 2006, due to the accumulated portfolio cash flows partially offset by repayments of short term debt.

During the first six months of 2006, total liabilities increased by $815 million, from $27.608 billion at December 31, 2005 to $28.423 billion at June 30, 2006. Corresponding with the asset change, separate account liabilities increased by $733 million, as described above. Other liabilities increased $131 million, primarily due to increased investment payables on unsettled trades. Policyholder account balances decreased by $124 million, primarily due to continued maturities and surrenders of guaranteed investment contracts in 2006. Future policy benefits increased by $166 million, primarily due to increases to life reserves as a result of sales and renewals of term products, increased reserves for the Taiwan business, increased guaranteed minimum death and income benefits in the annuity business from higher revenues. The Company’s short-term borrowings from an affiliate used to provide short-term working capital decreased by $80 million from $106 million at December 31, 2005 to $26 million at June 30, 2006, due to repayments. Total securities lending activity decreased by $42 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $87 million and increased $45 million, respectively.

2. Results of Operations

June 2006 to June 2005 Three Month Comparison

Net Income

Consolidated net income of $23 million for the three months ended June 30, 2006 decreased $19 million, from $42 million for the same period in 2005. This decrease is primarily driven by realized losses due to sales of fixed maturities in a rising interest rate environment.

Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues

Consolidated revenues decreased by $19 million, from $246 million for the three months ended June 30, 2005 to $227 million for the three months ended 30, 2006, driven by $36 million of additional realized losses due to sales of fixed maturities in a rising interest rate environment. Increased realized losses were partially offset by a $12 million increase in policy charges and fee income which increased from $134 million for the three months ended June 30, 2005 to $146 million for the three months ended June 30, 2006 due to incurred fees from higher assets under management and a growing insurance inforce.

Benefits and Expenses

Total benefits and expenses increased $13 million, from $190 million for the three months ended June 30, 2005 to $203 million for the three months ended June 30, 2006.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $7 million, from $25 million in the three months ended June 30, 2005 to $32 million in the three months ended June 30, 2006. Higher term and other benefit reserves from growth in the inforce were partially offset by lower guaranteed minimum death benefits in the annuities products driven by market performance.

Interest credited to policyholders’ account balances decreased by $6 million, from $59 million for the three months ended June 30, 2005 to $53 million for the three months ended June 30, 2006. Interest credited on guaranteed investment contracts was nearly $6 million lower for the three months ended June 30, 2006 due to increased maturities and withdrawals in the current year.

General, administrative, and other expenses increased by $12 million from $105 million in the three months ended June 30, 2005 to $117 million for the three months ended June 30, 2006 due to an $8 million increase in DAC amortization driven by unfavorable fund performance in the current quarter. Net distribution costs increased slightly and were mostly offset by higher reinsurance expense allowance, in the life business resulting from the PARCC coinsurance agreement (See Note 5 to the interim consolidated financial statement.).

Income tax expenses decreased $12 million for the three months ended June 30, 2006 mainly due to a benefit from lower income before taxes, as described above.

June 2006 to June 2005 Six Month Comparison

Net Income

Consolidated net income decreased $33 million, from $91 million in the six months ended June 30, 2005 to $58 million for the six months ended June 30, 2006. This decrease is primarily driven by realized losses due to sales of fixed maturities in a rising interest rate environment.

Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues

Consolidated revenues decreased by $30 million, from $502 million for the six months ended June 30, 2005 to $472 million for the six months ended June 30, 2006. This decrease is primarily driven by $51 million of additional realized losses due to sales of fixed maturities in a rising interest rate environment. Increased realized losses were partially offset by a $13 million increase in policy charges and fee income which increased from $273 for the six months ended June 30, 2005, to $286 million for the six months ended June 30, due to incurred fees from higher assets under management and a growing insurance inforce. Premiums increased by $5 million, from $15 million for the six months ended June 30, 2005, to $20 million for the six months ended June 30, 2006, due to increased term sales, net of reinsurance.

Benefit and Expenses

Total benefits and expenses increased $8 million, from $398 million for the six months ended June 30, 2005 to $406 million for the six months ended June 30, 2006.

Interest credited to policyholders’ account balances decreased by $10 million, from $119 million for the six months ended June 30, 2005 to $109 million for the six months ended June 30, 2006. Interest credited on guaranteed investment contracts was nearly $9 million lower for the six months ended June 30, 2006 due to continued maturities and withdrawals in the current year.

Policyholders’ benefits and expenses, including related changes in reserves, increased by $9 million, from $54 million in the six months ended June 30, 2005 to $63 million in the six months ended June 30, 2006. Higher term and other benefit reserves from growth in the inforce were partially offset by lower guaranteed minimum death benefits in the annuities products, driven by market performance.

General, administrative, and other expenses increased by $8 million from $226 million in the six months ended June 30, 2005 to $234 million in the six months ended June 30, 2006. The increase is due to a $9 million increase in DAC amortization driven by improved margins in the current year and increased operating expenses. Offsetting this are lower net distribution costs resulting from increased reinsurance expense allowances, net of capitalization, in the life business resulting from the PARCC coinsurance agreement (See Note 5 to the interim consolidated financial statement.)

Income tax expense for the six months ended June 30, 2005 decreased $6 million, from $13 million in the six months ended June 30, 2005 to $7 million in the six months ended June 30, 2006. This decrease is primarily due to lower income before taxes partially offset by a reduction of reserves, reflecting the resolution of certain items with the IRS during the first quarter of 2005.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of June 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s litigation and regulatory matters are subject to legal and regulatory actions in the ordinary course of its businesses, including class actions. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company is also subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

Stewart v. Prudential, et al. was brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and The Prudential Insurance Company of America. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. Motions for a new trial, judgment notwithstanding the verdict and remittitur, were denied in June 2006. In July 2006, the Company filed a notice of appeal with the Mississippi Supreme Court.

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

Pruco Life Insurance Company

By:	/s/ Tucker I. Marr
Tucker I. Marr
(Authorized Signatory and Principal Accounting and Financial Officer)

Date: August 11, 2006

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.