Form 10-Q
period 2006-09-30
PRUCO LIFE INSURANCE CO
filed 2006-11-13
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Financial Position (Unaudited)

As of September 30, 2006 and December 31, 2005 (in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2006: $5,216,979; 2005: $6,142,093)	$5,275,634	$6,158,528
Policy loans	905,759	879,156
Short-term investments	82,476	113,144
Commercial loans	478,939	269,161
Other long-term investments	77,740	65,505

Total investments	6,820,548	7,485,494
Cash and cash equivalents	348,406	158,010
Deferred policy acquisition costs	1,910,824	1,663,003
Accrued investment income	86,611	98,110
Reinsurance recoverable	1,127,531	932,826
Receivables from Parent and affiliates	36,011	79,188
Deferred sales inducements	173,891	139,012
Other assets	28,646	24,498
Separate account assets	20,609,607	19,094,129

TOTAL ASSETS	$31,142,075	$29,674,270

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$5,575,125	$5,793,743
Future policy benefits and other policyholder liabilities	1,675,514	1,446,717
Cash collateral for loaned securities	166,877	389,794
Securities sold under agreement to repurchase	8,065	36,439
Income taxes payable	534,835	432,161
Short-term debt from affiliates	43,021	105,596
Payable to parent and affiliates	14,056	22,445
Other liabilities	246,437	287,035
Separate account liabilities	20,609,607	19,094,129

Total liabilities	$28,873,537	$27,608,059

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity

Common stock, $10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding	2,500	2,500
Additional paid-in capital	454,670	454,670
Retained earnings	1,787,702	1,590,441
Accumulated other comprehensive income	23,666	18,600

Total stockholder’s equity	2,268,538	2,066,211

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$31,142,075	$29,674,270

See Notes to Interim Consolidated Financial Statements (Unaudited)

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Operations and Comprehensive Income (Unaudited)

Three and Nine Months Ended September 30, 2006 and 2005 (in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
REVENUES

Premiums	$9,139	$11,914	$28,792	$26,940
Policy charges and fee income	111,300	140,133	396,499	413,056
Net investment income	101,921	103,897	302,178	302,775
Realized investment (losses) gains, net	(20,841)	5,298	(69,927)	6,886
Asset management fees	4,813	4,612	13,410	12,645
Other income	4,183	3,034	11,380	9,016

Total revenues	210,515	268,888	682,332	771,318

BENEFITS AND EXPENSES

Policyholders’ benefits	26,452	12,634	89,651	66,174
Interest credited to policyholders’ account balances	49,325	60,380	157,889	179,041
General, administrative and other expenses	(44,573)	106,081	189,839	332,054

Total benefits and expenses	31,204	179,095	437,379	577,269

Income from operations before income taxes	179,311	89,793	244,953	194,049

Income tax expense (benefit)	40,320	(6,126)	47,692	6,747

NET INCOME	138,991	95,919	197,261	187,302

Increase (decrease) in net unrealized investment gains, net of taxes (1)	41,718	(54,558)	5,066	(40,481)

COMPREHENSIVE INCOME	$180,709	$41,361	$202,327	$146,821

(1)	Amounts are net of taxes of $(22.5) million and $28.1 million for the three months ended September 30, 2006 and 2005, respectively, and $(3.2) million and $20.1 million for the nine months ended September 30, 2006 and 2005, respectively.

See Notes to Interim Consolidated Financial Statements (Unaudited)

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statement of Stockholder’s Equity (Unaudited)

Nine Months Ended September 30, 2006 (in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total stockholder’s equity
Balance, December 31, 2005	$2,500	$454,670	$1,590,441	$18,600	$2,066,211

Net income	—	—	197,261	—	197,261

Change in net unrealized investment gains, net of taxes	—	—	—	5,066	5,066

Balance, September 30, 2006	$2,500	$454,670	$1,787,702	$23,666	$2,268,538

See Notes to Interim Consolidated Financial Statements (Unaudited)

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended September 30, 2006 and 2005 (in thousands)

	Nine Months Ended September 30
	2006	2005
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$197,261	$187,302
Adjustments to reconcile net income to net cash (used in) operating activities:
Policy charges and fee income	(70,922)	(88,524)
Interest credited to policyholders’ account balances	157,889	179,041
Realized investment losses (gains), net	69,927	(6,886)
Amortization and other non-cash items	7,415	(4,823)
Change in:
Future policy benefits and other policyholder liabilities	228,797	131,816
Reinsurance recoverable	(194,705)	(112,032)
Accrued investment income	11,499	(6,245)
Receivables from parent and affiliates	43,177	(22,060)
Payable to parent and affiliates	(8,389)	176,151
Deferred policy acquisition costs	(258,961)	(93,096)
Income taxes payable/receivable	99,522	(68,912)
Deferred sales inducements	(34,879)	(20,582)
Other, net	(40,640)	63,227

Cash Flows From Operating Activities	206,991	314,377

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	4,187,409	3,579,927
Policy loans	77,590	74,481
Commercial loans	8,726	711
Payments for the purchase of:
Fixed maturities, available for sale	(3,367,337)	(4,182,473)
Policy loans	(75,034)	(62,209)
Commercial loans	(219,921)	(212,920)
Other long-term investments, net	(16,075)	(6,968)
Short-term investments, net	30,871	(48,692)

Cash Flows From (Used in) Investing Activities	626,229	(858,143)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	1,984,645	1,617,867
Policyholders’ account withdrawals	(2,286,014)	(1,821,068)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(251,292)	145,765
Capital contribution from parent	—	234
Net change in financing arrangements (maturities 90 days or less)	(90,163)	230,172

Cash Flows (Used In) From Financing Activities	(642,824)	172,970

Net increase (decrease) in cash and cash equivalents	190,396	(370,796)
Cash and cash equivalents, beginning of year	158,010	743,533

CASH AND CASH EQUIVALENTS, END OF PERIOD	$348,406	$372,737

SUPPLE SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded) paid	$(51,836)	$77,670

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

3. ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Pronouncements Adopted

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This FSP provides impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities, primarily by referencing existing accounting guidance. It also requires income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The Company adopted this guidance effective January 1, 2006, and it did not have a material effect on the Company’s consolidated results of operations.

SAB 108

In September 2006, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 should have no effect to the financial position and result of operations of the Company.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement could change current practices in determining fair value. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 157 on the Company’s consolidated financial position and results of operations.

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

4. REINSURANCE

The Company participates in reinsurance with certain of its affiliates, including Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company “PARCC”, Pruco Reinsurance, Ltd. and other companies, in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability being reassumed by the Company is considered remote. During 2005 and 2006, the Company entered into reinsurance agreements with certain affiliates as part of its risk management and capital management strategies for annuities. Effective May 6, 2005, the Company entered into a coinsurance agreement with Prudential Insurance providing for 100% reinsurance of its Lifetime Five benefit feature sold on its annuities prior to May 6, 2005. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities on or after May 6, 2005. Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for both long and short duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements, including the Company’s reinsurance of all its Taiwan business as of February 1, 2001, are described further in Note 5 of the Unaudited Interim Consolidated Financial Statements.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Direct premiums and policy charges and fee income	$929,991	$839,944

Reinsurance ceded	(504,700)	(399,948)

Premiums and policy charges and fee income	$425,291	$439,996

Policyholders’ benefits ceded	$270,916	$232,009

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premium ceded for term insurance products are accounted for as a reduction of premiums.

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

4. Reinsurance (continued)

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2006 and December 31, 2005 were as follows:

	2006	2005
	(in thousands)
Domestic life insurance – affiliated	$562,123	$416,073
Domestic life insurance – unaffiliated	3,155	(2,436)
Taiwan life insurance–affiliated	562,253	519,189

	$1,127,531	$932,826

The gross and net amounts of life insurance in force as of September 30, 2006 and 2005 were as follows:

	2006	2005
	(in thousands)
Life insurance face amount in force	$289,108,806	$241,188,912
Ceded	(254,802,839)	(210,850,357)

Net amount of life insurance in force	$34,305,967	$30,338,555

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. Beginning in 2003, general and administrative expenses also includes allocations of stock compensation expenses related to a stock option program and a deferred compensation program offered by Prudential Financial.

The Company receives a charge for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final average earnings and length of service, while others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees’ 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was $1.9 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively.

The Company’s share of net expense for the pension plans was $5.3 million and $3.7 million for the nine months ended September 30, 2006 and 2005 respectively.

The Company is charged distribution expenses from Prudential Insurance for both its domestic life and annuity products through a transfer pricing agreement, which reflects a market based pricing arrangement.

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

5. Related Party Transactions (continued)

Affiliated Asset Management Fee Income

In accordance with a revenue sharing agreement with Prudential Investments LLC, the Company receives fee income from policyholders’ account balances invested in the Prudential Series Funds, or “PSF”. These revenues are recorded as “Asset management fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income, net of related investment management expenses paid to Prudential Investments LLC, under this agreement.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance. The cash surrender value included in separate accounts for the COLI policies was $1.285 billion and $1.223 billion at September 30, 2006 and December 31, 2005, respectively. Fees earned related to the COLI policies include $14.9 million and $11.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Reinsurance with affiliates

Prudential Arizona Reinsurance Captive Company

In September 2004, the Company entered into an agreement to reinsure its term life insurance policies with PARCC. The Company reinsures with PARCC 90% of the risks under such policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. There was no net cost associated with the initial transactions. Reinsurance recoverables related to this transaction were $495 million and $356 million as of September 30, 2006 and December 31, 2005, respectively. Premiums ceded to PARCC for the nine months ended September 30, 2006 and nine months ended September 30, 2005 were $281 million and $214 million, respectively. Benefits ceded for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 was $111 million and $92 million, respectively. Reinsurance expense allowances, net of capitalization and amortization for the nine months ended September 30, 2006 and nine months ended September 30, 2005 was $62 million and $50 million, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks, not otherwise reinsured. Reinsurance recoverables were $57 million and $60 million as of September 30, 2006 and December 31, 2005, respectively. Premiums and fees ceded to Prudential Insurance for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 were $159 million, and $129 million, respectively. Benefits ceded for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 were $150 million and $133 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. During 2005, the Company entered into a coinsurance agreement with Prudential Insurance providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities prior to May 6, 2005 as part of its risk management and capital management strategies for annuities.

The Company has reinsured a group annuity contract, with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer, and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Group annuity’s reinsurance recoverables were $10 million and $11 million as of September 30, 2006 and December 31, 2005, respectively. Benefits ceded for the nine months ended September 30, 2006 and September 30, 2005 were $1.6 million and $1.7 million, respectively.

Pruco Reinsurance, Ltd.

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Reinsurance, Ltd. as part of its risk management and capital management strategies for annuities. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities on or after May 6, 2005. Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities. Premiums and benefits ceded related to this treaty are de minimis.

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

5. Related Party (continued)

Taiwan branch reinsurance agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company’s Taiwan branch including Taiwan’s insurance book of business to Prudential of Taiwan, a wholly owned subsidiary of Prudential Financial.

The mechanism used to transfer this block of business in Taiwan is referred to as a “full acquisition and assumption” transaction. Under this mechanism, the Company is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obligees for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against the Company. The transfer of the insurance related assets and liabilities was accounted for as a long-duration coinsurance transaction under U.S. GAAP accounting principles. Under this accounting treatment, the insurance related liabilities remain on the books of the Company and an offsetting reinsurance recoverable is established.

As part of this transaction, the Company made a capital contribution to Prudential of Taiwan in the amount of the net equity of the Company’s Taiwan branch as of the date of transfer. In July 2001, the Company dividended its interest in Prudential of Taiwan to Prudential Financial.

Affiliated premiums ceded for the nine months ended September 30, 2006 and September 30, 2005 from the Taiwan coinsurance agreement were $65 million and $57 million, respectively. Affiliated benefits ceded for the nine months ended September 30, 2006 and September 30, 2005 were $10 million and $10 million, respectively.

Included in the total affiliated reinsurance recoverable balances of $1,124 million and $935 million at September 30, 2006 and December 31, 2005, respectively, were reinsurance recoverables related to the Taiwan coinsurance agreement of $562 million and $519 million at September 30, 2006 and December 31, 2005, respectively.

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. The Company had $43 million of debt outstanding to Pru Funding, LLC as of September 30, 2006 as compared to $106 million at December 31, 2005. Interest expense related to this agreement was $2.4 million for the nine months ended September 30, 2006 and $1.8 million for the nine months ended September 30, 2005. The related interest was charged at a variable rate ranging from 4.28% to 5.41% for 2006 and 3.06% to 3.86% in 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form 10Q in reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations, addresses the consolidated financial condition of Pruco Life Insurance Company as of September 30, 2006, compared with December 31, 2005, and its consolidated results of operations for the three and nine month period ended September 30, 2006 and September 30, 2005. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers that have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position. The Company had also marketed a non-participating GIC called “PACE” under an agreement with MBIA Inc. that expired June 30, 2004. The termination of sales of this product has no impact on the existing in force contracts of PACE customers.

Products

Generally, the Company’s universal and variable life products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company’s portfolio, referred to as the “general account.” The Company earns its profits through policy fees charged to annuity and life policyholders separate account investments and through the interest spread general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or “M&E”, assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders’ accounts.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees from separate account fund balances. The Company’s operating expenses principally consist of insurance benefits provided, interest credited to policyholders’ account balances, general business expenses, commissions, and other costs of selling and servicing the various products we sell.

1. Changes in Financial Position

September 30, 2006 versus December 31, 2005

Total assets increased $1.468 billion, from $29.674 billion at December 31, 2005 to $31.142 billion at September 30, 2006. The largest increase was in separate account assets, which increased $1.516 billion, from $19.094 billion at December 31, 2005 to $20.610 billion at September 30, 2006, primarily due to market performance and positive net sales in the first nine months of 2006. Commercial loans increased $210 million, from $269 million at December 31, 2005, to $479 million at September 30, 2006, during the current period as additional funds were invested in commercial loans.

Fixed maturities decreased by $883 million from $6.159 billion at December 31, 2005 to $5.276 billion at September 30, 2006. The decrease is primarily driven by sales of fixed maturities to fund the acquisition of commercial loans and to pay down investment-related borrowings. Also contributing were scheduled withdrawals and maturities within the GIC business, partly offset by investing positive cash flows and reinvestment of investment income.

Deferred policy acquisition costs increased by $248 million from $1.663 billion at December 31, 2005, to $1.911 billion at September 30, 2006, primarily driven by $277 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products, partially offset by net amortization of $18 million primarily driven by an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisitions and other costs. The shadow DAC decreased $11 million as a result of increased unrealized losses from a rising interest rate environment.

Reinsurance recoverable increased by $195 million from $932 million at December 31, 2005, largely due to growth in the term inforce resulting in increased ceded reserves under the PARCC agreement (See Note 5 to the Unaudited Interim Consolidated Financial Statement).

Cash and cash equivalents increased by $190 million, from $158 million at December 31, 2005 to $348 million at September 30, 2006, due to accumulated portfolio cash flows partially offset by repayments of short-term debt.

During the first nine months of 2006, total liabilities increased by $1.265 billion, from $27.608 billion at December 31, 2005 to $28.873 billion at September 30, 2006. Corresponding with the asset change, separate account liabilities increased by $1.516 million, as described above. Policyholders’ account balances decreased by $219 million, primarily due to continued maturities and surrenders of guaranteed investment contracts in 2006. Future policy benefits and other policyholder liabilities increased by $229 million from $1.447 billion at December 31, 2005, primarily due to increases to life reserves as a result of sales and renewals of term products, increased reserves for the Taiwan business, increased guaranteed minimum death and income reserves in the annuity business from growth and aging of the business. The Company’s short-term debt from affiliates used to provide short-term working capital decreased by $63 million from $106 million at December 31, 2005 to $43 million at September 30, 2006, due to repayments. Total securities lending activity decreased by $251 million from $426 million at December 31, 2005. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $223 million and $28 million, respectively.

2. Results of Operations

September 2006 to September 2005 Three Month Comparison

Net Income

Consolidated net income of $139 million for the three months ended September 30, 2006 increased $43 million, from $96 million for the same period in 2005. This benefit was primarily driven by a net reduction in amortization of deferred policy acquisition costs and other costs. The net reduction in amortization is due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review. This benefit is partially offset by realized losses on U.S. Treasury futures positions used to manage the duration of the fixed maturity investment portfolio.

Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues

Consolidated revenues decreased by $58 million, from $269 million for the three months ended September 30, 2005 to $211 million for the three months ended September 30, 2006, primarily driven by lower amortization of unearned policy charges and fee income in the life products due to an increased estimate of total gross profits used as a basis for amortization of $37 million. In addition there was $26 million of realized losses on U.S. Treasury futures positions used to manage the duration of the fixed maturity investment portfolio.

Benefits and Expenses

Total benefits and expenses decreased $148 million, from $179 million for the three months ended September 30, 2005 to $31 million for the three months ended September 30, 2006.

Policyholders’ benefits, including related changes in reserves, increased by $14 million, from $13 million in the three months ended September 30, 2005 to $27 million in the three months ended September 30, 2006. Higher term and other benefit reserves from growth in the term inforce were partially offset by less growth in reserves for guaranteed minimum death benefits in the annuities products driven by market performance.

Interest credited to policyholders’ account balances decreased by $11 million, from $60 million for the three months ended September 30, 2005 to $49 million for the three months ended September 30, 2006. Interest credited on guaranteed investment contracts was nearly $6 million lower for the three months ended September 30, 2006 due to continued maturities and withdrawals in the current year.

General, administrative, and other expenses decreased by $151 million from $106 million in the three months ended September 30, 2005 to ($45) million for the three months ended September 30, 2006 driven by lower DAC amortization from an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisitions and other costs of $137 million. Net distribution costs increased slightly and were mostly offset by higher reinsurance expense allowances, resulting from the PARCC coinsurance agreement (See Note 5 to the Unaudited Interim Consolidated Financial Statement.).

Income tax expenses increased $46 million for the three months ended September 30, 2006 mainly due to a favorable adjustment of $24 million in the three months ended September 30, 2005 reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods. This increase is also driven by higher income before taxes.

September 2006 to September 2005 Nine Month Comparison

Net Income

Consolidated net income increased $10 million, from $187 million in the nine months ended September 30, 2005 to $197 million for the nine months ended September 30, 2006. This benefit was primarily driven by a net reduction in amortization of deferred policy acquisition costs and other costs. The net reduction in amortization is due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review. This benefit is partially offset by realized losses from sales of fixed maturities in a rising interest rate environment in 2006.

Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues

Consolidated revenues decreased by $89 million, from $771 million for the nine months ended September 30, 2005 to $682 million for the nine months ended September 30, 2006. This decrease is primarily driven by $77 million of additional realized losses due to sales of fixed maturities in a rising interest rate environment in 2006. Policy charges and fee income decreased $17 million from $413 million for the nine months ended September 30, 2005, to $396 million for the nine months ended September 30, 2006 primarily driven by lower amortization of unearned policy charges and fee income in the life business due to an increased estimate of total gross profits used as a basis for amortization of $37 million. This was partly offset by higher fees from growth in assets under management resulting from market appreciation and a growing insurance inforce.

Benefit and Expenses

Total benefits and expenses decreased $140 million, from $577 million for the nine months ended September 30, 2005 to $437 million for the nine months ended September 30, 2006.

Policyholders’ benefits, including related changes in reserves, increased by $24 million, from $66 million in the nine months ended September 30, 2005 to $90 million in the nine months ended September 30, 2006. Higher term and other benefit reserves from growth in the inforce were partially offset by less growth in reserves for guaranteed minimum death benefits in annuities products, driven by market performance.

Interest credited to policyholders’ account balances decreased by $21 million, from $179 million for the nine months ended September 30, 2005 to $158 million for the nine months ended September 30, 2006. Interest credited on guaranteed investment contracts was nearly $18 million lower for the nine months ended September 30, 2006 due to continued maturities and withdrawals.

General, administrative, and other expenses decreased by $142 million from $332 million in the nine months ended September 30, 2005 to $190 million in the nine months ended September 30, 2006. This was primarily driven by lower DAC amortization from an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisitions and other costs of $137 million. Net distribution costs increased slightly and were mostly offset by higher reinsurance expense allowance, resulting from the PARCC coinsurance agreement (See Note 5 to the Unaudited Interim Consolidated Financial Statement.).

Income tax expense for the nine months ended September 30, 2005 increased $41 million, from $7 million in the nine months ended September 30, 2005 to $48 million in the nine months ended September 30, 2006. This increase is primarily due to a 2005 favorable adjustment of $36 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of our consolidated federal income tax returns for the 1997 to 2001 periods. This increase is also driven by higher income before taxes.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Securities Exhange Act of 1934, as amended, as of September 30, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Date: November 13, 2006

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.