Form 10-K
period 2006-12-31
PRUCO LIFE INSURANCE CO
filed 2007-03-23
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of February 28, 2007, 250,000 shares of the registrant’s common stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 8, 2007, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2006.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

TAB LE OF CONTENTS

Forward-Looking Statements

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims;(4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks;(14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses.

PART 1

Item 1.	Business

Overview

Pruco Life Insurance Company is a life insurance company organized in 1971 under the laws of the state of Arizona. Pruco Life Insurance Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract, or GIC, called Prudential Credit Enhanced GIC, or PACE, in the District of Columbia, Guam and all states except New York. Pruco Life Insurance Company historically sold individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in Note 13 to the Consolidated Financial Statements.

The Company has three subsidiaries, including one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey, or PLNJ, and two subsidiaries formed in 2003 for the purpose of acquiring municipal fixed maturities (see Note 13 to the Consolidated Financial Statements). Pruco Life Insurance Company and its subsidiaries are together referred to as the “Company” and all financial information is shown on a consolidated basis.

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

On June 1, 2006, Prudential Financial acquired the variable annuity business of The Allstate Corporation, or “Allstate”, through a reinsurance transaction increasing Prudential Financial’s scale and third party distribution capabilities in the U.S. Beginning in the third quarter of 2006, the products offered by the Company replaced the Allstate products previously sold through certain third party distribution channels.

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

Variable and Fixed Annuities

The Company offers variable annuities that provide our customers with a full suite of optional guaranteed death and living benefits. Our investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent an interest in separate investment companies that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. The Company also offers fixed annuities that provide a guarantee of principal and a guaranteed interest rate.

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

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, wirehouses, banks and broker-dealers. We focus on sales through intermediaries who provide life insurance solutions to individuals, families and businesses and support of estate and wealth transfer planning. The life insurance products offered are generally the same as those available through Prudential Insurance Agents. Our third party efforts are supported by a network of internal and external wholesalers.

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

Reinsurance

The Company entered into agreements with affiliates during 2005, as part of its risk management and capital management strategies. The Company entered into coinsurance agreements with affiliates, providing for the 100% reinsurance of its Lifetime Five benefit feature sold.

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (Pruco Re) providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature sold on its annuities.

Effective October 1, 2006, the Company entered into an agreement with an affiliated company to reinsure its universal life policies having no-lapse guarantees with an affiliated company. The Company reinsures 90% of the net amount of mortality at risk, as well as 100% of the risk of uncollectable policy charges and fees associated with the no lapse provision of these policies.

Since 2000, we have reinsured the majority of the mortality risk we assume under our new individual life insurance products with both affiliated and unaffiliated companies. As of the end of 2005, substantially all reinsurance arrangements were with affiliated companies and the maximum amount of individual life insurance we may retain on any life is $100,000. See Note 13 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

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

Insurance companies are subject to Risk-Based Capital, or “RBC” guidelines, monitored by insurance regulatory authorities, that measure the ratio of the Company’s statutory surplus with certain adjustments, or “Adjusted Capital”, to its required capital, based on the risk characteristics of its insurance liabilities and investments. Required capital is determined by statutory formulae that consider risks related to the type and quality of invested assets, insurance-related risks associated with the Company’s products, interest rate risks, and general business risks. The RBC calculations are intended to assist regulators in measuring the adequacy of the Company’s statutory capitalization. The Company considers RBC implications in its asset/liability management strategies.

Changes in statutory capital requirements for our variable annuity products under an NAIC initiative known as “C-3 Phase II” became effective as of December 31, 2005. These changes improved the RBC ratios reducing the capital requirements associated with our variable annuity products.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or “IRIS,” to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Insurance companies generally submit data annually to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined “usual ranges.” Generally, regulators will begin to investigate or monitor an insurance company if ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

The Company is subject to state insurance laws and regulation. A detailed financial statement in the prescribed form or the “Annual Statement,” is filed with the Insurance Departments each year covering the Company’s operations for the preceding year and its financial position as of the end of that year. Regulation by the Insurance Departments includes periodic examinations to verify the accuracy of contract liabilities and reserves. The Company’s books and accounts are subject to review by the Insurance Departments at all times. A full examination of the Company’s operations is conducted periodically by the Insurance Departments and under the auspices of the NAIC.

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

Market Conduct Regulation

State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

State Securities Regulation

In certain states, our variable annuity products are considered “securities” within the meaning of state securities laws. Sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

USA Patriot Act

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

Legislative and Regulatory Reforms

Federal and state regulators are devoting substantial attention to the variable annuity business. As a result of publicity relating to widespread perceptions of industry abuses, numerous legislative and regulatory reforms have been proposed or adopted with respect to revenue sharing, market timing, late trading, and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect our product offerings and, if so, to what degree.

Privacy Regulation

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers and require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail messages to consumers and customers. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Legal Proceedings.”

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX on our term and universal life insurance business. However, we may not be able to implement actions to mitigate the impact of Regulation XXX and Guideline AXXX on future sales of term and universal life insurance products, thereby potentially requiring us to incur higher operating costs than we currently anticipate, reduce our sales of these products or implement measures that may be disruptive to our business.

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

Our litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period.

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

The Company’s litigation and regulatory matters are subject to legal and regulatory actions in the ordinary course of its businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company may also be subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

Stewart v. Prudential, et al. is a lawsuit brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and The Prudential Insurance Company of America and the Company. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. Motions for a new trial, judgment notwithstanding the verdict and remittitur, were denied in June 2006. The Company’s appeal with the Mississippi Supreme Court is pending.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters, depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company is a wholly owned subsidiary of Prudential Insurance. There is no public market for the Company’s common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” addresses the consolidated financial condition of Pruco Life Insurance Company as of December 31, 2006, compared with December 31, 2005, and its consolidated results of operations for the years ended December 31, 2006 and 2005.

You should read the following analysis of the Company’s consolidated financial condition and results of operations in conjunction with the Forward-Looking Statements disclosure included below the Table of Contents, “Risk Factors,” and Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP”, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of Investments

As prescribed by “GAAP”, we present our fixed maturity investments classified as available for sale, at fair value in the statements of financial position. The fair values for our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprised 16% of our investments as of December 31, 2006, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements.

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

Commercial loans, which comprised nearly 8% of our investments as of December 31, 2006, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for probable incurred but not specifically identified losses. The loan specific portion, is based on management’s judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Future Policy Benefit Reserves

We establish reserves for future policy benefit payments to or on behalf of policyholders in the same period in which the policy is issued. These reserves relate primarily to term life, variable and universal life, and certain annuity products.

The future policy benefit reserves at December 31, 2006 represented 6% of our total liabilities and relate primarily to term life are determined in accordance with GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future expenses less the present value of future net premiums. The expected future benefits are based on mortality, lapse, and maintenance expense and interest rate assumptions. Reserves for new business are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the GAAP liabilities (i.e., reserves net of any DAC asset), the existing GAAP liabilities are adjusted to the greater amount. Our best estimate mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on the level and timing of either gross profits, or gross premiums, depending on the type of contract. As of December 31, 2006, DAC in our life business was $1.385 billion and DAC in our annuity business was $574 million.

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

DAC associated with the variable and universal life policies of our domestic individual life insurance and the variable and fixed annuity contracts of our individual annuities business is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. For the variable and universal life policies a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on experience. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on our results of operations.

For variable annuity contracts, DAC is more sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with minimum death benefit and other contractual guarantees specific to our variable annuity contracts, as well as other sources of profit. This is also true, to a lesser degree, for our variable life policies.

Future rate of return assumptions used in evaluating DAC for our domestic annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and project returns for the future period so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum reasonable future rate of return. As part of our approach for variable annuity contracts, if the estimated gross profits under the previously projected rate of returns are greater than or less than a range of estimated gross profits determined by statistically generated rates of return, we change our future assumption to reflect the result of the reversion to the mean approach. For variable annuities products, our expected rate of return is 8% per annum, which reflects an expected rate of return of 8.9% per annum for equity type assets. The future equity rate of return used varies by product, but was under 8.9% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2006.

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

Increase/(Reduction) in DAC
(in millions)
Increase in projected rate of return by 100 basis points	$12.8
Decrease in projected rate of return by 100 basis points	$(13.1)

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

An increase or decrease in our effective tax rate by one percent of income from operations before income taxes and cumulative effect of accounting change, would have resulted in a decline or increase in consolidated income from continuing operations before cumulative effect of accounting change in 2006 of $3.3 million.

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service (“the Service”) and other taxing jurisdictions for audits ongoing or not yet commenced. In 2006, the Service completed all fieldwork with regards to its examination of the Company’s federal income tax returns for tax years 2002-2003. The Company anticipates the final report being submitted to the Joint Committee on Taxation for their review during the first quarter of 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, in January 2007, the Service began an examination of tax years 2004 through 2006.

On January 26, 2006, the Service officially closed the audit of the parent company’s consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s consolidated statement of operations for the year ended December 31, 2005 includes an income tax benefit of $33 million, reflecting a reduction in the Company’s liability for income taxes.

For tax year 2007, the Company has chosen to participate in the Service’s new Compliance Assurance Program (the “CAP”). Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between when the Company files its federal income tax return and the Service completes its examination of the return.

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

Effective New Accounting Policies Adopted

See Note 2 to the Consolidated Financial Statements for a discussion of new accounting policies adopted.

The Company’s Changes in Financial Condition and Results of Operations are described below.

Changes in Financial Condition

2006 versus 2005

From December 31, 2005 to December 31, 2006 there was an increase of $2.829 billion in total assets, from $29.674 billion to $32.503 billion. The largest increase was in separate account assets, which increased $2.858 billion, from $19.094 billion at December 31, 2005 to $21.952 billion at December 31, 2006, primarily due to market performance and sales net of surrenders, benefits and policy charges, in 2006. Commercial loans increased $239 million, from $269 million at December 31, 2005, to $508 million at December 31, 2006, as additional funds were invested in commercial loans.

Fixed maturities decreased by $1.248 billion, from $6.159 billion at December 31, 2005 to $4.911 billion at December 31, 2006. The decrease was primarily driven by the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options. Also contributing were the sales of fixed maturities to fund the acquisition of commercial loans and pay down investment-related borrowings and scheduled withdrawals and maturities within the GIC business and a decline in the level of unrealized gains resulting from an increasing interest rate environment. These decreases are partly offset by investing positive cash flows and reinvestment of investment income.

Cash and cash equivalents increased by $327 million, from $158 million at December 31, 2005 to $485 million at December 31, 2006, due to accumulated portfolio cash flows partially offset by repayments of short term debt.

Deferred policy acquisition costs increased by $296 million from $1.663 billion at December 31, 2005, to $1.959 billion at December 31, 2006, primarily driven by $383 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products, partially offset by net amortization of $76 million primarily driven by an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisitions and other costs. The shadow DAC increased $11 million as a result of increased unrealized losses from a rising interest rate environment.

Reinsurance recoverables increased by $276 million, from $933 million at December 31, 2005 to $1,209 million at December 31, 2006, largely as a result of increased ceded reserves to an affiliated Company primarily reflecting continued growth of the term Life in force (see Note 13 to the Consolidated Financial Statements).

Deferred sales inducements are higher by $44 million, driven by continued sales of annuity products as the Company sells annuity contracts that contain these features.

Total liabilities increased by $2.560 billion, from $27.608 billion at December 31, 2005 to $30.168 billion at December 31, 2006. Corresponding with the asset change, separate account liabilities increased by $2.858 billion, as described above. Policyholder account balances decreased by $310 million, primarily due to continued maturities and surrenders of guaranteed investment contracts in 2006. Future policy benefits and other policyholder liabilities increased by $318 million, primarily due to increases to life reserves as a result of sales and renewals of term products, increased reserves for the Taiwan business, increased guaranteed minimum death and income reserves in the annuity business from growth and aging of the business. The Company’s short-term debt from affiliates used to provide short-term working capital decreased by $81 million from $106 million at December 31, 2005 to $25 million at December 31, 2006, due to repayments. Total securities lending activity decreased by $278 million from $426 million at December 31, 2005. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $255 million and $23 million, respectively.

Stockholder’s equity increased by $270 million, from $2.066 billion at December 31, 2005, to $2.336 billion at December 31, 2006, primarily as a result of net income.

Results of Operations

2006 to 2005 Annual Comparison

Net Income

Consolidated net income of $263 million for 2006 improved $32 million from $231 million earned in 2005. This benefit was primarily driven by a net reduction in amortization of deferred policy acquisition costs. The net reduction in amortization is due to an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, based on an annual review. This benefit is partially offset by realized losses from sales of fixed maturities in a rising interest rate environment in 2006. The 2005 results also include a favorable adjustment of $33 million reflecting the resolution of substantially all issues relating to the Internal Revenue Service examination of Prudential’s consolidated federal income tax returns for the 1997 to 2001 periods. Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues

Consolidated revenues decreased by $69 million, from $1.035 billion in 2005 to $966 million in 2006.

Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $16 million, from $564 million in 2005 to $548 million in 2006, primarily driven by lower amortization of unearned policy charges and fee income in the life business of $37 million due to an increased estimate of total gross profits used as a basis for amortization. This was partly offset by higher fees from growth in assets under management resulting from market appreciation and a growing insurance in force. The gross variable and universal life in force business grew by 5% from $82.1 billion at December 31, 2005 to $86.3 billion at December 31, 2006. Annuity fees are mainly asset-based fees, which are dependent on fund balances that are affected by net sales as well as asset depreciation or appreciation on the underlying investment funds in which customers may invest. Average annuity separate account fund balances are nearly 16% higher than in the prior year as a result of favorable market performance and positive net sales.

Premiums of $44 million increased in 2006 by $6 million, from $38 million in 2005, due to increased sales and growth of the in force net of reinsurance.

Net investment income decreased by $3 million to $401 million in 2006, from $404 million in 2005, primarily due to a declining fund balances in the GIC products in 2006 and $6 million of income resulting from the collection of investment income in 2005 on a previously defaulted bond. This was partially offset by continued investment of positive cash flows from operations, and reinvestment of net investment income in 2006.

Realized investment gains (losses) increased by ($63) million, from realized (losses) of less than ($1) million in 2005 mainly due to sales of fixed maturities in a rising interest rate environment in 2006.

Benefits and Expenses

Total benefits and expenses decreased $142 million, from $783 million in 2005 to $641 million in 2006, driven by increased estimate of total gross profits used as a basis for amortizing deferred policy acquisitions and other costs.

Policyholders’ benefits, including related changes in reserves, increased by $21 million, from $99 million in 2005 to $120 million in 2006. Higher term and other benefit reserves from growth in the term in force were partially offset by less growth in reserves for guaranteed minimum death benefits in annuities products, as a result of market performance.

Interest credited to policyholders’ account balances decreased by $23 million, from $235 million in 2005 to $212 million in 2006. Interest credited in GIC product was $22 million lower than in the prior year period due to continued maturities and withdrawals in the current year and no additional sales. Also impacting this decrease were lower policyholders’ account balances in the annuity products driven by movement of contractholder assets from the fixed rate general account options to the variable separate account investment options, offset by an increase in growth of policyholders’ account balances of life products which increased due to higher policyholder deposits resulting from universal life sales.

General, administrative, and other expenses decreased by $140 million from $449 million 2005 to $309 million 2006. General, administrative and other expenses, including DAC amortization, decreased $137 million driven by lower DAC amortization from an increased estimate of total gross profits used as a basis for amortizing deferred policy acquisitions and other costs. Net distribution costs increased slightly and were mostly offset by higher reinsurance expense allowance, resulting from the PARCC coinsurance agreement (see Note 13 to the Consolidated Financial Statements).

Income tax expense in 2006 increased $41 million, from $21 million in 2005 to $62 million in 2006. The prior year provision included a favorable adjustment of $33 million reflecting the resolution of substantially all issues relating to the “IRS” examination of our consolidated federal income tax returns for the 1997 to 2001 periods, as well as higher income before taxes, as described above.

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

We manage our exposure to equity price risk relating to our general account investments primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general. The Company is also limited to equity risk relating to certain living benefits offered in our variable annuity products as a result of the 100% coinsurance agreements with affiliates.

The source of our exposure to market risk is related to “other than trading” activities conducted in our insurance, annuity and guaranteed products operations. As part of our management of “other than trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk, or “VaR”, measures, position and other limits based on type of risk, and various hedging methods.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2006 and 2005, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

We also perform portfolio stress testing as part of our regulatory cash flow testing. In this testing, we evaluate the impact of altering our interest-sensitive assumptions under various adverse interest rate environments. These interest-sensitive assumptions relate to the timing and amount of redemptions and prepayments of fixed-income securities and lapses and surrenders of insurance products and the potential impact of any guaranteed minimum interest rates. We evaluate any shortfalls that this cash flow testing reveals to determine if we need to increase statutory reserves or adjust portfolio management strategies.

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 60% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2006 and 69% as of December 31, 2005 respectively.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholders’ account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short-term debt.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2006 and 2005, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2006
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available for sale		$4,911	$4,748	$(163)
Policy loans		973	904	(69)
Commercial Loans		508	484	(24)

Financial Assets with Equity Risk:
Equity Securities		30	27	(3)

Derivatives:
Futures	(179)	—	13	13
Swaps	159	(3)	(3)	0

Financial Liabilities with Interest Rate Risk:
Investment Contracts		(2,532)	(2,531)	1

Total Estimated Potential Loss				(245)

	December 31, 2005
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available for sale		$6,159	$5,936	$(223)
Policy loans		963	894	(69)
Commercial Loans		269	245	(24)

Financial Assets with Equity Risk:
Equity Securities		31	28	(3)
Derivatives:
Futures	(286)	—	19	19
Swaps	143	(4)	(4)	0

Financial Liabilities with Interest Rate Risk:
Investment Contracts		(3,073)	(3,069)	4

Total Estimated Potential Loss				(296)

The tables above do not include approximately $4.716 billion of insurance reserve and deposit liabilities as of December 31, 2006 and $4.167 billion as of December 31, 2005. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

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

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 11 to the Consolidated Financial Statements for a description of our derivative activities as of December 31, 2006 and 2005. Under insurance statutes, our insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. We use derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities.

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

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 10.	Directors, Executive Officers and Corporate Governance

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

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Registered Public Accounting Firm” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 8,2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements of the Registrant and its subsidiary are listed in the accompanying “Index to Consolidated Financial Statements” on page F-1 hereof and are filed as part of this Report.

(a)(3)	Exhibits

2.	Not applicable.

3(i)(a)	The Articles of Incorporation of Pruco Life Insurance Company (as amended through October 19, 1993) are incorporated by reference to the initial Registration Statement on Form S-6 of Pruco Life Variable Appreciable Account as filed July 2, 1996, Registration No. 333-07451.

3(ii)	By-Laws of Pruco Life Insurance Company (as amended through May 6, 1997) are incorporated by reference to Form 10-Q as filed August 15, 1997, Registration No. 33-37587.

4.	Exhibits

4(a)	Modified Guaranteed Annuity Contract is incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed November 2, 1990, Registration No. 33-37587.

4(b)	Market-Value Adjustment Annuity Contract (Discovery Preferred Select variable annuity) is incorporated by reference to Form N-4, Registration No. 33-61125, filed July 19, 1995, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(c)	Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Form N-4, Registration No. 333-06701, filed June 24, 1996, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(d)	Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to Form S-1, Registration No. 333-89530, filed September 27, 2002.

4(e)	Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity 3 variable annuity) is incorporated by reference to the Registrant’s registration statement on Form S-3, Registration No. 333-103474, filed February 27, 2003.

4(f)	Market-Value Adjustment Annuity Contract (Strategic Partners FlexElite variable annuity) is incorporated by reference to Post-Effective Amendment No. 1 to Form N-4, Registration No. 333-75702, filed February 14, 2003, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	Not applicable.

18.	None.

22.	None.

23.	Not applicable.

24.	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 23rd day of March 2007.

PRUCO LIFE INSURANCE COMPANY
(Registrant)

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2007.

Name	Title

/s/ James J. Avery * James J. Avery	Director

/s/ Scott D. Kaplan Scott D. Kaplan	Chief Executive Officer, Director and President

/s/ Ronald P. Joelson* Ronald P. Joelson	Director

/s/ Bernard J. Jacob * Bernard J. Jacob	Director

/s/ Helen M. Galt * Helen M. Galt	Director

/s/ David R. Odenath * David R. Odenath	Director

/s/ Tucker I. Marr Tucker I. Marr	Chief Financial and Accounting Officer (Principal Accounting and Financial Officer)

* By:	/s/ Thomas C. Castano
Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY

Consolidated Financial Statements and

Report of Independent Registered Public Accounting Firm

December 31, 2006 and 2005

PRUCO LIFE INSURANCE COMPANY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly owned subsidiary of The Prudential Insurance Company of America) and its subsidiaries at December 31, 2006 and December 31, 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the financial statements, the Company adopted American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” as of January 1, 2004.

PricewaterhouseCoopers LLP (signed)
New York, New York
March 23, 2007

Pruco Life Insurance Company

Consolidated Statements of Financial Position

As of December 31, 2006 and December 31, 2005 (in thousands, except share amounts)

	2006	2005
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2006—$4,850,514 ; 2005—$6,116,522)	$4,911,274	$6,158,528
Policy loans	915,060	879,156
Short-term investments	97,097	113,144
Commercial loans	508,094	269,161
Other long-term investments	80,649	65,505

Total investments	6,512,174	7,485,494
Cash and cash equivalents	485,199	158,010
Deferred policy acquisition costs	1,959,431	1,663,003
Accrued investment income	73,589	98,110
Reinsurance recoverables	1,208,724	932,826
Receivables from parent and affiliates	107,798	79,188
Deferred sales inducements	182,578	139,012
Other assets	21,693	24,498
Separate account assets	21,952,272	19,094,129

TOTAL ASSETS	$32,503,458	$29,674,270

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Policyholders’ account balances	$5,483,921	$5,793,743
Future policy benefits and other policyholder liabilities	1,765,489	1,446,717
Cash collateral for loaned securities	134,982	389,794
Securities sold under agreement to repurchase	13,226	36,439
Income taxes payable	453,358	432,161
Short term debt to affiliates	25,348	105,596
Payables to parent and affiliates	29,427	22,445
Other liabilities	309,913	287,035
Separate account liabilities	21,952,272	19,094,129

Total liabilities	$30,167,936	$27,608,059

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	454,527	454,670
Retained earnings	1,853,233	1,590,441
Accumulated other comprehensive income	25,262	18,600

Total stockholder’s equity	2,335,522	2,066,211

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$32,503,458	$29,674,270

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2006, 2005 and 2004 (in thousands)

	2006	2005	2004
REVENUES

Premiums	$43,516	$38,029	$73,059
Policy charges and fee income	547,693	564,432	611,712
Net investment income	401,436	404,045	373,552
Realized investment (losses)/gains, net	(62,749)	(449)	5,011
Asset management fees	18,338	17,105	15,747
Other income	18,207	12,125	10,514

Total revenues	966,441	1,035,287	1,089,595

BENEFITS AND EXPENSES

Policyholders’ benefits	120,049	98,899	234,841
Interest credited to policyholders’ account balances	212,288	234,881	250,675
General, administrative and other expenses	308,850	449,291	458,590

Total benefits and expenses	641,187	783,071	944,106

Income from operations before income taxes and cumulative effect of accounting change	325,254	252,216	145,489
Income taxes:
Current	89,034	(30,108)	59,682
Deferred	(26,572)	51,409	(36,804)

Total income tax expense	62,462	21,301	22,878

Income from Operations Before Cumulative Effect of Accounting Change	262,792	230,915	122,611

Cumulative effect of accounting change, net of taxes	—	—	(9,150)

NET INCOME	262,792	230,915	113,461

Change in net unrealized investment gains/(loss), net of taxes	6,662	(55,927)	(41,944)
Cumulative effect of accounting change, net of taxes	—	—	4,030

Accumulated other comprehensive income gain/(loss), net of taxes	6,662	(55,927)	(37,914)

COMPREHENSIVE INCOME	269,454	$174,988	$75,547

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Stockholder’s Equity

Periods Ended December 31, 2006, 2005 and 2004 (in thousands)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in- Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, January 1, 2004	$2,500	$459,654	$(850)	$1,246,065	$—	$107,687	$107,687	$1,815,056

Net income	—	—	—	113,461	—	—	—	113,461
Stock-based compensation programs	—	477	(323)	—	—	—	—	154
Purchase of fixed maturities from an affiliate, net of taxes	—	(4,754)	—	—	—	4,754	4,754	—
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	4,030	4,030	4,030
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	—	(41,944)	(41,944)	(41,944)

Balance, December 31, 2004	2,500	455,377	(1,173)	1,359,526	—	74,527	74,527	1,890,757

Net income	—	—	—	230,915	—	—	—	230,915
Stock-based compensation programs	—	(941)	1,173	—	—	—	—	232
Contributed Capital	—	234	—	—	—	—	—	234
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	—	(55,927)	(55,927)	(55,927)

Balance, December 31, 2005	2,500	454,670	—	1,590,441	—	18,600	18,600	2,066,211

Net income	—	—	—	262,792	—	—	—	262,792
Stock-based compensation programs	—	(1)	—	—	—	—	—	(1)
Contributed Capital	—	(142)	—	—	—	—	—	(142)
Change in foreign currency translation adjustments, net of taxes	—	—	—	—	167	—	167	167
Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	—	6,495	6,495	6,495

Balance, December 31, 2006	$2,500	$454,527	$—	$1,853,233	$167	$25,095	$25,262	$2,335,522

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Cash Flows

Year Ended December 31, 2006, 2005 and 2004 (in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$262,792	$230,915	$113,461
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(108,399)	(125,379)	(109,931)
Interest credited to policyholders’ account balances	212,288	234,881	250,675
Realized investment losses (gains), net	62,749	449	(5,011)
Amortization and other non-cash items	116,258	33,063	(52,253)
Cumulative effect of accounting change, net of taxes	—	—	9,150
Change in:
Future policy benefits and other insurance liabilities	318,680	206,067	219,305
Reinsurance recoverables	(275,898)	(167,781)	(247,635)
Accrued investment income	24,521	3,322	1,638
Receivables from Parent and affiliates	26,720	(28,849)	2,799
Payables to Parent and affiliates	6,981	18,706	3,034
Deferred policy acquisition costs	(306,973)	(130,540)	(34,829)
Income taxes payable	16,744	27,720	123,407
Deferred sales inducements	(43,566)	(28,552)	(28,364)
Other, net	19,766	36,805	13,803

Cash Flows From Operating Activities	332,663	310,827	259,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	5,159,582	4,625,000	2,273,952
Policy loans	99,553	98,656	107,906
Commercial loans	52,131	1,805	249
Payments for the purchase of:
Fixed maturities available for sale	(4,060,433)	(4,842,469)	(2,106,719)
Policy loans	(96,587)	(83,116)	(78,515)
Commercial loans	(292,232)	(270,950)	(2,286)
Notes receivables from parent and affiliates, net	(54,853)	—	—
Other long-term investments, net	(17,368)	(5,116)	38,800
Short-term investments, net	16,691	(12,953)	63,476

Cash Flows From (Used In) Investing Activities	806,484	(489,143)	296,863

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	2,716,760	2,233,293	2,107,194
Policyholders’ account withdrawals	(3,128,127)	(2,768,247)	(2,095,228)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(278,026)	(29,739)	(72,701)
Paid in capital transaction associated with the purchase of fixed maturities from an affiliate	—	—	(4,754)
Contributed capital	—	234	—
Net change in financing arrangements (maturities 90 days or less)	(122,565)	157,252	(654)

Cash Flows (Used In) Financing Activities	(811,958)	(407,207)	(66,143)

Net increase (decrease) in cash and cash equivalents	327,189	(585,523)	489,969
Cash and cash equivalents, beginning of year	158,010	743,533	253,564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$485,199	$158,010	$743,533

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$45,715	$(6,418)	$(103,090)

Interest paid (received)	$2,788	$4,018	$85

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

1. BUSINESS

Pruco Life Insurance Company, or “the Company,” is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. Pruco Life Insurance Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, and a non-participating guaranteed interest contract or, “GIC,” called Prudential Credit Enhanced GIC or, “PACE,” in the District of Columbia, Guam and in all states except New York. Pruco Life Insurance Company also had marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in (Note 13 to the Consolidated Financial Statements).

Pruco Life Insurance Company has three subsidiaries, which include one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey or, “PLNJ,” and two subsidiaries formed in 2003 for the purpose of acquiring and investing in municipal fixed maturities from an affiliated company (see Note 13 to the Consolidated Financial Statements). All financial information is shown on a consolidated basis.

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

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in manufacturing insurance products, and individual and group annuities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Pruco Life Insurance Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, “GAAP.” The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, as more fully described in (Note 13 to the Consolidated Financial Statements). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments

Fixed maturities classified as “available for sale” are carried at fair value. The amortized cost of fixed maturities is written down to fair value if a decline in value is considered to be other than temporary. See the discussion below on realized gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities “available for sale”, including the effect on deferred policy acquisition costs and policyholders’ account balances that would result from the realization of unrealized gains and losses are included in “Accumulated other comprehensive income (loss).”

Policy loans are carried at unpaid principal balances.

Commercial loans are carried at unpaid principal balances, net of an allowance for losses. The allowance for losses includes a portfolio reserve for probable incurred but not specifically identified losses. This reserve considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The gains and losses from the sale of loans, which are recognized when the Company relinquishes control over the loans, as well as changes in the allowance for loan losses, are reported in “Realized investment gains (losses), net.” Interest income and prepayment fees are included in “Net investment income.”

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value. Securities repurchase and resale agreements are collateralized by cash, U.S. government and government agency securities. Securities loaned are collateralized principally by cash and U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

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

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other than temporary. These risks and uncertainties include, but are not limited to: (1) the risk that our assessment of an issuer’s ability to meet its obligations could change, (2) the risk that the economic outlook could be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that we are making decisions based on fraudulent or misstated information in the financial statements provided by issuers and (4) the risk that new information obtained by us or changes in other facts and circumstances, including those not related to the issuer, could lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a change in our impairment determination, and hence a charge to earnings in a future period.

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with maturities of three months or less when purchased. The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalent.

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

The costs that vary with and that are related primarily to the production of new insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. For annuity products, the entire sales-based transfer pricing fee is deemed to be related to the production of new annuity business and is deferred. For life products, there is a look-through into the expenses incurred by Prudential Insurance’s agency network and expenses that are considered to be related to the production of new insurance business are deferred. The cost of policy issuance and underwriting are also considered to be related primarily to the production of new insurance and annuity business and are fully deferred.

DAC is subject to recoverability testing at the end of each accounting period. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Policy acquisition costs related to interest-sensitive and variable life products and certain investment-type products are deferred and amortized over the expected life of the contracts (the periods range from 25 to 99 years) in proportion to estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which is updated periodically. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “General administrative and other expenses” in the period such estimated gross profits are revised.

DAC related to term insurance are amortized over the expected life of the contracts in proportion to premium income. For guaranteed investment contracts, acquisition costs are expensed as incurred.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company and Prudential Insurance have offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by the Company or Prudential Insurance for another form of policy or contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense an estimate of the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, the unamortized DAC on the surrendered policies is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. The Company expects to adopt Statement of Position (“SOP”) 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” on January 1, 2007. See “New Accounting Pronouncements.”

Reinsurance recoverables

Reinsurance recoverables include corresponding payables and receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 13 to the Financial Statements.

Separate account assets and liabilities

Separate account assets and liabilities are reported at fair value and represent segregated funds, which are invested for certain policyholders, pension funds and other customers. The assets consist of equity securities, fixed maturities, real estate related investments, real estate mortgage loans and short-term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. See Note 12 to the Consolidated Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees.”

Deferred sales inducements

The Company provides sales inducements to contractholders, which primarily include an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. They are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs. The amortization expense is included as a component of interest credited to policyholders’ account balances. As of December 31, 2006 and 2005, deferred sales inducement costs were $183 million and $139 million, respectively.

Other assets, and other liabilities

Other assets consist primarily of premiums due, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Unpaid Claims

Unpaid claims include estimates of claims that the Company believes have been incurred, but have not yet been reported (“IBNR”) as of the balance sheet date and is an estimate of the amount of loss will ultimately incur on reported claims. Consistent with industry accounting practice, we do not establish loss reserves until a loss has occurred. These IBNR estimates, and estimates of the amounts of loss we will ultimately incur on reported claims net of reinsurance, are based in part on our historical experience, and are regularly adjusted to reflect actual claims experience. When actual experience differs from our previous estimate, the resulting difference, net of reinsurance will be included in our reported results for the period of the change in estimate in the “Policyholders’ benefits” caption in our statements of operations. On an ongoing basis, trends in actual experience are a significant factor in the determination of claim reserve levels.

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

Insurance Revenue and Expense Recognition

Premiums from term life insurance policies are recognized when due and a liability for future policy benefits is recorded when premiums are recognized using the net level premium method. Benefits are recorded as an expense when they are incurred. Amounts received as payment for variable and universal life and deferred annuities are reported as deposits to “Policyholders’ account balances”, and variable life and annuity premiums are reported as deposits to separate account liabilities. Revenues from these contracts reflected as “Policy charges and fee income” consist primarily of fees assessed during the period against the policyholders’ account balances and separate account balances for mortality charges, policy administration charges and surrender charges. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset management fees

The Company receives asset management fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products (see Note 13 to the Consolidated Financial Statements). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income when earned.

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

Derivatives are recorded as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Consolidated Statement of Financial Position except for embedded derivatives, which are recorded in the Consolidated Statement of Financial Position with the associated host contract. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

current earnings. Cash flows from these derivatives are reported in the operating or investing activities section in the Consolidated Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), (4) a hedge of a net investment in a foreign operation, or (5) a derivative entered into as an economic hedge that does not qualify for hedge accounting. During the years ended December 31, 2006, 2005 and 2004 derivatives qualifying for hedge accounting were not material.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The interpretations in this SAB express the Staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB should be applied beginning with the first fiscal year ending after November 15, 2006, with early adoption encouraged. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of SAB No. 108 had no effect to the financial position and result of operations of the Company.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109. This Interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN No. 48 on January 1, 2007. The Company’s adoption of this guidance will not have a material effect on the Company’s consolidated financial position and results of operations.

On February 16, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. This statement also removes an exception from the requirement to bifurcate an embedded derivative feature from a beneficial interest in securitized financial assets. The new requirement to identify embedded derivatives in beneficial interest will be applied on a prospective basis only to beneficial interest acquired, issued, or subject to certain remeasurement conditions after the adoption date of the new guidance. The Company plans to adopt this guidance effective January 1, 2007. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company’s adoption of this guidance will not have a material effect on the Company’s consolidated financial position and results of operations.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS

Fixed Maturities:

The following tables provide additional information relating to fixed maturities as of December 31:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,117	$380	$92	$32,405
States, municipalities and political subdivisions	105,339	3,252	147	108,444
Foreign government bonds	41,428	5,437	59	46,806
Mortgage-backed securities	553,529	8,281	930	560,880
Asset-Backed Securities	1,096,556	3,959	4,841	1,095,674
Public utilities	435,076	13,246	2,492	445,830
All other corporate bonds	2,586,469	51,360	16,594	2,621,235

Total fixed maturities, available for sale	$4,850,514	$85,915	$25,155	$4,911,274

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$95,239	$295	$133	$95,401
States, municipalities and political subdivisions	108,908	5,233	139	114,002
Foreign government bonds	62,491	5,290	12	67,769
Mortgage-backed securities	550,823	283	9,258	541,848
Asset-Backed Securities	777,236	4,139	6,403	774,972
Public utilities	709,479	17,906	5,744	721,641
All other corporate bonds	3,812,346	69,899	39,350	3,842,895

Total fixed maturities, available for sale	$6,116,522	$103,045	$61,039	$6,158,528

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2006 is shown below:

	Available for sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$347,508	$347,765
Due after one year through five years	1,815,797	1,839,840
Due after five years through ten years	1,271,237	1,281,623
Due after ten years	862,443	881,165
Mortgage-backed securities	553,529	560,881

Total	$4,850,514	$4,911,274

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2006, 2005, and 2004, were $4,378 million, $3,553 million, and $1,500 million, respectively. Proceeds from the maturity of fixed maturities available for sale during 2006, 2005, and 2004, were $781 million, $1,080 million, and $794 million, respectively. Gross gains of $16 million, $26 million, and $27 million and gross losses of $74 million, $26 million, and $17 million were realized on those sales during 2006, 2005, and 2004, respectively.

Writedowns for impairments, which were deemed to be other than temporary for fixed maturities were $1.0 million for each of the years, ended December 31, 2006, 2005 and 2004, respectively.

Other Long-Term Investments

The following table provides information relating to other long-term investments as of December 31:

	2006	2005
	(in thousands)
Joint ventures and limited partnerships	$15,201	$4,390
Company’s investment in Separate accounts	38,738	33,710
Derivatives	(2,973)	(3,876)
Equity securities	29,683	31,281

Total other long- term investments	$80,649	$65,505

The Company’s share of net income (loss) from the joint ventures was $0.4 million, $(0.7) million, and $1.0 million for each of the years ended December 31, 2006, 2005, and 2004, respectively, and is reported in “Net investment income.”

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

	2006	2005	2004
	(in thousands)
Fixed maturities, available for sale	$322,832	$354,943	$327,899
Policy loans	48,493	47,368	46,935
Commercial loans	22,662	6,367	19
Short-term investments and cash equivalents	25,564	15,898	7,685
Other	7,258	6,391	3,962

Gross investment income	426,809	430,967	386,500
Less: investment expenses	(25,373)	(26,922)	(12,948)

Net investment income	$401,436	$404,045	$373,552

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

Realized investment (losses)/ gains, net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

	2006	2005	2004
	(in thousands)
Fixed maturities, available for sale	$(59,482)	$(1,722)	$9,034
Derivatives	(2,437)	3,385	(5,801)
Other	(830)	(2,112)	1,778

Realized investment gains (losses), net	$(62,749)	$(449)	$5,011

Commercial Loans

The Company’s commercial loans are comprised as follows as at December 31:

	2006		2005
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Collateralized loans by property type
Industrial buildings	$124,464	24.3%	$90,571	33.4%
Retail stores	107,401	21.1%	47,968	17.7%
Apartment complexes	86,844	17.0%	70,701	26.0%
Office buildings	78,463	15.3%	20,675	7.6%
Agricultural properties	43,122	8.4%	37,287	13.7%
Other	71,238	13.9%	4,229	1.6%

Total collateralized loans	511,532	100.0%	271,431	100.0%

Valuation allowance	(3,438)		(2,270)

Total net collateralized loans	508,094		269,161

Total commercial loans	$508,094		$269,161

The commercial loans are geographically dispersed throughout the United States with the largest concentrations in California (22%) and New Jersey (14%) at December 31, 2006.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2006	2005	2004
	(in thousands)
Allowance for losses, beginning of year	$2,270	$—	$—
Addition (release) of allowance for losses	1,168	2,270	—
Charge-offs, net of recoveries	—	—	—
Change in foreign exchange	—	—	—

Allowance for losses, end of year	$3,438	$2,270	$—

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

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, January 1, 2004	271,789	(121,365)	17,758	(60,495)	107,687

Net investment gains (losses) on investments arising during the period	(72,565)	—	—	26,651	(45,914)
Purchase of fixed maturities from an affiliate (see Note 13)	7,314	—	—	(2,560)	4,754
Cumulative effect of change in accounting principle	27,505	(21,208)	—	(2,267)	4,030
Reclassification adjustment for gains (losses) included in net income	(8,888)	—	—	3,111	(5,777)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	11,592	—	(4,057)	7,535
Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	3,130	(918)	2,212

Balance, December 31, 2004	225,155	(130,981)	20,888	(40,535)	74,527

Net investment gains (losses) on investments arising during the period	(179,640)	—	—	62,491	(117,149)
Reclassification adjustment for gains (losses) included in net income	1,534	—	—	(537)	997
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	103,437	—	(36,203)	67,234
Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	(10,783)	3,774	(7,009)

Balance, December 31, 2005	47,049	(27,544)	10,105	(11,010)	18,600

Net investment gains (losses) on investments arising during the period	76,107	—	—	(27,198)	48,909
Reclassification adjustment for gains (losses) included in net income	(59,142)	—	—	20,700	(38,442)
Impact of net unrealized investment gains (losses) on deferred policy acquisition costs	—	(10,546)	—	3,691	(6,855)
Impact of net unrealized investment gains (losses) on policyholders’ account balances	—	—	4,435	(1,552)	2,883

Balance, December 31, 2006	$64,014	$(38,090)	$14,540	$(15,369)	$25,095

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

The table below presents net unrealized gains on investments by asset class at December 31,

	2006	2005	2004
	(in thousands)
Fixed maturities, available for sale	$60,760	$42,007	$221,599
Other long-term investments	3,254	5,042	3,556

Unrealized gains on investments	$64,014	$47,049	$225,155

Included in other long-term investments are equity securities.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2006 and 2005 respectively:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale: 2006

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,782	$41	$9,995	$198	$20,777	$239
Foreign government bonds	5,695	15	2,663	45	8,358	60
Corporate securities	753,102	4,500	691,629	19,427	1,444,731	23,927
Mortgage-backed securities	25,626	68	37,363	861	62,989	929

Total	$795,205	$4,624	$741,650	$20,531	$1,536,855	$25,155

Fixed maturities, available for sale: 2005

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$69,355	$148	$3,882	$124	$73,237	$272
Foreign government bonds	786	7	174	5	960	12
Corporate securities	2,272,623	41,195	331,991	10,302	2,604,614	51,497
Mortgage-backed securities	494,304	8,650	22,912	608	517,216	9,258

Total	$2,837,068	$50,000	$358,959	$11,039	$3,196,027	$61,039

As of December 31, 2006, gross unrealized losses on fixed maturities totaled $25 million comprising 325 issuers. Of this amount, there was $4.6 million in the less than twelve months category comprising 149 issuers and $20.5 million in the greater than twelve months category comprising 176 issuers. There were 3 individual issuers with gross unrealized losses greater than $1 million. The gross unrealized losses of less than twelve months are comprised of $0.4 million of investment grade securities. Approximately $8 million of gross unrealized losses of twelve months or more were concentrated in the finance and manufacturing sectors. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Consolidated Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2006.

As of December 31, 2005, gross unrealized losses on fixed maturities totaled $61 million comprising 557 issuers. Of this amount, there was $50 million in the less than twelve months category comprising 444 issuers and $11 million in the greater than twelve months category comprising 113 issuers. There were 5 individual issuers with gross unrealized losses greater than $1.1 million. $48 million of gross unrealized losses of less than twelve months is comprised of investment grade securities. Approximately half of gross unrealized losses of twelve months or more were concentrated in the finance and manufacturing sectors. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

(see Note 2 to the Consolidated Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2005.

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2006 and 2005, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Consolidated Statements of Financial Position were $142 million and $393 million, respectively.

Fixed maturities of $4 million at December 31, 2006 and 2005 were on deposit with governmental authorities or trustees as required by certain insurance laws.

4. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2006	2005	2004
	(in thousands)
Balance, beginning of year	$1,663,003	$1,429,027	$1,380,710
Capitalization of commissions, sales and issue expenses	383,410	340,260	221,237
Amortization	(76,436)	(209,721)	(186,408)
Change in unrealized investment gains	(10,546)	103,437	11,592
Impact of adoption of SOP 03-1	—	—	1,896

Balance, end of year	$1,959,431	$1,663,003	$1,429,027

Deferred acquisition costs include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Reinsurance Captive Company or “PARCC,” discussed in Note 13 to the Consolidated Financial Statements below. Ceded capitalization in the above table amounted to $85 million, $69 million and $151 million in 2006, 2005 and 2004 respectively. Amortization amounted to $16 million, $17 million and $10 million in 2006, 2005 and 2004 respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

5. POLICYHOLDERS’ LIABILITIES

Future policy benefits at December 31, are as follows:

	2006	2005
	(in thousands)
Life insurance – domestic	$1,060,657	$825,341
Life insurance – Taiwan	592,649	519,189
Individual and group annuities	48,625	47,103
Policy claims and other contract liabilities	63,558	55,084

Total future policy benefits	$1,765,489	$1,446,717

Life insurance liabilities include reserves for death benefits and other policy benefits. Individual and Group annuity liabilities include reserves for annuities with life contingencies that are in payout status.

Future policy benefits for domestic and Taiwan individual non-participating traditional life insurance policies are equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality and persistency are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. Interest rates range from 2.50% to 8.25% for setting domestic insurance reserves and 6.18% to 7.43% for setting Taiwan reserves.

Future policy benefits for individual and group annuities are equal to the aggregate of 1) the present value of expected future payments on the basis of actuarial assumptions established at issue, and 2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience when the basis of the reserve is established. The interest rates used in the determination of the individual and group annuities reserves range from 3.09% to 14.75%, with approximately 26.03% of the reserves based on an interest rate in excess of 8.00%. The interest rate used in the determination of group annuities reserves is 14.75%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience (except for certain group insurance coverages for which future policy benefits are equal to gross unearned premium reserves). The interest rates used in the determination of the present values range from 5.18% to 6.20%.

Policyholders’ account balances at December 31, are as follows:

	2006	2005
	(in thousands)
Interest-sensitive life contracts	$3,021,582	$2,720,876
Individual annuities	1,650,069	2,080,547
Guaranteed investment contracts and guaranteed interest accounts	568,028	740,003
Dividend accumulations and other	244,242	252,317

Total policyholders’ account balances	$5,483,921	$5,793,743

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates range from 3.00% to 5.05% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 1.00% to 12.00%, with less than 1.00% of policyholders’ account balances with interest crediting rates in excess of 8.00%. Interest crediting rates for guaranteed investment contracts and guaranteed interest accounts range from 3.00% to 6.30%. Interest crediting rates range from 1.50% to 5.00% for dividend accumulations and other.

6. REINSURANCE

The Company participates in reinsurance, with Prudential Insurance, Prudential of Taiwan, PARCC, UPARC and other companies, in order to provide risk diversification, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

6. REINSURANCE (continued)

the Company is considered to be remote.

Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance Ltd. (Pruco Re) providing for the 100% reinsurance of its Lifetime Five benefit feature sold on new business after May 5, 2005 as well as for riders issued from March 15, 2005 forward on business in-force before March 15, 2005.

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re. providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature sold on its annuities.

Effective October 1, 2006, the Company entered into an agreement to reinsure its universal life policies having no-lapse guarantees with an affiliated company, Universal Prudential Arizona Reinsurance Captive (UPARC). UPARC reinsures 90% of the net amount of mortality at risk as well as 100% of the risk of uncollectable policy charges and fees associated with the no lapse provision of these policies.

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

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, are as follows:

	2006	2005	2004
	(in thousands)
Direct premiums and policy charges and fee income	$1,279,125	$1,159,167	$992,637
Reinsurance ceded	(687,916)	(556,706)	(307,866)

Premiums and policy charges and fee income	591,209	602,461	$684,771

Policyholders’ benefits ceded	$362,945	$294,674	$129,125

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Reinsurance recoverables, included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2006	2005
	(in thousands)
Domestic life insurance – affiliated	$616,707	$416,073
Domestic life insurance – unaffiliated	(632)	(2,436)
Taiwan life insurance – affiliated	592,649	519,189

	$1,208,724	$932,826

Substantially all reinsurance contracts are with affiliates as of December 31, 2006 and 2005. These contracts are described further in Note 13 of the Consolidated Financial Statements.

The gross and net amounts of life insurance in force at December 31, were as follows:

	2006	2005	2004
		(in thousands)
Life insurance face amount in force	$307,804,610	$253,768,618	$204,016,616
Ceded	(271,758,791)	(221,900,847)	(179,108,664)

Net amount of life insurance in force	$36,045,819	$31,867,771	$24,907,952

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

7. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, are as follows:

	2006	2005	2004
	(in thousands)
Current tax (benefit) expense:
U.S.	$89,030	$(30,108)	$61,801
State and local	—	—	(2,119)
Foreign	4	—	—

Total	89,034	(30,108)	59,682

Deferred tax expense (benefit):
U.S.	(26,572)	51,409	(31,944)
State and local	—	—	(4,860)

Total	(26,572)	51,409	(36,804)

Total income tax expense	$62,462	$21,301	$22,878

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes and cumulative effect of accounting change for the following reasons:

	2006	2005	2004
	(in thousands)
Expected federal income tax expense	$113,839	$88,276	$50,921
IRS settlement for examination period 1997 to 2001	—	(32,656)	—
State and local income taxes	—	—	(4,537)
Tax credits	(7,770)	—	—
Non taxable investment income	(47,030)	(29,691)	(21,736)
Other	3,423	(4,628)	(1,770)

Total income tax expense	$62,462	$21,301	$22,878

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2006	2005
	(in thousands)
Deferred tax assets
Insurance reserves	$119,145	$28,029
Investments	15,411	9,709
Other	18,775	4,291

Deferred tax assets	153,331	42,029

Deferred tax liabilities
Deferred acquisition costs	518,262	428,692
Net unrealized gains on securities	19,589	13,076
Other	22,261	29,163

Deferred tax liabilities	560,112	470,931

Net deferred tax liability	$406,781	$428,902

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

The amount of income taxes paid by the Company is subject to ongoing audits in various jurisdictions. We reserve for our best estimate of potential payments/settlements to be made to the Internal Revenue Service (the “Service”) and other taxing jurisdictions for audits ongoing or not yet commenced. In 2006, the Service completed all fieldwork with regards to its examination of the Company’s federal income tax returns for tax years 2002-2003. The Company anticipates the final report being submitted to the Joint Committee on Taxation for their review during the first quarter of 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, in January 2007 the Service began an examination of tax years 2004 through 2006.

The Company’s liability for income taxes includes management’s best estimate of potential payments and settlements for audit periods still subject to review by the Service or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

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

For tax year 2007, the Company has chosen to participate in the Service’s new Compliance Assurance Program (the “CAP”). Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between when the Company files its federal income tax return and the Service completes its examination of the return.

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period including withdrawal and income benefits payable during specified periods.

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

In addition, the Company issues variable life, variable universal life and universal life contracts where the Company contractually guarantees to the contractholder a death benefit even when there is insufficient value to cover monthly mortality and expense charges, whereas otherwise the contract would typically lapse (“no lapse guarantee”). Variable life and variable universal life contracts are offered with general and separate account options similar to variable annuities.

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2006 and 2005 there were no gains or losses on transfers of assets from the general account to a separate account.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2006 and 2005 the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2006		December 31, 2005
	In the Event of Death	At Annuitization / Accumulation (1)	In the Event of Death	At Annuitization / Accumulation (1)
	( in thousands)		( in thousands)
Variable Annuity Contracts

Return of net deposits
Account value	$3,646,205	N/A	$2,707,932	N/A
Net amount at risk	$1,834	N/A	$3,758	N/A
Average attained age of contractholders	62 years	N/A	62 years	N/A

Minimum return or contract value
Account value	$10,995,201	$4,980,649	$10,232,599	$3,247,771
Net amount at risk	$854,303	$1,029	$1,189,296	$1,013
Average attained age of contractholders	65 years	60 years	64 years	59 years
Average period remaining until earliest expected annuitization	N/A	5.00 years	N/A	5.94 years
(1) Includes income and withdrawal benefits as described herein

Market value adjusted annuities	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Account value	$251,407	$254,561	$294,401	$299,387

	December 31, 2006	December 31, 2005
	In the Event of Death
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts

No Lapse Guarantees
Separate account value	$2,070,319	$1,869,123
General account value	$781,701	$593,514
Net amount at risk	$41,159,955	$39,173,240
Average attained age of contractholders	47 years	45 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2006	December 31, 2005
	(in thousands)
Equity funds	$9,601,656	$9,464,782
Bond funds	621,970	671,143
Balanced funds	2,303,074	334,223
Money market funds	289,776	228,471
Specialty funds	83,967	44,265

Total	$12,900,443	$10,742,884

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

In addition to the above mentioned amounts invested in separate account investment options, $1.741 billion and $2.197 billion of account balances of variable annuity contracts with guarantees (inclusive of contracts with MVA features) were invested in general account investment options in 2006 and 2005 respectively.

Liabilities For Guaranteed Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts prior to reinsurance. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) and guaranteed minimum income withdrawal benefit (“GMIWB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawals benefits (“GMIWB”), features are considered to be derivatives under SFAS No. 133, and changes in the fair value of the derivative are recognized through “Realized investment gains (losses), net.”

	GMDB	GMIB	GMIWB	Total
	(in thousands)
Balance as of January 1, 2004	$42,194	2,211	—	$44,405
Incurred guarantee benefits (1)	24,700	5,214	—	29,914
Paid guarantee benefits	(23,057)	—	—	(23,057)

Balance as of December 31, 2004	$43,837	$7,425	—	$51,262
Incurred guarantee benefits (1)	25,021	4,941	(1,370)	28,592
Paid guarantee benefits	(16,663)	—	—	(16,663)

Balance as of December 31, 2005	$52,195	$12,366	(1,370)	$63,191
Incurred guarantee benefits (1)	32,632	5,370	(6,966)	31,036
Paid guarantee benefits	(15,779)	—	—	(15,779)

Balance as of December 31, 2006	$69,048	$17,736	(8,336)	$78,448

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates effecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue, the present value of expected death benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The GMIB liability was determined by estimating the accumulated value of a percentage of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with a related charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

The present value of death benefits in excess of the projected account balance and the present value of total expected assessments for GMDB’s were determined over a reasonable range of stochastically generated scenarios. For variable annuities and variable universal life, 5,000 scenarios were stochastically generated and, from these, 200 scenarios were selected using a sampling technique. For variable life, various scenarios covering a reasonable range were weighted based on a statistical lognormal model. For universal life, 1,000 scenarios were stochastically generated and selected.

The GMIWB feature provides a contractholder with two methods to receive guaranteed minimum payments over time—a “withdrawal” option and an “income” option. Each of these amounts is based on a “protected withdrawal value” (the “GMIWB Protected Withdrawal Value”). The initial GMIWB Protected Withdrawal Value is determined as of the date that the contractholder makes his/her first withdrawal under the annuity following the election of the GMIWB. The initial GMIWB Protected Withdrawal Value is equal to the greatest of three amounts, which, stated generally, are (a) account value, plus additional purchase payments and any credits, rolled up at a specified percentage for a period of time (b) account value as of the date of the first withdrawal and (c) a specified highest anniversary value. Under the withdrawal option, the Company guarantees that a specified percentage of the GMIWB Protected Withdrawal Value can be withdrawn each year until the GMIWB Protected Withdrawal Value has been exhausted. Under the income option, the Company guarantees that a lesser percentage of the GMIWB Protected Withdrawal Value can be withdrawn for life. As under the GMWB feature, the contractholder may elect to step-up the GMIWB Protected Withdrawal Value if, due to

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

positive market performance, the account value is greater than the current GMIWB Protected Withdrawal Value. The Company reinsurers 100% of its liability associated with GMIWB with affiliates.

Deferred Sales Inducements

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

	2006	2005	2004
	(in thousands)
Balance, beginning of year	$139,012	$110,460	$79,143
Capitalization	57,302	43,349	43,286
Amortization	(13,736)	(14,797)	(11,969)

Balance, end of year	$182,578	$139,012	$110,460

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

Statutory net income (loss) for the Company amounted to $499 million, $2 million, and ($4) million for the years ended December 31, 2006, 2005, and 2004, respectively. Statutory surplus of the Company amounted to $1,020 million and $540 million at December 31, 2006 and 2005, respectively. The Company had statutory losses in 2003 primarily attributed to the surplus strain from new business, which results from higher commissions and selling expenses that are not deferred under statutory accounting, and from increases to reserves. During late 2003 and in 2004, the Company obtained reinsurance on the term life business from a captive affiliate, and in October 2006 obtained reinsurance on the portion of Universal life business containing no lapse guarantees, also from an affiliate. These reinsurance agreements mitigate surplus strain and are discussed further in Note 13 to the Consolidated Financial Statements.

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the Arizona Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, the Company would be permitted a dividend distribution of up to $102 million without prior approval in 2007. There have been no dividend payments to the parent in 2006 or 2005.

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

The following table discloses the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:

Fixed maturities, available for sale	$4,911,274	$4,911,274	$6,158,528	$6,158,528
Policy loans	915,060	973,206	879,156	962,729
Short-term investments	97,097	97,097	113,144	113,144
Commercial Loans	508,094	508,094	269,161	269,161
Cash and cash equivalents	485,199	485,199	158,010	158,010
Separate account assets	21,952,272	21,952,272	19,094,129	19,094,129

Financial liabilities:

Investment contracts	2,533,498	2,531,967	3,073,540	3,073,409
Cash collateral for loaned securities	134,982	134,982	389,794	389,794
Securities sold under agreements to repurchase	13,226	13,226	36,439	36,439
Short Term Debt to affiliates	25,348	25,348	105,596	105,596
Separate account liabilities	$21,952,272	$21,952,272	$19,094,129	$19,094,129

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

11. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

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

Exchange-traded futures are used by the Company to reduce market risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of designated classes of securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures with regulated futures commission’s merchants who are members of a trading exchange.

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

Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

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

Embedded Derivatives

As described in Note 8, the Company sells variable annuity products which contain embedded derivatives. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using pricing models. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. The Company also sells certain universal life products that contain a no lapse guarantee provision. The Company entered into an agreement with an affiliate (See Note 13 to the Consolidated Financial Statements) to reinsure these guarantees. These reinsurance agreements are derivatives and have been accounted in the same manner as an embedded derivative.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

11. DERIVATIVE INSTRUMENTS (continued)

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s over-the-counter derivative transactions is represented by the fair value (market value) of contracts with a positive fair value (market value) at the reporting date. Because exchange-traded futures and options are effected through regulated exchanges, and positions are settled on a daily basis, the Company has reduced exposure to credit-related losses in the event of nonperformance by counterparties to such financial instruments.

The Company enters into over-the-counter derivative transactions with creditworthy counterparties pursuant to master agreements that provide for a netting of payments and receipts with a single counterparty. Substantially all of the Company’s over-the-counter derivative contracts are transacted with an affiliate.

12. COMMITMENTS, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $87 million of commercial loans in 2006. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $63 million in 2006.

Contingencies

On an ongoing basis, our internal supervisory and control functions review the quality of our sales, marketing, administration and servicing, and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In these cases, we offer customers appropriate remediation and may incur charges and expenses, including the costs of such remediation, administrative costs and regulatory fines.

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

Litigation and Regulatory Proceedings

The Company’s litigation and regulatory matters are subject to legal and regulatory actions in the ordinary course of its businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company may also be subject to litigation arising out of its general business activities, such as its investments and third party contracts. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

Stewart v. Prudential, et al. is a lawsuit brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and The Prudential Insurance Company of America and the Company. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. Motions for a new trial, judgment notwithstanding the verdict and remittitur, were denied in June 2006. The Company’s appeal with the Mississippi Supreme Court is pending.

The Company’s litigation and regulatory matters are subject to many uncertainties, and given the complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of litigation and regulatory matters, depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

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

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $2.6 million, $2.2 million and $2.3 million in 2006, 2005 and 2004 respectively.

The Company’s share of net expense for the pension plans was $7.2 million, $4.6 million and $5.4 million in 2006, 2005 and 2004 respectively.

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

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance. The cash surrender value included in separate accounts for the COLI policies was $1.322 billion and $1.223 billion at December 31, 2006 and December 31, 2005, respectively. Fees related to the COLI policies were $20 million, $21 million and $13 million for the years ending December 31, 2006, 2005 and 2004.

Reinsurance with affiliates

Universal Prudential Arizona Reinsurance Company (UPARC)

Effective October 1, 2006, the Company entered into an agreement to reinsure universal life policies written by Pruco Life Insurance Company with no-lapse guarantees with an affiliated company, UPARC. UPARC reinsures 90% of the net amount of mortality at risk as well as 100% of the risk of uncollectable policy charges and fees associated with the no lapse provision of these policies. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. There was no net cost associated with the initial transactions.

Reinsurance recoverables related to this transaction were $5 million as of December 31, 2006. Premiums and benefits ceded to UPARC in 2006 were $8 million and $6 million respectively.

Concurrent with implementing this new agreement, the Company recaptured the policies previously reinsured under a yearly renewable term reinsurance treaty with Prudential Insurance.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Prudential Arizona Reinsurance Capitive Company (PARCC)

The Company reinsures with PARCC 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. There was no net cost associated with the initial transactions. Reinsurance recoverables related to this transaction were $556 million and $356 million as of December 31, 2006 and December 31, 2005, respectively. Premiums ceded to PARCC in 2006, 2005 and 2004 were $388 million and $297 million and $102 million, respectively. Benefits ceded in 2006, 2005 and 2004 were $144 million, $111 million, and $52 million respectively.

Concurrent with implementing this new agreement, the Company recaptured the policies previously reinsured under a coinsurance treaty with Pruco Re.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks, not otherwise reinsured. Reinsurance recoverables were $56 million and $60 million as of December 31, 2006 and December 31, 2005, respectively. Premiums and fees ceded to Prudential Insurance in 2006, 2005 and 2004 were $208 million, $178 million and $13 million, respectively. Benefits ceded in 2006, 2005 and 2004 were $199 million, $174 million and $28 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. During 2005, the Company entered into a coinsurance agreement with Prudential Insurance providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities prior to May 6, 2005 as part of its risk management and capital management strategies for annuities.

The Company has reinsured a group annuity contract, with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer, and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Group annuities affiliated benefits ceded were $2 million in 2006, $2 million in 2005, and $2 million in 2004.

Pruco Reinsurance Ltd. (Pruco Re)

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies for annuities. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities on or after May 6, 2005. Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit feature sold on its annuities.

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature sold on its annuities.

Taiwan branch reinsurance agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company’s Taiwan branch including Taiwan’s insurance book of business to an affiliated Company, Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), a wholly owned subsidiary of Prudential Financial.

The mechanism used to transfer this block of business in Taiwan is referred to as a “full acquisition and assumption” transaction. Under this mechanism, the Company is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obligees for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against the Company. The transfer of the insurance related assets and liabilities was accounted for as a long-duration coinsurance transaction under accounting principles generally accepted in the United States. Under this accounting treatment, the insurance related liabilities remain on the books of the Company and an offsetting reinsurance recoverables is established.

Affiliated premiums ceded for the periods ended December 31, 2006, 2005 and 2004 from the Taiwan coinsurance agreement were $84 million, $81 million and $85 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2006, 2005 and 2004 from the Taiwan coinsurance agreement were $15 million, $13 million and $12 million, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Included in the total affiliated reinsurance recoverables balances of $1,209 million and $935 million at December 31, 2006 and December 31, 2005, respectively, were reinsurance recoverables related to the Taiwan coinsurance agreement of $593 million and $519 million at December 31, 2006 and December 31, 2005, respectively.

Purchase of fixed maturities from an affiliate

During 2006 the company transferred fixed maturities securities, from the Company to an affiliate. The investments included public and private high yield bonds, private placement bonds, and mortgage loans. These securities were recorded at an amortized cost of $151 million and a fair value of $150 million. The net difference between historic amortized cost and the fair value, net of taxes was less than $1 million.

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

During 2003, the DE Subs purchased municipal fixed maturity investments for $112 million, the acquisition-date fair value, but reflected the investments at historic amortized cost of the affiliate. The difference between the historic amortized cost and the fair value, net of taxes was reflected as a reduction to paid-in-capital. The fixed maturity investments are categorized in the Company’s consolidated balance sheet as available-for-sale debt securities, and are therefore carried at fair value, with the difference between amortized cost and fair value reflected in accumulated other comprehensive income.

In addition, in 2003 the Company also purchased corporate fixed maturities with a fair value of $52 million from the same affiliate. These investments were reflected in the same manner as is described above, with the difference between the historic amortized cost and the fair value, net of taxes reflected as a reduction of paid-in-capital with an offsetting increase to accumulated other comprehensive income. The difference between the historic amortized cost and the fair value, net of taxes for both the municipal securities and the corporate securities was $8 million.

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. There was $25 million of debt outstanding to Prudential Funding, LLC as of December 31, 2006 as compared to $106 million at December 31, 2005. Interest expense related to this agreement was $3 million in 2006 and $4 million in 2005, with related interest charged at a variable rate of 3.06% to 5.32%. As of December 31, 2006 and December 31, 2005, there was $148 million and $426 million, respectively, of asset-based financing.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 are summarized in the table below:

	Three months ended (in thousands)
	March 31	June 30	September 30	December 31
2006
Total revenues	$244,962	$226,855	$210,515	$284,109
Total benefits and expenses	203,567	202,608	31,204	203,808
Income from operations before income taxes	41,395	24,247	179,311	80,301
Net income	35,333	22,938	138,991	65,530

2005
Total revenues	$256,747	$245,683	$268,888	$263,969
Total benefits and expenses	208,299	189,876	179,095	205,801
Income from operations before income taxes	48,448	55,807	89,793	58,168
Net income	49,159	42,223	95,920	43,613