Form 10-Q
period 2007-03-31
PRUCO LIFE INSURANCE CO
filed 2007-05-11
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 033-37587

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

As of May 11, 2007, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form

10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Some of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired or goodwill; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 for discussion of certain risks relating to our businesses.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Financial Position

As of March 31, 2007 and December 31, 2006 (in thousands, except share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2007: $4,809,787; 2006: $4,850,514)	$4,877,938	$4,911,274
Policy loans	925,651	915,060
Short-term investments	103,244	97,097
Commercial loans	540,996	508,094
Other long-term investments	84,224	80,649

Total investments	6,532,053	6,512,174
Cash and cash equivalents	367,775	485,199
Deferred policy acquisition costs	2,001,225	1,959,431
Accrued investment income	77,176	73,589
Reinsurance recoverable	1,297,032	1,208,724
Receivables from Parent and affiliates	64,477	107,798
Deferred sales inducements	188,075	182,578
Other assets	19,218	21,693
Separate account assets	22,465,252	21,952,272

TOTAL ASSETS	$33,012,283	$32,503,458

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$5,339,259	$5,483,921
Future policy benefits and other policyholder liabilities	1,865,017	1,765,489
Cash collateral for loaned securities	136,490	134,982
Securities sold under agreement to repurchase	7,915	13,226
Income taxes	468,995	453,358
Short-term debt to affiliates	—	25,348
Payable to parent and affiliates	90,816	29,427
Other liabilities	247,374	309,913
Separate account liabilities	22,465,252	21,952,272

Total liabilities	$30,621,118	$30,167,936

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity

Common stock, $10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding	$2,500	$2,500
Additional paid-in capital	454,527	454,527
Retained earnings	1,906,080	1,853,233
Accumulated other comprehensive income	28,058	25,262

Total stockholder’s equity	$2,391,165	$2,335,522

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$33,012,283	$32,503,458

See Notes to the Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2007 and 2006 (in thousands)

	Three Months Ended March 31
	2007	2006
REVENUES

Premiums	$13,212	$8,967
Policy charges and fee income	152,377	139,246
Net investment income	100,125	99,687
Realized investment losses, net	(1,373)	(10,421)
Asset management fees	6,512	4,242
Other income	5,531	3,241

Total revenues	276,384	244,962

BENEFITS AND EXPENSES

Policyholders’ benefits	33,438	30,998
Interest credited to policyholders’ account balances	52,222	55,308
General, administrative and other expenses	122,312	117,261

Total benefits and expenses	207,972	203,567

Income from operations before income taxes	68,412	41,395
Income tax expense	12,385	6,062

NET INCOME	56,027	35,333

Increase (decrease) in net unrealized investment gains and changes in foreign currency, net of taxes (1)	2,796	(25,849)

TOTAL COMPREHENSIVE INCOME	$58,823	$9,484

(1)	Amounts are net of taxes of $(1,887) thousand and $13,738 thousand for the three months ended March 31, 2007 and March 31, 2006, respectively.

See Notes to the Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statement of Stockholder’s Equity

Three Months Ended March 31, 2007 (in thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Total Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance, December 31, 2006	$2,500	$454,527	$1,853,233	$167	$25,095	$25,262	$2,335,522

Net income	—	—	56,027	—	—	—	56,027

Cumulative effect of changes in accounting principles, net of taxes	—	—	(3,180)	—	—	—	(3,180)

Change in foreign currency Translation adjustment, net of taxes	—	—	—	30	—	30	30

Change in net unrealized investment gains (losses), net of taxes	—	—	—	—	2,766	2,766	2,766

Balance, March 31, 2007	$2,500	$454,527	$1,906,080	$197	$27,861	$28,058	$2,391,165

See Notes to the Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2007 and 2006 (in thousands)

	Three Months Ended March 31
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,027	$35,333
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(41,107)	(30,928)
Interest credited to policyholders’ account balances	52,222	55,308
Realized investment losses, net	1,373	10,421
Amortization and other non-cash items	532	4,980
Change in:
Future policy benefits and other policyholder liabilities	99,929	83,781
Reinsurance recoverable	(88,308)	(69,950)
Accrued investment income	(3,587)	4,039
Receivables from parent and affiliates	45,818	46,886
Payable to parent and affiliates	61,389	50,276
Deferred policy acquisition costs	(48,759)	(31,771)
Income taxes	14,443	9,156
Deferred sales inducements	(6,897)	(8,610)
Other, net	(94,534)	(51,397)

Cash Flows From Operating Activities	48,541	107,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	591,474	1,293,703
Policy loans	25,701	26,646
Commercial loans	15,589	2,863
Payments for the purchase of:
Fixed maturities, available for sale	(535,368)	(819,745)
Policy loans	(26,761)	(24,498)
Commercial loans	(48,987)	(72,745)
Notes receivable from parent and affiliates, net	(6,699)	—
Other long-term investments, net	(3,649)	(366)
Short-term investments, net	(5,565)	(941)

Cash Flows From Investing Activities	5,735	404,917

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	709,493	667,099
Policyholders’ account withdrawals	(864,989)	(783,189)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(3,802)	(34,154)
Net change in financing arrangements (maturities 90 days or less)	(12,402)	(95,107)

Cash Flows (Used In) Financing Activities	(171,700)	(245,351)

Net (decrease) increase in cash and cash equivalents	(117,424)	267,090
Cash and cash equivalents, beginning of year	485,199	158,010

CASH AND CASH EQUIVALENTS, END OF PERIOD	$367,775	$425,100

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes received	$(2,057)	$(3,119)

Interest paid	$259	$1,028

See Notes to the Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Stewart v. Prudential, et al. is a lawsuit brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and Prudential Insurance. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. Motions for a new trial, judgment notwithstanding the verdict and remittitur, were denied in June 2006. The Company’s appeal to the Mississippi Supreme Court is pending.

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

Accounting Pronouncements Adopted

Statement of Position (SOP) 05-1

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.

The Company adopted SOP 05-1 effective January 1, 2007 and the adoption resulted in a net after-tax reduction to retained earnings as of January 1, 2007 of $2.5 million.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Consolidated Statements of Operations. The Company adopted this guidance effective January 1, 2007. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

3.	ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

Adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company adopted FIN No. 48 on January 1, 2007, which resulted in an increase to its income tax liability and a decrease to retained earnings of $0.7 million as of January 1, 2007.

The Company had the following amounts of unrecognized tax benefits as of the date of adoption of FIN No. 48:

	Unrecognized tax benefits	Unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate
	(in millions)
Amounts related to tax years prior to 2002	$45.1	$45.1
Amounts related to tax years 2002 and forward	$6.6	$—

Total Unrecognized Tax Benefits all years	$51.7	$45.1

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. As of the date of adoption of FIN No. 48, the Company had recorded $4.9 million in liabilities for tax-related interest and penalties.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“Service”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

On January 26, 2006, the Service officially closed the audit of the Company’s consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s consolidated statement of operations for the year ended December 31, 2005 includes an income tax benefit of $33 million, reflecting a reduction in the Company’s liability for income taxes. The statute of limitations has closed for these tax years; however, there were tax attributes which were utilized in subsequent tax years that remain open on statute of limitations.

In December 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, certain tax years prior to 2002 have tax attributes for which the statute of limitations has not yet closed.

Recent Accounting Pronouncements

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company plans to adopt this guidance effective January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

4.	REINSURANCE

The Company participates in reinsurance, with Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company, or “PARCC,” Universal Prudential Arizona Reinsurance Company, or “UPARC,” and other affiliates, in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance Ltd., or “Pruco Re,” providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature sold on its annuities.

Effective October 1, 2006, the Company entered into an agreement to reinsure its universal life policies having no-lapse guarantees with an affiliated company, UPARC. UPARC reinsures 90% of the net amount of mortality at risk as well as 100% of the risk of uncollectible policy charges and fees associated with the no lapse provision of these policies.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2007 and the three months ended March 31, 2006 are as follows:

	(in thousands)
	2007	2006
Direct premiums and policy charges and fee income	$355,621	$295,573
Reinsurance ceded	(190,032)	(147,360)

Premiums and policy charges and fee income	165,589	148,213

Policyholders’ benefits ceded	$111,011	$70,231

Realized capital gains ceded	$8,877	$1,449

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premium ceded for term insurance products are accounted for as a reduction of premiums.

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at March 31, 2007 and December 31, 2006 were as follows:

	(in thousands)
	2007	2006
Domestic life insurance – affiliated	$711,592	$616,707
Domestic life insurance – unaffiliated	(2,530)	(632)
Taiwan life insurance–affiliated	587,970	592,649

	$1,297,032	$1,208,724

The gross and net amounts of life insurance in force as of March 31, 2007 and March 31, 2006 were as follows:

	(in thousands)
	2007	2006
Life insurance face amount in force	$326,844,145	$265,020,617
Ceded	(289,494,209)	(232,602,186)

Net amount of life insurance in force	$37,349,936	$32,418,431

5.	RELATED PARTY TRANSACTIONS

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

Prudential Insurance sponsors voluntary savings plans for its employees’ 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by Prudential Insurance of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was $0.8 million and $0.6 million for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively.

The Company’s share of net expense for the pension plans was $1.7 million for each of the three month periods ended March 31, 2007 and March 31, 2006.

The Company is charged distribution expenses from Prudential Insurance for both its domestic life and annuity products through a transfer pricing agreement, which reflects a market based pricing arrangement.

Affiliated Asset Management Fee Income

In accordance with a revenue sharing agreement with Prudential Investments LLC, the Company receives fee income from policyholders’ account balances invested in the Prudential Series Funds. These revenues are recorded as “asset management fees” in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance. The cash surrender value included in separate accounts for the COLI policies was $ 1.3 billion at March 31, 2007 and December 31, 2006. Fee income earned related to the COLI policies includes $5.4 million and $4.6 million for the three months ended March 31, 2007 and the three months ended March 31, 2006, respectively.

Reinsurance with affiliates

Universal Prudential Arizona Reinsurance Company (UPARC)

Effective October 1, 2006, the Company entered into an agreement to reinsure universal life policies written by the Company with no-lapse guarantees with an affiliated company, UPARC. UPARC reinsures 90% of the mortality risk as well as 100% of the risk of uncollectable policy charges and fees associated with the no lapse provision of these policies. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. There was no net cost associated with the initial transactions.

Reinsurance recoverables related to this transaction were $7 million and $5 million as of March 31, 2007 and December 31, 2006, respectively. Premiums ceded to UPARC for the three months ended March 31, 2007 were $9 million. Benefits ceded to UPARC for the three months ended March 31, 2007 were $6 million.

Concurrent with implementing this new agreement, the Company recaptured the policies previously reinsured under a yearly renewable term reinsurance treaty with Prudential Insurance.

Prudential Arizona Reinsurance Captive Company (PARCC)

The Company reinsures 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Related reinsurance recoverables were $639 million and $556 million as of March 31, 2007 and December 31, 2006, respectively. Premiums ceded to PARCC for the three months ended March 31, 2007 and the three months ended March 31, 2006 were $121 million and $90 million, respectively. Benefits ceded for the three months ended March 31, 2007 and the three months ended March 31, 2006 were $56 million and $25 million, respectively. Reinsurance expense allowances, net of capitalization and

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

5.	Related Party Transactions (continued)

amortization for the three months ended March 31, 2007 and three months ended March 31, 2006 were $24 million and $21 million, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Related reinsurance recoverables were $56 million and $46 million as of March 31, 2007 and December 31, 2006, respectively. Premiums and fees ceded to Prudential Insurance for the three months ended March 31, 2007 and the three months ended March 31, 2006 were $49 million, and $52 million, respectively. Benefits ceded for the three months ended March 31, 2007 and the three months ended March 31, 2006 were $47 million and $42 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer, and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Reinsurance recoverables were $10 million for each of the three months ended March 31, 2007 and the three months ended March 31, 2006. Benefits ceded for the three months ended March 31, 2007 and the three months ended March 31, 2006 were $0.5 million and $0.7 million, respectively.

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

Taiwan branch reinsurance agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company’s Taiwan branch, including Taiwan’s insurance book of business to Prudential of Taiwan, a wholly owned subsidiary of Prudential Financial.

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

Affiliated premiums ceded for the three months ended March 31, 2007 and the three months ended March 31, 2006 from the Taiwan coinsurance agreement were $11 million and $6 million, respectively. Affiliated benefits ceded for the three months ended March 31, 2007 and the three months ended March 31, 2006 were $3 million and $3 million, respectively.

Included in the total affiliated reinsurance recoverable balances of $1.300 billion and $1.209 billion at March 31, 2007 and December 31, 2006, respectively, were reinsurance recoverables related to the Taiwan coinsurance agreement of $588 million and $593 million at March 31, 2007 and December 31, 2006, respectively.

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, that allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. The Company had no debt outstanding to Pru Funding, LLC as of March 31, 2007 as compared to $25 million at December 31, 2006. Interest expense related to this agreement was $0.3 million for the three months ended

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

5.	Related Party Transactions (continued)

March 31, 2007 and $1 million for the three months ended March 31, 2006. The related interest was charged at a variable rate ranging from 5.29% to 5.37% for 2007 and 4.25% to 4.88% in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form 10-Q in reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” addresses the consolidated financial condition of the Company as of March 31, 2007, compared with December 31, 2006, and its consolidated results of operations for the three-month period ended March 31, 2007 and March 31, 2006. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers that have historically segregated the markets of the financial services industry have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position. The Company had also marketed a non-participating guaranteed investment contract, or “GIC,” called “PACE” under an agreement with MBIA Inc. that expired June 30, 2004. The termination of sales of this product has no impact on the existing in force contracts of PACE customers.

Products

Generally, the Company’s universal and variable life products offer the option of investing in separate accounts, segregated funds for which investment risks are borne by the customer, or the Company’s portfolio, referred to as the “general account.” The Company earns its profits through policy fees charged to annuity and life policyholders’ separate account investments and through the interest spread for the GIC and general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or “M&E”, assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders’ accounts.

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

March 31, 2007 versus December 31, 2006

Total assets increased $509 million, from $32.503 billion at December 31, 2006 to $33.012 billion at March 31, 2007. The largest increase was in separate account assets, which increased $513 million, from $21.952 billion at December 31, 2006 to $22.465 billion at March 31, 2007, primarily due to market performance and sales net of surrenders, benefits and policy charges. Commercial loans increased $33 million, from $508 million at December 31, 2006, to $541 million at March 31, 2007, during the current period as additional funds were invested in commercial loans.

Fixed maturities decreased by $33 million from $4.911 billion at December 31, 2006 to $4.878 billion at March 31, 2007. The decrease is primarily driven by the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options, scheduled withdrawals and maturities of GIC contracts, and re-investment in commercial loans, mentioned above.

Deferred policy acquisition costs increased by $42 million from $1.959 billion at December 31, 2006, to $2.001 billion at March 31, 2007, primarily driven by $110 million capitalization of acquisition costs from the continued growth of sales in life and annuity products, partially offset by $62 million. The shadow DAC increased $4 million from increased unrealized losses from a rising interest rate environment.

Reinsurance recoverable increased by $88 million, largely as a result of increased ceded reserves under the PARCC coinsurance agreement (See Note 5 to the unaudited interim consolidated financial statements).

Cash and cash equivalents decreased by $117 million, from $485 million at December 31, 2006 to $368 million at March 31, 2007, due to increased use of cash for financing activities.

During the first quarter of 2007, total liabilities increased by $453 million, from $30.168 billion at December 31, 2006 to $30.621 billion at March 31, 2007. Corresponding with the asset change, separate account liabilities increased by $513 million, as described above. Policyholder account balances decreased by $145 million, primarily due to the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options in annuity products and continued maturities and surrenders of guaranteed investment contracts in 2007. Future policy benefits increased by $100 million, primarily due to increases to life reserves as a result of sales and renewals of term products, increased reserves for the Taiwan business, and increased guaranteed minimum death and income benefits reserves in the annuity business from growth. The Company’s short-term borrowings from an affiliate used to provide short-term working capital of $25 million at December 31, 2006 was repaid in 2007. Total securities lending activity decreased by $3 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase increased $2 million and decreased $5 million, respectively.

2.	Results of Operations

March 2007 to March 2006 Three Month Comparison

Net Income

Consolidated net income of $56 million for the three months ended March 31, 2007 increased $21 million, from $35 million for the three months ended March 31, 2006.

Further details regarding the components of revenues and expenses are described in the following paragraphs.

Revenues

Consolidated revenues increased by $31 million, from $245 million for the three months ended March 31, 2006 to $276 million for the three months ended March 31, 2007. Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $13 million, from $139 million for the three months ended March 31, 2006 to $152 million for the three months ended March 31, 2007, primarily driven by higher fees from growth in assets under management resulting from market appreciation and growing insurance in force. Net realized losses are $9 million lower for the three months ended March 31, 2007. Premiums increased by $4 million, from $9 million for the three months ended March 31, 2006, to $13 million for the three months ended March 31, 2007, due to increased term sales.

Benefits and Expenses

Total benefits and expenses increased $4 million, from $204 million for the three months ended March 31, 2006 to $208 million for the three months ended March 31, 2007.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $2 million, from $31 million in the three months ended March 31, 2006 to $33 million in the three months ended March 31, 2007. Higher term and other benefit reserves from growth in the in force were partially offset by lower guaranteed minimum death benefits in the annuities products driven by market performance.

Interest credited to policyholders’ account balances decreased by $3 million, from $55 million for the three months ended March 31, 2006 to $52 million for the three months ended March 31, 2007. This is primarily due to interest credited on GIC contracts that is $2 million lower for the three months ended March 31, 2007 due to continued maturities and withdrawals in the current year and no additional sales. Also impacting this decrease were lower policyholders’ account balances in the annuity products driven by movement of contractholder assets from the fixed rate general account options to the variable separate account investment options, offset by an increase in growth of policyholders’ account balances of life products which increased due to higher policyholder deposits resulting from universal life sales.

General, administrative, and other expenses increased by $5 million from $117 million in the three months ended March 31, 2006 to $122 million for the three months ended March 31, 2007 due to higher marketing and increased expense charges.

Income Tax Expense

Income tax expenses increased $6 million for the three months ended March 31, 2007 due to higher income before taxes.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters, depending, in part, upon the results of operations or cash flows for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position. See Note 2 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters.

Item 1A.	Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

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

Date: May 11, 2007

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.