Form 10-Q
period 2007-06-30
PRUCO LIFE INSURANCE CO
filed 2007-08-10
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory accounting principles generally accepted in the United States of America or “U.S. GAAP”, accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006 for discussion of certain risks relating to our businesses.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Financial Position

As of June 30, 2007 and December 31, 2006 (in thousands, except share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2007: $4,672,925; 2006: $4,850,514)	$4,677,665	$4,911,274
Policy loans	934,102	915,060
Short-term investments	128,135	97,097
Commercial loans	616,051	508,094
Other long-term investments	89,055	80,649

Total investments	6,445,008	6,512,174
Cash and cash equivalents	361,258	485,199
Deferred policy acquisition costs	2,103,326	1,959,431
Accrued investment income	71,813	73,589
Reinsurance recoverable	1,353,629	1,208,724
Receivables from parent and affiliates	121,322	107,798
Deferred sales inducements	195,355	182,578
Other assets	17,540	21,693
Separate account assets	23,674,546	21,952,272

TOTAL ASSETS	$34,343,797	$32,503,458

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$5,267,846	$5,483,921
Future policy benefits and other policyholder liabilities	1,932,060	1,765,489
Cash collateral for loaned securities	151,298	134,982
Securities sold under agreement to repurchase	31,640	13,226
Income taxes	473,046	453,358
Short-term debt to affiliates	—	25,348
Payable to parent and affiliates	82,963	29,427
Other liabilities	315,782	309,913
Separate account liabilities	23,674,546	21,952,272

Total liabilities	$31,929,181	$30,167,936

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity

Common stock, $10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding	$2,500	$2,500
Additional paid-in capital	454,703	454,527
Retained earnings	1,956,243	1,853,233
Accumulated other comprehensive income	1,170	25,262

Total stockholder’s equity	$2,414,616	$2,335,522

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$34,343,797	$32,503,458

See Notes to (Unaudited) Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2007 and 2006 (in thousands)

	Three Months ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
REVENUES

Premiums	$15,243	$10,686	$28,455	$19,653
Policy charges and fee income	159,058	145,953	311,435	285,199
Net investment income	95,625	100,571	195,750	200,258
Realized investment (losses), net	(10,782)	(38,665)	(12,155)	(49,086)
Asset management fees	5,988	4,355	12,500	8,597
Other income	7,252	3,955	12,783	7,196

Total revenues	272,384	226,855	548,768	471,817

BENEFITS AND EXPENSES

Policyholders’ benefits	28,014	32,200	61,452	63,197
Interest credited to policyholders’ account balances	53,317	53,257	105,539	108,565
General, administrative and other expenses	122,610	117,151	244,922	234,413

Total benefits and expenses	203,941	202,608	411,913	406,175

Income from operations before income taxes	68,443	24,247	136,855	65,642
Income tax expense	18,280	1,309	30,665	7,371

NET INCOME	50,163	22,938	106,190	58,271

(Decrease) in net unrealized investment gains and changes in foreign currency, net of taxes (1)	(26,888)	(10,804)	(24,092)	(36,652)

COMPREHENSIVE INCOME	$23,275	$12,134	$82,098	$21,619

(1)	Amounts are net of tax benefits of $14.3 million and $5.7 million for the three months ended June 30, 2007 and 2006, respectively, and $12.3 million and $19.4 million for the six months ended June 30, 2007 and 2006, respectively.

See Notes to (Unaudited) Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statement of Stockholder’s Equity

Six Months Ended June 30, 2007 (in thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in-Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains	Total Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance, December 31, 2006	$2,500	$454,527	$1,853,233	$167	$25,095	$25,262	$2,335,522

Net income	—	—	106,190	—	—	—	106,190

Contributed Capital	—	176	—	—	—	—	176

Cumulative effect of changes in accounting principles, net of taxes	—	—	(3,180)	—	—	—	(3,180)

Change in foreign currency Translation adjustment, net of taxes	—	—	—	81	—	81	81

Change in net unrealized investment gains, net of taxes	—	—	—	—	(24,173)	(24,173)	(24,173)

Balance, June 30, 2007	$2,500	$454,703	$1,956,243	$248	$922	$1,170	$2,414,616

See Notes to (Unaudited) Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Interim Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended June 30, 2007 and 2006 (in thousands)

	Six Months Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,190	$58,271
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(82,284)	(67,026)
Interest credited to policyholders’ account balances	105,539	108,565
Realized investment losses, net	12,155	49,086
Amortization and other non-cash items	(4,793)	6,106
Change in:
Future policy benefits and other insurance liabilities	167,263	165,918
Reinsurance recoverable	(144,904)	(158,452)
Accrued investment income	1,777	11,972
Receivables from parent and affiliates	(11,982)	42,668
Payable to parent and affiliates	53,536	(9,507)
Deferred policy acquisition costs	(111,362)	(69,403)
Income taxes	32,721	59,123
Deferred sales inducements	(14,178)	(22,019)
Other, net	(19,035)	(17,640)

Cash Flows From Operating Activities	90,643	157,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	1,035,955	3,354,307
Policy loans	52,163	52,337
Commercial loans	17,812	4,891
Payments for the purchase of:
Fixed maturities, available for sale	(864,914)	(2,656,071)
Policy loans	(51,253)	(47,743)
Commercial loans	(127,056)	(158,315)
Other long-term investments, net	(5,375)	8,292
Short-term investments, net	(30,782)	26,929
Change in:
Notes receivable from parent and affiliates, net	(1,909)	652

Cash Flows From Investing Activities	24,641	585,279

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,514,953	1,411,603
Policyholders’ account withdrawals	(1,770,855)	(1,603,419)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	34,731	(41,637)
Net change in financing arrangements (maturities 90 days or less)	(18,054)	(112,481)

Cash Flows (Used In) From Financing Activities	(239,225)	(345,934)

Net increase (decrease) in cash and cash equivalents	(123,941)	397,007
Cash and cash equivalents, beginning of year	485,199	158,010

CASH AND CASH EQUIVALENTS, END OF PERIOD	$361,258	$555,017

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded)	$(2,057)	$(51,756)

Interest paid	$260	$151

See Notes to (Unaudited) Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The most significant estimates include those used in determining deferred policy acquisition costs, investments, future policy benefits, provision for income taxes, embedded derivatives, reserves for contingent liabilities and reserves for losses in connection with unresolved legal matters.

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

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its businesses, which may include class action lawsuits. Pending legal and regulatory actions include proceedings relating to aspects of the businesses and operations that are specific to the Company and that are typical of the businesses in which the Company operates. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. The Company may also be subject to litigation arising out of its general business activities, such as its investments and third party contracts and could be exposed to claims or litigation concerning business or process patents. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

Accounting Pronouncements Adopted

FIN 48 Adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109

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

The Company had the following amounts of unrecognized tax benefits as of the date of adoption of FIN No. 48:

	Unrecognized tax benefits	Unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate
	(in millions)
Amounts related to tax years prior to 2002	$45.1	$45.1
Amounts related to tax years 2002 and forward.	$6.6	$—

Total Unrecognized Tax Benefits all years	$51.7	$45.1

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

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

3.	ACCOUNTING PRONOUNCEMENTS ADOPTED (continued)

operations for the year ended December 31, 2005 includes an income tax benefit of $33 million, reflecting a reduction in the Company’s liability for income taxes. The statute of limitations has closed for these tax years; however, there were tax attributes which were utilized in subsequent tax years that remain open on statute of limitations.

In December 2006, the Service completed all fieldwork with regard to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. The statute of limitations for the 2002-2003 tax years expires in 2008. In addition, certain tax years prior to 2002 have tax attributes for which the statute of limitations has not yet closed.

Statement of Position (SOP) 05-1

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 effective January 1, 2007 and the adoption resulted in a net after-tax reduction to retained earnings as of January 1, 2007 of $2.5 million, net of $1.4 million of taxes.

SFAS 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments.” This statement also eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has relied upon this exception for certain investments that the Company has made in securitized financial assets in the normal course of operations, and thus has not previously had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Consolidated Statements of Operations. The Company adopted this guidance effective January 1, 2007. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

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

The Company cedes reinsurance to Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company, or “PARCC,” Universal Prudential Arizona Reinsurance Company, or “UPARC,” and other companies, in order to provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote. Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance Ltd., or “Pruco Re,” providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities.

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

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2007 and 2006 are as follows:

	(in thousands)
	2007	2006
Direct premiums and policy charges and fee income	$742,780	$637,260
Reinsurance ceded	(402,890)	(332,408)

Premiums and policy charges and fee income	$339,890	$304,852

Policyholders’ benefits ceded	$203,383	$168,158

Realized capital gains ceded	$37,020	$7,596

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Realized capital gains ceded include the reinsurance of the Company’s derivatives under SFAS No. 133. Changes in the fair value of the derivative are recognized through “Realized investment gains”.

Reinsurance recoverables included in the Company’s Consolidated Statements of Financial Position at June 30, 2007 and December 31, 2006 were as follows:

	(in thousands)
	2007	2006
Domestic life insurance—affiliated	$747,973	$616,707
Domestic life insurance—unaffiliated	(2,426)	(632)
Taiwan life insurance-affiliated	608,082	592,649

	1,353,629	$1,208,724

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

4.	REINSURANCE (continued)

The gross and net amounts of life insurance in force for the six months ended June 30, 2007 and 2006 were as follows:

	(in thousands)
	2007	2006
Life insurance face amount in force	$346,761,276	$276,539,338
Ceded	(307,463,104)	(243,406,834)

Net amount of life insurance in force	$39,298,172	$33,132,504

5.	RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial.

The Company receives a charge for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Benefits are based on final average earning and length of service, while benefits for other employees are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was $1.7 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively.

The Company’s share of net expense for the pension plans was $3.6 million and $3.4 million for the six months ended June 30, 2007 and 2006 respectively.

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

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance. The cash surrender value included in separate accounts for the COLI policies was $1.3 billion at June 30, 2007 and December 31, 2006, respectively. Fees related to the COLI policies were $11 million and $10 million for the six months ended June 30, 2007 and 2006.

Reinsurance with affiliates

Universal Prudential Arizona Reinsurance Company (UPARC)

Effective October 1, 2006, the Company entered into an agreement to reinsure universal life policies written by the Company with no-lapse guarantees with an affiliated company, UPARC. UPARC reinsures 90% of the mortality risk as well as 100% of the risk of uncollectible policy charges and fees associated with the no lapse provision of these policies. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Reinsurance recoverables related to this agreement were $9 million and $5 million as of June 30, 2007 and December 31, 2006, respectively. Premiums ceded to UPARC for the six months ended June 30, 2007 were $18 million. Benefits ceded to UPARC for the six months ended June 30, 2007 were $15 million. Realized gains and losses include a $13 million loss related to the change in the value of embedded derivatives resulting from reinsuring the no lapse feature.

Concurrent with implementing this new agreement, the Company recaptured the policies previously reinsured under a yearly renewable term reinsurance treaty with Prudential Insurance.

Prudential Arizona Reinsurance Captive Company (PARCC)

The Company reinsures 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $682 million and $556 million as of June 30, 2007 and December 31, 2006, respectively. Premiums ceded to PARCC for the six months ended June 30, 2007 and June 30, 2006 were $249 million and $183 million, respectively. Benefits ceded for the six months ended June 30, 2007 and June 30, 2006 were $96 million and $67 million, respectively. Reinsurance expense allowance, net of capitalization and amortization for the six months ended June 30, 2007 and June 30, 2006 were $49 million and $42 million, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $48 million and $46 million as of June 30, 2007 and December 31, 2006, respectively. Premiums and fees ceded to Prudential Insurance for the six months ended June 30, 2007 and June 30, 2006 were $100 million, and $105 million, respectively. Benefits ceded for the six months ended June 30, 2007 and June 30, 2006 were $86 million and $96 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer, and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $10 million as of June 30, 2007 and December 31, 2006. Benefits ceded for the six months ended June 30, 2007 and June 30, 2006 was $1 million.

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

5.	RELATED PARTY TRANSACTIONS (continued)

Pruco Reinsurance Ltd. (Pruco Re)

During 2005 and 2006, the Company entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies for annuities. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities on or after May 6, 2005. Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities.

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

Affiliated premiums ceded for the six months ended June 30, 2007 and June 30, 2006 to Prudential of Taiwan under this agreement were $36 million and $45 million, respectively. Affiliated benefits ceded for the six months ended June 30, 2007 and June 30, 2006 were $7 million and $6 million, respectively.

Reinsurance recoverables related to this agreement were $608 million and $593 million at June 30, 2007 and December 31, 2006, respectively.

Purchase of Fixed Maturities from an Affiliate

During 2007 the company purchased fixed maturities securities, from an affiliate. The investments included public and private placement bonds. These securities were recorded at an amortized cost of $64 million and a fair value of $64 million. The net difference between historic amortized cost and the fair value, net of taxes was less than $1 million.

During 2006 the company sold fixed maturities securities, from the Company to an affiliate. The investments included public, private placement bonds, and mortgage loans. These securities were recorded at an amortized cost of $151 million and a fair value of $150 million. The net difference between historic amortized cost and the fair value, net of taxes was less than $1 million.

Debt Agreements

The Company has an agreement with Pru Funding, LLC, a wholly owned subsidiary of Prudential Insurance which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. The Company had no debt outstanding to Pru Funding, LLC as of June 30, 2007 compared to $25 million at December 31, 2006. Interest expense related to this agreement was less than $1 million for the six months ended June 30, 2007 and $2 million for the six months ended June 30, 2006. The related interest was charged at a variable rate ranging from 5.28% to 5.37% for 2007 and 4.28% to 5.32% in 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form in reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations, addresses the consolidated financial condition of the Company as of June 30, 2007, compared with December 31, 2006, and its consolidated results of operations for the three and six month periods ended June 30, 2007 and June 30, 2006. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Company’s MD&A and audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers that have historically segregated the markets of the financial services industry, have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position. The Company had also marketed a non-participating GIC called “PACE” under an agreement with MBIA Inc. that expired June 30, 2004. The Company did not seek an extension of the agreement. The termination of sales of this product has no impact on the existing in force contracts of PACE customers.

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

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees from separate account fund balances. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products the Company sells and interest credited to policyholders’ account balances.

1.	Changes in Financial Position

June 30, 2007 versus December 31, 2006

Total assets increased $1.841 billion, from $32.503 billion at December 31, 2006 to $34.344 billion at June 30, 2007. The largest increase was in separate account assets, which increased $1.723 billion, from $21.952 billion at December 31, 2006 to $23.675 billion at June 30, 2007, primarily due to market performance and positive net sales in the first six months of 2007.

Fixed maturities decreased by $233 million from $4.911 billion at December 31, 2006 to $4.678 billion at June 30, 2007. The decrease was primarily driven by the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options, scheduled withdrawals and maturities of GIC contracts, and re-investment in commercial loans.

Reinsurance recoverables increased by $145 million, largely as a result of continued growth in term in force covered in the PARCC agreement (See Note 5 to the Unaudited Interim Consolidated Financial Statements.)

Deferred policy acquisition costs increased by $144 million from $1.959 billion at December 31, 2006, to $2.103 billion at June 30, 2007, primarily driven by $236 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products, partially offset by $124 million of amortization. Shadow DAC increased $35 million from decreased unrealized gains.

Cash and cash equivalents decreased by $124 million, from $485 million at December 31, 2006 to $361 million at June 30, 2007, due to increased use of cash for financing activities.

Commercial loans increased $108 million, from $508 million at December 31, 2006, to $616 million at June 30, 2007, during the current period due to the investment of additional funds in commercial loans.

During the first six months of 2007, total liabilities increased by $1.761 billion, from $30.168 billion at December 31, 2006 to $31.929 billion at June 30, 2007, primarily due to separate account liabilities growth of $1.723 billion, as described above. Policyholder account balances decreased $216 million, from $5.484 billion at December 31, 2006 to $5.268 billion at June 30, 2007 primarily due to the movement of contractholder assets from the fixed rate general account option to the variable separate account investment option in annuity products and continued maturities and surrenders of guaranteed investment contracts in 2007. Future policy benefits increased by $167 million, from $1.765 billion at December 31, 2006 to $1.932 billion at June 30, 2007, primarily due to increases to life reserves as a result of sales and renewals of term products and increased reserves for the Taiwan business. The Company’s short-term borrowings from an affiliate used to provide short-term working capital of $25 million at December 31, 2006 were repaid in 2007. Total securities lending activity increased by $35 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase increased $16 million and increased $19 million, respectively.

2.	Results of Operations

June 2007 to June 2006 Three Month Comparison

Net Income

Consolidated net income of $50 million for the three months ended June 30, 2007 increased $27 million, from $23 million for the same period in 2006, primarily driven by lower realized losses and higher separate account fees due to growth.

Revenues

Consolidated revenues increased by $45 million, from $227 million for the three months ended June 30, 2006 to $272 million for the three months ended June 30, 2007. Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $13 million, from $146 million for the three months ended June 30, 2006 to $159 million for the three months ended June 30, 2007, primarily driven by higher fees from growth in Separate account assets resulting from market appreciation and a growing insurance in force. Net realized losses were $28 million lower for the three months ended June 30, 2007, and included a loss of $13 million related to the change in the value of embedded derivatives (See Note 5 to the Unaudited Interim Consolidated Financial Statements). Premiums increased by $4 million, from $11 million for the three months ended June 30, 2006, to $15 million for the three months ended June 30, 2007, due to increased term life sales.

Net investment income decreased by $5 million from $101 million for the three months ended June 30, 2006 to $96 million for the three months ended June 30, 2007, primarily due to a declining fund balances in the GIC products in 2007. This was partially offset by continued investment of positive cash flows from operations and reinvestment of net investment income in 2007.

Benefits and Expenses

Total benefits and expenses increased $1 million, from $203 million for the three months ended June 30, 2006 to $204 million for the three months ended June 30, 2007.

Policyholders’ benefit and expenses, including related changes in reserves, decreased by $4 million, from $32 million in the three months ended June 30, 2006 to $28 million in the three months ended June 30, 2007, due to lower guaranteed minimum death benefits in the annuities products, driven by market performance. This was partially offset by higher term and other benefit reserves from growth in the Life insurance book of business.

General, administrative, and other expenses increased by $6 million from $117 million in the three months ended June 30, 2006 to $123 million for the three months ended June 30, 2007 due to higher advertising expenses and increased expense charges due to increased policy counts and greater activity.

Income Tax Expense

Income tax expenses increased $17 million for the three months ended June 30, 2007. The effective tax rate increased to 27% from 5%, mainly due to higher pre-tax income coupled with a small decrease in non taxable investment income.

June 2007 to June 2006 Six Month Comparison

Net Income

Consolidated net income increased $48 million, from $58 million in the six months ended June 30, 2006 to $106 million for the six months ended June 30, 2007, primarily driven by lower realized losses and higher separate account fees due to growth.

Revenues

Consolidated revenues increased by $77 million, from $472 million for the six months ended June 30, 2006 to $549 million for the six months ended June 30, 2007. This increase is primarily driven by $37 million of lower realized losses and included a loss of $13 million in the current year related to the change in the value of embedded derivatives (See Note 5 to the Unaudited Interim Consolidated Financial Statements). Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $26 million from $285 for the six months ended June 30, 2006, to $311 million for the six months ended June 30 2007, primarily driven by higher fees from growth in assets under management resulting from market appreciation and growing insurance in force. Premiums increased by $9 million, from $20 million for the six months ended June 30, 2006, to $29 million for the six months ended June 30, 2007, due to increased term sales, net of reinsurance.

Net investment income decreased by $4 million from $200 million for the six months ended June 30, 2006 to $196 million for the six months ended June 30, 2007, primarily due to declining fund balances in the GIC products in 2007. This was partially offset by continued investment of positive cash flows from operations, and reinvestment of net investment income in 2007.

Benefit and Expenses

Total benefits and expenses increased $6 million, from $406 million for the six months ended June 30, 2006 to $412 million for the six months ended June 30, 2007.

Interest credited to policyholders’ account balances decreased by $3 million, from $109 million for the six months ended June 30, 2006 to $106 million for the six months ended June 30, 2007. This was primarily due to interest credited on GIC contracts that is $4 million lower in the current year due to continued maturities and withdrawals in the current year with no additional sales. Also contributing to this decrease were lower policyholders’ account balances for annuity products driven by voluntary movement of contractholder assets from the fixed rate general account option to the variable separate account investment option, partially offset by an increase in growth of policyholders’ account balances of life products which increased due to higher policyholder deposits resulting from universal life sales.

Policyholders’ benefit and expenses, including related changes in reserves, decreased by $2 million, from $63 million in the six months ended June 30, 2006 to $61 million in the six months ended June 30, 2007, due to lower guaranteed minimum death benefits in the annuities products driven by market performance. This was partially offset by higher term and other benefit reserves from growth in the Life insurance book of business.

General, administrative, and other expenses increased by $11 million from $234 million in the six months ended June 30, 2006 to $245 million for the six months ended June 30, 2007 due to higher advertising expenses and increased expense charges due to increased policy counts and greater activity.

Income Tax Expense

Income tax expenses increased $23 million for the six months ended June 30, 2007. The effective tax rate increased to 22% from 11%, mainly due to higher pre-tax income coupled with a small decrease in nontaxable investment income.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of June 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to us and that are typical of the businesses in which the we operate. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of its general business activities, such as its investments and third party contracts and could be exposed to claims or litigation concerning business or process patents. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, the outcomes cannot be predicted. It is possible that our results of operations or the cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters, depending, in part, upon the results of operations or cash flows for such period. Management believes, however, that the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on our financial position.

The foregoing discussion is limited to recent developments concerning our legal and regulatory proceedings. See Note 2 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters.

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
Tucker I. Marr
Chief Accounting Officer
(Authorized Signatory and Principal Accounting and Financial Officer)

Date: August 10, 2007

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.