Form 10-Q
period 2007-09-30
PRUCO LIFE INSURANCE CO
filed 2007-11-13
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of stock, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory accounting principles generally accepted in the United States of America or “U.S. GAAP”, accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2006 and in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Financial Position

As of September 30, 2007 and December 31, 2006 (in thousands, except share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2007: $4,635,636; 2006: $4,850,514)	$4,663,602	$4,911,274
Policy loans	945,491	915,060
Short-term investments	65,080	97,097
Commercial loans	671,373	508,094
Other long-term investments	84,551	80,649

Total investments	6,430,097	6,512,174
Cash and cash equivalents	190,821	485,199
Deferred policy acquisition costs	2,119,419	1,959,431
Accrued investment income	77,158	73,589
Reinsurance recoverable from parent	1,458,945	1,208,724
Receivables from parent and affiliates	59,440	107,798
Deferred sales inducements	202,541	182,578
Other assets	35,230	21,693
Separate account assets	24,627,920	21,952,272

TOTAL ASSETS	$35,201,571	$32,503,458

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$5,140,990	$5,483,921
Future policy benefits and other policyholder liabilities	2,029,368	1,765,489
Cash collateral for loaned securities	158,388	134,982
Securities sold under agreement to repurchase	154,638	13,226
Income taxes	454,355	453,358
Short-term debt from affiliates	—	25,348
Payable to parent and affiliates	99,861	29,427
Other liabilities	325,906	309,913
Separate account liabilities	24,627,920	21,952,272

Total liabilities	$32,991,426	$30,167,936

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity
Common stock, $10 par value 1,000,000 shares, authorized; 250,000 shares, issued and outstanding	$2,500	$2,500
Additional paid-in capital	454,703	454,527
Retained earnings	1,742,157	1,853,233
Accumulated other comprehensive income	10,785	25,262

Total stockholder’s equity	$2,210,145	$2,335,522

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$35,201,571	$32,503,458

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

Three and Nine Months Ended September 30, 2007 and 2006 (in thousands)

	Three Months ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
REVENUES

Premiums	$16,370	$9,139	$44,825	$28,792
Policy charges and fee income	208,483	111,300	519,918	396,499
Net investment income	96,032	101,921	291,782	302,178
Realized investment gains (losses), net	(10,109)	(20,841)	(22,264)	(69,927)
Asset management fees	5,841	4,813	18,341	13,410
Other income	6,031	4,183	18,814	11,380

Total revenues	322,648	210,515	871,416	682,332

BENEFITS AND EXPENSES

Policyholders’ benefits	18,138	26,452	79,590	89,651
Interest credited to policyholders’ account balances	51,640	49,325	157,179	157,889
General, administrative and other expenses	151,280	(44,573)	396,202	189,839

Total benefits and expenses	221,058	31,204	632,971	437,379

Income from operations before income taxes	101,590	179,311	238,445	244,953

Income tax expense	15,676	40,320	46,341	47,692

NET INCOME	85,914	138,991	192,104	197,261

Changes in net unrealized investment gains and changes in foreign currency, net of taxes (1)	9,615	41,718	(14,477)	5,066

COMPREHENSIVE INCOME	$95,529	$180,709	$177,627	$202,327

(1)	Amounts are net of tax expenses of $(5.4) million and $(22.5) million for the three months ended September 30, 2007 and 2006, respectively, and a tax benefit of $6.9 million and tax expense of $(3.2) million for the nine months ended September 30, 2007 and 2006, respectively.

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statement of Stockholder’s Equity

Nine Months Ended September 30, 2007 (in thousands)

				Accumulated Other Comprehensive Income Gain (Loss)
	Common Stock	Additional Paid-in-Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2006	$2,500	$454,527	$1,853,233	$167	$25,095	$25,262	$2,335,522
Net income	—	—	192,104	—	—	—	192,104
Contributed Capital	—	176	—	—	—	—	176
Dividend to Parent	—	—	(300,000)	—	—	—	(300,000)
Cumulative effect of changes in accounting principles, net of taxes	—	—	(3,180)	—	—	—	(3,180)
Change in foreign currency translation adjustments, net of taxes	—	—	—	328	—	328	328
Change in net unrealized investment gains, net of taxes	—	—	—	—	(14,805)	(14,805)	(14,805)

Balance, September 30, 2007	$2,500	$454,703	$1,742,157	$495	$10,290	$10,785	$2,210,145

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2007 and 2006 (in thousands)

	Nine Months Ended September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,104	$197,261
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(168,094)	(70,922)
Interest credited to policyholders’ account balances	157,179	157,889
Realized investment losses, net	22,264	69,927
Amortization and other non-cash items	(1,987)	8,144
Change in:
Future policy benefits and other insurance liabilities	264,571	228,797
Reinsurance recoverable	(250,221)	(194,705)
Accrued investment income	(3,569)	9,465
Receivables from parent and affiliates	52,469	47,054
Payable to parent and affiliates	70,434	(8,389)
Deferred policy acquisition costs	(141,570)	(258,961)
Income taxes	8,640	99,522
Deferred sales inducements	(21,364)	(34,879)
Other, net	(114,629)	(41,369)

Cash Flows From Operating Activities	66,227	208,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	1,554,109	4,187,409
Policy loans	77,235	77,590
Commercial loans	20,456	8,726
Payments for the purchase of:
Fixed maturities, available for sale	(1,277,407)	(3,367,337)
Policy loans	(77,640)	(75,034)
Commercial loans	(185,064)	(219,921)
Other long-term investments, net	(16,447)	(15,843)
Short-term investments, net	31,964	30,871
Change in:
Notes receivable from parent and affiliates, net	(4,812)	(2,075)

Cash Flows From Investing Activities	122,394	624,386

CASH FLOWS USED IN FINANCING ACTIVITIES:
Policyholders’ account deposits	2,253,790	1,984,645
Policyholders’ account withdrawals	(2,597,661)	(2,286,014)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	164,818	(251,292)
Dividend to parent	(300,000)	—
Net change in financing arrangements (maturities 90 days or less)	(3,946)	(90,163)

Cash Flows (Used In) Financing Activities	(482,999)	(642,824)

Net (decrease) increase in cash and cash equivalents	(294,378)	190,396
Cash and cash equivalents, beginning of year	485,199	158,010

CASH AND CASH EQUIVALENTS, END OF PERIOD	$190,821	$348,406

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded)	$37,702	$(51,836)

Interest paid	$295	$2,437

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Stewart v. Prudential, et al. is a lawsuit brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and Prudential Insurance. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. Motions for a new trial, judgment notwithstanding the verdict and remittitur, were denied in June 2006. In October 2007, the Mississippi Supreme Court reversed the trial court decision and dismissed the action. Plaintiffs have filed a motion for reconsideration, which is pending.

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

The Company's liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“Service”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

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

In December 2006, the Service completed all fieldwork with regard to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. In July 2007, the Joint Committee returned the report to the Service for additional review of an industry issue regarding the methodology for calculating the dividend received deduction related to variable life insurance and annuity contracts. The Company is responding to the Service’s request for additional information. In August 2007, the Service subsequently issued Revenue Ruling 2007-54. Revenue Ruling 2007-54 included among other items, guidance on the methodology to be followed in calculating the dividend received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on the Company’s 2007 results.

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

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for both long and short-duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements, including the Company’s reinsurance of all its Taiwan business as of February 1, 2001, are described further in Note 5 of the Unaudited Interim Consolidated Financial Statements.

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2007 and 2006 are as follows:

	(in thousands)
	2007	2006
Direct premiums and policy charges and fee income	$1,184,676	$929,991
Reinsurance ceded	(619,933)	(504,700)

Premiums and policy charges and fee income	$564,743	$425,291

Policyholders’ benefits ceded	$319,684	$270,916

Realized capital gains (losses) ceded, net	$(15,516)	$(6,313)

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Realized capital gains ceded include the reinsurance of the Company’s derivatives under SFAS No. 133. Changes in the fair value of the derivative are recognized through “Realized investment gains”.

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

4.	REINSURANCE (continued)

Reinsurance recoverables included in the Company’s Consolidated Statements of Financial Position at September 30, 2007 and December 31, 2006 were as follows:

	(in thousands)
	2007	2006
Domestic life insurance – affiliated	$832,819	$616,707
Domestic life insurance – unaffiliated	(1,240)	(632)
Taiwan life insurance – affiliated	627,366	592,649

	$1,458,945	$1,208,724

The gross and net amounts of life insurance in force as of September 30, 2007 and 2006 were as follows:

	(in thousands)
	2007	2006
Life insurance face amount in force	$368,554,407	$289,108,806
Ceded	(326,101,987)	(254,802,839)

Net amount of life insurance in force	$42,452,420	$34,305,967

5.	RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the nine months ended September 30, 2007. The expense charged to the Company for the deferred compensation program was $3 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was $3 million and $2 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company’s share of net expense for the pension plans was $6 million and $5 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance, or “COLI”, policies to Prudential Insurance and one in the third quarter of 2007 to Prudential Financial, Inc. The cash surrender value included in separate accounts for the COLI policies was $1.4 billion at September 30, 2007 and $1.3 billion at December 31, 2006. Fees related to the COLI policies were $27 million and $15 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Reinsurance recoverables related to this agreement were $2 million and $5 million as of September 30, 2007 and December 31, 2006, respectively. Premiums ceded to UPARC for the nine months ended September 30, 2007 were $28 million. Benefits ceded to UPARC for the nine months ended September 30, 2007 were $21 million. Realized gains and losses include a $4 million loss related to the change in the value of embedded derivatives resulting from reinsuring the no lapse feature.

Concurrent with implementing this new agreement, the Company recaptured the policies previously reinsured under a yearly renewable term reinsurance treaty with Prudential Insurance.

Prudential Arizona Reinsurance Captive Company (PARCC)

The Company reinsures 90% of the risk under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $753 million and $556 million as of September 30, 2007 and December 31, 2006, respectively. Premiums ceded to PARCC for the nine months ended September 30, 2007 and September 30, 2006 were $384 million and $281 million, respectively. Benefits ceded for the nine months ended September 30, 2007 and September 30, 2006 were $140 million and $111 million, respectively. Reinsurance expense allowance, net of capitalization and amortization for the nine months ended September 30, 2007 and September 30, 2006 were $75 million and $62 million, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $68 million and $46 million as of September 30, 2007 and December 31, 2006, respectively. Premiums and fees ceded to Prudential Insurance for the nine months ended September 30, 2007 and September 30, 2006 were $151 million, and $159 million, respectively. Benefits ceded for the nine months ended September 30, 2007 and September 30, 2006 were $149 million and $150 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer, and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder’s as a result of this agreement. Reinsurance recoverables related to this agreement were $9 million and $10 million as of September 30, 2007 and December 31, 2006. Benefits ceded for the nine months ended September 30, 2007 and September 30, 2006 were $1 million and $2 million, respectively.

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

Affiliated premiums ceded for the nine months ended September 30, 2007 and September 30, 2006 to Prudential of Taiwan under this agreement were $55 million and $65 million, respectively. Affiliated benefits ceded for the nine months ended September 30, 2007 and September 30, 2006 were $11 million and $10 million, respectively.

Reinsurance recoverables related to this agreement were $627 million and $593 million at September 30, 2007 and December 31, 2006, respectively.

Purchase of Fixed Maturities from an Affiliate

During 2007, the company purchased fixed maturities securities from Prudential Insurance. The investments included public and private placement bonds. These securities were recorded at an amortized cost of $64 million and a fair value of $64 million. The net difference between historic amortized cost and the fair value, net of taxes was less than $1 million.

During 2006, the company sold fixed maturities securities from the Company to Prudential Insurance. The investments included public, private placement bonds, and mortgage loans. These securities were recorded at an amortized cost of $151 million and a fair value of $150 million. The net difference between historic amortized cost and the fair value, net of taxes was less than $1 million.

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows the Company to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. The Company had no debt outstanding to Prudential Funding, LLC as of September 30, 2007 compared to $25 million at December 31, 2006. Interest expense related to this debt was less than $1 million for the nine months ended September 30, 2007 and $2.4 million for the nine months ended September 30, 2006. The related interest was charged at a variable rate ranging from 4.81% to 5.86% for 2007 and 4.28% to 5.32% for 2006.

Dividend to Parent

The Company paid a $300 million dividend to Prudential Insurance in the third quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form in reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations, addresses the consolidated financial condition of the Company as of September 30, 2007, compared with December 31, 2006, and its consolidated results of operations for the three and nine month periods ended September 30, 2007 and September 30, 2006. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Risk Factors”, the MD&A and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

General

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance and individual variable annuities, primarily through Prudential Insurance’s sales force in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure, as the legal barriers that have historically segregated the markets of the financial services industry, have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position. The Company had also marketed a non-participating GIC called “PACE” under an agreement with MBIA Inc. that expired June 30, 2004. The Company did not seek an extension of the agreement. The termination of sales of this product has no impact on the existing in force contracts of PACE customers.

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

September 30, 2007 versus December 31, 2006

Total assets increased $2.7 billion, from $32.503 billion at December 31, 2006 to $35.202 billion at September 30, 2007. The largest increase was in separate account assets, which increased $2.68 billion, from $21.952 billion at December 31, 2006 to $24.628 billion at September 30, 2007, primarily due to market performance and positive net sales in the first nine months of 2007.

Fixed maturities decreased by $247 million from $4.911 billion at December 31, 2006 to $4.664 billion at September 30, 2007. The decrease was primarily driven by the payment of a dividend to Prudential Insurance of $300 million and the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options, scheduled withdrawals and maturities of GIC contracts, and re-investment in commercial loans.

Reinsurance recoverables increased by $250 million, largely as a result of continued growth from term in force covered in the PARCC agreement (See Note 5 to the Unaudited Interim Consolidated Financial Statements.)

Deferred policy acquisition costs increased by $160 million from $1.959 billion at December 31, 2006, to $2.119 billion at September 30, 2007, primarily driven by $358 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products, partially offset by $220 million of amortization. Shadow DAC increased $22 million from decreased unrealized gains.

Cash and cash equivalents decreased by $294 million, from $485 million at December 31, 2006 to $191 million at September 30, 2007, mainly due to investment of cash accumulated at December 31, 2006 in longer term investments and to fund the $300 million dividend payment to the Company’s parent.

Commercial loans increased $163 million, from $508 million at December 31, 2006, to $671 million at September 30, 2007, during the current period due to the investment of additional funds in commercial loans.

During the first nine months of 2007, total liabilities increased by $2.823 billion, from $30.168 billion at December 31, 2006 to $32.991 billion at September 30, 2007, primarily due to separate account liabilities growth of $2.68 billion, as described above. Policyholder account balances decreased $343 million, from $5.484 billion at December 31, 2006 to $5.141 billion at September 30, 2007 primarily due to the movement of contractholder assets from the fixed rate general account option to the variable separate account investment option in annuity products and continued maturities and surrenders of guaranteed investment contracts in 2007. Future policy benefits and other policyholder liabilities increased by $264 million, from $1.765 billion at December 31, 2006 to $2.029 billion at September 30, 2007 primarily due to increases to life reserves as a result of sales and renewals of term products, and increased reserves for the Taiwan business. The Company’s short-term borrowings from an affiliate used to provide short-term working capital of $25 million at December 31, 2006 were repaid in 2007. Total securities lending activity increased by $164 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase increased $23 million and increased $141 million, respectively.

Stockholder’s equity decreased by $126 million, from $2.336 billion at December 31, 2006, to $2.210 billion at September 30, 2007, primarily as a result of a dividend payment to Prudential Insurance of $300 million during third quarter of 2007.

2.	Results of Operations

September 2007 to September 2006 Three Month Comparison

Net Income

Consolidated net income decreased by $53 million, from $139 million for the three months ended September 30, 2006 to $86 million for the three months ended September 30, 2007. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and unearned revenue reserves for our variable and universal life products and the reserves for guaranteed minimum death and income benefit features of our variable annuity products. The current quarter included a $22 million benefit before taxes resulting from this annual review, primarily related to lower benefits expected under guaranteed income benefit features on variable annuity products. The prior year quarter reflected a $121 million benefit before taxes related to the annual review, primarily resulting from increases in expected premium deposits on variable and universal life products and improvement to expected investment spreads. Absent the impacts of the annual reviews conducted in the third quarter of both periods after tax consolidated net income was $21 million higher than the prior year quarter mainly driven by growth in separate account assets resulting from market appreciation and lower realized losses.

Revenues

Consolidated revenues increased by $112 million, from $211 million for the three months ended September 30, 2006 to $323 million for the three months ended September 30, 2007. Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $97 million, from $111 million for the three months ended September 30, 2006 to $208 million for the three months ended September 30, 2007, including $79 million due to updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews as discussed above. Absent this item, policy charges and fee income increased $18 million in the three months ended September 30, 2007 reflecting growth in our universal life insurance in force, the sale of a large COLI case to an affiliate and higher fees from growth in separate account assets resulting from market appreciation. Net realized losses were $11 million lower for the three months ended September 30, 2007, and included a loss of $4 million related to the change in the value of an embedded derivative associated with a no lapse feature related to the universal life business (See Note 5 to the Unaudited Interim Consolidated Financial Statements). Premiums increased by $7 million, from $9 million for the three months ended September 30, 2006, to $16 million for the three months ended September 30, 2007, due to increased term life sales.

Net investment income decreased by $6 million from $102 million for the three months ended September 30, 2006 to $96 million for the three months ended September 30, 2007, primarily due to declining fund balances in the GIC products in 2007. This was partially offset by continued investment of positive cash flows from operations and reinvestment of net investment income in 2007.

Benefits and Expenses

Total benefits and expenses increased $190 million, from $31 million for the three months ended September 30, 2006 to $221 million for the three months ended September 30, 2007.

General, administrative, and other expenses increased by $196 million from $(45) million in the three months ended September 30, 2006 to $151 million for the three months ended September 30, 2007. General, administrative, and other expenses in the third quarter of 2006 was primarily driven by the annual review, discussed above, which resulted in a reduction in amortization of deferred acquisition costs of $149 million. In the third quarter of 2007, the annual review resulted in an increase in amortization of deferred acquisition costs of $35 million. Absent the impacts of the annual reviews conducted in the third quarter of both periods, general, administrative, and other expenses increased $12 million in the three months ended September 30, 2007, primarily due to higher business related expenses.

Policyholders’ benefit and expenses, including related changes in reserves, decreased by $8 million, from $26 million in the three months ended September 30, 2006, to $18 million in the three months ended September 30, 2007. This is due to lower guaranteed minimum death benefit reserves in the annuities products, driven by market performance. This was partially offset by higher term and other benefit reserves from growth in the Life insurance book of business.

Income Tax Expense

The income tax provision amounted to $16 million in the third quarter of 2007 compared to $40 million in the third quarter of 2006, representing 15% of income from continuing operations before income taxes in the third quarter of 2007 and 22% in the third quarter of 2006.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 on January 1, 2007. For additional information regarding the adoption of this guidance, (see Note 3 of the Unaudited Interim Consolidated Financial Statements.)

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Internal Revenue Service, or (“Service”), released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2007 results.

September 2007 to September 2006 Nine Month Comparison

Net Income

Consolidated net income decreased $5 million, from $197 million in the nine months ended September 30, 2006 to $192 million for the nine months ended September 30, 2007. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and unearned revenue reserves for our variable and universal life products and the reserves for guaranteed minimum death and income benefit features of our variable annuity products. The first nine months of 2007, included a $22 million benefit before taxes resulting from this annual review, primarily related to lower benefits expected under guaranteed income benefit features on variable annuity products. The first nine months of 2006, reflected a $121 million benefit before taxes related to the annual review, primarily resulting from increases in expected premium deposits on variable and universal life products and improvement to expected investment spreads. Absent the impacts of the annual reviews conducted in both periods after tax consolidated net income was $92 million higher than prior year mainly driven by growth in separate account assets resulting from market appreciation and lower realized losses.

Revenues

Consolidated revenues increased by $189 million, from $682 million for the nine months ended September 30, 2006 to $871 million for the nine months ended September 30, 2007. Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $124 million from $396 million for the nine months ended September 30, 2006, to $520 million for the nine months ended September 30 2007, including $79 million due to updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews as discussed above. Absent this item, policy charges and fee income increased $45 million in the nine months ended September 30, 2007, reflecting growth in our universal life insurance in force, the sale of a large COLI case to an affiliate and higher fees from growth in separate account assets resulting from market appreciation. Also contributing to the increases is lower realized losses in the nine months ended September 30, 2007 of $48 million as the 2006 period included realized losses from the sales of fixed maturities in a rising interest rate environment. Premiums increased by $16 million, from $29 million for the nine months ended September 30, 2006, to $45 million for the nine months ended September 30, 2007, due to increased term sales, net of reinsurance.

Net investment income decreased by $10 million from $302 million for the nine months ended September 30, 2006 to $292 million for the nine months ended September 30, 2007, primarily due to declining fund balances in the GIC products in 2007. This was partially offset by continued investment of positive cash flows from operations, and reinvestment of net investment income in 2007.

Benefit and Expenses

Total benefits and expenses increased $196 million, from $437 million for the nine months ended September 30, 2006, to $633 million for the nine months ended September 30, 2007.

Policyholders’ benefit and expenses, including related changes in reserves, decreased by $10 million, from $90 million in the nine months ended September 30, 2006, to $80 million for the nine months ended September 30, 2007 due to lower guaranteed minimum death benefit costs in the annuities products driven by market performance. This was partially offset by higher term and other benefit reserves from growth in the Life insurance book of business.

General, administrative, and other expenses increased by $206 million from $190 million in the nine months ended September 30, 2006 to $396 million for the nine months ended September 30, 2007. General, administrative, and other expenses in the first nine months of 2006 was primarily driven by the annual review, discussed above, which resulted in a reduction in amortization of deferred acquisition costs of $149 million. In the first nine month of 2007, the annual review resulted in an increase in amortization of deferred acquisition costs of $35 million. Absent the impacts of the annual reviews conducted in both periods, general, administrative, and other expenses increased $22 million in the nine months ended September 30, 2007, primarily due to higher business related expenses, increased advertising expenses and higher expense charges due to increased policy counts.

Interest credited to policyholders’ account balances decreased by $1 million, from $158 million for the nine months ended September 30, 2006 to $157 million for the nine months ended September 30, 2007. This was primarily due to lower interest credited on GIC contracts of $8 million due to continued maturities and withdrawals in the current year with no additional sales. Also contributing to this decrease were lower policyholders’ account balances for annuity products driven by voluntary movement of contractholder assets from the fixed rate general account option to the variable separate account investment option of $2 million, partially offset by an increase in growth of policyholders’ account balances of life products which increased due to higher policyholder deposits resulting from universal life sales of $9 million.

Income Tax Expense

The income tax provision amounted to $46 million in the first nine months of 2007 compared to $48 million in the first nine months of 2006, representing 19% of income from continuing operations before income taxes in the first nine months of 2007 and 19% in the first nine months of 2006. (Also see accounting pronouncement above in 3-month comparison)

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities Exchange Commission, or "SEC," is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of September 30, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to us and that are typical of the businesses in which the we operate. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts and could be exposed to claims or litigation concerning business or process patents. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and in the immediately following paragraph and elsewhere in this Quarterly Report on Form 10-Q.

The third quarter of 2007 was characterized by adverse capital market conditions generally affecting the value and liquidity of certain fixed maturity securities, as well as other investments. Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. While we have various sources of liquidity other than selling these investments, if we needed to sell these investments we may have difficulty doing so in a timely manner at a price we would realize if we otherwise held the investments. Adverse capital market conditions could impact the liquidity of our investments, affecting their value and potentially resulting in higher realized and/or unrealized losses.

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pruco Life Insurance Company

By:	/s/ Tucker I. Marr
Tucker I. Marr
Chief Accounting Officer
(Authorized Signatory and Principal Accounting and Financial Officer)

Date: November 13, 2007

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.