Form 10-K
period 2007-12-31
PRUCO LIFE INSURANCE CO
filed 2008-03-14
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of February 29, 2007, 250,000 shares of the registrant’s common stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 13, 2008, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2007.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

Forward-Looking Statements

Some of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

PART 1

Item 1. Business

Overview

Pruco Life Insurance Company, or “the Company” is a life insurance company organized in 1971 under the laws of the state of Arizona. The Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, in the District of Columbia, Guam and all states except New York. The Company historically sold individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in Note 13 to the Consolidated Financial Statements.

The Company has three subsidiaries, including one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ,” and two subsidiaries formed in 2003 for the purpose of acquiring fixed income investments (see Note 13 to the Consolidated Financial Statements). Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

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

On June 1, 2006, Prudential Financial acquired the variable annuity business of The Allstate Corporation, or “Allstate”, through a reinsurance transaction increasing Prudential Financial's scale and third party distribution capabilities in the U.S. Beginning in the third quarter of 2006, the products offered by the Company replaced the Allstate products previously sold through certain third party distribution channels.

The Company is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities engaged in marketing insurance products, and individual and group annuities. The following paragraphs describe the Company’s products, marketing and distribution, and underwriting and pricing.

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represents 41% of our net individual life insurance inforce at the end of 2007. Variable products provide a return linked to an underlying investment portfolio designated by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. Each product provides for the deduction of charges and expenses from the customer’s investment account. While we continue to sell a significant amount of variable life insurance, marketplace demand continues to favor term life insurance and universal life insurance.

Term Life Insurance

The Company offers a variety of term life insurance products which represents 49% of our net individual life insurance inforce at the end of 2007. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. In recent years, as our individual life insurance in force continues to grow, we have seen our term life insurance become a larger percentage of our net in force and there continues to be significant marketplace demand for term life insurance protection.

Universal Life Insurance

The Company offers universal life insurance products which represents 10% of our net individual life insurance inforce at the end of 2007. Universal products feature a market rate fixed interest investment account, flexible premiums and a choice of guarantees against lapse.

Variable and Fixed Annuities

The Company offers variable annuities that provide our customers with a full suite of optional guaranteed death and living benefits. Our investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds represent an interest in separate investment companies that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. The Company also offers fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums.

Marketing and Distribution

Prudential Insurance Agents

Agents of Prudential Insurance distribute Prudential-branded variable, term, and universal life insurance, variable and fixed annuities, and investment and other protection products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others.

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

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, wirehouses, banks and broker-dealers. We focus on sales through intermediaries who provide life insurance solutions to protect individuals, families and businesses and support of estate and wealth transfer planning. The life insurance and annuity products offered are generally the same as those available through Prudential Agents. Our third party efforts are supported by a network of internal and external wholesalers.

Underwriting and Pricing

Life Insurance

Our life insurance underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. We require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, chest x-rays and consumer investigative reports, depending on the age of the applicant and the amount of insurance requested. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality, interest expenses, policy persistency, and premium payment pattern in pricing policies. Some of our policies are fully guaranteed. Others have current premiums/charges and interest credits that we can change subject to contractual guarantees. We routinely update the interest crediting rates on our universal life policies and on the fixed account of our variable life policies. In resetting these rates, we consider the returns on our portfolios supporting these policies, current interest rates, the competitive environment and our profit objectives.

Our operating results are affected by differences between actual mortality experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period.

Annuities

We earn asset management fees based upon the average assets of the proprietary mutual funds in our variable annuity products and mortality and expense fees and other fees for various insurance-related options and features including optional guaranteed death and living benefit features, based on average daily net asset values of the annuity separate accounts or the amount of guaranteed value. We receive administration service fees from many of our proprietary and non-proprietary mutual funds. We price our variable annuities, including optional death and living benefits based on an evaluation of risks assumed. We price our fixed annuities as well as the fixed-rate options of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities. To encourage persistency, most of our variable and fixed annuities have declining surrender or withdrawal charges for a specified number of years. In addition, the living benefits feature of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

Reserves

We establish and carry as liabilities actuarially determined reserves for future policy benefits that we believe will meet our future benefit obligations for our in force life and annuity policies, including the minimum death benefit and living benefit guarantee features of some of these policies. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, mortality and morbidity rates, expenses and margins for adverse deviation. For variable and interest-sensitive life insurance and fixed and variable annuity contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges.

Reinsurance

The Company participates in reinsurance in order to provide risk diversification, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks.

Since 2000, we have reinsured the majority of the mortality risk we assume under our newly sold individual life insurance products with both affiliated and unaffiliated companies. During 2005 and 2006, all reinsurance arrangements were with affiliated companies and the maximum amount of individual life insurance we may retain on any life is $100,000. During 2007 the reinsurance arrangements were with affiliated and unaffiliated companies and the maximum amount of individual life insurance we may retain on any life is generally $100,000. See Note 13 to the Financial Statements for more information related to these affiliated reinsurance arrangements.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (Pruco Re) providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature sold with its variable annuities.

Effective October 1, 2006, the Company entered into an agreement with an affiliated company to reinsure its universal life policies having no-lapse guarantees. The Company reinsures 90% of the net amount of mortality at risk, as well as 100% of the risk of uncollectible policy charges and fees associated with the no lapse provision of these policies.

Regulatory Environment

In order to continue to market life insurance and annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles, or “GAAP”. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are initially deferred and amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Our variable life insurance products, as well as our variable annuity products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the Securities and Exchange Commission “SEC” and the Financial Industry Regulatory Authority ”FINRA”. Federal and some state securities regulation affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including:

•	licensing to transact business,

•	licensing agents,

•	admittance of assets to statutory surplus,

•	regulating premium rates for certain insurance products,

•	approving policy forms,

•	regulating unfair trade and claims practices,

•	establishing reserve requirements and solvency standards,

•	fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values, and

•	regulating the type, amounts and valuations of investments permitted and other matters.

State insurance laws and regulations require our U.S. insurance companies to file financial statements with state insurance departments everywhere they do business, and the operations of our U.S. insurance companies and accounts are subject to examination by those departments at any time. Our U.S. insurance companies prepare statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. The National Association of Insurance Commissioners, or the NAIC, has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by all state insurance departments.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In February 2008, the New Jersey insurance regulator along with the insurance regulators of Arizona and Connecticut, completed a coordinated financial examination for the five year period ended December 31, 2006 for all of our U.S. life insurance companies as part of the normal five year examination cycle and found no material deficiencies.

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

Federal Tax Regulation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax. In addition, legislative changes could impact the amount of taxes that we pay, thereby affecting our consolidated net income.

In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 was enacted. The 2001 Act contains provisions that have over time significantly reduced individual tax rates. This has the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The 2001 Act also includes provisions that eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent’s estate. Some of these changes might hinder our sales and result in the increased surrender of insurance and annuity products.

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was enacted. Individual taxpayers are the principal beneficiaries of the 2003 Act, which includes an acceleration of certain of the income tax rate reductions enacted originally under the 2001 Act, as well as capital gains and dividend tax rate reductions. In May 2006, the Tax Increase Prevention Act of 2005 (the “2005

Act”) was enacted. The 2005 Act extends the lower tax rates on capital gains and dividends through 2010. These rate reductions had been due to expire in 2008. Although most of the other rate reductions expire after 2008 or later, these reductions have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. These changes may hinder our sales and result in increased surrender of insurance and annuity products.

The U.S. Treasury Department and the Internal Revenue Service are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. A change in the dividends received deduction, including the possible elimination of this deduction, could reduce our consolidated net income.

The products we sell have different tax characteristics, including taxable income and tax deductions. Certain of our products are significantly dependent on these characteristics, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

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

Legislative and Regulatory Reforms

Federal and state regulators are devoting substantial attention to the variable annuity business. As a result of publicity relating to widespread perceptions of industry abuses, numerous legislative and regulatory reforms have been proposed or adopted with respect to revenue sharing, market timing, late trading, suitability and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect our product offerings and, if so, to what degree.

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

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our insurance products and certain of our investment products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions, and these fluctuations and changes could adversely affect results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance products depends in part on the value of the separate accounts supporting these products, which may fluctuate substantially depending on the foregoing conditions.

•

Market conditions resulting in reductions in the value of assets we manage would have an adverse effect on the revenues and profitability of our asset management services, which depend on fees related primarily to the value of assets under management, and would decrease the value of our proprietary investments.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long term savings and protection products. Similarly, changing economic conditions can influence customer behavior including but not limited to increasing claims in certain product lines.

•

Sales of our investment-based and asset management products and services may decline, and lapses of variable life and annuity products and withdrawals of assets from other investment products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•

A market decline could result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products.

•

Hedging instruments we hold to manage foreign exchange, product, and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can also increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged.

•	Adverse capital market conditions could impact the liquidity of our investments, affecting their value and potentially resulting in higher realized and/or unrealized losses.

•

Market conditions could also impact our ability to fund foreseen and unforeseen cash and collateral requirements, potentially inhibiting our ability to perform under our obligations, support business initiatives and increasing realized losses.

The latter half of 2007 was characterized by adverse market conditions generally affecting the value and liquidity of asset-backed securities supported by sub-prime mortgages and commercial mortgage backed securities, as well as other investments we hold. These market conditions also impacted the cost of refinancing debt. These conditions have persisted into 2008 and could further deteriorate. It is uncertain how such conditions will change or when such conditions will change.

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

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC (defined below).

•

A decline in interest rates accompanied by unexpected prepayments of certain investments could result in reduced investments and a decline in our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could result in a decline in our profitability.

•	Changes in the relationship between long term and short term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results, retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, which could adversely affect our results of operations or financial condition.

Deferred policy acquisition costs, or “DAC”, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected life of the contracts. Management, on an ongoing basis, tests the DAC recorded on our balance sheet to determine if this amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits.

Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition.

A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including Prudential Insurance and our other insurance company subsidiaries. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness, and Prudential Financial’s credit ratings are important to our ability to raise capital through the issuance of debt and to the cost of such financing. A downgrade in our claims-paying or credit ratings could limit our ability to market products, reduce our competitiveness, increase the number or value of policies being surrendered, increase our borrowing costs, cause additional collateral requirements under certain agreements, and/or hurt our relationships with creditors or trading counterparties.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers, and derivative instrument counterparties, could adversely affect the value of our investments or reduce our profitability.

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

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well capitalized and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to either increase their productivity or reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel is intense. The loss of personnel could have an adverse effect on our business and profitability.

Changes in U.S. federal income tax law or in the income tax laws of other jurisdictions in which we operate could make some of our products less attractive to consumers and increase our tax costs.

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers, such as repeal of the estate tax.

For example, the Economic Growth and Tax Relief Reconciliation Act of 2001 and the Jobs and Growth Tax Relief Reconciliation Act of 2003 generally provide for lower income tax, capital gains and dividend tax rates that might have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. The Bush Administration continues to propose that many of the rate reductions pursuant to these Acts be made permanent as well as to propose several tax-favored savings initiatives. These proposals or other tax law changes might hinder our sales and result in the increased surrender of insurance and annuity products.

Congress, as well as, state and local governments, also considers from time to time legislation that could increase the amount of taxes we pay. If such legislation is adopted, our consolidated net income could decline.

For example, the U.S. Treasury Department and the Internal Revenue Service are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. A change in the dividends received deduction, including the possible elimination of this deduction, could reduce our consolidated net income.

The products we sell have different tax characteristics, including taxable income and tax deductions. Certain of our products are significantly dependent on these characteristics, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, or other factors impacting the availability of the tax characteristics generated by our products, could impact product pricing and returns.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our businesses are subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers and not necessarily our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

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

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. However, we may not be able to implement actions to mitigate the impact of Regulation XXX or Guideline AXXX on future sales of term or universal life insurance products, thereby potentially resulting in an adverse impact on returns on capital associated with these products, and possibly requiring us to reduce our sales of these products or implement measures that may be disruptive to our business.

For certain of our products, market performance impacts the level of statutory reserves we are required to hold, which impacts capital requirements and may have an adverse effect on returns on capital associated with these products.

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

Legal and regulatory actions are inherent in our businesses and could adversely affect our results of operations or financial position or harm our businesses or reputation.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Legal Proceedings”.

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

•

Pandemic disease, caused by a virus such as H5N1 (the “Avian flu” virus), could have a severe adverse effect on Prudential Financial’s business. The potential impact of such a pandemic on Prudential Financial’s results of operations and financial position is highly speculative, and would depend on numerous factors, including: the probability of the virus mutating to a form that can be passed from human to human; the rate of contagion if and when that occurs; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectibility of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

Our policies and procedures to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future misconduct by employees or employees of vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm, and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Office space is provided by Prudential Insurance, as described in the Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. We are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. In our annuity operations, we are subject to litigation involving class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third-party contracts. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our businesses and products. In addition, we, along with other participants in the businesses in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

Stewart v. Prudential, et al. is a lawsuit brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and Prudential Insurance. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. Motions for a new trial, judgment notwithstanding the verdict and remittitur were denied in June 2006. In October 2007, the Mississippi Supreme Court reversed the trial court and dismissed the case. Plaintiffs filed a motion for reconsideration, which was denied.

Our litigation and regulatory matters are subject to many uncertainties, and given its complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position. Management believes, however, that based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on our financial position.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” addresses the consolidated financial condition of Pruco Life Insurance Company as of December 31, 2007, compared with December 31, 2006, and its consolidated results of operations for the years ended December 31, 2007 and 2006.

Overview

The Company sells interest-sensitive individual life insurance and variable life insurance, term life insurance and individual fixed and variable annuities. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure as the legal barriers, which have historically segregated the markets of the financial services industry, have been changed through both legislative and judicial processes. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also marketed individual life insurance through its branch office in Taiwan. The Taiwan branch was transferred to an affiliated company on January 31, 2001, as described in the Notes to the Financial Statements. Since February 1, 2001, all insurance activity of the Taiwan branch has been ceded to an affiliated company.

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality, expense, and asset management fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of term individual life insurance. The Company earns mortality, expense, and asset management fees and servicing of separate account products including universal and variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

The Company’s profitability depends principally on its ability and Prudential Insurance’s ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual life insurance and annuity products;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our returns on invested assets, net of the amounts we credit to policyholders’ accounts;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset management fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation; and

•	our ability to manage risk and exposures.

In addition, factors such as regulation, competition, interest rates, taxes and general economic conditions affect the Company’s profitability. In some of our product lines, we share experience on mortality, morbidity, persistency and investment results with our customers, which can offset the impact of these factors on our profitability from those products.

See “Risk Factors” for a discussion of risks that could materially affect the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Consolidated Financial Statements could change significantly.

The following sections discuss the accounting policies applied in preparing our financial statements that management believes are most dependent on the application of estimates and assumptions.

Valuation of Investments

As prescribed by GAAP, we present our fixed maturity investments classified as available for sale, at fair value in the statements of financial position. The fair values for our public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for our investments in private securities such as private placement fixed maturity securities, which comprised 18% of our investments as of December 31, 2007, this information is not available. For these private fixed maturities, fair value is determined typically by using a discounted cash flow model, which relies upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions and takes into account, among other things, the credit quality of the issuer and the reduced liquidity associated with private placements. In determining the fair value of certain securities, the discounted cash flow model may also use unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset.

For our fixed maturity investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net of taxes,” a separate component of equity. In addition, investments classified as available for sale are subject to our impairment review to identify when a decline in value is other than temporary. Factors we consider in determining whether a decline in value is other than temporary include: the extent (generally if greater than 20%) and duration (generally greater than six months) of the decline; the reasons for the decline in value (credit event or interest rate related); our ability and intent to hold the investment for a period of time that will allow for a recovery of value; and the financial condition and near-term prospects of the issuer. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. When it is determined that a decline in value is other than temporary, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. In addition, for our impairment review of asset-backed fixed maturity securities with a credit rating below AA, we forecast the prospective future cash flows of the security and determine if the present value of those cash flows, discounted using the effective yield of the most recent interest accrual rate, has decreased from the previous reporting period. When a decrease from the prior reporting period has occurred and the security’s market value is less than its carrying value, the carrying value of the security is reduced to its fair value, with a corresponding charge to earnings. In both cases, this corresponding charge to earnings is referred to as an impairment. Impairments are reflected in “Realized investment gains (losses), net” in the statements of operations and are excluded from adjusted operating income. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. Accordingly, the discount (or reduced premium) based on the new cost basis is accreted into net investment income, and included in adjusted operating income in future periods based upon the amount and timing of the expected future cash flows of the security, if the recoverable value of the investment based upon those cash flows is greater than the carrying value of the investment after the impairment. The level of impairment losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Commercial loans, which comprised nearly 12% of our investments as of December 31, 2007, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. This allowance includes a loan specific portion as well as a portfolio reserve for probable incurred but not specifically identified losses. The loan specific portion, is based on management’s judgment as to ultimate collectibility of loan principal. The portfolio reserve is based on a number of factors, such as historical experience and portfolio diversification. Adjustments to the allowance are reflected in “Realized investment gains (losses), net,” in our statements of operations. Similar to impairment losses discussed above, the allowance for losses can be expected to increase when economic conditions worsen and decrease when economic conditions improve.

Future Policy Benefit Reserves

We establish reserves for future policy benefit payments to or on behalf of policyholders in the same period in which the policy is issued. These reserves relate primarily to term life, variable and universal life, and certain annuity products.

The future policy benefit reserves at December 31, 2007 represented 7% of our total liabilities and relate primarily to term life are determined in accordance with GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future expenses less the present value of future net premiums. The expected future benefits are based on mortality, lapse, and maintenance expense and interest rate assumptions. Reserves for new business are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the GAAP liabilities (i.e., reserves net of any DAC asset), the existing GAAP liabilities are adjusted to the greater amount. Our best estimate mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. We review our mortality assumptions annually. Generally, we do not expect our mortality trends to change significantly in the short term and to the extent these trends may change we expect such changes to be gradual over the long term.

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses. We amortize these deferred policy acquisition costs, over the expected life of the contracts, based on the level and timing of either gross profits, or gross premiums, depending on the type of contract. As of December 31, 2007, DAC in our life business was $1,511 billion and DAC in our annuity business was $663 million.

DAC associated with the term life policies of our domestic individual life insurance business is amortized in proportion to gross premiums. We evaluate the recoverability of our DAC related to these policies as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve for future policy benefits by the excess by means of a charge to current period earnings. Generally, we do not expect significant short term deterioration in experience, and therefore do not expect significant adjustments to the related DAC.

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

The DAC balance associated with the variable and universal life policies of our Individual Life segment as of December 31, 2007 was $1.1 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. This information considers only the effect of changes in our mortality assumptions and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

Increase/(Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$14.0
Increase in future mortality by 1%	$(14.0)

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

The future rate of return assumptions used in evaluating DAC for our domestic annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and adjust future projected returns so that the assets grow at the expected rate of return for the entire period. If the projected future rate of return is greater than our maximum future rate of return, we use our maximum future rate of return. As part of our approach for variable annuity contracts, we develop a range of total estimated gross profits each period using statistically generated rates of return that take into consideration the latest actual rates of return experienced to date. If the previously determined total estimated gross profits are greater than or less than a the current period’s range, we adjust our future rate of return assumptions accordingly, to reflect the result of the reversion to the mean approach. For variable annuities products, our expected rate of return across all asset types is 7.9% per annum, which reflects, among other assumptions, an expected rate of return of 9.5% per annum for equity type assets. The future equity rate of return used varies by product, but was under 9.5% per annum for all of our variable annuity products for our evaluation of deferred policy acquisition costs as of December 31, 2007.

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

Increase/(Reduction) in DAC
(in millions)
Increase in projected rate of return by 100 basis points	$13.6
Decrease in projected rate of return by 100 basis points	$(13.9)

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

Tax regulations require items to be included in the tax return at different times from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet recognized in our financial statements. The application of U.S. GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary to reduce our deferred tax asset to an amount that is more likely than not to be realized. Realization of certain deferred tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carry-forward periods. Although realization is not assured, management believes it is more likely than not the deferred tax assets, net of valuation allowances, will be realized.

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or (the Service), are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. A change in the dividends received deduction, including the possible elimination of this deduction, could increase our effective tax rate and reduce our consolidated income.

An increase or decrease in our effective tax rate by one percent, would have resulted in a decline or increase in consolidated income from continuing operations in 2007 of $3.1 million.

Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Service or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period.

On January 26, 2006, the Service officially closed the audit of the Company’s and its subsidiaries’ federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, our consolidated statement of operations for the year ended December 31, 2005 included an income tax benefit of $33 million, reflecting a reduction in our liability for income taxes. The statute of limitations has closed for these tax years; however, there were tax attributes in the closed years which were utilized in subsequent tax years for which the statute of limitations remains open.

In December 2006, the Service completed all fieldwork with regards to its examination of the Company’s and its subsidiaries’ federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. In July 2007, the Joint Committee returned the report to the Service for additional review of an industry issue regarding the methodology for calculating the dividends received deduction related to variable life insurance and annuity contracts. The Company is responding to the Service’s request for additional information. As discussed above, the U.S. Treasury Department and the Service are addressing through new regulations the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. The statute of limitations for the 2002-2003 tax years expires in 2009.

In January 2007, the Service began an examination of tax years 2004 through 2006. For the tax year 2007, we participated in the Service’s new Compliance Assurance Program, or CAP. Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with us on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed. It is management’s expectation this new program will significantly shorten the time period between our filing of our federal income tax return and the Service’s completion of its examination of the return.

On January 1, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN No. 48 is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements.

The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

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

The Company’s Changes in Financial Condition and Results of Operations are described below.

Changes in Financial Position

2007 versus 2006

Total assets increased by $2.855 billion, from $32.503 billion at December 31, 2006 to $35.358 billion at December 31, 2007. The largest increase was in separate account assets, which increased $2.657 billion, from $21.952 billion at December 31, 2006 to $24.609 billion at December 31, 2007, primarily due to market performance and positive net sales, in 2007. Commercial loans increased $237 million, from $508 million at December 31, 2006, to $745 million at December 31, 2007, as additional funds were invested in commercial loans.

Fixed maturities decreased by $401 million, from $4.911 billion at December 31, 2006 to $4.510 billion at December 31, 2007. The decrease was primarily driven by the sale of securities to fund the payment of a dividend to the Company’s parent, Prudential Insurance, of $300 million and the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options. Also contributing were scheduled withdrawals and maturities of guaranteed investment contracts or “GIC”, and the re-investment in commercial loans.

Cash and cash equivalents decreased by $392 million, from $485 million at December 31, 2006 to $93 million at December 31, 2007, mainly due to investment of cash accumulated at December 31, 2006 in longer term investments and to fund the $300 million dividend payment to the Company’s parent.

Reinsurance recoverables increased by $391 million, from $1.209 billion at December 31, 2006 to $1.600 million at December 31, 2007, largely as a result of continued growth of the term life in force covered under the Prudential Arizona Reinsurance Captive Company “PARCC” agreement (see Note 13 to the Consolidated Financial Statements).

Deferred policy acquisition costs increased by $215 million from $1.959 billion at December 31, 2006, to $2.174 billion at December 31, 2007, primarily driven by $490 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products, partially offset by net amortization of $288 million. Shadow DAC increased $13 million from decreased unrealized gains.

Deferred sales inducements are higher by $32 million, driven by continued sales of annuity contracts that contain these features.

Total liabilities increased by $2.917 billion, from $30.168 billion at December 31, 2006 to $33.085 billion at December 31, 2007, primarily due to separate account liabilities growth of $2.657 billion, as described above. Policyholder account balances decreased by $407 million, from $5.484 billion at December 31, 2006 to $5.077 billion at December 31, 2007, primarily due to the movement of contractholder assets from the fixed rate general account option to the variable separate account investment options in annuity products and continued maturities and surrenders of guaranteed investment contracts in 2007. Future policy benefits and other policyholder liabilities increased by $410 million, from $1.765 billion at December 31, 2006 to $2.175 billion at December 31, 2007 primarily due to increases to life reserves as a result of sales and renewals of term products, and increased reserves for the Taiwan business. The Company’s short term debt from affiliates used to provide short term working capital increased by $31 million from $25 million at December 31, 2006 to $56 million at December 31, 2007. Total securities lending activity increased by $267 million from $148 million at December 31, 2006 to $415 million at December 31, 2007. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase increased $8 million and $259 million, respectively.

Results of Operations

2007 to 2006 Annual Comparison

Net Income

Consolidated net income of $247 million for 2007 decreased $16 million from $263 million in 2006. Results for both periods include the impact of an annual review of our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs and unearned revenue reserves for our variable and universal life products and the reserves for guaranteed minimum death and income benefit features of our variable annuity products. Net income for 2007 included a $22 million benefit before taxes resulting from this annual review, primarily related to lower benefits expected under guaranteed income benefit features on variable annuity products. Net income for 2006 reflected a $121 million benefit before taxes related to the annual review, primarily resulting from increases in expected premium deposits on variable and universal life products and improvement to expected investment spreads. Absent the impacts of the annual reviews conducted in both periods, consolidated net income was $83 million higher than the prior year mainly driven by growth in fees on separate account assets resulting from market appreciation and lower realized losses.

Revenues

Consolidated revenues increased by $194 million, from $966 million in 2006 to $1.160 billion in 2007.

Policy charges and fee income, consisting primarily of mortality and expense, loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $140 million, from $548 million in 2006 to $688 million in 2007, including $79 million due to updates in both periods of our assumptions related to the amortization of unearned revenue reserves based on the annual reviews as discussed above. Absent this item, policy charges and fee income increased $61 million in 2007, reflecting growth in universal life insurance in force, higher fees from growth in separate account assets resulting from market appreciation and the sale of a large COLI case to an affiliate.

Premiums increased by $18 million from $44 million in 2006 to $62 million in 2007, due to increased term life in force net of reinsurance.

Net investment income decreased by $20 million from $401 million in 2006 to $381 million in 2007, primarily due to declining asset balances in the GIC products in 2007 with no additional sales, and the movement of contractholder assets from the fixed rate general account option to the variable separate account investment options, and a dividend payment to Prudential Insurance, of $300 million during third quarter of 2007. This was partially offset by continued investment of positive cash flows from operations, and reinvestment of net investment income in 2007.

Net realized investment losses decreased by $42 million, from realized losses of $63 million in 2006 to realized losses of $21 million in 2007, mainly due to higher sales of fixed maturities in a rising interest rate environment in 2006. Also affecting 2007 were losses of

$10 million due to mark to market on embedded derivatives associated with a dollar denominated foreign investment partially offset by a gain of $13 million related to the change in the value of an embedded derivative associated with a no lapse feature related to the universal life business (See Note 13 to Consolidated Financial Statements).

Benefits and Expenses

Total benefits and expenses increased $207 million, from $641 million in 2006 to $848 million in 2007.

General, administrative, and other expenses increased by $219 million from $309 million 2006 to $528 million 2007. General, administrative, and other expenses in 2006 were primarily driven by the annual review, discussed above, which resulted in a reduction in amortization of deferred acquisition costs of $149 million. In 2007, the annual review resulted in an increase in amortization of deferred acquisition costs of $35 million. Absent the impacts of the annual reviews conducted in both periods, general, administrative, and other expenses increased $35 million in 2007, primarily due to higher new business related expenses, and higher expense charges due to increased policy counts.

Policyholders’ benefits, including related changes in reserves, decreased by $9 million, from $120 million in 2006 to $111 million in 2007 due to lower guaranteed minimum death benefit costs in the annuities products driven by market performance. This was partially offset by higher term and other benefit reserves from growth in the life insurance book of business.

Interest credited to policyholders’ account balances decreased by $3 million, from $212 million in 2006 to $209 million in 2007. This was primarily due to lower interest credited on GIC contracts of $11 million due to continued maturities and withdrawals in the current year with no additional sales. Also contributing to this decrease were lower policyholders’ account balances for annuity products driven by movement of contractholder assets from the fixed rate general account option to the variable separate account investment option of $5 million, partially offset by an increase in growth of policyholders’ account balances of life products which increased due to higher policyholder deposits resulting from universal life sales of $13 million.

Income Tax Expense

Shown below is our income tax provision for the years ended December 31, 2007, 2006 and 2005, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Tax provision	$64,412	$62,462	$21,301
Impact of:
Non-taxable investment income	41,824	43,688	26,556
Foreign tax credits	5,203	6,773	—
Completion of Internal Revenue Service examination for the years 1997-2001 .	—	—	32,656
Other	(2,328)	916	7,763

Tax provision excluding these items	$109,111	$113,839	$88,276

Tax provision at statutory rate	$109,111	$113,839	$88,276

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109 on January 1, 2007. For additional information regarding the adoption of this guidance, see Note 7 of the Consolidated Financial Statements.

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Service, issued Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2007 results.

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

With respect to non-variable life insurance products, fixed rate annuities, the fixed rate options in our variable life insurance and annuity products, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products, excluding the fixed rate options in these products, and most separate accounts, our main exposure to the market is the risk that asset based fees decrease as a result of declines in assets under management due to changes in investment prices. We also run the risk that asset management fees calculated by reference to performance could be lower. The risk of decreased asset based and asset management fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position in the current period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Result of Operations” for a discussion of the effects of death and other benefit provisions on the results of the Company.

We manage our exposure to equity price risk relating to our general account investments primarily by seeking to match the risk profile of equity investments against risk-adjusted equity market benchmarks. We measure benchmark risk levels in terms of price volatility in relation to the market in general.

The sources of our exposure to market risk can be divided into two categories, “other than trading” activities conducted primarily in our insurance and annuity operations, and “trading” activities conducted primarily in our derivatives trading operations. As part of our management of both “other than trading” and “trading” market risks, we use a variety of risk management tools and techniques. These include sensitivity and Value-at-Risk, or VaR, measures, position and other limits based on type of risk, and various hedging methods.

Other Than Trading Activities

We hold the majority of our assets for “other than trading” activities in our insurance, annuities and guaranteed products. We incorporate asset/liability management techniques and other risk management policies and limits into the process of investing our assets. We use derivatives for hedging and other purposes in the asset/liability management process.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2007 and 2006, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 57% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2007 and 60% as of December 31, 2006 respectively.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholders’ account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short term debt with affiliates.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2007 and 2006, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2007
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available for sale		$4,510	$4,356	$(154)
Policy loans		1,079	1,000	(79)
Commercial Loans		751	705	(46)
Financial Assets with Equity Risk:
Equity Securities		30	27	(3)
Derivatives:
Futures	(333)	(1)	16	17
Swaps	182	(8)	(8)	0
Financial Liabilities with Interest Rate Risk:
Investment Contracts		(364)	(364)	0

Total Estimated Potential Loss				(265)

	December 31, 2006
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value
	(In millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available for sale		$4,911	$4,748	$(163)
Policy loans		973	904	(69)
Commercial Loans		511	484	(27)
Financial Assets with Equity Risk:
Equity Securities		30	27	(3)
Derivatives:
Futures	(179)	0	13	13
Swaps	159	(3)	(3)	0
Financial Liabilities with Interest Rate Risk:
Investment Contracts		(659)	(658)	1

				(248)

The tables above do not include approximately $6.887 billion of insurance reserve and deposit liabilities as of December 31, 2007 and $6.589 billion as of December 31, 2006. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

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

Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities or commodities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 11 to the Consolidated Financial Statements for a description of derivative activities as of December 31, 2007 and 2006. Under insurance statutes, insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. The Company uses derivative financial instruments primarily to seek to reduce market risk from changes in interest rates, foreign currency exchange rates and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities.

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

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting as of December 31, 2007 are included in the notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission, or “SEC,” is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), occurred during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART III

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Registrant. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled "Item 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm" in Prudential Financial's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 13, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the year ended December 31, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2)	Financial Statements of the Registrant and its subsidiary are listed in the accompanying “Index to Consolidated Financial Statements” on page F-1 hereof and are filed as part of this Report.

(a) (3)	Exhibits

2.	Not applicable.

3(i)(a)	The Articles of Incorporation of Pruco Life Insurance Company (as amended through October 19, 1993) are incorporated by reference to the initial Registration Statement on Form S-6 of Pruco Life Variable Appreciable Account as filed July 2, 1996, Registration No. 333-07451.

3(ii)	By-Laws of Pruco Life Insurance Company (as amended through May 6, 1997) are incorporated by reference to Form 10-Q as filed August 15, 1997, Registration No. 33-37587.

4.	Exhibits

4(a)	Modified Guaranteed Annuity Contract is incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed November 2, 1990, Registration No. 33-37587.

4(b)	Market-Value Adjustment Annuity Contract (Discovery Preferred Select variable annuity) is incorporated by reference to Form N-4, Registration No. 33-61125, filed July 19, 1995, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(c)	Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Form N-4, Registration No. 333-06701, filed June 24, 1996, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(d)	Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Registrant's Pre-Effective Amendment No. 1 to Form S-1, Registration No. 333-89530, filed September 27, 2002.

4(e)	Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity 3 variable annuity) is incorporated by reference to the Registrant’s registration statement on Form S-3, Registration No. 333-103474, filed February 27, 2003.

4(f)	Market-Value Adjustment Annuity Contract (Strategic Partners FlexElite variable annuity) is incorporated by reference to Post-Effective Amendment No. 1 to Form N-4, Registration No. 333-75702, filed February 14, 2003, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	Not applicable.

18.	None.

22.	None.

23.	Not applicable.

24.	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 14th day of March 2008.

PRUCO LIFE INSURANCE COMPANY
(Registrant)

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008.

Name	Title

/s/ Scott D. Kaplan	Chief Executive Officer,
Scott D. Kaplan	President and Director

/s/ Tucker I. Marr	Chief Financial and Accounting Officer
Tucker I. Marr	(Principal Accounting and Financial Officer)

/s/ James J. Avery*	Director
James J. Avery

/s/ Helen M. Galt*	Director
Helen M. Galt

/s/ Bernard J. Jacob*	Director
Bernard J. Jacob

/s/ David R. Odenath*	Director
David R. Odenath

/s/ Scott G. Sleyster*	Director
Scott G. Sleyster

*By:	/s/ Thomas C. Castano
Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY

Consolidated Financial Statements and

Report of Independent Registered Public Accounting Firm

December 31, 2007 and 2006

PRUCO LIFE INSURANCE COMPANY

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2007, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting is a process designed by or under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly owned subsidiary of The Prudential Insurance Company of America) and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes and for deferred acquisition costs in connection with modifications or exchanges of insurance contracts on January 1, 2007.

PricewaterhouseCoopers LLP (signed)

New York, New York

March 14, 2008

Pruco Life Insurance Company

Consolidated Statements of Financial Position

As of December 31, 2007 and 2006 (in thousands, except share amounts)

	2007	2006
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2007 - $4,470,186; 2006 - $4,850,514)	$4,509,969	$4,911,274
Policy loans	961,054	915,060
Short term investments	119,606	97,097
Commercial loans	745,223	508,094
Other long term investments	84,559	80,649

Total investments	6,420,411	6,512,174
Cash and cash equivalents	92,964	485,199
Deferred policy acquisition costs	2,174,315	1,959,431
Accrued investment income	73,968	73,589
Reinsurance recoverables	1,599,910	1,208,724
Receivables from parent and affiliates	155,990	107,798
Deferred sales inducements	215,057	182,578
Other assets	15,932	21,693
Separate account assets	24,609,488	21,952,272

TOTAL ASSETS	$35,358,035	$32,503,458

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES
Policyholders’ account balances	$5,076,654	$5,483,921
Future policy benefits and other policyholder liabilities	2,175,326	1,765,489
Cash collateral for loaned securities	142,680	134,982
Securities sold under agreement to repurchase	272,803	13,226
Income taxes payable	484,107	453,358
Short term debt to affiliates	55,863	25,348
Payables to parent and affiliates	60,207	29,427
Other liabilities	207,491	309,913
Separate account liabilities	24,609,488	21,952,272

Total liabilities	$33,084,619	$30,167,936

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)

STOCKHOLDER’S EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	455,664	454,527
Retained earnings	1,797,387	1,853,233
Accumulated other comprehensive income	17,865	25,262

Total stockholder’s equity	2,273,416	2,335,522

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$35,358,035	$32,503,458

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2007, 2006 and 2005 (in thousands)

	2007	2006	2005
REVENUES

Premiums	$61,469	$43,516	$38,029
Policy charges and fee income	688,477	547,693	564,432
Net investment income	381,394	401,436	404,045
Realized investment (losses), net	(20,683)	(62,749)	(449)
Asset management fees	24,439	18,338	17,105
Other income	24,928	18,207	12,125

Total revenues	1,160,024	966,441	1,035,287

BENEFITS AND EXPENSES

Policyholders’ benefits	111,034	120,049	98,899
Interest credited to policyholders’ account balances	208,768	212,288	234,881
General, administrative and other expenses	528,476	308,850	449,291

Total benefits and expenses	848,278	641,187	783,071

Income from operations before income taxes	311,746	325,254	252,216

Income taxes:
Current	8,570	89,034	(30,108)
Deferred	55,842	(26,572)	51,409

Total income tax expense	64,412	62,462	21,301

NET INCOME	247,334	262,792	230,915

Change in net unrealized investment (losses)/gains and changes in foreign currency translation, net of taxes	(7,397)	6,662	(55,927)

COMPREHENSIVE INCOME	$239,937	$269,454	$174,988

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Stockholder’s Equity

Periods Ended December 31, 2007, 2006 and 2005 (in thousands)

	Common Stock	Additional Paid-in- Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains(Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, January 1, 2005	$2,500	$455,377	$(1,173)	$1,359,526	$—	$74,527	$74,527	$1,890,757
Net income	—	—	—	230,915	—	—	—	230,915
Stock-based compensation programs	—	(941)	1,173	—	—	—	—	232
Contributed Capital	—	234	—	—	—	—	—	234
Change in net unrealized investment (losses), net of taxes	—	—	—	—	—	(55,927)	(55,927)	(55,927)

Balance, December 31, 2005	$2,500	$454,670	$—	$1,590,441	$—	$18,600	$18,600	$2,066,211
Net income	—	—	—	262,792	—	—	—	262,792
Stock-based compensation programs	—	(1)	—	—	—	—	—	(1)
Contributed Capital	—	(142)	—	—	—	—	—	(142)
Change in foreign currency translation adjustments, net of taxes	—	—	—	—	167	—	167	167
Change in net unrealized investment gains, net of taxes	—	—	—	—	—	6,495	6,495	6,495

Balance, December 31, 2006	$2,500	$454,527	$—	$1,853,233	$167	$25,095	$25,262	$2,335,522
Net income				247,334				247,334
Contributed Capital	—	1,137	—	—	—	—	—	1,137
Stock-based compensation programs	—	—	—	—	—	—	—	—
Dividend to Parent	—	—	—	(300,000)	—	—	—	(300,000)
Cumulative effect of changes in accounting principles, net of taxes	—	—	—	(3,180)	—	—	—	(3,180)
Change in foreign currency translation adjustments, net of taxes	—	—	—	—	462	—	462	462
Change in net unrealized investment (losses), net of taxes	—	—	—	—	—	(7,859)	(7,859)	(7,859)

Balance, December 31, 2007	$2,500	$455,664	$—	$1,797,387	$629	$17,236	$17,865	$2,273,416

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Cash Flows

Year Ended December 31, 2007, 2006 and 2005 (in thousands)

	2007	2006	2005
CASH FLOWS (Used In) FROM OPERATING ACTIVITIES:
Net income	$247,334	$262,792	$230,915
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(218,488)	(108,399)	(125,379)
Interest credited to policyholders’ account balances	208,768	212,288	234,881
Realized investment losses, net	20,683	62,749	449
Amortization and other non-cash items	(1,786)	8,292	33,064
Change in:
Future policy benefits and other insurance liabilities	410,529	318,680	206,067
Reinsurance recoverables	(378,931)	(275,898)	(167,781)
Accrued investment income	(379)	21,415	5,308
Receivables from Parent and affiliates	(12,663)	3,427	(20,823)
Payables to Parent and affiliates	30,780	6,981	18,706
Deferred policy acquisition costs	(204,979)	(306,973)	(130,540)
Income taxes payable	34,505	16,744	27,720
Deferred sales inducements	(33,879)	(43,566)	(28,552)
Other, net	(125,806)	19,553	36,804

Cash Flows (Used In) From Operating Activities	(24,312)	198,085	320,839

CASH FLOWS FROM (Used In) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	2,051,195	5,267,761	4,625,000
Policy loans	105,043	99,553	98,656
Commercial loans	30,954	52,131	1,805
Payments for the purchase of:
Fixed maturities available for sale	(1,668,443)	(4,060,433)	(4,842,469)
Policy loans	(110,683)	(96,587)	(83,116)
Commercial loans	(269,135)	(292,232)	(270,950)
Notes receivable from parent and affiliates, net	(34,801)	(28,465)	(10,001)
Other long term investments, net	(34,389)	(17,357)	(5,127)
Short term investments, net	(22,550)	16,691	(12,953)

Cash Flows From (Used In) Investing Activities	47,191	941,062	(499,155)

CASH FLOWS (Used In) FINANCING ACTIVITIES:
Policyholders’ account deposits	3,057,251	2,716,760	2,233,293
Policyholders’ account withdrawals	(3,464,702)	(3,128,127)	(2,768,247)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	267,275	(278,026)	(29,739)
Dividend to parent	(300,000)	—	—
Contributed capital	—	—	234
Net change in financing arrangements (maturities 90 days or less)	25,062	(122,565)	157,252

Cash Flows (Used In) Financing Activities	(415,114)	(811,958)	(407,207)

Net increase (decrease) in cash and cash equivalents	(392,235)	327,189	(585,523)
Cash and cash equivalents, beginning of year	485,199	158,010	743,533

CASH AND CASH EQUIVALENTS, END OF YEAR	$92,964	$485,199	$158,010

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)	$29,905	$45,715	$(6,418)

Interest paid	$590	$2,788	$4,018

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

1. BUSINESS

Pruco Life Insurance Company, or “the Company,” is a stock life insurance company, organized in 1971 under the laws of the state of Arizona. Pruco Life Insurance Company is licensed to sell interest sensitive individual life insurance, variable life insurance, term life insurance, variable and fixed annuities, in the District of Columbia, Guam and in all states except New York. Pruco Life Insurance Company also had marketed individual life insurance through its branch office in Taiwan. The branch office was transferred to an affiliated Company on January 31, 2001, as described in (Note 13 to the Consolidated Financial Statements).

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

The Company is a wholly owned subsidiary of The Prudential Insurance Company of America or “Prudential Insurance”, an insurance company founded in 1875 under the laws of the state of New Jersey. On December 18, 2001 or, “the date of demutualization,” Prudential Insurance converted from a mutual life insurance company to a stock life insurance company and became an indirect wholly owned subsidiary of Prudential Financial, Inc. or “Prudential Financial.”

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Pruco Life Insurance Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, “GAAP.” The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, (as more fully described in Note 13 to the Consolidated Financial Statements). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

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

The most significant estimates include those used in determining deferred policy acquisition costs or “DAC”, investments, future policy benefits, provision for income taxes, reserves of contingent liabilities and reserves for losses in connection with unresolved legal matters.

Investments

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. The amortized cost of fixed maturities is written down to fair value if a decline in value is considered to be other than temporary. See the discussion below on realized gains and losses for a description of the accounting for impairment adjustments. Unrealized gains and losses on fixed maturities “available for sale”, including the effect on deferred policy acquisition costs and policyholders’ account balances that would result from the realization of unrealized gains and losses are included in “Accumulated other comprehensive income (loss).”

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Policy loans are carried at unpaid principal balances.

Equity securities are comprised of common stock and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax and the effect on deferred policy acquisition costs, valuation of business acquired, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividend income from these investments is reported in “Net investment income.”

Commercial loans are carried at unpaid principal balances, net of unamortized premiums or discounts and an allowance for losses. Interest income, as well as prepayment fees and the amortization of related premiums or discounts, is included in “Net investment income.” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. These loans are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income, according to management’s judgment as to the collectibility of principal. Management discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when management has doubts about collectibility. When a loan is recognized as non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses considers the Company’s past loan loss experience, the current credit composition of the portfolio, historical credit migration, property type diversification, default and loss severity statistics and other relevant factors. The changes in the allowance for loan losses, are reported in “Realized investment (losses), net.”

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short term in nature, and therefore, the carrying amounts of these instruments approximate fair value. Securities repurchase and resale agreements are collateralized by cash, U.S. government and government agency securities. Securities loaned are collateralized principally by cash and U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short term investments or fixed maturities.

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

Short term investments consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other long term investments consist of the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s share of net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

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

Cash and cash equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, money market instruments, and other debt issues with maturities of three months or less when purchased. The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.

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

The Company and Prudential Insurance have offered programs under which policyholders, for a selected product or group of products, can exchange an existing policy or contract issued by the Company or Prudential Insurance for another form of policy or contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense an estimate of the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, the unamortized DAC on the surrendered policies is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new policies have terms that are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies. The Company has adopted Statement of Position (“SOP”) 05-1 “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” on January 1, 2007. See “New Accounting Pronouncements.”

Reinsurance recoverables

Reinsurance recoverables include corresponding payables and receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 13 to the Financial Statements.

Separate account assets and liabilities

Separate account assets are reported at fair value and represent segregated funds, which are invested for certain policyholders, pension funds and other customers. The assets consist of equity securities, fixed maturities, real estate related investments, real estate mortgage loans and short term investments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities represent the contractholder’s account balance in separate account assets . See Note 8 to the Consolidated Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and gains or losses for separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset management fees charged to the accounts are included in “Asset management fees.”

Deferred sales inducements

The Company provides sales inducements to contractholders, which primarily include an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. They are amortized using the same methodology and assumptions used to amortize deferred policy acquisition costs. The amortization expense is included as a component of interest credited to policyholders’ account balances. As of December 31, 2007 and 2006, deferred sales inducement costs were $215 million and $183 million, respectively.

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

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For life insurance, and annuity and disability products, expected mortality and morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation.

The Company’s liability for future policy benefits also includes a liability for unpaid claims and claim adjustment expenses. The Company does not establish claim liabilities until a loss has occurred. However, unpaid claims and claim adjustment expenses includes estimates of claims that the Company believes have been incurred but have not yet been reported as of the balance sheet date. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 8.

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

Certain individual annuity contracts provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 8. The Company also provides contracts with certain living benefits which are considered embedded derivatives. These contracts are discussed in further detail in Note 8.

Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

Asset management fees

The Company receives asset management fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds (see Note 13 to the Consolidated Financial Statements). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than Prudential Insurance. Asset management fees are recognized as income when earned.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the value of securities or commodities. Derivative financial instruments used by the Company may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivatives are recorded as assets, within “Other long term investments,” or as liabilities, within “Other liabilities,” in the Consolidated Statement of Financial Position except for embedded derivatives, which are recorded in the Consolidated Statement of Financial Position with the associated host contract. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating or investing activities section in the Consolidated Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), or (4) a derivative entered into as an economic hedge that does not qualify for hedge accounting. During the years ended December 31, 2007, 2006 and 2005 derivatives qualifying for hedge accounting were not material.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Consolidated Statements of Operations. The Company plans to adopt this guidance effective January 1, 2008. The Company’s adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. See Note 7 for details regarding the adoption of this pronouncement.

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

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs, including deferred policy acquisition costs, valuation of business acquired and deferred sales inducements, on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted SOP 05-1 on January 1, 2007, which resulted in a net after-tax reduction to retained earnings of $2.5 million.

The cumulative effect of change in accounting principles net of taxes was $3.2 million, representing $2.5 million related to the adoption of SOP 05-1 and $0.7 related to the adoption of Fin No. 48.

Reclassifications

Certain amounts in the prior years have been reclassified to conform to the current year presentation.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS

Fixed Maturities:

The following tables provide additional information relating to fixed maturities as of December 31:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$123,058	$1,923	$—	$124,981
Obligations of U.S. States, and political subdivisions	121,405	3,445	125	124,725
Foreign government bonds	40,632	5,447	—	46,079
Residential mortgage-backed securities	550,536	12,669	480	562,725
Commercial mortgage-backed securities	507,596	6,242	699	513,139
Asset-Backed Securities	665,332	3,291	22,666	645,957
Corporate securities	2,461,627	52,496	21,760	2,492,363

Total fixed maturities, available for sale	$4,470,186	$85,513	$45,730	$4,509,969

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$32,117	$380	$92	$32,405
Obligations of U.S. States, and political subdivisions	105,339	3,252	147	108,444
Foreign government bonds	41,428	5,437	59	46,806
Residential mortgage-backed securities	553,529	8,281	930	560,880
Commercial mortgage-backed securities	247,929	4,431	222	252,138
Asset-Backed Securities	1,096,556	3,959	4,841	1,095,674
Corporate securities	2,773,616	60,175	18,864	2,814,927

Total fixed maturities, available for sale	$4,850,514	$85,915	$25,155	$4,911,274

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

The amortized cost and estimated fair value of fixed maturities, by contractual maturities at December 31, 2007 is shown below:

	Available for sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$285,992	$288,103
Due after one year through five years	1,318,863	1,346,332
Due after five years through ten years	750,705	757,307
Due after ten years	391,162	396,407
Residential mortgage-backed securities	550,536	562,725
Commercial mortgage-backed securities	507,596	513,139
Asset-Backed Securities	665,332	645,956

Total	$4,470,186	$4,509,969

Actual maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

Proceeds from the sale of fixed maturities available for sale during 2007, 2006, and 2005, were $1,488 million, $4,378 million, and $3,553 million, respectively. Proceeds from the maturity of fixed maturities available for sale during 2007, 2006, and 2005, were $554 million, $781 million, and $1,080 million, respectively. Gross gains of $14 million, $16 million, and $26 million and gross losses of $6 million, $74 million, and $26 million were realized on those sales during 2007, 2006, and 2005, respectively.

Writedowns for impairments, which were deemed to be other than temporary for fixed maturities during 2007, 2006 and 2005 were $3 million, $1 million, and $1 million, respectively.

Other Long term Investments

The following table provides information relating to other long term investments as of December 31:

	2007	2006
	(in thousands)
Company’s investment in Separate accounts	$46,028	$38,738
Equity securities	30,107	29,683
Joint ventures and limited partnerships	27,757	15,201
Trading account assets	1,164	—
Derivatives	(20,497)	(2,973)

Total other long- term investments	$84,559	$80,649

The Company’s share of net income (loss) from the joint ventures was $2.0 million, $0.4 million, and $(0.7) million for each of the years ended December 31, 2007, 2006, and 2005, respectively, and is reported in “Net investment income.”

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

Investment Income and Investment Gains and Losses

Net investment income arose from the following sources for the years ended December 31:

	2007	2006	2005
	(in thousands)
Fixed maturities, available for sale	$283,526	$322,832	$354,943
Policy loans	50,776	48,493	47,368
Commercial loans	37,174	22,662	6,367
Short term investments and cash equivalents	25,064	25,564	15,898
Other	7,213	7,258	6,391

Gross investment income	403,753	426,809	430,967
Less: investment expenses	(22,359)	(25,373)	(26,922)

Net investment income	$381,394	$401,436	$404,045

Realized investment (losses)/ gains, net including charges for other than temporary reductions in value, for the years ended December 31, were from the following sources:

	2007	2006	2005
	(in thousands)
Fixed maturities, available for sale	$5,159	$(59,482)	$(1,722)
Derivatives	(24,926)	(2,437)	3,385
Other	(916)	(830)	(2,112)

Realized investment (losses)/gains, net	$(20,683)	$(62,749)	$(449)

Commercial Loans

The Company’s commercial loans are comprised as follows as at December 31:

	2007		2006
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Collateralized loans by property type
Industrial buildings	$178,873	23.9%	$124,464	24.3%
Retail stores	119,528	15.9%	107,401	21.1%
Apartment complexes	129,559	17.3%	86,844	17.0%
Office buildings	131,557	17.5%	78,463	15.3%
Agricultural properties	67,049	8.9%	43,122	8.4%
Other	123,174	16.5%	71,238	13.9%

Total collateralized loans	749,740	100.0%	511,532	100.0%

Valuation allowance	(4,517)		(3,438)

Total net collateralized loans	745,223		508,094

Total commercial loans	$745,223		$508,094

The commercial loans are geographically dispersed throughout the United States with the largest concentrations in California (22%) and New Jersey (11%) at December 31, 2007.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2007	2006	2005
	(in thousands)
Allowance for losses, beginning of year	$3,438	$2,270	$—
Addition of allowance for losses	1,079	1,168	2,270

Allowance for losses, end of year	$4,517	$3,438	$2,270

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

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs	Policyholders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
Balance, January 1, 2005	$225,155	$(130,981)	$20,888	$(40,535)	$74,527
Net investment (losses) on investments arising during the period	(179,640)	—	—	62,491	(117,149)
Reclassification adjustment for losses included in net income	1,534	—	—	(537)	997
Impact of net unrealized investment gains on deferred policy acquisition costs	—	103,437	—	(36,203)	67,234
Impact of net unrealized investment gains on policyholders’ account balances	—	—	(10,783)	3,774	(7,009)

Balance, December 31, 2005	$47,049	$(27,544)	$10,105	$(11,010)	$18,600
Net investment gains on investments arising during the period	76,107	—	—	(27,198)	48,909
Reclassification adjustment for gains included in net income	(59,142)	—	—	20,700	(38,442)
Impact of net unrealized investment (losses) on deferred policy acquisition costs	—	(10,546)	—	3,691	(6,855)
Impact of net unrealized investment losses on policyholders’ account balances	—	—	4,435	(1,552)	2,883

Balance, December 31, 2006	$64,014	$(38,090)	$14,540	$(15,369)	$25,095
Net investment (losses) on investments arising during the period	(25,373)	—	—	8,279	(17,094)
Reclassification adjustment for (losses) included in net income	5,319	—	—	(1,862)	3,457
Impact of net unrealized investment gains on deferred policy acquisition costs	—	13,071	—	(4,575)	8,496
Impact of net unrealized investment gains on policyholders’ account balances	—	—	(4,182)	1,464	(2,718)

Balance, December 31, 2007
	$43,960	$(25,019)	$10,358	$(12,063)	$17,236

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

The table below presents net unrealized gains on investments by asset class at December 31,

	2007	2006	2005
	(in thousands)
Fixed maturities, available for sale	$39,782	$60,760	$42,007
Other long term investments	4,178	3,254	5,042

Unrealized gains on investments	$43,960	$64,014	$47,049

Included in other long term investments are equity securities.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of December 31, 2007 and 2006 respectively:

	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale: 2007

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$241,430	$11	$2,907	$113	$244,337	$124
Foreign government bonds	40,632	—	—	—	40,632	—
Corporate securities	2,096,194	11,824	343,673	9,937	2,439,867	21,761
Residential mortgage-backed securities	529,566	60	20,489	420	550,055	480
Commercial mortgage-backed securities	499,449	696	7,448	4	506,897	700
Asset-Backed Securities	477,664	18,395	165,002	4,272	642,666	22,667

Total	$3,884,935	$30,986	$539,519	$14,746	$4,424,454	$45,732

Fixed maturities, available for sale: 2006

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$10,782	$41	$9,995	$198	$20,777	$239
Foreign government bonds	5,695	15	2,663	45	8,358	60
Corporate securities	363,697	4,034	540,307	14,830	904,004	18,864
Residential mortgage-backed securities	25,626	68	37,363	861	62,989	929
Commercial mortgage-backed securities	39,846	143	6,901	79	46,747	222
Asset-Backed Securities	349,559	323	144,421	4,518	493,980	4,841

Total	$795,205	$4,624	$741,650	$20,531	$1,536,855	$25,155

As of December 31, 2007, gross unrealized losses on fixed maturities totaled $45.7 million comprising 885 issuers. Of this amount, there was $30.9 million in the less than twelve months category comprising 810 issuers and $14.8 million in the greater than twelve months category comprising 75 issuers. There were 2 individual issuers with gross unrealized losses greater than $2 million. The gross unrealized losses of less than twelve months are comprised of $24.2 million of investment grade securities. Approximately $9.6 million of gross unrealized losses of twelve months or more were concentrated in the asset backed, services and manufacturing sectors. Based on a review of the above information in conjunction with other factors as outlined in our policy surrounding other than temporary impairments (see Note 2 to the Consolidated Financial Statements), we have concluded that an adjustment for other than temporary impairments for these securities was not warranted at December 31, 2007.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

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

Securities Pledged, Restricted Assets and Special Deposits

The Company pledges investment securities it owns to unaffiliated parties through certain transactions including securities lending, securities sold under agreements to repurchase, and futures contracts. At December 31, 2007 and 2006, the carrying value of fixed maturities available for sale pledged to third parties as reported in the Consolidated Statements of Financial Position were $408 million and $142 million, respectively.

Fixed maturities of $4 million at December 31, 2007 and 2006 were on deposit with governmental authorities or trustees as required by certain insurance laws.

4. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2007	2006	2005
	(in thousands)
Balance, beginning of year	$1,959,431	$1,663,003	$1,429,027
Capitalization of commissions, sales and issue expenses	490,422	383,410	340,260
Amortization	(285,443)	(76,436)	(209,721)
Change in unrealized investment gains/(losses)	13,071	(10,546)	103,437
Impact of adoption of SOP 05-1	(3,166)	—	—

Balance, end of year	$2,174,315	$1,959,431	$1,663,003

Deferred acquisition costs include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Reinsurance Captive Company or “PARCC,” discussed in Note 13 to the Consolidated Financial Statements below. Ceded capitalization in the above table amounted to $123 million, $85 million and $69 million in 2007, 2006 and 2005 respectively. Amortization amounted to $16 million, $16 million and $17 million in 2007, 2006 and 2005 respectively.

5. POLICYHOLDERS’ LIABILITIES

Future policy benefits at December 31, are as follows:

	2007	2006
	(in thousands)
Life insurance – domestic	$1,390,687	$1,060,657
Life insurance – Taiwan	650,384	592,649
Individual and group annuities	49,625	48,625
Policy claims and other contract liabilities	84,630	63,558

Total future policy benefits	$2,175,326	$1,765,489

Life insurance liabilities include reserves for death benefits and other policy benefits. Individual and Group annuity liabilities include reserves for annuities with life contingencies that are in payout status.

Future policy benefits for domestic and Taiwan individual non-participating traditional life insurance policies are generally equal to the aggregate of (1) the present value of future benefit payments and related expenses, less the present value of future net premiums, and (2) any premium deficiency reserves. Assumptions as to mortality and persistency are based on the Company’s experience,

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

5. POLICYHOLDERS’ LIABILITIES (continued)

and in certain instances, industry experience, when the basis of the reserve is established. Interest rates range from 2.50% to 8.25% for setting domestic insurance reserves and 6.18% to 7.43% for setting Taiwan reserves.

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of present values range from 1.06% to 14.75%, with approximately 23.47% of the reserves based on an interest rate in excess of 8.00%. The interest rate used in the determination of group annuities reserves is 14.75%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience. The interest rates used in the determination of the present values range from 4.04% to 5.85%.

Policyholders’ account balances at December 31, are as follows:

	2007	2006
	(in thousands)
Interest-sensitive life contracts	$3,244,881	$3,021,582
Individual annuities	1,348,884	1,650,069
Guaranteed investment contracts and guaranteed interest accounts	245,156	568,028
Dividend accumulations and other	237,733	244,242

Total policyholders’ account balances	$5,076,654	$5,483,921

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates range from 3.00% to 5.35% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 1.06% to 13.00%, with less than 1.00% of policyholders’ account balances with interest crediting rates in excess of 8.00%. Interest crediting rates for guaranteed interest accounts range from 3.00% to 6.00%. Interest crediting rates range from 1.50% to 6.23% for dividend accumulations and other.

6. REINSURANCE

The Company participates in reinsurance, with Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Capitive Company “PARCC”, Universal Prudential Arizona Reinsurance Captive “UPARC” and other companies, in order to provide risk diversification, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability reassumed by the Company is considered to be remote.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Reinsurance, Ltd. (“Pruco Re”) providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

6. REINSURANCE (continued)

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

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, are as follows:

	2007	2006	2005
	(in thousands)
Direct premiums and policy charges and fee income	$1,604,200	$1,279,125	$1,159,167
Reinsurance ceded	(854,254)	(687,916)	(556,706)

Premiums and policy charges and fee income	749,946	591,209	602,461

Policyholders’ benefits ceded	$434,522	$362,945	$294,674

Realized capital gains ceded, net	$35,557	$16,100	$—

Reinsurance premiums ceded for interest-sensitive life products is accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Realized capital gains ceded include the reinsurance of the Company’s derivatives under SFAS No. 133. Changes in the fair value of the derivatives are recognized through “Realized investment gains”. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. The Company also sells certain universal life products that contain a no lapse guarantee provision. The Company entered into an agreement with an affiliate (See Note 13 to the Consolidated Financial Statements) to reinsure these guarantees. These reinsurance agreements are derivatives and have been accounted for in the same manner as the embedded derivative.

Reinsurance recoverables, included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2007	2006
	(in thousands)
Domestic life insurance – affiliated	$947,616	$616,707
Domestic life insurance – unaffiliated	1,910	(632)
Taiwan life insurance-affiliated	650,384	592,649

	$1,599,910	$1,208,724

Substantially all reinsurance contracts are with affiliates as of December 31, 2007 and 2006. These contracts are described further in Note 13 of the Consolidated Financial Statements.

The gross and net amounts of life insurance in force at December 31, were as follows:

	2007	2006	2005
		(in thousands)
Life insurance face amount in force	$388,072,515	$307,804,610	$253,768,618
Ceded	(346,204,265)	(271,758,791)	(221,900,847)

Net amount of life insurance in force	$41,868,250	$36,045,819	$31,867,771

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

7. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, are as follows:

	2007	2006	2005
	(in thousands)
Current tax (benefit) expense:
U.S.	$8,570	$89,030	$(30,108)
Foreign	—	4	—

Total	8,570	89,034	(30,108)

Deferred tax expense (benefit):
U.S.	55,842	(26,572)	51,409

Total	55,842	(26,572)	51,409

Total income tax expense on income from operations	$64,412	$62,462	$21,301
Other comprehensive (loss) income	(3,062)	4,454	(29,525)
Cumulative effect of changes in accounting policy	(693)	—	—

Total income tax expense	$60,657	$66,916	$(8,224)

The income tax expense for the years ended December 31, differs from the amount computed by applying the expected federal income tax rate of 35% to income from operations before income taxes and cumulative effect of accounting change for the following reasons:

	2007	2006	2005
	(in thousands)
Expected federal income tax expense	$109,111	$113,839	$88,276
Non taxable investment income	(41,824)	(43,688)	(26,556)
Tax credits	(5,203)	(6,773)	—
IRS settlement for examination period 1997 to 2001	—	—	(32,656)
Other	2,328	(916)	(7,763)

Total income tax expense	$64,412	$62,462	$21,301

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2007	2006
	(in thousands)
Deferred tax assets
Insurance reserves	$124,182	$121,208
Investments	15,371	19,477
Other	4,265	563

Deferred tax assets	143,818	141,248

Deferred tax liabilities
Deferred acquisition costs	582,578	525,774
Net unrealized gains on securities	17,801	20,301
Other	1,643	1,954

Deferred tax liabilities	602,022	548,029

Net deferred tax liability	$458,204	$406,781

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

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an Interpretation of FASB Statement No. 109. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Adoption of FIN No. 48 resulted in an increase to the Company’s income tax liability and a decrease to retained earnings of $0.7 million as of January 1, 2007.

The Company’s unrecognized tax benefits as of the date of adoption of FIN No. 48 and as of December 31, 2007 are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in thousands)
Amounts as of January 1, 2007	$45,118	$6,608	$51,726

(Decreases) in unrecognized tax benefits taken in prior period	0	(826)	(826)
Increases in unrecognized tax benefits taken in current period	0	0	0

Amount as of December 31, 2007	$45,118	$5,782	$50,900

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2007	$45,118	$0	$45,118

The Company classifies all interest and penalties related to tax uncertainties as income tax expense. In 2007, the Company recognized $0.7 million in the statement of operations and recognized $4.8 million in liabilities in the statement of financial position for tax-related interest and penalties.

The Company's liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (the Service) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (tax attributes), the statute of limitations does not close, to the extent of these tax attributes, until the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

On January 26, 2006, the Service officially closed the audit of the Company’s consolidated federal income tax returns for the 1997 to 2001 periods. As a result of certain favorable resolutions, the Company’s consolidated statement of operations for the year ended December 31, 2005 included an income tax benefit of $33 million, reflecting a reduction in the Company’s liability for income taxes. The statute of limitations has closed for these tax years; however, there were tax attributes which were utilized in subsequent tax years for which the statute of limitations remains open.

In December 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007. In July 2007, the Joint Committee returned the report to the Service for additional review of an industry issue regarding the methodology for calculating the dividends received deduction related to variable life insurance and annuity contracts. The Company is responding to the Service’s request for additional information. In August 2007, the Service issued Revenue Ruling 2007-54. Revenue Ruling 2007-54 included among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on the Company’s 2007 results. The statute of limitations for the 2002-2003 tax years expires in 2009.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

7. INCOME TAXES (continued)

In January 2007, the Service began an examination of tax years 2004 through 2006. For tax year 2007, the Company participated in the Service’s new Compliance Assurance Program (CAP). Under CAP, the Service assigns an examination team to review completed transactions contemporaneously during the 2007 tax year in order to reach agreement with the Company on how they should be reported in the tax return. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax return is filed It is management’s expectation this new program will significantly shorten the time period between the Company’s filing of its federal income tax return and the Service’s completion of its examination of the return.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2007 and 2006 there were no gains or losses on transfers of assets from the general account to a separate account.

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of benefits that are payable at annuitization or withdrawal, the net amount at risk is generally defined as the present value of the minimum guaranteed annuity payments available to the contractholder determined in accordance with the terms of the contract in excess of the current account balance. The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2007 and 2006 the Company had the following guarantees associated with these contracts, by product and guarantee type:

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

	December 31, 2007		December 31, 2006
	In the Event of Death	At Annuitization / Accumulation (1)	In the Event of Death	At Annuitization / Accumulation (1)
	( in thousands)		( in thousands)
Variable Annuity Contracts
Return of net deposits
Account value	$4,997,756	N/A	$3,646,205	N/A
Net amount at risk	$4,104	N/A	$1,834	N/A
Average attained age of contractholders	62 years	N/A	62 years	N/A
Minimum return or contract value
Account value	$11,355,802	$7,028,798	$10,995,201	$4,980,649
Net amount at risk	$739,233	$59,013	$854,303	$1,029
Average attained age of contractholders	65 years	61 years	65 years	60 years
Average period remaining until earliest expected annuitization	N/A	6 years	N/A	5 years
(1) Includes income and withdrawal benefits as described herein

Market value adjusted annuities	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value
Account value	$204,459	$202,853	$251,407	$254,561

	December 31, 2007	December 31, 2006
	In the Event of Death
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
No Lapse Guarantees
Separate account value	$2,194,765	$2,070,319
General account value	$976,679	$781,701
Net amount at risk	$43,309,645	$41,159,955
Average attained age of contractholders	48 years	47 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2007	December 31, 2006
	(in thousands)
Equity funds	$9,126,548	$9,601,656
Bond funds	590,295	621,970
Balanced funds	4,763,978	2,303,074
Money market funds	328,323	289,776
Specialty funds	136,383	83,967

Total	$14,945,527	$12,900,443

In addition to the above mentioned amounts invested in separate account investment options, $1.408 billion and $1.741 billion of account balances of variable annuity contracts with guarantees (inclusive of contracts with MVA features) were invested in general account investment options in 2007 and 2006 respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Liabilities For Guaranteed Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum income and withdrawal benefits (“GMIWB”), are considered to be bifurcated embedded derivatives under SFAS No. 133. Changes in the fair value of these derivatives, along with any fees received or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” The liabilities for GMWB, and GMIWB are included in “Future policy benefits.” The Company maintains a portfolio of derivative investments that serve as an economic hedge of the risks of these products, for which the changes in fair value are also recorded in “Realized investment gains (losses), net.” This portfolio of derivatives investments does not qualify for hedge accounting treatment under U.S. GAAP.

	GMDB	GMIB	GMIWB	Total
	(in thousands)
Balance as of January 1, 2005	$43,837	$7,425	$—	$51,262
Incurred guarantee benefits (1)	25,021	4,941	(1,370)	28,592
Paid guarantee benefits	(16,663)	—	—	(16,663)

Balance as of December 31, 2005	$52,195	$12,366	$(1,370)	$63,191
Incurred guarantee benefits (1)	32,632	5,370	(6,966)	31,036
Paid guarantee benefits	(15,779)	—	—	(15,779)

Balance as of December 31, 2006	$69,048	$17,736	$(8,336)	$78,448
Incurred guarantee benefits (1)	33,005	(8,831)	43,569	67,743
Paid guarantee benefits	(11,198)	—	—	(11,198)

Balance as of December 31, 2007	$90,855	$8,905	$35,233	$134,993

(1)	Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates effecting the reserves. Also includes changes in the fair value of features considered to be derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The GMIB liability is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue (or, in the case of acquired contracts, at the acquisition date), the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

The GMIWB features predominantly present a benefit that provides a contractholder with two optional methods to receive guaranteed minimum payments over time— a “withdrawal” option (available on only one of registrant’s GMIWB features) and an “income” option (available under each of registrant’s GMIWB features). The withdrawal option guarantees that, upon the election of such benefit, a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of: (1) the account value on the date of first withdrawal; (2) cumulative premiums when withdrawals commence, less cumulative withdrawals plus a minimum return; or (3) the highest contract value on a specified date minus any withdrawals. The income option guarantees that a contractholder can withdraw a specified percentage of the

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

8. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

“protected value” each year for the annuitant’s life (or joint lives, in the case of the spousal version of the benefit). The Company has several variations of this GMIWB that vary, among other things, with regard to how the protected value is calculated and how the customer may make withdrawals.

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

	2007	2006	2005
	((in thousands)
Balance, beginning of year	$182,578	$139,012	$110,460
Capitalization	57,253	57,302	43,349
Amortization	(24,774)	(13,736)	(14,797)

Balance, end of year	$215,057	$182,578	$139,012

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

Statutory net income (loss) for the Company amounted to $61 million, $499 million, and $2 million for the years ended December 31, 2007, 2006, and 2005, respectively. Statutory surplus of the Company amounted to $773 million and $1,020 million at December 31, 2007 and 2006, respectively. The Company obtained reinsurance in October 2006 on the portion of Universal life business containing no lapse guarantees, from an affiliate. This affiliated reinsurance agreement mitigates surplus strain and is discussed further in Note 13 to the Consolidated Financial Statements.

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the Arizona Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, the Company would be permitted a dividend distribution of up to $57 million without prior approval in 2007. The Company paid a dividend of $102 million, and returned capital of $198 million, to its parent company in 2007. In 2006, there were no dividends paid or a return of capital to the parent company.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

10. FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

Fixed maturities

The fair values of public fixed maturity securities are based on quoted market prices or estimates from independent pricing services. However, for investments in private placement fixed maturity securities, this information is not available. For these private investments, the fair value is determined typically by using a discounted cash flow model, which considers current market credit spreads for publicly traded issues with similar terms by companies of comparable credit quality, and an additional spread component for the reduced liquidity associated with private placements. This additional spread component is determined based on surveys of various third party financial institutions. Historically, changes in estimated future cash flows or the assessment of an issuer’s credit quality have been the more significant factors in determining fair values. In determining the fair value of certain fixed maturity securities, the discounted cash flow model may also use unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the security.

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

The following table discloses the carrying amounts and fair values of the Company’s financial instruments at December 31:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:

Fixed maturities, available for sale	$4,509,969	$4,509,969	$4,911,274	$4,911,274
Policy loans	961,054	1,079,129	915,060	973,206
Short term investments	119,606	119,606	97,097	97,097
Commercial Loans	745,223	750,581	508,094	510,985
Cash and cash equivalents	92,964	92,964	485,199	485,199
Separate account assets	24,609,488	24,609,488	21,952,272	21,952,272
Derivatives	(20,497)	(20,497)	(2,973)	(2,973)
Equity Securities	30,107	30,107	29,683	29,683

Financial liabilities:

Investment contracts	$363,730	$363,730	$660,631	$659,100
Cash collateral for loaned securities	142,680	142,680	134,982	134,982
Securities sold under agreements to repurchase	272,803	272,803	13,226	13,226
Short Term Debt to affiliates	55,863	55,863	25,348	25,348
Separate account liabilities	24,609,488	24,609,488	21,952,272	21,952,272

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

11. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Exchange-traded futures are used by the Company to reduce risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of underlying referenced securities, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures transactions with regulated futures commissions merchants that are members of a trading exchange.

Currency derivatives, including currency swaps, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

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

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, or a basket of names in a first to default structure, and in return receive a quarterly premium. With single name credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. With first to default baskets, the premium generally corresponds to a high proportion of the sum of the credit spreads of the names in the basket. If there is an event of default by the referenced name or one of the referenced names in a basket, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security. In addition to selling credit protection, the Company may purchase credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Embedded Derivatives

As described in Note 8, the Company sells variable annuity products which contain embedded derivatives. The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. The Company also sells certain universal life products that contain a no lapse guarantee provision. The Company entered into an agreement with an affiliate (See Note 13 to the Consolidated Financial Statements) to reinsure these guarantees that are accounted for in the same manner as the embedded derivative. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

11. DERIVATIVE INSTRUMENTS (continued)

Credit Risk

The Company is exposed to credit-related losses in the event of nonperformance by counterparties that is related to the financial derivative transactions. The Company manages credit risk by entering into derivative transactions with major commercial and investment banks and other creditworthy counterparties, and by obtaining collateral where appropriate and by limiting its single party credit exposures.

The credit exposure of the Company’s over-the-counter (OTC) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date. Substantially all of the Company’s over-the-counter derivative contracts are transacted with an affiliate. The Company effects exchange-traded futures and options transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of nonperformance by counterparties to such financial instruments.

12. COMMITMENTS, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $23 million of commercial loans in 2007. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $42 million in 2007.

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

Litigation and Regulatory Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. We are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. In our annuity operations, we are subject to litigation involving class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third-party contracts. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our businesses and products. In addition, we, along with other participants in the businesses in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties are seeking large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

Stewart v. Prudential, et al. is a lawsuit brought in the Circuit Court of the First Judicial District of Hinds County, Mississippi by the beneficiaries of an alleged life insurance policy against the Company and Prudential Insurance. The complaint alleges that the Prudential defendants acted in bad faith when they failed to pay a death benefit on an alleged contract of insurance that was never delivered. In February 2006, the jury awarded the plaintiffs $1.4 million in compensatory damages and $35 million in punitive damages. Motions for a new trial, judgment notwithstanding the verdict and remittitur were denied in June 2006. In October 2007, the Mississippi Supreme Court reversed the trial court and dismissed the case. Plaintiffs filed a motion for reconsideration, which was denied.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

12. COMMITMENTS, CONTINGENCIES AND LITIGATION AND REGULATORY MATTERS (continued)

Our litigation and regulatory matters are subject to many uncertainties, and given its complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position. Management believes, however, that based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on our financial position.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. Beginning in 2003, general and administrative expenses also includes allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $0.4 million for the twelve months ended December 31, 2007 and 2006. The expense charged to the Company for the deferred compensation program was $3 million and $4 million for the twelve months ended December 31, 2007 and 2006, respectively.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earning and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged the Company for the matching contribution to the plans was $3.5 million, $2.6 million and $2.2 million in 2007, 2006 and 2005 respectively.

The Company’s share of net expense for the pension plans was $7.4 million, $7.2 million and $4.6 million in 2007, 2006 and 2005 respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

In accordance with a revenue sharing agreement with Prudential Investments LLC, the Company receives fee income from policyholders’ account balances invested in the Prudential Series Funds (“PSF”). The Company also receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds. These revenues are recorded as “Asset management fees” in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one during the third quarter of 2007 to Prudential Financial. The cash surrender value included in separate accounts for the COLI policies was $1.431 billion and $1.322 billion at December 31, 2007 and December 31, 2006, respectively. Fees related to the COLI policies were $33 million, $20 million and $21 million for the years ending December 31, 2007, 2006 and 2005.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Reinsurance with affiliates

UPARC

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

Reinsurance recoverables related to this transaction were $24 million and $5 million as of December 31, 2007 and December 31, 2006, respectively. Fees ceded to UPARC in 2007 and 2006 were $39 million and $8 million, respectively. Benefits ceded in 2007 and 2006 were $30 million and $6 million, respectively. Realized gains and losses include a $13 million gain related to the change in the value of embedded derivatives resulting from reinsuring the no lapse feature.

Concurrent with implementing this new agreement, the Company recaptured the policies previously reinsured under a yearly renewable term reinsurance treaty with Prudential Insurance.

PARCC

The Company reinsures with PARCC 90% of the risks under its term life insurance policies through an automatic and facultative coinsurance agreement. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Reinsurance recoverables related to this transaction were $835 million and $556 million as of December 31, 2007 and December 31, 2006, respectively. Premiums ceded to PARCC in 2007, 2006 and 2005 were $528 million and $388 million and $297 million, respectively. Benefits ceded in 2007, 2006 and 2005 were $197 million, $144 million, and $111 million respectively.

Concurrent with implementing this new agreement, the Company recaptured the policies previously reinsured under a coinsurance treaty with Pruco Re.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks, not otherwise reinsured. Reinsurance recoverables were $53 million and $56 million as of December 31, 2007 and December 31, 2006, respectively. Premiums and fees ceded to Prudential Insurance in 2007, 2006 and 2005 were $203 million, $208 million and $178 million, respectively. Benefits ceded in 2007, 2006 and 2005 were $191 million, $199 million and $174 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. During 2005, the Company entered into a coinsurance agreement with Prudential Insurance providing for the 100% reinsurance of its Lifetime Five benefit feature sold on its annuities prior to May 6, 2005 as part of its risk management and capital management strategies for annuities.

The Company has reinsured a group annuity contract, with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer, and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. Group annuities affiliated benefits ceded were $2 million in 2007, $2 million in 2006, and $2 million in 2005.

Pruco Re

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 forward on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature sold on its annuities. Reinsurance recoverables related to this agreement were $35 million as of December 31, 2007.

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

Affiliated premiums ceded for the periods ended December 31, 2007, 2006 and 2005 from the Taiwan coinsurance agreement were $82 million, $84 million and $81 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2007, 2006 and 2005 from the Taiwan coinsurance agreement were $17 million, $15 million and $13 million, respectively.

Included in the total affiliated reinsurance recoverables balances of $1,598 million and $1,209 million at December 31, 2007 and December 31, 2006, respectively, were reinsurance recoverables related to the Taiwan coinsurance agreement of $650 million and $593 million at December 31, 2007 and December 31, 2006, respectively.

Purchase of fixed maturities from an affiliate

During 2007, the Company purchased fixed maturities securities from an affiliated company, Commerce Street. The investments included collateralized mortgage backed securities. These securities were recorded at an amortized cost of $136 million and a fair value of $135 million. The net difference between historic amortized cost and the fair value, net of taxes was $1 million.

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

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance which allows it to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. There was $56 million of debt outstanding to Prudential Funding, LLC as of December 31, 2007 as compared to $25 million at December 31, 2006. Interest expense related to this agreement was $0.6 million in 2007 and $3 million in 2006, with related interest charged at a variable rate of 4.26% to 5.86%. As of December 31, 2007 and December 31, 2006, there was $415 million and $148 million, respectively, of asset-based financing.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 are summarized in the table below:

	Three months ended (in thousands)
	March 31	June 30	September 30	December 31
2007
Total revenues	$276,384	$272,384	$322,648	$288,608
Total benefits and expenses	207,972	203,941	221,058	215,307
Income from operations before income taxes	68,412	68,443	101,590	73,301
Net income	56,027	50,163	85,914	55,230

2006
Total revenues	$244,962	$226,855	$210,515	$284,109
Total benefits and expenses	203,567	202,608	31,204	203,808
Income from operations before income taxes	41,395	24,247	179,311	80,301
Net income	35,333	22,938	138,991	65,530