Form 10-Q
period 2008-03-31
PRUCO LIFE INSURANCE CO
filed 2008-05-09
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 9, 2008, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory accounting principles generally accepted in the United States of America or U.S. GAAP accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Financial Position

As of March 31, 2008 and December 31, 2007 (in thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2008: $4,386,336; 2007: $4,470,186)	$4,399,811	$4,509,969
Equity Securities	28,403	30,107
Policy loans	970,219	961,054
Short-term investments	82,381	119,606
Commercial loans	846,637	745,223
Other long-term investments	46,433	54,452

Total investments	6,373,884	6,420,411
Cash and cash equivalents	201,287	92,964
Deferred policy acquisition costs	2,242,624	2,174,315
Accrued investment income	77,438	73,968
Reinsurance recoverable from parent	1,814,664	1,599,910
Receivables from parent and affiliates	164,288	155,990
Deferred sales inducements	230,457	215,057
Other assets	22,515	15,932
Separate account assets	22,960,034	24,609,488

TOTAL ASSETS	$34,087,191	$35,358,035

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$5,379,750	$5,076,654
Future policy benefits and other policyholder liabilities	2,388,892	2,175,326
Cash collateral for loaned securities	135,162	142,680
Securities sold under agreement to repurchase	98,246	272,803
Income taxes	498,031	484,107
Short-term debt to affiliates	41,912	55,863
Payable to parent and affiliates	75,764	60,207
Other liabilities	206,404	207,491
Separate account liabilities	22,960,034	24,609,488

Total liabilities	$31,784,195	$33,084,619

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity
Common stock, $10 par value 1,000,000 shares, authorized; 250,000 shares, issued and outstanding	2,500	2,500
Additional paid-in capital	455,664	455,664
Retained earnings	1,838,301	1,797,387
Accumulated other comprehensive income	6,531	17,865

Total stockholder’s equity	2,302,996	2,273,416

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$34,087,191	$35,358,035

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2008 and 2007 (in thousands)

	Three Months ended March 31
	2008	2007
REVENUES
Premiums	$17,556	$13,212
Policy charges and fee income	163,945	152,377
Net investment income	89,178	100,125
Realized investment (losses), net	(24,664)	(1,373)
Asset management fees	6,578	6,512
Other income	7,119	5,531

Total revenues	259,712	276,384

BENEFITS AND EXPENSES

Policyholders’ benefits	35,449	33,438
Interest credited to policyholders’ account balances	48,903	52,222
General, administrative and other expenses	126,101	122,312

Total benefits and expenses	210,453	207,972

Income from operations before income taxes	49,259	68,412

Income tax expense	8,345	12,385

NET INCOME	40,914	56,027

Changes in net unrealized investment gains/(losses) and changes in foreign currency, net of taxes (1)	(11,334)	2,796

COMPREHENSIVE INCOME	$29,580	$58,823

(1)	Amounts are net of tax benefits of $6 million and $2 million tax expense for the three months ended March 31, 2008 and 2007, respectively.

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statement of Stockholder’s Equity

Three Months Ended March 31, 2008 (in thousands)

				Accumulated Other Comprehensive Income Gain (Loss)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2007	$2,500	$455,664	$1,797,387	$629	$17,236	$17,865	$2,273,416
Net Income			40,914				40,914
Change in foreign currency translation adjustments, net of taxes				392		392	392
Change in net unrealized investment (losses), net of taxes					(11,726)	(11,726)	(11,726)

Balance, March 31, 2008	$2,500	$455,664	$1,838,301	$1,021	$5,510	$6,531	$2,302,996

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2008 and 2007 (in thousands)

	Three Months Ended March 31
	2008	2007
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income	$40,914	$56,027
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(52,843)	(40,193)
Interest credited to policyholders’ account balances	48,903	52,222
Realized investment losses, net	24,664	1,373
Amortization and other non-cash items	(580)	550
Change in:
Future policy benefits and other insurance liabilities	213,441	100,220
Reinsurance recoverable	(194,629)	(88,599)
Accrued investment income	(3,470)	(3,587)
Receivables from parent and affiliates	(8,252)	45,818
Payable to parent and affiliates	15,557	61,389
Deferred policy acquisition costs	(46,638)	(48,759)
Income taxes payable	19,830	14,443
Deferred sales inducements	(15,400)	(6,897)
Other, net	(45,032)	(95,466)

Cash Flows (Used In) From Operating Activities	(3,535)	48,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	284,055	591,474
Policy loans	26,164	25,701
Commercial loans	3,317	15,589
Equity securities	12	393
Payments for the purchase of:
Fixed maturities, available for sale	(216,102)	(535,368)
Policy loans	(25,505)	(26,761)
Commercial loans	(71,642)	(48,987)
Equity securities	—	—
Notes receivable from parent and affiliates, net	(3,118)	(6,699)
Other long-term investments, net	(22,689)	(4,042)
Short-term investments, net	36,998	(5,565)

Cash Flows From Investing Activities	11,490	5,735

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	789,913	709,493
Policyholders’ account withdrawals	(493,289)	(864,989)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(182,075)	(3,802)
Net change in financing arrangements (maturities 90 days or less)	(14,181)	(12,402)

Cash Flows From (Used In) Financing Activities	100,368	(171,700)

Net increase (decrease) in cash and cash equivalents	108,323	(117,424)
Cash and cash equivalents, beginning of year	92,964	485,199

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,287	$367,775

SUPPLE SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded)	$(11,485)	$(2,057)

Interest paid	$389	$259

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Interim Consolidated Financial Statements (Unaudited)

1.	BASIS OF PRESENTATION

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

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. It is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Litigation and Regulatory Matters

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and proceedings generally applicable to business practices in the industries in which we operate. We are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breach of fiduciary duties to customers. In our annuity operations, we are subject to litigation involving class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of annuity products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

2.	CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

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

Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

3.	ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting Pronouncements Adopted

SFAS 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Consolidated Statements of Operations. The Company adopted this guidance effective January 1, 2008 and has not elected to fair value any additional assets or liabilities under this statement.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not change which assets and liabilities are required to be recorded at fair value, but the application of this statement could change practices in determining fair value. The Company adopted this guidance effective January 1, 2008. See Note 6 for more information on SFAS No. 157.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” an amendment of FASB Statement No. 133. This statement amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on the notes to the consolidated financial statements.

In February 2008, the FASB issued FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. The FSP provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties, that is entered into contemporaneously with or in contemplation of, the initial transfer. The FSP is effective for fiscal years beginning after November 15, 2008. The FSP is to be applied prospectively to new transactions entered into after the adoption date. The Company will adopt this guidance effective January 1, 2009. The Company is currently assessing the impact of this FSP on the Company’s consolidated financial position and results of operations.

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

4.	REINSURANCE

The Company participates in reinsurance, with Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company “PARCC”, Universal Prudential Arizona Reinsurance Company “UPARC” and Pruco Reinsurance, Ltd. “Pruco Re”, in order to provide risk diversification, provide additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

During 2008, the Company entered into two new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) benefit feature sold on certain of its annuities. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business with issue dates from March 15, 2005 to May 5, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold from March 15, 2005 to May 5, 2005 that was previously reinsured to Prudential Insurance.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2008 and 2007 are as follows:

	(in thousands)
	2008	2007
Direct premiums and policy charges and fee income	$418,190	$355,621
Reinsurance ceded	(236,689)	(190,032)

Premiums and policy charges and fee income	181,501	165,589

Policyholders’ benefits ceded	$137,925	$111,011

Realized capital gains ceded, net	$63,966	$8,877

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

4.	REINSURANCE (continued)

Realized capital gains ceded include the reinsurance of the Company’s derivatives under SFAS No. 133. Changes in the fair value of the derivatives are recognized through “Realized investment gains”. The Company has entered into reinsurance agreements to transfer the risk related to its LT5 and HD7 to Pruco Re. These reinsurance agreements are derivatives and have been accounted for as embedded derivatives.

Reinsurance recoverables included in the Company’s unaudited interim Consolidated Statements of Financial Position at March 31, 2008 and December 31, 2007 were as follows:

	(in thousands)
	2008	2007
Domestic life insurance - affiliated	$1,102,427	$947,616
Domestic life insurance - unaffiliated	3,911	1,910
Taiwan life insurance-affiliated	708,326	650,384

	$1,814,664	$1,599,910

The gross and net amounts of life insurance in force as of March 31, 2008 and 2007 were as follows:

	(in thousands)
	2008	2007
Life insurance face amount in force	$403,851,174	$326,844,145
Ceded	(361,462,875)	(289,494,209)

Net amount of life insurance in force	$42,388,299	$37,349,936

5.	RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three months ended March 31, 2008 and 2007. The expense charged to the Company for the deferred compensation program was less than $1 million and $1 million for the three months ended March 31, 2008 and 2007.

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

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

5.	RELATED PARTY TRANSACTIONS (continued)

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was $0.9 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

The Company’s share of net expense for the pension plans was $1.9 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

Beginning October 1, 2002, in accordance with a revenue sharing agreement with Prudential Investments LLC, the Company receives fee income from policyholders’ account balances invested in the Prudential Series Funds (“PSF”). The Company also receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds. These revenues are recorded as “Asset management fees” in the Consolidated Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance contracts, or “COLI”, to Prudential Insurance and one to Prudential Financial, Inc. The cash surrender value included in separate accounts for these COLI contracts was $1.391 billion at March 31, 2008 and $1.431 billion at December 31, 2007. Fees related to these COLI contracts were $5.9 million and $5.4 million for the three months ended March 31, 2008 and 2007, respectively.

Reinsurance with affiliates

UPARC

The Company reinsures universal life policies written by Pruco Life Insurance Company having no-lapse guarantees with an affiliated company, UPARC. UPARC reinsures 90% of the net amount of mortality at risk as well as 100% of the risk of uncollectible policy charges and fees associated with the no lapse provision of these policies. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

The portion of this contract related to mortality is accounted for as reinsurance. Reinsurance recoverables related to this agreement were $41 million and $24 million as of March 31, 2008 and December 31, 2007, respectively. Fees ceded to UPARC were $12 million and $9 million for the three months ended March 31, 2008 and 2007 respectively. Benefits ceded to UPARC were $12 million and $6 million for the three months ended March 31, 2008 and 2007, respectively. The portion of this contract related to the no lapse provision is accounted for as embedded derivative. Realized gains and losses include a $20 million gain related to the change in the value of embedded derivative. The underlying asset is reflected as other assets in the Company’s unaudited balance sheet.

PARCC

The Company reinsures 90% of the risk under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $904 million and $835 million as of March 31, 2008 and December 31, 2007, respectively. Premiums ceded to PARCC for the three months ended March 31, 2008 and March 31, 2007 were $154 million and $121 million, respectively. Benefits ceded for the three months ended March 31, 2008 and March 31, 2007 were $74 million and $56 million, respectively. Reinsurance expense allowance, net of capitalization and amortization for the three months ended March 31, 2008 and March 31, 2007 were $30 million and $24 million, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $53 million as of March 31, 2008 and December 31, 2007. Premiums and fees ceded to Prudential Insurance for the three months ended March 31, 2008 and March 31, 2007 were $53 million, and $49 million, respectively. Benefits ceded for the three months ended March 31, 2008 and March 31, 2007 were $48 million and $47 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

5.	RELATED PARTY TRANSACTIONS (continued)

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer, and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder’s as a result of these agreements. Reinsurance recoverables related to this agreement were $9 million as of March 31, 2008 and December 31, 2007. Benefits ceded for the three months ended March 31, 2008 and March 31, 2007 were $0.4 million and $0.5 million, respectively.

Pruco Re

During 2008, the Company entered into two new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) benefit feature sold on certain of its annuities. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”). The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

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

Affiliated premiums ceded for the three months ended March 31, 2008 and March 31, 2007 to Prudential of Taiwan under this agreement were $18 million and $11 million, respectively. Affiliated benefits ceded for the three months ended March 31, 2008 and March 31, 2007 were $6 million and $3 million, respectively.

Reinsurance recoverables related to this agreement were $708 million and $650 million at March 31, 2008 and December 31, 2007, respectively.

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows the Company to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. The Company had $42 million of debt outstanding to Prudential Funding, LLC as of March 31, 2008 compared to no debt outstanding at March 31, 2007. Interest expense related to this debt was less than $1 million for three months ended March 31, 2008 and 2007, respectively. The related interest was charged at a variable rate ranging from 2.13% to 4.31% for 2008 and 5.29% to 5.37% for 2007.

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

6.	FAIR VALUE

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include equity securities and derivative contracts that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, short-term investments and cash equivalents (primarily commercial paper and money market funds), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through backtesting to trade data or confirmation that the pricing service significant inputs are observable) or determined through use of valuation methodologies using observable market inputs.

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s or third party pricing service assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, (including certain asset-backed securities), certain highly structured over-the-counter derivative contracts, and embedded derivatives resulting from certain products with guaranteed benefits. Valuations are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques.

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

6.	FAIR VALUE (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2008.

	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available for sale	$—	$4,281,486	$118,325	$—	$4,399,811
Trading account assets	—	—	1,152	—	1,152
Equity securities, available for sale	726	23,015	4,662	—	28,403
Other long-term investments	(526)	(24,093)	(10,676)	—	(35,295)
Short term investments	—	82,381	—	—	82,381
Cash and cash equivalents	—	192,609	—	—	192,609
Other assets	—	—	137,972	—	137,972

Sub-total excluding separate account assets	200	4,555,398	251,435	—	4,807,033
Separate account assets (1)	13,726,942	9,051,435	181,657	—	22,960,034

Total assets	$13,727,142	$13,606,833	$433,092	$—	$27,767,067

Future policy benefits	—	—	105,804	—	105,804

Total liabilities	$—	$—	$105,084	$—	$105,804

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s consolidated Statement of Financial Position.
(2)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty as permitted by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

6.	FAIR VALUE (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the period January 1, 2008 to March 31, 2008, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2008.

	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Trading Account Assets	Other Long-term Investments
	(in thousands)
Fair value, beginning of period	$107,063	$4,703	$1,164	$(4,768)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(3,672)	(2)	—	(5,908)
Asset management fees and other income	—	—	(12)	—
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(5,221)	(94)	—	—
Net investment income	(128)	—	—	—
Purchases, sales, issuances, and settlements	(3,849)	—	—	—
Transfers into (out of) Level 3	24,132	55	—	—

Fair value, end of period	$118,325	$4,662	$1,152	$(10,676)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(3,718)	$(2)	$—	$(5,908)
Asset management fees and other income	$—	$—	$(12)	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(5,197)	$(94)	$—	$—

	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$48,024	$172,225	$(35,232)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	85,473	—	(66,084)
Asset management fees and other income	—	—	—
Interest credited to policyholder account	—	1,363	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	4,475	8,069	(4,488)
Transfers into (out of) Level 3	—	—	—

Fair value, end of period	$137,972	$181,657	$(105,804)

Unrealized gains(losses) for the period relating to those level 3 assets and liabilities that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$85,779	$—	$(66,390)
Asset management fees and other income	$—	$—	$—
Interest credited to policyholder account	$—	$1,363	$—
Included in other comprehensive income	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s consolidated Statement of Financial Position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form in reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations, addresses the consolidated financial condition of the Company as of March 31, 2008, compared with December 31, 2007, and its consolidated results of operations for the three month period ended March 31, 2008 and March 31, 2007. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Risk Factors”, the MD&A and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company earns its profits through policy fees charged to separate account annuity and life policyholders and through the interest spread for general account annuity and life products. Policy charges and fee income consist mainly of three types: sales charges or loading fees on new sales, mortality and expense charges, or “M&E”, assessed on fund balances, and mortality and related charges based on total life insurance in force business. Policyholder fund values are affected by net sales (sales less withdrawals), changes in interest rates, and investment returns.

The Company also earns profits from the interest spread earned on general account products. The interest spread represents the difference between the investment income earned by the Company on its investment portfolio and the amount of interest credited to policyholders’ accounts. Products that generate interest spread primarily include general account life insurance products, fixed annuities and the fixed-rate option of variable annuities.

In addition to policy charges and fee income, the Company earns revenues from insurance premiums from term life insurance and asset management fees from separate account fund balances. The Company’s benefits and expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products the Company sells and interest credited to policyholders’ account balances.

1.	Changes in Financial Position

March 31, 2008 versus December 31, 2007

Total assets decreased $1.271 billion, from $35.358 billion at December 31, 2007 to $34.087 billion at March 31, 2008. Primarily due to a decrease in separate account assets of $1.649 billion, from $24.609 billion at December 31, 2007 to $22.960 billion at March 31, 2008, primarily due to market decline in the first three months of 2008.

Fixed maturities decreased by $110 million from $4.510 billion at December 31, 2007 to $4.400 billion at March 31, 2008. The decrease was primarily driven by the movement of contractholder assets from the fixed rate general account options to the variable separate account investment options, the run off of guaranteed investment contracts, and re-allocation of investments to commercial loans.

Reinsurance recoverables increased by $215 million from $1.600 billion at December 31, 2007 to $1.815 billion at March 31, 2008, largely as a result of continued growth in the term in force covered by the PARCC reinsurance agreement and annuity business covered by the Pruco Re agreement (See Note 5 to the Unaudited Interim Consolidated Financial Statements.)

Deferred policy acquisition costs increased by $69 million from $2.174 billion at December 31, 2007, to $2.243 billion at March 31, 2008, primarily due to $115 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products, partially offset by $68 million of amortization. Shadow DAC increased $22 million from decreased unrealized gains.

Cash and cash equivalents increased by $108 million, from $93 million at December 31, 2007 to $201 million at March 31, 2008, resulting from accumulated portfolio cash flows as of March 31, 2008.

Commercial loans increased $101 million, from $745 million at December 31, 2007, to $846 million at March 31, 2008, during the current period due to the re-allocation of investment to commercial loans.

During the first three months of 2008, total liabilities decreased by $1.301 billion, from $33.085 billion at December 31, 2007 to $31.784 billion at March 31, 2008, primarily due to a decline in separate account liabilities of $1.649 billion, consistent with the decline described above. Policyholder account balances increased $303 million, from $5.077 billion at December 31, 2007 to $5.380 billion at March 31, 2008 primarily due to continued sales from annuity and universal life products. Future policy benefits and other policyholder liabilities increased by $214 million, from $2.175 billion at December 31, 2007 to $2.389 billion at March 31, 2008 primarily due to increases to life reserves as a result of sales and renewals of term products, and increased reserves for the Taiwan business. The Company’s short-term borrowings from an affiliate used to provide short-term working capital decreased $14 million from $56 million at December 31, 2007 to $42 million at March 31, 2008. Total securities lending activity decreased by $182 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $7 million and decreased $175 million, respectively.

2.	Results of Operations

March 2008 to March 2007 Three Month Comparison

Net Income

Consolidated net income decreased by $15 million, from $56 million for the three months ended March 31, 2007 to $41 million for the three months ended March 31, 2008. This decline is primarily driven by higher realized net investment losses in the current period.

Revenues

Consolidated revenues decreased by $16 million, from $276 million for the three months ended March 31, 2007 to $260 million for the three months ended March 31, 2008. Net realized investment losses increased by $24 million, from $1 million for three months ended March 31, 2007 to $25 million for the three months ended March 31, 2008, mainly driven by realized losses of $31 million related sales of fixed maturities and changes in derivatives resulting from lower treasury rates. Also contributing was net derivative losses in 2008 primarily reflecting net mark-to-market losses of $12 million on embedded derivatives associated with certain externally managed investments in the European market. Partially offsetting these losses was a gain of $20 million related to the change in the value of an embedded derivative associated with a no lapse feature related to the universal life business (See Note 5 to the Unaudited Interim Consolidated Financial Statements).

Net investment income decreased by $11 million from $100 million for the three months ended March 31, 2007 to $89 million for the three months ended March 31, 2008, primarily due to run off in the guaranteed interest contract products in 2007 and the transfer of fixed rate options to variable rate options on annuity products. This was partially offset by continued investment of positive cash flows from operations and reinvestment of net investment income in 2008.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $12 million, from $152 million for the three months ended March 31, 2007 to $164 million for the three months ended March 31, 2008, reflecting growth in universal life insurance in force and increased fees from the growth of separate account assets on annuity products. Premiums increased $4 million, from $13 million for the three months ended March 31, 2007, to $17 million for the three months ended March 31, 2008, due to growth in term life in force.

Benefits and Expenses

Total benefits and expenses increased $3 million, from $208 million for the three months ended March 31, 2007 to $211 million for the three months ended March 31, 2008.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $2 million, from $33 million in the three months ended March 30, 2007, to $35 million in the three months ended March 31, 2008. The increase was mainly due to guaranteed minimum death benefits reserves in the universal life products.

Interest credited to policyholders’ account balances decreased by $3 million, from $52 million in the three months ended March 31, 2007 to $49 million for the three months ended March 31, 2008 primarily due to the run off of GIC contracts of $2 million in 2007. Also contributing to this decrease were lower policyholders’ account balances for annuity products driven by movement of contractholder assets from the fixed rate general account option to the variable separate account investment option, partially offset by growth from life and annuity sales.

General, administrative, and other expenses increased by $4 million from $122 million in the three months ended March 31, 2007 to $126 million for the three months ended March 31, 2008, primarily due to higher business related expenses.

Income Tax Expense

The income tax provision amounted to $8 million in the first quarter of 2008 compared to $12 million in the first quarter of 2007, representing 17% of income from continuing operations before income taxes in the first quarter of 2008 and 18% in the first quarter of 2007.

We employ various tax strategies, including strategies to minimize the amount of taxes resulting from realized capital gains.

In December 2006, the Service completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002-2003. The final report was submitted to the Joint Committee on Taxation for their review in April 2007 and in March 2008. The Joint Committee returned the report to the Service for additional review of an industry issue regarding the methodology for calculating the dividends received deduction related to variable life insurance and annuity contracts. The Company has responded to the Service’s request for additional information. The report has been resubmitted to the Joint Committee. The statute of limitations for the 2002-2003 tax years expires in 2009.

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Internal Revenue Service, or (“Service”), released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2008 results.

Item 4.	Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Legal and regulatory actions may include proceedings relating to aspects of the businesses and operations that are specific to us and that are typical of the businesses in which we operate. Class action and individual lawsuits may involve a variety of issues and/or allegations, which include sales practices, underwriting practices, claims payment and procedures, premium charges, policy servicing and breach of fiduciary duties to customers. We are also subject to litigation arising out of our general business activities, such as our investments and third party contracts and could be exposed to claims or litigation concerning business or process patents. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K and in the immediately following paragraph and elsewhere in this Quarterly Report on Form 10-Q.

The first quarter of 2008 was characterized by adverse capital market conditions generally affecting the value and liquidity of certain fixed maturity securities, as well as other investments. Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. Although we have various sources of liquidity other than selling these investments, if we needed to sell these investments we may have difficulty doing so in a timely manner at a price we would realize if we otherwise held the investments. Adverse capital market conditions could impact the liquidity of our investments, affecting their value and potentially resulting in higher realized and/or unrealized losses.

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

Date: May 9, 2008

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.