Form 10-Q
period 2008-06-30
PRUCO LIFE INSURANCE CO
filed 2008-08-11
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 11, 2008, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs and valuation of business acquired; (6) changes in our claims-paying or credit ratings; (7) investment losses and defaults; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) regulatory or legislative changes; (11) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (12) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (13) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (14) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (15) changes in statutory accounting principles generally accepted in the United States of America or “U.S. GAAP” accounting principles, practices or policies; and (16) changes in assumptions for retirement expense. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Financial Position

As of June 30, 2008 and December 31, 2007 (in thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2008: $4,496,463; 2007: $4,470,186)	$4,451,461	$4,509,969
Equity securities	28,695	30,107
Policy loans	978,769	961,054
Short-term investments	60,051	119,606
Commercial loans	861,474	745,223
Other long-term investments	64,295	54,452

Total investments	6,444,745	6,420,411
Cash and cash equivalents	173,984	92,964
Deferred policy acquisition costs	2,343,357	2,174,315
Accrued investment income	72,533	73,968
Reinsurance recoverable from affiliates	1,924,020	1,599,910
Receivables from parent and affiliates	165,700	155,990
Deferred sales inducements	245,146	215,057
Other assets	16,943	15,932
Separate account assets	23,114,489	24,609,488

TOTAL ASSETS	$34,500,917	$35,358,035

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholders’ account balances	$5,516,395	$5,076,654
Future policy benefits and other policyholder liabilities	2,492,700	2,175,326
Cash collateral for loaned securities	105,274	142,680
Securities sold under agreement to repurchase	157,801	272,803
Income taxes	514,093	484,107
Short-term debt to affiliates	3,329	55,863
Payable to parent and affiliates	56,603	60,207
Other liabilities	196,792	207,491
Separate account liabilities	23,114,489	24,609,488

Total liabilities	32,157,476	33,084,619

Commitments and Contingent Liabilities (See Note 2)

Stockholder’s Equity
Common stock, $10 par value 1,000,000 shares, authorized; 250,000 shares, issued and outstanding	2,500	2,500
Additional paid-in capital	455,664	455,664
Retained earnings	1,902,960	1,797,387
Accumulated other comprehensive (loss) income	(17,683)	17,865

Total stockholder’s equity	2,343,441	2,273,416

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$34,500,917	$35,358,035

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

Three and Six Months Ended June 30, 2008 and 2007 (in thousands)

	Three Months ended June 30		Six Months ended June 30
	2008	2007	2008	2007
REVENUES

Premiums	$18,890	$15,243	$36,446	$28,455
Policy charges and fee income	162,085	159,058	326,030	311,435
Net investment income	90,646	95,625	179,824	195,750
Realized investment gains/(losses), net	657	(10,782)	(24,007)	(12,155)
Asset management fees	6,154	5,988	12,732	12,500
Other income	7,357	7,252	14,476	12,783

Total revenues	285,789	272,384	545,501	548,768

BENEFITS AND EXPENSES

Policyholders’ benefits	37,845	28,014	73,294	61,452
Interest credited to policyholders’ account balances	53,667	53,317	102,570	105,539
General, administrative and other expenses	120,927	122,610	247,028	244,922

Total benefits and expenses	212,439	203,941	422,892	411,913

Income from operations before income taxes	73,350	68,443	122,609	136,855
Income tax expense	8,691	18,280	17,036	30,665

NET INCOME	64,659	50,163	105,573	106,190

Changes in net unrealized investment gains/(losses) and changes in foreign currency, net of taxes (1)	(24,214)	(26,888)	(35,548)	(24,092)

COMPREHENSIVE INCOME	$40,445	$23,275	$70,025	$82,098

(1)	Amounts are net of tax benefits of $13 million and $14 million tax expense for the three months ended June 30, 2008 and 2007, respectively, and $19 million and $12 million for the six months ended June 30, 2008 and 2007, respectively.

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statement of Stockholder’s Equity

Six Months Ended June 30, 2008 (in thousands)

	Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
Balance, December 31, 2007	$2,500	$455,664	$1,797,387	$629	$17,236	$17,865	$2,273,416

Net Income	—	—	105,573	—	—	—	105,573

Change in foreign currency translation adjustments, net of taxes	—	—	—	356	—	356	356
Change in net unrealized investment (losses), net of taxes	—	—	—	—	(35,904)	(35,904)	(35,904)

Balance, June 30, 2008	$2,500	$455,664	$1,902,960	$985	$(18,668)	$(17,683)	$2,343,441

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2008 and 2007 (in thousands)

	Six Months Ended June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,573	$106,190
Adjustments to reconcile net income to net cash from operating activities:
Policy charges and fee income	(99,276)	(80,119)
Interest credited to policyholders’ account balances	102,570	105,539
Realized investment losses, net	24,007	12,155
Amortization and other non-cash items	(1,941)	(3,677)
Change in:
Future policy benefits and other insurance liabilities	317,300	167,263
Reinsurance recoverable	(295,532)	(157,631)
Accrued investment income	1,435	1,777
Receivables from parent and affiliates	(9,452)	(11,982)
Payable to parent and affiliates	(3,604)	53,536
Deferred policy acquisition costs	(103,476)	(111,362)
Income taxes payable	48,861	32,721
Deferred sales inducements	(30,089)	(14,178)
Other, net	(47,897)	(10,780)

Cash Flows From Operating Activities	8,479	89,452

CASH FLOWS (USED IN) FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	632,903	1,035,955
Policy loans	53,529	52,163
Commercial loans	12,512	17,812
Equity securities	12	—
Payments for the purchase of:
Fixed maturities, available for sale	(719,156)	(864,914)
Policy loans	(50,539)	(51,253)
Commercial loans	(95,585)	(127,056)
Notes receivable from parent and affiliates, net	1,012	(1,909)
Other long-term investments, net	(20,842)	(4,184)
Short-term investments, net	59,333	(30,782)

Cash Flows (USED IN) From Investing Activities	(126,821)	25,832

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	1,639,590	1,514,953
Policyholders’ account withdrawals	(1,235,054)	(1,770,855)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(152,408)	34,731
Net change in financing arrangements (maturities 90 days or less)	(52,766)	(18,054)

Cash Flows From (Used In) Financing Activities	199,362	(239,225)

Net increase (decrease) in cash and cash equivalents	81,020	(123,941)
Cash and cash equivalents, beginning of year	92,964	485,199

CASH AND CASH EQUIVALENTS, END OF PERIOD	$173,984	$361,258

SUPPLE SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded)	$(31,825)	$(2,057)

Interest paid	$486	$260

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP applies to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 delays the effective date of SFAS No. 157 or these items to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of this FSP on the Company’s financial position and results of operations.

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

3.	ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“Service”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 and 2003 tax years is set to expire in 2009. It is reasonably possible that the total amount of unrecognized tax benefits will decrease anywhere from $0 to $42 million within the next 12 months due to the expiration of the statute of limitations.

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

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its Lifetime Five benefit (“LT5”) feature sold on certain of its annuities. The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on certain new business with issue dates from March 15, 2005 to May 5, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold from March 15, 2005 to May 5, 2005 that was previously reinsured to Prudential Insurance.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2008 and 2007 are as follows:

	(in thousands)
	Three months		Six months
	2008	2007	2008	2007
Premiums and policy charges and fee income ceded	$(256,690)	$(212,858)	$(493,379)	$(402,890)
Policyholders’ benefits ceded	$147,810	$92,372	$285,735	$203,383
Realized capital gains (losses) ceded, net	$(26,131)	$28,143	$57,959	$37,020

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance ceded for term insurance products is accounted for as a reduction of premiums.

Realized capital gains ceded include the reinsurance of the Company’s derivatives under SFAS No. 133. Changes in the fair value of the derivatives are recognized through “Realized investment gains”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options to Pruco Re. The Company also sells certain universal life products that contain a no lapse guarantee provision. The Company entered into an agreement with an affiliate (See Note 5 to the Consolidated Financial Statements) to reinsure these guarantees. These agreements have been accounted for as derivatives.

Reinsurance recoverables included in the Company’s unaudited interim Consolidated Statements of Financial Position at June 30, 2008 and December 31, 2007 were as follows:

	(in thousands)
	2008	2007
Domestic life insurance - affiliated	$1,195,471	$947,616
Domestic life insurance - unaffiliated	1,349	1,910
Taiwan life insurance-affiliated	727,200	650,384

	$1,924,020	$1,599,910

The gross and net amounts of life insurance in force as of June 30, 2008 and 2007 were as follows:

	(in thousands)
	2008	2007
Gross life insurance in force	$421,745,681	$346,761,276
Reinsurance ceded	(375,176,844)	(307,463,104)

Net life insurance in force	$46,568,837	$39,298,172

5.	RELATED PARTY TRANSACTIONS

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

Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three months and the six months ended June 30, 2008 and 2007, respectively. The expense charged to the Company for the deferred compensation program was $1 million for the three months ended June 30, 2008 and 2007; and $2 million for the six months ended June 30, 2008 and 2007.

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

Prudential Insurance sponsors voluntary savings plans for the Company’s employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The expense charged to the Company for the matching contribution to the plans was $1 million for the three months ended June 30, 2008 and 2007; and $2 million for the six months ended June 30, 2008 and 2007.

The Company’s share of net expense for the pension plans was $2 million for the three months ended June 30, 2008 and 2007; and $4 million for the six months ended June 30, 2008 and 2007.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Management Fee Income

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in the Prudential Series Funds (“PSF”). The Company also receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds. These revenues are recorded as “Asset management fees” in the Consolidated Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance contracts, or “COLI”, to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI contracts was $1.417 billion at June 30, 2008 and $1.431 billion at December 31, 2007. Fees related to these COLI contracts were $5 million for the three months ended June 30, 2008 and 2007; and $11 million for the six months ended June 30, 2008 and 2007.

Reinsurance with affiliates

UPARC

The Company reinsures universal life policies having no-lapse guarantees with an affiliated company, UPARC. UPARC reinsures 90% of the net amount of mortality at risk as well as 100% of the risk of uncollectible policy charges and fees associated with the no lapse provision of these policies. The Company is not relieved of its primary obligation to the policyholder as a result of these transactions.

The portion of this contract related to mortality is accounted for as reinsurance. Reinsurance recoverables related to this agreement were $47 million and $24 million as of June 30, 2008 and December 31, 2007, respectively. Fees ceded to UPARC were $13 million and $9 million for the three months ended June 30, 2008 and 2007 respectively; and $25 million and $18 million for the six months ended June 30, 2008 and 2007, respectively. Benefits ceded to UPARC were $21 million and $9 million for the three months ended June 30, 2008 and 2007 respectively; and $33 million and $15 million for the six months ended June 30, 2008 and 2007, respectively. The portion of this contract related to the no lapse provision is accounted for as an embedded derivative. Realized gains and losses include gains of $9 million and $13 million for the three months ended June 30, 2008 and 2007 respectively; and $29 million and $13 million for the six months ended June 30, 2008 and 2007 respectively, related to the change in the value of this embedded derivative. The underlying asset is reflected as other assets in the Company’s unaudited Statements of Financial Position.

PARCC

The Company reinsures 90% of the risk under its term life insurance policies through an automatic and facultative coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $1.009 billion and $835 million as of

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

5.	RELATED PARTY TRANSACTIONS (continued)

June 30, 2008 and December 31, 2007, respectively. Premiums ceded to PARCC were $158 million and $128 million for the three months ended June 30, 2008 and 2007 respectively; and $312 million and $249 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Benefits ceded were $77 million and $40 million for the three months ended June 30, 2008 and 2007 respectively; and $151 million and $96 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Reinsurance expense allowances, net of capitalization and amortization were $32 million and $25 million for the three months ended June 30, 2008 and 2007 respectively; and $62 million and $49 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $51 million and $44 million as of June 30, 2008 and December 31, 2007, respectively. Premiums and fees ceded to Prudential Insurance were $53 million and $51 million for the three months ended June 30, 2008 and 2007 respectively; and $106 million and $100 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Benefits ceded were $46 million and $39 million for the three months ended June 30, 2008 and 2007 respectively; and $94 million and $86 million for the six months ended June 30, 2008 and June 30, 2007, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. In addition, there are two yearly renewable term agreements in which the Company may offer, and the reinsurer may accept reinsurance on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder’s as a result of these agreements. Reinsurance recoverables related to this agreement were $9 million as of June 30, 2008 and December 31, 2007. Benefits ceded were less than $1 million for the three months and the six months ended June 30, 2008 and 2007, respectively.

Pruco Re

During 2008, the Company entered into two new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its HD7 benefit feature sold on certain of its annuities. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its HD GRO benefit feature sold on certain of its annuities.

During 2007, the Company amended the reinsurance agreements it entered into in 2005 covering its LT5. The coinsurance agreement entered into with Prudential Insurance in 2005 provided for the 100% reinsurance of its LT5 feature sold on new business prior to May 6, 2005. This agreement was recaptured effective August 1, 2007. Effective July 1, 2005, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its LT5 feature sold on new business after May 5, 2005 as well as for riders issued on or after March 15, 2005 on business in-force before March 15, 2005. This agreement was amended effective August 1, 2007 to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

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

Reinsurance recoverables related to this agreement were $727 million and $650 million at June 30, 2008 and December 31, 2007, respectively. Affiliated premiums ceded to Prudential of Taiwan under this agreement were $32 million and $25 million for the three months ended June 30, 2008 and 2007 respectively; and $49 million and $36 million for the six months ended June 30, 2008 and June 30, 2007, respectively. Affiliated benefits ceded were $4 million and $5 million for the three months ended June 30, 2008 and 2007 respectively; and $10 million and $7 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows the Company to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. The Company had $3 million of debt outstanding to Prudential Funding, LLC as of June 30, 2008 compared to no debt outstanding at June 30, 2007. Interest expense related to this debt was less than $1 million for the three months and the six months ended June 30, 2008 and 2007, respectively. The related interest was charged at a variable rate ranging from 2.11% to 4.31 % for 2008 and 5.28% to 5.37% for 2007.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities and other observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities, short-term investments and cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities (and validated through comparison to internal pricing information and economic indicators as well as backtesting to trade data or other data to confirm that the pricing service’s significant inputs are observable) or determined through the use of valuation methodologies using observable market inputs. Under certain conditions, the Company may conclude the prices received from independent third party pricing services are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the pricing information received and apply internally developed values to the related assets or liabilities. In such cases, the valuations are generally classified as Level 3. As of June 30, 2008, such over-rides on a net basis resulted in lower pricing levels being used and in aggregate were not materially different from prices received from the independent pricing services.

Level 3 – Fair value is based on significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities (including certain asset-backed securities), certain highly structured over-the-counter derivative contracts, certain commercial loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques.

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

6.	FAIR VALUE (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of June 30, 2008.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$—	$4,367,661	$83,800	$4,451,461
Trading account assets	—	—	1,149	1,149
Equity securities, available for sale	375	25,221	3,099	28,695
Other long-term investments	(164)	(16,758)	(7,148)	(24,070)
Short term investments	15,059	44,992	—	60,051
Cash and cash equivalents	9,000	159,744	—	168,744
Other assets	—	—	119,041	119,041

Sub-total excluding separate account assets	24,270	4,580,860	199,941	4,805,071
Separate account assets (1)	14,301,877	8,621,403	191,209	23,114,489

Total assets	$14,326,147	$13,202,263	$391,150	$27,919,560

Future policy benefits	—	—	79,025	79,025

Total liabilities	$—	$—	$79,025	$79,025

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s consolidated Statement of Financial Position.

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

6.	FAIR VALUE (continued)

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ending June 30, 2008, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2008, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2008.

	Six Months Ended June 30, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Trading Account Assets	Other Long-term Investments
	(in thousands)
Fair value, beginning of period	$107,063	$4,703	$1,164	$(4,768)
Total gains or (losses) (realized/unrealized):	—	—	—	—
Included in earnings:	—	—	—	—
Realized investment gains (losses), net	(4,755)	(2)	—	(2,380)
Asset management fees and other income	—	—	(15)	—
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(5,750)	(251)	—	—
Net investment income	(239)	—	—	—
Purchases, sales, issuances, and settlements	20,750	—	—	—
Transfers into (out of) Level 3 (2)	(33,269)	(1,351)	—	—

Fair value, end of period	$83,800	$3,099	$1,149	$(7,148)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(4,846)	$(2)	$—	$(2,378)
Asset management fees and other income	$—	$—	$(15)	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(5,727)	$(251)	$—	$—

	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$48,024	$172,225	$(35,232)
Total gains or (losses) (realized/unrealized):	—	—	—
Included in earnings:	—	—	—
Realized investment gains (losses), net	60,762	—	(33,502)
Asset management fees and other income	—	—	—
Interest credited to policyholder account	—	2,795	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	10,255	16,189	(10,291)
Transfers into (out of) Level 3 (2)	—	—	—
Other	—	—	—

Fair value, end of period	$119,041	$191,209	$(79,025)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$61,855	$—	$(34,602)
Asset management fees and other income	$—	$—	$—
Interest credited to policyholder account	$—	$2,795	$—
Included in other comprehensive income (loss)	$—	$—	$—

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

6.	FAIR VALUE (continued)

	Three Months Ended June 30, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Trading Account Assets	Other Long-term Investments
	(in thousands)
Fair value, beginning of period	$118,325	$4,662	$1,152	$(10,676)
Total gains or (losses) (realized/unrealized):	—	—	—	—
Included in earnings:	—	—	—	—
Realized investment gains (losses), net	(1,083)	—	—	3,528
Asset management fees and other income	—	—	(3)	—
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(529)	(157)	—	—
Net investment income	(111)	—	—	—
Purchases, sales, issuances, and settlements	24,599	—	—	—
Transfers into (out of) Level 3 (2)	(57,401)	(1,406)	—	—

Fair value, end of period	$83,800	$3,099	$1,149	$(7,148)

Unrealized gains (losses) for the period ending relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(1,128)	$—	$—	$3,530
Asset management fees and other income	$—	$—	$(3)	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(530)	$(157)	$—	$—

	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$137,972	$181,657	$(105,804)
Total gains or (losses) (realized/unrealized):	—	—	—
Included in earnings:	—	—	—
Realized investment gains (losses), net	(24,711)	—	32,582
Asset management fees and other income	—	—	—
Interest credited to policyholder account	—	1,432	—
Included in other comprehensive income	—	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	5,780	8,120	(5,803)
Transfers into (out of) Level 3 (2)	—	—	—
Other	—	—	—

Fair value, end of period	$119,041	$191,209	$(79,025)

Unrealized gains (losses) for the period ending relating to those level 3 assets that were still held by the Company at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(23,924)	$—	$31,788
Asset management fees and other income	$—	$—	$—
Interest credited to policyholder account	$—	$1,432	$—
Included in other comprehensive income (loss)	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s consolidated Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value of the beginning of the quarter in which the transfer occurs.

Pruco Life Insurance Company and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

6.	FAIR VALUE (continued)

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale and Equity Securities Available for Sale totaled $57 million and $1 million, respectively, during the three months ended June 30, 2008. This activity was a result of the use of pricing service information that the Company was able to validate in the second quarter of 2008 but was not available in the first quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form in reduced disclosure format.

This Management’s Discussion and Analysis, or “MD&A,” of Financial Condition and Results of Operations, addresses the consolidated financial condition of the Company as of June 30, 2008, compared with December 31, 2007, and its consolidated results of operations for the three and six month period ended June 30, 2008 and June 30, 2007. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the “Risk Factors”, the MD&A and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as the Forward-Looking Statements and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

June 30, 2008 versus December 31, 2007

Total assets decreased $857 million, from $35.358 billion at December 31, 2007 to $34.501 billion at June 30, 2008, primarily due to a decrease in separate account assets of $1.495 billion, from $24.609 billion at December 31, 2007 to $23.114 billion at June 30, 2008, due to equity market declines in the first six months of 2008.

Fixed maturities decreased by $59 million from $4.510 billion at December 31, 2007 to $4.451 billion at June 30, 2008. The decline was primarily driven by the re-allocation of investments to commercial loans.

Reinsurance recoverables increased by $324 million from $1.600 billion at December 31, 2007 to $1.924 billion at June 30, 2008, largely as a result of continued growth in the term in-force covered by the PARCC reinsurance agreement and annuity business covered by the Pruco Re agreement (See Note 5 to the Unaudited Interim Consolidated Financial Statements.)

Deferred policy acquisition “DAC” costs increased by $169 million from $2.174 billion at December 31, 2007, to $2.343 billion at June 30, 2008, primarily due to $237 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products, partially offset by $133 million of amortization. Shadow DAC increased $65 million from lower unrealized gains.

Commercial loans increased $116 million, from $745 million at December 31, 2007, to $861 million at June 30, 2008, during the current period due to a higher allocation of investments into commercial loans.

Cash and cash equivalents increased by $81 million, from $93 million at December 31, 2007 to $174 million at June 30, 2008, resulting primarily from accumulated portfolio cash flows during the six months ended June 30, 2008.

During the first six months of 2008, total liabilities decreased by $928 million, from $33.085 billion at December 31, 2007 to $32.157 billion at June 30, 2008, primarily due to a decline in separate account liabilities of $1.495 billion, consistent with the separate account asset decline described above. Policyholder account balances increased $439 million, from $5.077 billion at December 31, 2007 to $5.516 billion at June 30, 2008, primarily due to continued sales from annuity and universal life products. Future policy benefits and other policyholder liabilities increased by $318 million, from $2.175 billion at December 31, 2007 to $2.493 billion at June 30, 2008, primarily due to increases to life reserves as a result of sales and renewals of term products, and increased reserves for the Taiwan business. The Company’s short-term borrowings from an affiliate used to provide short-term working capital decreased $53 million from $56 million at December 31, 2007 to $3 million at June 30, 2008 due to repayments. Total securities lending activity decreased by $152 million. The relative amounts of cash collateral for loaned securities and securities sold under agreements to repurchase decreased $37 million and decreased $115 million, respectively.

2.	Results of Operations

June 2008 to June 2007 Three Month Comparison

Net Income

Consolidated net income increased by $15 million, from $50 million for the three months ended June 30, 2007 to $65 million for the three months ended June 30, 2008. This increase was primarily driven by lower income tax expense and higher realized net investment gains, partially offset by lower investment income.

Revenues

Consolidated revenues increased by $14 million, from $272 million for the three months ended June 30, 2007 to $286 million for the three months ended June 30, 2008. Net realized investment gains increased by $12 million, from $11 million loss for the three months ended June 30, 2007 to $1 million gain for the three months ended June 30, 2008, mainly driven by realized gains of $20 million related to the change in the value of an embedded derivative values associated with a no lapse feature offered on certain universal life business (See Note 5 to the Unaudited Interim Consolidated Financial Statements) and net mark-to-market derivative gains in the current quarter 2008. Partially offsetting these gains were fixed maturity impairments incurred in the current quarter.

Net investment income decreased by $5 million from $96 million for the three months ended June 30, 2007 to $91 million for the three months ended June 30, 2008, primarily due to lower invested assets resulting from a dividend payment to Prudential Insurance of $300 million during third quarter of 2007 and the run off in guaranteed interest contract products “GIC” in 2007. This was partially offset by continued investment of positive cash flows from operations and reinvestment of net investment income in 2008.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $3 million, from $159 million for the three months ended June 30, 2007 to $162 million for the three months ended June 30, 2008, reflecting growth in universal life insurance in force and increased fees from the growth of separate account assets on annuity products. Premiums increased $4 million, from $15 million for the three months ended June 30, 2007, to $19 million for the three months ended June 30, 2008, due to growth in term life in force.

Benefits and Expenses

Total benefits and expenses increased $8 million, from $204 million for the three months ended June 30, 2007 to $212 million for the three months ended June 30, 2008.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $10 million, from $28 million in the three months ended June 30, 2007, to $38 million in the three months ended June 30, 2008. The increase was mainly due to growth in reserves in the term life business due to continued sales and higher guaranteed minimum death benefits reserves in the universal life products and higher death claims.

Interest credited to policyholders’ account balances was relatively unchanged for the current quarter. Lower policyholders’ account balances were primarily due to the run off of guaranteed investment contract, or “GIC,” contracts in 2007, partially offset by growth from life and annuity sales.

General, administrative, and other expenses including amortization of deferred acquisition costs decreased by $2 million from $123 million in the three months ended June 30, 2007 to $121 million for the three months ended June 30, 2008. The decline is primarily driven higher reinsurance expense allowances resulting from growth in the term business partially offset by new business growth and amortization of deferred acquisition costs due to unfavorable separate account fund performance.

Income Tax Expense

The income tax provision amounted to $9 million in the three months ended June 30, 2008, compared to $18 million in the three months ended June 30, 2007, representing 12% of income from continuing operations before income taxes in the three months ended June 30, 2008, and 27% in the three months ended June 30, 2007. The decline in the effective tax rate is primarily due to a lower estimate of full year income from continuing operations before income taxes in the current year compared to the prior year. The estimate of full year income from continuing operations before income taxes is used in conjunction with permanent differences to determine effective tax rates that are used throughout the year.

June 2008 to June 2007 Six Month Comparison

Net Income

Consolidated net income of $106 million is relatively unchanged from the prior period. Details regarding the offsetting components of revenues and expenses are described in the following paragraphs.

Revenues

Consolidated revenues decreased by $3 million, from $549 million for the six months ended June 30, 2007 to $546 million for the six months ended June 30, 2008. Realized investment losses increased by $12 million, from $12 million for six months ended June 30, 2007 to $24 million for the six months ended June 30, 2008, mainly driven by realized losses of $51 million from impairments of fixed maturities and changes in derivative values resulting from lower treasury rates and mark-to-market losses on embedded derivatives associated with certain externally managed investments in the European market. Partially offsetting these losses was a gain of $40 million related to the change in the value of an embedded derivative associated with a no lapse feature related to the universal life business (See Note 5 to the Unaudited Interim Consolidated Financial Statements).

Net investment income decreased by $16 million from $196 million for the six months ended June 30, 2007 to $180 million for the six months ended June 30, 2008, primarily due to lower invested assets resulting from a dividend payment to Prudential Insurance of $300 million during third quarter of 2007 and the run off in guaranteed interest contract products in 2007. This was partially offset by continued investment of positive cash flows from operations and reinvestment of net investment income in 2008.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $15 million, from $311 million for the six months ended June 30, 2007 to $326 million for the six months ended June 30, 2008, reflecting growth in universal life insurance in force and increased fees from the growth of separate account assets on annuity products. Premiums increased $7 million, from $29 million for the six months ended June 30, 2007, to $36 million for the six months ended June 30, 2008, due to growth in term life in force.

Benefits and Expenses

Total benefits and expenses increased $11 million, from $412 million for the six months ended June 30, 2007 to $423 million for the six months ended June 30, 2008.

Policyholders’ benefit and expenses, including related changes in reserves, increased by $11 million, from $62 million in the six months ended June 30, 2007, to $73 million in the six months ended June 30, 2008. The increase was mainly due to guaranteed minimum death benefits reserves in the universal life products and higher death claims.

Interest credited to policyholders’ account balances decreased by $3 million, from $106 million in the six months ended June 30, 2007 to $103 million for the six months ended June 30, 2008 primarily due to the run off of GIC contracts in 2007 of $4 million, partially offset by growth from life and annuity sales.

General, administrative, and other expenses including amortization of deferred acquisition costs increased by $2 million from $245 million for the six months ended June 30, 2007 to $247 million for the six months ended June 30, 2008. The increase is primarily driven by new business growth and higher amortization of deferred acquisition costs due to unfavorable separate account fund performance, partially offset by higher reinsurance expense allowances resulting from growth in the term business.

Income Tax Expense

The income tax provision amounted to $17 million for the six months ended June 30, 2008 compared to $31 million in for the six months ended June 30, 2007, representing 14% of income from continuing operations before income taxes for the six months ended June 30, 2008 and 22% for the six months ended June 30, 2007. The decline in the effective tax rate is primarily due to a lower estimate of full year income from continuing operations before income taxes in the current year compared to the prior year. The estimate of full year income from continuing operations before income taxes is used in conjunction with permanent differences to determine effective tax rates that are used throughout the year.

The dividends received deduction reduces the amount of dividend income subject to tax and is a significant component of the difference between our periodic effective tax rate and the federal statutory tax rate of 35%. In August 2007, the Service released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the dividends received deduction related to variable life insurance and annuity contracts. In September 2007, the Service released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspends Revenue Ruling 2007-54 and informs taxpayers that the U.S. Treasury Department and the Service intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the dividends received deduction related to variable life insurance and annuity contracts. These activities had no impact on our 2008 results.

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

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2008. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in our Annual Report on Form 10-K.

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

Date: August 11, 2008

Exhibit Index

Exhibit Number and Description

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.