Form 10-K
period 2009-12-31
PRUCO LIFE INSURANCE CO
filed 2010-03-12
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of February 28, 2010, 250,000 shares of the registrant’s common stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 11, 2010, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2009.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets, particularly in light of the severe economic conditions and the severe stress experienced by the global financial markets that began the second half of 2007 and continued into 2009; (2) interest rate fluctuations; (3) re-estimates of our reserves for future policy benefits and claims; (4) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (5) changes in our assumptions related to deferred policy acquisition costs; (6) changes in our claims-paying or credit ratings; (7) investment losses, defaults and counterparty non-performance; (8) competition in our product lines and for personnel; (9) changes in tax law; (10) fluctuations in foreign currency exchange rates and foreign securities markets; (11) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (12) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (13) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (14) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (15) effects of acquisitions, divestitures and restructurings, including possible difficulties in integrating and realizing the projected results of acquisitions; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. As noted above, the period from the second half of 2007 continuing into 2009 was characterized by extreme adverse market and economic conditions. The foregoing risks are even more pronounced in such unprecedented market and economic conditions. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” for discussion of certain risks relating to our businesses and investment in our securities.

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

The Company has three subsidiaries, including one wholly owned life subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ” and two subsidiaries formed in 2003 for the purpose of acquiring fixed income investment, these two subsidiaries were liquidated in 2009. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

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

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 27% of our net individual life insurance in force at the end of December 31, 2009. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. In July 2009, we launched a new variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In the affluent market, households with investable assets or annual income in excess of $100,000 to be mass affluent and households with investable assets in excess of $250,000 to be affluent in the in the U.S. market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of our insurance profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by unfavorable equity market performance may occur on a quarter lag with the market risk during this lag being borne by the Company.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 63% of our net individual life insurance in force at the end of December 31, 2009, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Individual Life profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force because of uneven product profitability patterns, as well as the costs of our ongoing capital management activities.

Universal Life Insurance

The Company offers universal life insurance products which represent 10% of our net individual life insurance in force at the end of December 31, 2009. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholder’s contract fund.

Individual Life profits from universal life insurance are impacted by mortality and expense margins, interest spread on policyholder funds as well as the net interest spread on capital management activities.

Across all of our life insurance products we also offer a living benefits option that allows insureds that are diagnosed with a terminal illness to receive a portion of their life insurance benefit upon diagnosis, in advance of death, to use as needed. Also, the majority of claim amounts are deposited into a retained asset account from which the beneficiary may withdraw the proceeds at any time.

Variable and Fixed Annuities

The Company offers a wide array of annuities, including deferred and immediate variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may include (1) fixed interest rate allocation options, subject to a market value adjustment, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC.

During 2010, the Company (which is an affiliate of Prudential Financial Inc.) intends to begin selling a new product line of variable annuity products. In general, the new product line offers the same optional living benefits and optional death benefits as are being offered for new elections under many of the existing variable annuities sold by the Company’s affiliate Prudential Annuities Life Assurance Corporation, or “PALAC”. With very limited exceptions, the Company will cease offering its existing variable annuities products (and where offered, the companion market value adjustment option) to new investors upon the launch of this new product line in 2010. However, subject to applicable contractual provisions and administrative rules, will continue to accept purchase payments on in force contracts under those existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (including PLNJ for New York sales), we expect to convey a more focused, cohesive image in the marketplace.

The Company offers variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a full suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is generally accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate options of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an automatic rebalancing element, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”) and Prudential Insurance. Our returns can also vary by contract based on our risk management strategy, including the impact on any capital markets risks that are hedged in the affiliate, and the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element.

The automatic rebalancing element, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, fixed income investments backed by our general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the performance of the contractholder-selected investments. In general, negative investment performance results in transfers to fixed income investments backed by our general account or a separate account bond portfolio, and positive investment performance results in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our latest offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum issuance age requirements. As of December 31, 2009 approximately $7.2 billion or 60% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to $2.4 billion or 36% as of December 31, 2008. As of December 31, 2009 approximately $4.8 billion or 40% of variable annuity account values with living benefit features did not include an automatic rebalancing element in the product design, compared to $4.1 billion or 64% as of December 31, 2008.

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, we manage the risks associated with our optional living benefits through purchases of equity options and futures as well as interest rate derivatives, which hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, as well as interest rate derivatives, that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. We assess the composition of the hedging program on an ongoing basis.

Marketing and Distribution

Third Party Distribution

Our individual life and annuity products are offered through a variety of third party channels, including independent brokers, general agencies, producer groups, wirehouses, banks and broker-dealers. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning. The life insurance and annuity products offered are generally the same as those available through Prudential Insurance Agents. Our third party distribution efforts are supported by a network of internal and external wholesalers. We also offer a simplified-issue term life insurance policy and a single-premium universal life insurance policy available to customers of select banks and other financial institutions.

Prudential Insurance Agents

Prudential Insurance Agents distribute Prudential variable, term, and universal life insurance, variable and fixed annuities, and investment and other protection products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others.

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

Underwriting and Pricing

Life Insurance

For our fully underwritten life insurance, underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products. Depending on the age of the applicant and amount of insurance requested, we require the applicant to take a variety of underwriting tests, such as medical examinations, electrocardiograms, blood tests, urine tests, and gather information such as physician records and investigative reports. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality, interest, expenses, policy persistency, and premium payment pattern in pricing policies. Some of our policies are fully guaranteed. Others have current premiums/charges and interest credits that we can change subject to contractual guarantees. We routinely update the interest crediting rates on our universal life policies and on the fixed account of our variable life policies. In resetting these rates, we consider the returns on our portfolios supporting these policies, current interest rates, the competitive environment and our profit objectives.

Our operating results are affected by differences between actual mortality and persistency experience and the assumptions used in pricing these policies and, as a result, can fluctuate from period to period.

Annuities

We earn asset administration fees and other fees calculated on the average separate account assets invested in the underlying mutual funds offered in our variable annuity products. We also earn mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive fees from certain affiliated and unaffiliated underlying mutual funds (or their affiliates) for administrative services that we perform. We declare the rate of return on our fixed interest rate options offered in our variable annuities based on certain assumptions, including but not limited to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed-rate option annuities. For assets transferred to fixed income investments backed by our general account pursuant to the automatic rebalancing element, we earn a spread for the difference between the return on our general account invested assets and the interest credited to contractholder account balances. To encourage persistency, most of our variable annuities are subject to surrender or withdrawal charges that decline over specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

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

Reinsurance

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Life Insurance Company of Taiwan Inc., Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Pruco Re and Prudential Arizona Reinsurance III Company, or “PAR III” and unaffiliated companies in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

Since 2000, we have reinsured the majority of the mortality risk we assume under our newly sold individual life insurance products and the maximum amount of individual life insurance we may retain on any life is $100,000. See Note 13 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

Regulation

In order to continue to market life insurance, annuity products and market value adjustment annuities, the Company must meet or exceed the statutory capital and surplus requirements of the insurance laws and regulations of the states in which it conducts business. Statutory accounting practices differ from U.S. generally accepted accounting principles, or “U.S. GAAP”. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under U.S. GAAP they are initially deferred and amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

Our variable life insurance products, as well as our variable annuity products, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the Securities and Exchange Commission, or “SEC”, and the Financial Industry Regulatory Authority, or “FINRA”. Federal and some state securities regulation affect investment advice, sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

Insurance Operations

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

State insurance laws and regulations require the Company to file financial statements with state insurance departments everywhere it does business, and its operations and accounts are subject to examination by those departments at any time. The Company prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments. The National Association of Insurance Commissioners, or the NAIC, has approved a series of statutory accounting principles that have been adopted, in some cases with minor modifications, by all state insurance departments.

Effective with the annual reporting period ending December 31, 2010, the NAIC adopted revisions to the Annual Financial Reporting Model Regulation, or the Model Audit Rule, related to auditor independence, corporate governance and internal control over financial reporting. The adopted revisions require that we file reports with the state insurance departments regarding our assessment of internal controls over financial reporting.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC. In February 2008, the New Jersey insurance regulator, along with the insurance regulators of Arizona and Connecticut, completed a coordinated financial examination for the five year period ended December 31, 2006 for all U.S. life insurance companies and affiliates as part of the normal five year examination cycle and found no material deficiencies.

Financial Regulation

Risk-Based Capital.

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

IRIS Tests

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

Insurance Reserves

State insurance laws require us to analyze the adequacy of our reserves annually. Our actuaries must each submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

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

State Securities Regulation

In certain states, our variable life insurance and variable annuity products are considered “securities” within the meaning of state securities laws. As securities, these products may be subject to filing and certain other requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

Federal Regulation

Our variable annuity products and market value adjustment annuities, generally are “securities” within the meaning of federal securities laws, registered under the federal securities laws and subject to regulation by the SEC and FINRA. Although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including financial services regulation, taxation, and pension and welfare benefits regulation, can significantly affect the insurance industry. Congress also periodically considers and is considering laws affecting privacy of information and genetic testing that could significantly and adversely affect the insurance industry.

In view of recent events involving certain financial institutions, it is possible that the U.S. federal government will heighten its oversight of companies in the financial services industry such as us, including possibly through a federal system of insurance regulation.

Tax Legislation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers. For example, under current law, the estate tax is completely eliminated for the year 2010. Thereafter, the tax is reinstated using the exclusion limit and rates in effect in 2001. It is unclear if Congress will keep current law in place or take action to reinstate the estate tax, possibly retroactively to the beginning of 2010. This uncertainty makes estate planning difficult and may impact the sale of our products.

Legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected amount determined using the federal statutory tax rate of 35%. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce our consolidated net income.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products and are a component of our capital management strategies. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns.

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

Privacy Regulation

Federal and state law and regulation require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Potential Changes in Regulation as a Result of Recent Financial Crisis and Financial Market Dislocations

Governmental actions in response to the recent financial crisis and financial market dislocations could subject us to substantial additional regulations in the United States.

During 2009, the Obama Administration and Congress announced proposals to reform the national regulation of financial services and financial institutions. Depending on the manner of adoption of these or other proposals, we could become subject to increased federal regulation. On December 11, 2009, the House of Representatives approved H.R. 4173, the “Wall Street Reform and Consumer Protection Act of 2009.” H.R. 4173, if enacted, could affect the Company in a number of ways. In particular, Prudential Financial would become subject to regulation as a thrift holding company by the Board of Governors of the Federal Reserve System (the “FRB”), which could exercise its authority in a manner different from current regulation by the Office of Thrift Supervision, including the imposition of capital or other prudential requirements on Prudential Financial. In addition, Prudential Financial, or one of its subsidiaries, could be designated as a financial company subject to stricter prudential standards imposed by a newly established financial services oversight council, composed principally of federal regulators and with the FRB acting as its agent, if this council were to determine that material financial distress at Prudential Financial or its subsidiaries or the scope of their activities could pose a threat to financial stability or the economy. If so designated, we could become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to capital, leverage, liquidity, debt to income ratios, and counterparty exposure, as well as overall risk management requirements and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Moreover, if so designated, failure by the Company to satisfy the capitalization requirements imposed could or would result, depending on the degree of under-capitalization, in additional restrictions on or requirements with respect to our business activities.

In addition to heightened regulation of certain financial institutions, H.R. 4173, if enacted, would authorize the FRB to recommend the imposition of stricter prudential standards to activities and practices identified as posing heightened systemic risk. It is possible that any standards so imposed could have significant effects on the Company’s business.

We cannot predict whether Prudential Financial, any of its subsidiaries, or any of the Company’s activities might be designated for stricter standards, if the bill’s provisions became law. Nor can we predict what standards might be imposed, or what impact such standards would have on our business, financial condition or results of operations.

If enacted, H.R. 4173 would also establish a “Federal Insurance Office” within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office would perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the financial services oversight council referred to above and participating in that council’s decisions regarding insurers (potentially including the Company) to be designated for stricter regulation. The director would also be required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

If enacted, H.R. 4173, would also subject Prudential Financial to a risk-based assessment imposed by the Federal Deposit Insurance Company (“FDIC”) to create a Systemic Resolution Fund to pay for the special dissolution of financial companies for which a determination has been made that such resolution is necessary to prevent harm to the financial stability of the United States. It is not possible to quantify what that assessment might be, although it could be significant. Prudential Financial is among the class of companies that theoretically could be subject to the special dissolution regime, which would authorize the FDIC to act as Prudential Financial’s receiver in a proceeding defined by H.R. 4173 in lieu of a proceeding under the Federal bankruptcy code.

The Senate has not approved comparable legislation, although proposals include provisions addressing special resolution authority for failing financial institutions, systemic risk regulation, and increased derivatives oversight, which could impact us and our affiliates. We cannot predict the form in which proposals will finally be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operation.

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

The Company is a wholly owned subsidiary of Prudential Insurance and indirectly owned by Prudential Financial. It is possible that we may need to rely on our parent companies to meet our liquidity needs in the future.

Our business and our results of operations were materially adversely affected by adverse conditions in the global financial markets and adverse economic conditions generally that began in the second half of 2007 and continued into 2009. Our business, results of operations and financial condition may be adversely affected, possibly materially, if these conditions recur or current market or economic conditions deteriorate.

Our results of operations were materially adversely affected by adverse conditions in the global financial markets and the economy generally, that began in the second half of 2007 and continued into 2009. The global financial markets experienced extreme stress. Volatility and disruption in the global financial markets reached unprecedented levels for the post World War II period. The availability and cost of credit were materially affected. These factors, combined with economic conditions in the U.S. including depressed home and commercial real estate prices and increasing foreclosures, falling equity market values, declining business and consumer confidence and rising unemployment, precipitated a severe economic recession and fears of even more severe and prolonged adverse economic conditions.

Due to the economic environment, the global fixed-income markets experienced both extreme volatility and limited market liquidity conditions, which affected a broad range of asset classes and sectors. As a result, the market for fixed income instruments experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Global equity markets also experienced heightened volatility. These events had and, to the extent they persist or recur, may have an adverse effect on us. Our revenues are likely to decline in such circumstances, the cost of meeting our obligations to our customers may increase, and our profit margins would likely erode. In addition, in the event of a prolonged or severe economic downturn, we could incur significant losses in our investment portfolio.

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

Beginning in the second half of 2007 and continuing into 2009, markets in the United States and elsewhere experienced extreme and unprecedented volatility and disruption, with adverse consequences to our liquidity, access to capital and cost of capital. A recurrence of market conditions such as those we recently experienced may significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital, including capital that may be required by our subsidiaries.

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail certain of our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short and long-term instruments, including securities lending and repurchase agreements, and commercial paper.

Disruptions, uncertainty and volatility in the financial markets limited and, to the extent they persist or recur, may limit in the future our access to capital required to operate our insurance operations. These market conditions may in the future limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business, replace capital withdrawn by customers or access new capital as a result of volatility in the markets. As a result, under such conditions we may be forced to delay accessing capital, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Our internal sources of liquidity may prove to be insufficient.

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate our capital adequacy. We have managed our RBC ratio to a level consistent with a “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. As of December 31, 2009 the RBC for Prudential Financial’s domestic life insurance subsidiaries, including the Company, exceeded the minimum level required by applicable insurance regulations.

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) undertake capital management activities, including reinsurance transactions; (2) limit or curtail sales of certain products and/or restructure existing products; (3) undertake further asset sales or internal asset transfers; and (4) seek temporary or permanent changes to regulatory rules. Certain of these actions may require regulatory approval or have economic costs associated with them.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance products. As we continue to underwrite term and universal life products, we expect to have borrowing needs in 2010 to finance statutory reserves required under Regulation XXX and Guideline AXXX. Several strategies are currently under review to reduce the strain of increased AXXX and XXX statutory reserves associated with our term and universal life products. The activities we may undertake to mitigate or address these needs include obtaining letters of credit, entering into reinsurance transactions or executing other capital market strategies; however, our ability to successfully execute these strategies may depend on market conditions. If we are unsuccessful in satisfying or mitigating this strain as a result of market conditions or otherwise, this financing need could have an adverse effect on our overall liquidity and capital and could require us to increase prices and/or reduce our sales of term or universal life products

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Even under relatively favorable market conditions, our insurance and annuity products as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our life insurance and annuity products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our products. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior including but not limited to increasing claims in certain annuities.

•

Sales of our products and services may decline and lapses and surrenders of variable life and annuity products and withdrawals of assets from our products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their products.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance; and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

•

Market conditions determine the availability and cost of the reinsurance protection we purchase, including through our affiliates. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments we hold to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can limit availability of hedging instruments and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in hedge ineffectiveness and higher losses.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial mortgage loans. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes and benchmark interest rate changes will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•	Fluctuations in our operating results and the impact on our investment portfolio may impact the Company’s tax profile and its ability to optimally utilize tax attributes.

Interest rate fluctuations could adversely affect our businesses and profitability.

Our insurance and annuity products and our investment returns are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products competitive. This risk is heightened in market and economic conditions such as we have recently experienced, in which many desired securities may be unavailable.

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

For certain of our products, market performance and interest rates impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold in relation to our annuities products. Capacity for reserve funding structures available in the marketplace may be limited as a result of general market conditions. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities products may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of equity market declines. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and to a lesser extent third party investor strategies in the annuities market, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or establish a valuation allowance against deferred income tax assets, either or which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC related to variable annuity and variable universal life contracts, resulting in a charge to income.

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

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition.

During periods of market disruption it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There are and may continue to be cases where certain asset classes that were in active markets with significant observable data have become inactive or for which data becomes unobservable due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

We have experienced and may experience additional downgrades in our claims-paying or credit ratings. A downgrade or potential downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties and restrict our access to alternative sources of liquidity.

Claims-paying ratings, which are sometimes referred to as “financial strength” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products, including the Company. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our claims-paying or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number of policies surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional requirements under certain agreements and allow counterparties to terminate derivatives agreements.

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

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, and insolvencies of insurers in jurisdictions where we write business and other factors affecting our counterparties or the value of their securities, could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

Issuers and borrowers whose securities or loans we hold, customers, vendors, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us or be unable to perform service functions that are significant to our business due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent months, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

In addition, we use derivative instruments to hedge various risks, including certain optional benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate swaps, credit default swaps and currency swaps with a number of counterparties. Our obligations under our variable annuity products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

Under state insurance guaranty association laws, we are subject to assessments based on the share of business we write in the relevant jurisdiction for certain obligations of insolvent insurance companies to policyholders and claimants.

Amounts that we expect to collect under current and future contracts, including but not limited to reinsurance contracts, are subject to counterparty risk.

Intense competition, including the impact of government sponsored programs and other actions on us and our competitors, could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. We could be subject to claims by competitors that our products, benefits, features, or the administration thereof, infringe on their patents, which could adversely affect our sales, profitability and financial position. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. Competition for personnel in our business is intense. The loss of personnel could have an adverse effect on our business and profitability.

The adverse market and economic conditions that began in the second half of 2007 and continued into 2009 have resulted in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions, including government mandated sales of certain businesses, may lead to favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. Additionally, the competitive landscape in which we operate may be further affected by the government sponsored programs in the U.S. in response to the dislocations in financial markets. Competitors receiving governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, may obtain pricing or other competitive advantages.

Governmental actions in response to the recent financial crisis could subject us to substantial additional regulation.

The U.S. federal government has taken and is considering taking actions to address the recent financial crisis which are significant. We cannot predict with any certainty whether these actions will be effective or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition. Governmental actions in response to the recent financial crisis could subject us to substantial additional regulation.

Actions taken and being considered by the U.S. federal government to address the recent financial crisis include new mortgage modification requirements that could impact our business and investments, particularly our mortgage and consumer debt related investments.

During 2009, the Obama Administration and Congress announced proposals to reform the national regulation of financial services and financial institutions. Depending on the manner of adoption of these or other proposals, we could become subject to increased federal regulation. On December 11, 2009, the House of Representatives approved H.R. 4173, the “Wall Street Reform and Consumer Protection Act of 2009.” H.R. 4173, if enacted, could affect the Company in a number of ways. In particular, Prudential Financial would become subject to regulation as a thrift holding company by the Board of Governors of the Federal Reserve System (the “FRB”), which could exercise its authority in a manner different from current regulation by the Office of Thrift Supervision, including the imposition of capital or other prudential requirements on Prudential Financial. In addition, Prudential Financial, or one of its subsidiaries, could be designated as a financial company subject to stricter prudential standards imposed by a newly established financial services oversight council, composed principally of federal regulators and with the FRB acting as its agent, if this council were to determine that material financial distress at Prudential Financial or its subsidiaries or the scope of their activities could pose a threat to financial stability or the economy. If so designated, we could become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to capital, leverage, liquidity, debt to income ratios, and counterparty exposure, as well as overall risk management requirements and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Moreover, if so designated, failure by the Company to satisfy the capitalization requirements imposed could or would result, depending on the degree of under-capitalization, in additional restrictions on or requirements with respect to our business activities.

In addition to heightened regulation of certain financial institutions, H.R. 4173, if enacted, would authorize the FRB to recommend the imposition of stricter prudential standards to activities and practices identified as posing heightened systemic risk. It is possible that any standards so imposed could have significant effects on the Company’s business.

We cannot predict whether Prudential Financial, any of its subsidiaries, or any of the Company’s activities might be designated for stricter standards, if the bill’s provisions became law. Nor can we predict what standards might be imposed, or what impact such standards would have on our business, financial condition or results of operations.

If enacted, H.R. 4173 would also establish a “Federal Insurance Office” within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office would perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the financial services oversight council referred to above and participating in that council’s decisions regarding insurers (potentially including the Company) to be designated for stricter regulation. The director would also be required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

If enacted, H.R. 4173, would also subject Prudential Financial to a risk-based assessment imposed by the Federal Deposit Insurance Company (“FDIC”) to create a Systemic Resolution Fund to pay for the special dissolution of financial companies for which a determination has been made that such resolution is necessary to prevent harm to the financial stability of the United States. It is not possible to quantify what that assessment might be, although it could be significant. Prudential Financial is among the class of companies that theoretically could be subject to the special dissolution regime, which would authorize the FDIC to act as Prudential Financial’s receiver in a proceeding defined by H.R. 4173 in lieu of a proceeding under the Federal bankruptcy code.

The Senate has not approved comparable legislation, although proposals include provisions addressing special resolution authority for failing financial institutions, systemic risk regulation, and increased derivatives oversight, which could impact us and our affiliates. We cannot predict the form in which proposals will finally be adopted (if at all) or their applicability to or effect on our business, financial condition or results of operation.

Changes in U.S. federal income tax law could make some of our products less attractive to consumers and increase our tax costs.

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

Under current law, the estate tax is completely eliminated for 2010. Thereafter, the tax is reinstated using the exclusion limit and rates in effect in 2001. It is unclear if Congress will keep current law in place or take action to reinstate the estate tax, possibly retroactively to the beginning of 2010. This uncertainty makes estate planning difficult and may impact the sale of our products

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher corporate taxes. If such legislation were adopted our consolidated net income could decline.

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

On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals” or Revenue Proposals. Although the Administration has not released proposed statutory language, the Revenue Proposals” includes proposals which if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLIs, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that are eligible for the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

The large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, reducing earnings.

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

The Company is subject to the rules and regulations of the SEC relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased our requirements in these and other areas. Changes in accounting requirements could have an impact on our reported results of operations and our financial position.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see note 12 “Legal Proceedings Contingent Liabilities and Regulatory Matters” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Insurance regulators, as well as industry participants, have begun to implement significant changes in the way in which statutory reserves and statutory capital are determined, particularly for products with embedded options and guarantees, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable annuity products, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

As discussed above, governmental actions in response to the recent financial crisis could subject us to substantial additional regulation. Significant regulatory changes are under consideration in the United States in response to the crisis. Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on our financial condition or results of operations.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Legal Proceedings.” Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

•

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus or H1N1, the “swine flu” virus,, could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured versus the uninsured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

Climate change, and its regulation, may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments, that we hold. Our initial evaluation is that the near term effects of climate change and climate change regulation on the Company are not material, but we cannot predict the long term impacts on us from climate change or its regulation.

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

Our policies and procedures to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective. Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. A failure of our computer systems or a compromise of their security could also subject us to regulatory sanctions or other claims, harm our reputation, interrupt our operations and adversely affect our business, results of operations or financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Office space is provided by Prudential Insurance, as described in the Notes to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our business. Our pending legal and regulatory actions may include proceedings specific to us and proceedings generally applicable to business practices in the industry in which we operate. We are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. We are subject to litigation involving commercial disputes with counterparties or partners and class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We may be a defendant in, or be contractually responsible to third parties for, class action lawsuits and individual litigation arising from our operations, including claims for breach of contract. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our businesses and products. In addition, we, along with other participants in the businesses in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties may seek large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

Material pending litigation and regulatory matters affecting us are discussed within Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, under “—Litigation and Regulatory Matters.”

Our litigation and regulatory matters may be subject to many uncertainties, and as a result, their outcome cannot be predicted. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation or regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on our financial position. Management believes, however, that based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on our financial position.

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

Management’s narrative addresses the financial condition of Pruco Life Insurance Company as of December 31, 2009, compared with December 31, 2008, and its results of operations for the years ended December 31, 2009 and 2008.

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

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality, expense, and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance. The Company earns mortality, expense fees, and asset administration fees on the servicing of separate account products including universal and variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

The Company’s profitability depends principally on its ability and Prudential Insurance’s ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual life insurance and annuity products which can fluctuate significantly from period to period;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our ability to manage and control our operating expenses, including overhead expenses;

•	our returns on invested assets, including the impact of credit losses, net of the amounts we credit to policyholders’ accounts;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset administration fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation

•	our credit and financial strength ratings;

•	our ability to effectively utilize our tax capacity;

•	our ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures.

In addition, factors such as credit market conditions, regulation, competition, interest rates, taxes, market fluctuations and general economic, market and political conditions affect our profitability. In some of our product lines, we share experience on mortality, morbidity, persistency and investment results with our customers, which can offset the impact of these factors on our profitability from those products.

See “Risk Factors” for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Accounting Policies & Pronouncements

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

Deferred Policy Acquisition Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new products. We amortize these deferred policy acquisition costs, or DAC, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits or gross premiums, depending on the type of contract. As described in more detailed below, in calculating DAC amortization we are required to make assumptions about investment returns, mortality and other items that impact our estimates of the level and timing of gross profits or gross premiums. As of December 31, 2009, DAC for our life products was $1.6 billion and DAC for our annuity products was $840 million.

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

DAC associated with the variable and universal life policies and the variable and fixed annuity contracts is amortized over the expected life of these policies in proportion to gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost of contract minimum guarantees net of, where applicable, the impact of our own risk of non- performance and certain hedging activities related to these guarantees. We regularly evaluate and adjust the related DAC balance with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC balance include our quarterly adjustments for current period experience and market performance related adjustments, as discussed below, and the impact of the annual reviews of our estimate of total gross profits. We also perform recoverability testing at the end of each reporting period to ensure the DAC balance does not exceed the present value of estimated gross profits.

The quarterly adjustments for current period experience referred to above reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period. Total estimated gross profits include both actual experience and estimates of gross profits for future periods. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, we recognize a cumulative adjustment to all previous periods’ costs, referred to as an adjustment for current period experience.

For the variable and universal life policies, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on Company experience. We review and update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations.

The DAC balance associated with the variable and universal life policies as of December 31, 2009 was $1.0 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our mortality assumptions on the DAC balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

December 31, 2009 Increase/(Reduction) in DAC
(in millions)

Decrease in future mortality by 1%	$17.3
Increase in future mortality by 1%	$(17.5)

For variable annuity contracts, DAC is more sensitive to the effects of changes in our estimates of gross profits due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death benefit and other optional living benefit features of our variable annuity contracts, as well as other sources of profit. This is also true, to a lesser degree, for our variable life policies. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increases the fees we earn and decrease the costs we incur associated with the guaranteed minimum death and optional living benefit features related to our variable annuity contracts, resulting in higher expected future gross profits and lower DAC amortization for the period. The opposite occurs when returns are lower than our expectations.

The near-term future rate of return assumptions used in evaluating DAC for our variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. If the projected future rate of return over the four year period is greater than our maximum future rate of return, we use our maximum future rate of return. In light of 2008 market conditions, we have determined that adjustments to our estimate of total gross profits to reflect actual fund performance and any corresponding changes to the projected future rate of return assumptions for our variable annuity contracts should no longer be dependent on a comparison to a statistically generated range of estimated gross profits. Instead, beginning in the fourth quarter of 2008, the projected future rate of return and our estimate of total gross profits are updated each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For variable annuities products and variable life policies, as of December 31, 2009, our expected rate of return for the next four years across all asset types is 8.4% and 10.1% per annum, respectively, which are our current maximum future rates of return under the reversion to the mean approach. Included in these composite four year rates are assumptions for returns on various asset classes, including limits on implied returns on equity investments of 13.0%. Our long-term expected rate of return across all asset types for variable annuities products and variable life policies range from 7.7% to 8.0%, depending on the specific block of business, and reflect, among other assumptions, an expected rate of return of 9.5% per annum for equity investments.

The following table provides a demonstration of the sensitivity of that DAC balance relative to our future rate of return assumptions by quantifying the adjustments to the DAC balance that we would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the DAC balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC balance.

December 31, 2009
Increase/(Reduction) in DAC
(in millions)

Increase in future rate of return by 100 basis points	$18.9
Decrease in future rate of return by 100 basis points	$(20.9)

See “Results of Operations” for a discussion of the impact of DAC amortization on our results of the life and annuities products.

Deferred Sales Inducements

In addition to DAC, we also recognize assets for deferred sales inducements. The deferred sales inducements are recognized and are amortized over the anticipated life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. For additional information about our deferred sales inducements, see Note 7 to the Consolidated Financial Statements. Deferred sales inducements are also subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, derivative financial instruments, and other long-term investments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, options, and futures may be exchange-traded or contracted in the over-the-counter market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below.

•	Valuation of investments, including derivatives

•	Recognition of other-than-temporary impairments

•	Determination of the valuation allowance for losses on commercial mortgage and other loans

We present our investments classified as available for sale, including fixed maturity and equity securities, our investments classified as trading, and derivatives, and our embedded derivatives at fair value in the statements of financial position. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 10 to the Consolidated Financial Statements.

For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Asset administration fees and other income.” In addition, investments classified as available for sale are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

Commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage and other loans see Note 2 to the Consolidated Financial Statements.

Policyholder Liabilities

Future Policy Benefit Reserves

In establishing reserves for guaranteed minimum death and income benefits related to variable annuity policies, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. Our dynamic lapse rate assumption applies a different lapse rate on a contract by contract basis based on a comparison of the guaranteed minimum death or income benefit and the current policyholder account value as well as other factors such as the applicability of any surrender charges. In-the-money contracts are those with a guaranteed minimum benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, we apply a lower lapse rate assumption to these contracts. As an example, the lapse rate assumptions for contracts that are not in-the-money and out of their surrender charge period average between 8% and 20% per year. This lapse rate assumption would be reduced for similar in-the-money contracts, based on the extent of the excess described above and the age of the contract. Mortality assumptions are generally based on our historical experience or standard industry tables, and also vary by contract group. Unless a material change in behavior or mortality experience is observed in an interim period, we generally update assumptions related to contract holder behavior and mortality in the third quarter of each year by considering the actual results that have occurred during the period from the most recent update to the expected amounts. Generally, we do not expect our actual mortality trends to change significantly in the short-term, and to the extent these trends may change we expect such changes to be gradual over the long-term.

The future rate of return assumptions used in establishing reserves for guaranteed minimum death and income benefits related to variable annuities products are derived using a reversion to the mean approach, a common industry practice. For additional information regarding our future expected rate of return assumptions and our reversion to the mean approach see, “—Deferred Policy Acquisition Costs.” The following table provides a demonstration of the sensitivity of the reserves for guaranteed minimum death and income benefits related to variable annuity policies relative to our future rate of return assumptions by quantifying the adjustments to the reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of the reserves, or any changes on DAC or other balances.

December 31, 2009
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$31
Increase in future rate of return by 100 basis points	$(26)

The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7, and certain unearned revenues.

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

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase our actual tax expense and reduce our consolidated net income.

On January 1, 2007, we adopted the revised authoritative guidance for accounting for uncertainty in income taxes which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

An increase or decrease in our effective tax rate by one percent, would have resulted in a increase or decline in consolidated income from continuing operations in 2009 of $2.1 million.

Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 and 2005 tax years is set to expire in June 2010, unless extended. Tax years 2006 through 2008 are still open for IRS examination. See Note 9 to the Consolidated Financial Statements for a discussion of the impact in 2009 of changes to our total unrecognized tax benefits related to tax years for which the statute of limitations has expired. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

Reserves for contingencies

A contingency is an existing condition that involves a degree of uncertainty that will ultimately be resolved upon the occurrence of future events. Under U.S. GAAP, reserves for contingencies are required to be established when the future event is probable and its impact can be reasonably estimated. An example is the establishment of a reserve for losses in connection with an unresolved legal matter. The initial reserve reflects management’s best estimate of the probable cost of ultimate resolution of the matter and is revised accordingly as facts and circumstances change and, ultimately, when the matter is brought to closure.

Accounting Pronouncements Adopted

See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of revised authoritative guidance for disclosing fair value of financial instruments, the recognition and presentation of other-than-temporary impairments and fair value measurements and disclosures.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2009 to 2008 Annual Comparison

Total assets increased $8.087 billion, from $30.996 billion at December 31, 2008 to $39.083 billion at December 31, 2009. Separate account assets increased $7.588 billion, from $17.575 billion at December 31, 2008 to $25.163 billion at December 31, 2009, primarily driven by positive net flows and improvements in equity markets.

Fixed maturities increased by $1.310 billion from $4.544 billion at December 31, 2008 to $5.854 billion at December 31, 2009. This increase was primarily driven by investment of cash flows from business operations, the investment of a capital contribution of $360 million received in late December 2008, reinvestment of investment income, and unrealized gains on fixed maturities in the current year resulting from a narrowing of credit spreads that increased the market value of these securities. Partially offsetting this increase were transfers of account balances to the separate account variable investment options from the fixed investment options backed by our general account due to an automatic rebalancing element on certain variable annuity contracts.

Commercial loans increased $166 million, from $882 million at December 31, 2008, to $1.048 billion at December 31, 2009, during the current period due to continued investment in commercial loans.

Reinsurance recoverables decreased by $648 million from $3.044 billion at December 31, 2008 to $2.396 billion at December 31, 2009 driven by the impact of an increase in LIBOR swap rates and the change in non-performance risk (NPR) in the valuation of embedded derivatives that are classified as reinsurance recoverables. We are required to incorporate the risk of non-performance of our Company and its affiliates in the valuation of the embedded derivatives associated with the living benefit features of variable annuity contracts and no lapse features in our universal life policies. In light of first quarter 2009 developments, including rating agency downgrades to claims-paying ratings of the Company and its affiliates, we updated the discount rate used in these valuations to reflect the market-perceived increase in non-performance risk of the Company and its affiliates. As of December 31, 2009, we used a higher discount rate in the embedded derivative valuations as a result of the market perceived increase in our non-performance risk, thereby reducing the value of the embedded derivative assets. This was partially offset by increased reinsurance recoverable due to continued growth in the term life in force covered under the Prudential Arizona Reinsurance Captive Company, or “PARCC”, and Prudential Arizona Reinsurance III Company, or “PAR III”, agreements.

Cash and cash equivalents decreased by $452 million, from $595 million at December 31, 2008 to $143 million at December 31, 2009. A capital contribution of $360 million was made in late December 2008 to the Company from Prudential Insurance. These funds were used to purchase fixed maturities securities during 2009.

Deferred policy acquisition costs decreased by $119 million from $2.602 billion at December 31, 2008, to $2.483 billion at December 31, 2009, primarily due to an increase of $370 million related to unrealized investment gains. Also contributing to the decline in the asset was $294 million of additional amortization related to non-performance risk on our embedded derivative liabilities as discussed above. We amortize deferred policy acquisition and other costs associated with variable and universal life policies and the variable and fixed annuity contracts over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company, for example, reinsurance agreements with those affiliated entities. This amortization was partially offset by $545 million of capitalization of acquisition costs from the continued growth of sales in life and annuity products.

Total liabilities increased by $7.907 billion, from $28.268 billion at December 31, 2008 to $36.175 billion at December 30, 2009, primarily due to an increase in separate account liabilities of $7.588 billion, driven mainly by the improvement in equity markets. Policyholder account balances increased $473 million, from $6.322 billion at December 31, 2008 to $6.795 billion at December 31, 2009, primarily driven by transfers from the Company’s separate account to its general account, due to the automatic rebalancing feature on certain variable annuity contracts and continued growth in universal life in force. Future policy benefits and other policyholder liabilities decreased by $372 million, from $3.518 billion at December 31, 2008 to $3.146 billion at December 31, 2009 primarily driven by a decrease in the liability for living benefit embedded derivatives due to the impact of the change in non-performance risk in the valuation of embedded derivatives, partially offset by increases to life reserves associated with term life in force growth.

1.	Results of Operations

2009 to 2008 Annual Comparison

	Twelve months ended December 31,
	2009	2008	2007
Operating results:	(in thousands)
Revenues:
Life Products and Other	371,630	1,055,379	759,479
Annuity Products	369,798	331,207	400,545

	741,428	1,386,586	1,160,024

Benefits and expenses:
Life Products and Other	586,280	592,898	554,079
Annuity Products	356,899	479,359	294,199

	943,179	1,072,257	848,278

Income from Operations before Income Taxes
Life Products and Other	(214,650)	462,481	205,400
Annuity Products	12,899	(148,152)	106,346

	(201,751)	314,329	311,746

Income Taxes
Life Products and Other	(117,992)	139,698	57,741
Annuity Products	(17,968)	(74,693)	6,671

	(135,960)	65,005	64,412

Net Income:
Life Products and Other	(96,658)	322,784	147,659
Annuity Products	30,867	(73,459)	99,675

	(65,791)	249,325	247,334

Life Products and Other

Net Income

Net income decreased $420 million from income of $323 million in 2008 to a loss of $97 million in 2009. This decline was driven by a $677 million decrease in income from operations before income taxes, primarily due to a loss of $370 million in 2009 compared to a gain of $340 million in 2008 related to the change in the value of the embedded derivative related to the no-lapse guarantee on our universal life products with UPARC, as discussed below. This decline was partially offset by improved earnings on variable products which benefited from lower amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, driven by the impact of more favorable equity markets in 2009 on separate account fund performance. Separate account fund performance above expected levels results in an increase in total expected gross profits on which the amortization of deferred policy acquisition costs net of the amortization of unearned revenue reserves is based, and accordingly, lower amortization in the current period. The prior year period contained higher amortization of deferred policy acquisition costs, net of higher amortization of unearned revenue reserves in comparison to the current year, due to separate account fund performance that was below expected levels. Net Income also benefited from higher earnings in 2009 associated with growth in term and universal life insurance in force, as well as a $258 million income tax benefit driven by the decline in pre-tax income. Net income for 2009 also includes a net benefit of $1 million resulting from an annual review of the assumptions used in our estimate of total gross profits as discussed below. Results for 2008 include a net benefit of $21 million from the annual assumption review.

Revenues

Revenues decreased $683 million from $1.055 billion in 2008 to $372 million in 2009.

Net realized investment losses, increased by $689 million from a gain of $282 million in 2008 to a loss of $407 million in 2009, primarily driven by a $710 million decrease attributable to changes in the value of the embedded derivative related to the no-lapse guarantee on our universal life products with UPARC. The value of the derivative decreased by $370 million in 2009 due to the impact of higher interest rates and the inclusion of non-performance risk in the valuation of the derivative, compared to a gain of $340 million in 2008 related to lower interest rates. Also contributing to the decrease was a $44 million mark-to-market decline on our other derivatives ($32 million loss in 2009 compared to a $12 million gain in 2008). Partially offsetting these losses were mark-to-market gains of $47 million ($16 million gain in 2009 compared to a $31 million loss in 2008) on certain externally managed European capital market investments and $20 million of lower impairments on fixed maturities ($16 million loss in 2009 compared to a $36 million loss in 2008).

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $16 million from $438 million in 2008 to $422 million in 2009. The current year included lower amortization of unearned revenue reserves of $6 million and the prior year included lower amortization of unearned revenue reserves of $22 million due to updates to our assumptions related to the amortization of unearned revenue reserves based on the annual reviews as discussed below. Absent this item, policy charges and fee income decreased $32 million in 2009, primarily driven by a $49 million benefit in 2008 due to a correction of a reinsurance ceded premium error with an affiliate. Also contributing to the decline was lower amortization of unearned revenue reserves reflecting the impact of more favorable equity markets in 2009 on variable product separate account fund performance and higher amortization of unearned revenue reserves in 2008 due to the impact of unfavorable equity markets on separate account fund performance. The weak equity markets in the latter half of 2008 and first quarter of 2009 also drove lower average daily separate account assets ($7.7 billion in 2009 compared to a $8.8 billion in 2008) that resulted in lower asset management fees in 2009 compared to the prior year. The decrease in fees was, partially offset by continued growth in our universal life insurance in force resulting in higher policy charges as well as higher average policyholder fund balances and associated net investment income.

Net investment income increased $12 million from $228 million in 2008 to $240 million in 2009, primarily driven by growth in the portfolio due to growth in the universal life products and reinvestment of investment income.

Other income increased by $15 million from $28 million in 2008 to $43 million in 2009, primarily due to increased interest income on affiliated notes.

Benefits and Expenses

Benefits and expenses decreased $7 million from $593 million in 2008 to $586 million in 2009, driven by lower amortization of deferred policy acquisition costs (“DAC”) that decreased $62 million, from $221 million in 2008 to $159 million in 2009. Absent the net impact of the annual reviews that resulted in higher amortization of $24 million as discussed below, amortization of deferred policy acquisition costs decreased $86 million, from $267 million in 2008 to $181 million in 2009. The $86 million of lower amortization of deferred policy acquisition costs in 2009, relative to the prior year, was primarily due to the impact of more favorable equity markets in the last three quarters of 2009 on variable product separate account fund performance. Weak equity markets in 2008 drove unfavorable separate account fund performance that resulted in higher DAC amortization in 2008. Included in the $86 million of lower amortization of DAC is a partial offset due to an increase in amortization of DAC caused by lower variable product policy persistency reflecting the impact of unfavorable equity markets in late 2008 and early 2009.

General, administrative and other expenses decreased by $7 million, from $114 million in 2008 to $107 million in 2009, primarily driven by higher net reinsurance expense allowances resulting from growth in the term products, partially offset by higher expenses to support business growth.

Policyholders’ benefits and expenses increased $41 million, from $133 million in 2008 to $174 million in 2009, primarily due to term life and universal life reserve growth attributable to continued sales and in force growth.

Interest credited to policyholders’ account balances increased $21 million, from $125 million in 2008 to $146 million in 2009, primarily driven by continued growth in the universal life in force and associated policyholder fund balances.

Annuities Products

Net Income

Net income increased $104 million from a loss of $73 million in 2008 to a gain of $31 million for 2009. This increase was driven by a $161 million increase in income from operations before income taxes, primarily driven by a decline in policyholders’ benefits, as discussed below, partially offset by a $57 million increase in tax expense due to the increase in pre-tax income.

Revenues

Revenues increased $39 million from $331 million in 2008 to $370 million in 2009.

Net investment income increased $30 million, from $136 million in 2008 to $166 million in 2009, reflecting higher average annuity account values backed by our general account due to market driven transfers into our general account in the first part of 2009 from the automatic rebalancing element in some of our optional living benefit features.

Net realized investment losses decreased $14 million from a loss of $76 million in 2008 to a loss of $62 million in 2009. The decline was driven by an increase in embedded derivative breakage of $48 million driven by increasing interest rates in 2009. Also contributing to the decrease was lower general account losses of $38 million driven by the impact of changing interest rates on futures used for asset/liability duration management. This was partially offset by mark-to-market losses of $76 million related to derivative positions associated with our capital hedging program see below.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased $17 million from $248 million in 2008 to $231 million in 2009. The decrease was primarily driven by lower fee income due to a decrease in average variable annuity asset balances invested in separate accounts. The decrease in separate account balances was driven by market depreciation and transfers of balances to fixed income investments backed by our general account related to the automatic rebalancing element on certain variable annuity contracts.

Asset management fees increased by $10 million from $16 million to $26 million primarily due to higher fee revenue from separate account funds invested in the Advanced Series Trust driven by an amendment to an existing revenue sharing agreement in April 2009.

Benefits and Expenses

Benefits and expenses decreased $122 million from $479 million in 2008 to $357 million for in 2009.

Policyholders’ benefits decreased $220 million, from $206 million in 2008 to $(14) million in 2009 primarily due to favorable adjustments to reserves for the guaranteed minimum death and income benefit features of our variable annuity products due to the quarterly market performance adjustment as discussed below.

Amortization of deferred policy acquisition costs (“DAC”) increased by $47 million, from $88 million in 2008 to $135 million in 2009 primarily due to higher gross profits used to amortize DAC including the impact of non-performance risk in the valuation of embedded derivatives, partially offset by a favorable adjustment due to the quarterly market performance adjustment as discussed below.

Interest credited to policyholders’ account balances increased $37 million, from $88 million in 2008 to $125 million in 2009, primarily driven by increased deferred sales inducement (“DSI”) amortization due to higher gross profits used to amortize DSI including the impact of the change in non-performance risk in the valuation of embedded derivatives and higher interest credited on fixed investment options backed by the general account as discussed above.

General, administrative and other expenses increased by $13 million, from $97 million in 2008 to $110 million in 2009, primarily due to higher expenses to support business growth.

Life and Annuities Products

We incorporate risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts and the no lapse feature of our universal life contracts. In light of recent developments, including rating agency downgrades to the claims-paying ratings of Prudential Insurance, beginning in the first quarter of 2009, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in our market perceived non-performance risk, thereby reducing the value of the embedded derivative assets. We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. Losses from operations for 2009 included $70 million of increased amortization of deferred policy acquisition and other costs associated with the change in non-performance risk on the valuation of the embedded derivative associated with the living benefit feature of our variable annuity contracts. Losses from operations for 2009 also included $111 million of realized losses associated with the impact of the change in non-performance risk in the valuation of the embedded derivative associated with the no lapse feature of our universal life contracts.

Losses from operations for 2009 for both our variable life and variable annuity products included $160 million of net benefits related to reductions to the reserves for the guaranteed minimum death and income benefit feature of our variable life and variable annuity contracts and lower DAC amortization driven by updates to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $180 million of net charges related to these items included in 2008, resulting in a $341 million favorable variance, as shown in the following table:

	Twelve months ended December 31, 2009				Twelve months ended December 31, 2008
	DAC Amortization and Other Costs (1)	Reserves for GMDB / GMIB (2)	Unearned Revenue Reserve Amortization (3)	Total	(DAC Amortization and Other Costs (1)	Reserves for GMDB / GMIB (2)	Unearned Revenue Reserve Amortization (3)	Total
	(in thousands)
Annuity Products Quarterly market performance adjustment (4)	$42,752	$80,258	$-	$123,010	$(84,708)	$(150,042)	$-	$(234,750)
Annuity Products Annual review / assumption updates	(5,609)	(24,478)	-	(30,087)	5,588	(8,512)	-	(2,924)
Annuity Products Quarterly Adjustment for current period experience	48,339	27,509	-	75,848	9,924	(12,945)	-	(3,021)
Life Products Quarterly market performance adjustment (4)	(7,763)	-	(1,695)	(9,458)	31,271	-	7,442	38,713
Life Products Annual review / assumption updates	23,695	(15,466)	(6,939)	1,290	45,462	(1,649)	(21,967)	21,846

Total	$101,413	$67,823	$(7,600)	$160,602	$7,537	$(173,499)	$(14,525)	$(180,136)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of both our variable life and annuity products.

(3)	Amounts reflect (charges) or benefits for (increases) or decreases in unearned revenue reserves amortization that are reported in policy charges and fee income.
(4)

As discussed below, market performance related adjustments were recognized quarterly beginning in the fourth quarter of 2008. Amounts for the third quarter of 2008 were recognized as part of our annual reviews.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC amortization net of unearned revenue reserves and GMDB/GMIB reserves for our variable life and variable annuity products. 2009 included $114 million of lower net DAC amortization and other costs associated with these quarterly updates due to favorable market performance. 2008 updates resulted in a charge of $196 million due to unfavorable market performance.

As shown in the table above, results for both periods include the impact of the annual reviews of the reserve for the guaranteed minimum death and income benefit features of both our variable life and variable annuity products and our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The third quarter of 2009 included $29 million of net charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with both our variable life and variable annuity products. The variable annuities future rate of return reduction was primarily driven by updates to the asset allocation assumptions for the underlying assets to reflect a higher percentage of lower-yielding fixed income investments. Partially offsetting the impact of the updated future rate of return assumptions were benefits from assumption updates to our variable and universal life products related to lower expected mortality and higher expected investment spreads. The third quarter of 2008 included $19 million of net benefit from these annual reviews, primarily reflecting mortality assumption updates.

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

The amounts in the table above primarily reflect the impact of market conditions that existed in the respective periods. Partially offsetting the net benefit from lower reserves and DAC amortization was $76 million of mark-to-market losses related to derivative positions associated with our capital hedging program. In the second quarter of 2009, we began a hedging program to mitigate a portion of the market exposure related to the overall capital position of our variable annuity products. These capital hedges are designed to partially offset changes in living and death benefit reserves on our variable annuity products resulting from equity market volatility.

Income Tax Expense

Shown below is our income tax provision for the years ended December 31, 2009, 2008 and 2007, separately reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Tax provision	$(135,960)	$65,004	$64,412
Impact of:
Non-taxable investment income	35,900	43,914	45,952
Tax credits	2,270	4,974	5,203
Expiration of statute of limitations and related interest	33,812
Other	(6,634)	(3,877)	(6,456)

Tax provision at statutory rate	$ (70,612)	$ 110,015	$ 109,111

We adopted the revised authoritative guidance for accounting for uncertainty in income taxes on January 1, 2007.

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

In December 2006, the IRS completed all fieldwork with regards to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of the industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 years, we have agreed to such adjustment. Nevertheless, we believe that our return position is technically correct. Therefore, we intend to file a protective refund claim to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The report, with the adjustment, was submitted to the Joint Committee on Taxation in October 2008. We were advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received. The statute of limitations for these years closed on December 31, 2009. These activities had no impact on our 2007 or 2008 results.

Liquidity and Capital Resources

Overview

The disruptions in the capital markets that began in the second half of 2007, initially due to concerns over sub-prime mortgage holdings of financial institutions, accelerated to unprecedented levels in the latter half of 2008 and continued into 2009, resulting in failure, consolidation, or U.S. federal government intervention on behalf of several significant financial institutions. These disruptions resulted in significant market volatility and adversely impacted the availability and increased cost of credit and capital. However, certain markets have shown marked improvement since mid-2009. Equity markets have appreciated, with less volatility, and bond spreads have tightened significantly.

This recent negative market conditions unfavorably impacted our liquidity and capital plans, results of operations, and financial position. The adverse market conditions also negatively impacted our level of capital, as a result of asset value declines and the need to strengthen reserves, particularly in our annuity products.

Prudential Financial and the Company continue to operate with significant cash and short-term investments on the balance sheet and have access to alternate sources of liquidity. However, should the recent improvements in the capital markets prove temporary and the severity of prior markets return, such market disruptions could potentially adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take certain actions, especially in the event of such disruptions, which may include but are not limited to: (1) further access our alternative sources of liquidity; (2) access external sources of capital; (3) limit or curtail sales of certain products and/or restructure existing products; (4) undertake asset sales; (5) seek temporary or permanent changes to regulatory rules; and (6) other capital management activities including reinsurance transactions. Certain of these activities may require regulatory approval and/or have economic costs associated with them.

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including reasonably foreseeable contingencies.

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

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy the current liquidity requirements of these operations, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity products. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position. Further, the level of new business sales can also impact liquidity and additional financing, if necessary, may be required due to the potential increase in annuity sales as previous discussed.

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

Gross account withdrawals amounted to approximately $1.3 billion and $1.6 billion for the years ended December 31, 2009 and 2008, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities as of December 31, 2009 and December 31, 2008; our insurance operations had liquid assets of $6.198 billion and $5.232 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $316.0 million and $671.2 million as of December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, $5.339 billion, or 91%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $515 million, or 9%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding positive tangible net worth at all times. Prudential Financial has also issued a subordinated guarantee covering Prudential Funding domestic commercial paper program. Prudential Funding borrows funds primarily through the direct issuance of commercial paper.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. We manage our RBC ratio to a level consistent with a “AA” ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2009, RBC for Prudential Insurance and the Company exceeded the minimum levels required by applicable insurance regulations.

As discussed above, recent market conditions negatively impacted the level of our capital. In order to address these adverse capital impacts on us and our affiliates, Prudential Financial undertook various initiatives in 2008 to redeploy certain assets to its insurance subsidiaries, including Prudential Insurance, from its non-insurance subsidiaries. In addition, Prudential Insurance made a capital contribution to the Company in 2008 of $360 million.

The change in statutory reserves, including the implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 was approximately $65 million decline to the statutory surplus of the Company.

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

For variable annuities and variable life insurance products excluding the fixed rate options in these products, and most separate accounts, we are exposed to the risk that asset based fees may decrease as a result of declines in assets under management due to changes in investment prices. We also run the risk that asset administration fees calculated by reference to performance could be lower. The risk of decreased asset based and asset administration fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position in the current period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Result of Operations” for a discussion of the effects of death and other benefit provisions on the results of the Company.

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

For a discussion of asset-based fees associated with our variable life products and our variable annuity contracts, our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, and the impact of our guaranteed minimum death and other benefits on the results of our life and annuities products, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2009 and 2008, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 55% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2009 and 47% as of December 31, 2008.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholders’ account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short term debt with affiliates.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2009 and 2008, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2009
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value

Financial Assets with Interest Rate Risk:	(In millions)
Fixed maturities, available for sale		$5,881	$5,669	$(212)
Policy loans		1,145	1,075	(70)
Commercial Loans		1,038	997	(41)

Financial Assets with Equity Risk:
Equity Securities		28	25	(3)

Derivatives: (1)
Futures	92	-	5	4
Swaps	833	(25)	(53)	(27)

Forwards	3	-	-	-
Financial Liabilities with Interest Rate Risk:
Investment Contracts		(502)	(499)	3

Total Estimated Potential Loss				(346)

(1) Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

			December 31, 2008

	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value

Financial Assets with Interest Rate Risk:	(In millions)
Fixed maturities, available for sale		$4,554	$4,404	$(150)
Policy loans		1,298	1,194	(104)
Commercial Loans		776	741	(35)
Financial Assets with Equity Risk:
Equity Securities		17	15	(2)

Derivatives: (1)
Futures	-	-	-	-
Swaps	309	5	-	(5)
Forwards	3	-	-	-

Financial Liabilities with Interest Rate Risk:
Investment Contracts		(397)	(394)	3

Total Estimated Potential Loss				(293)

(1) Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

The tables above do not include approximately $9.437 billion of insurance reserve and deposit liabilities as of December 31, 2009 and $9.443 billion as of December 31, 2008. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

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

In addition, we expanded our hedging program in the second quarter of 2009 to include a portion of the market exposure related to the overall capital position of our variable annuity products, including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. Our estimated equity price risk associated with these capital hedges as of December 31, 2009 was a $41 million benefit, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

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

Financial Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 2 to the Consolidated Financial Statements for a description of derivative activities as of December 31, 2009 and 2008. Under insurance statutes, insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. The Company uses derivative financial instruments primarily to manage market risk from changes in interest rates, foreign currency exchange rates and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities.

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

Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth commencing on page F-3 hereof. See Index to Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2009 are included in Part II, Item 8 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

We have adopted a code of business conduct and ethics, known as “Making the Right Choices,” which applies to our Chief Executive Officer, Chief Financial Officer and Accounting Officer, as well as to our directors and all other employees. Making the Right Choices is posted at www.investor.prudential.com.

In addition, we have adopted Corporate Governance Guidelines, which we refer to as our “Corporate Governance Principles and Practices.” Our Corporate Governance Principles and Practices are available free of charge at www.investor.prudential.com.

PART III

Item 14.  Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 11, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 12th day of March 2010.

PRUCO LIFE INSURANCE COMPANY
(Registrant)

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2010.

Signature	Title

/s/ Scott D. Kaplan	Chief Executive Officer,
Scott D. Kaplan	President and Director

/s/ Tucker I. Marr	Chief Financial and Accounting Officer
Tucker I. Marr	(Principal Accounting and Financial Officer)

*James J. Avery	Director
James J. Avery

*Helen M. Galt	Director
Helen M. Galt

*Bernard J. Jacob	Director
Bernard J. Jacob

*Stephen Pelletier	Director
Stephen Pelletier

*Scott G. Sleyster	Director
Scott G. Sleyster

* By:	/s/ Thomas C. Castano
Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY

Consolidated Financial Statements and

Report of Independent Registered Public Accounting Firm

December 31, 2009 and 2008

PRUCO LIFE INSURANCE COMPANY

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2009, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

March 12, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company:

In our opinion, the accompanying consolidated statements of financial position and the related statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly owned subsidiary of The Prudential Insurance Company of America) and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the consolidated financial statements, the Company changed its method of determining and recording other-than-temporary impairment for debt securities on January 1, 2009. Also, the Company adopted a framework for measuring fair value on January 1, 2008, and changed its method of accounting for uncertainty in income taxes, and for deferred acquisition costs in connection with modifications or exchanges of insurance contracts on January 1, 2007.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 12, 2010

Pruco Life Insurance Company

Consolidated Statements of Financial Position

As of December 31, 2009 and 2008 (in thousands, except share amounts)

	2009	2008

ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2009 - $5,669,377; 2008 - $4,865,526)	$5,854,073	$4,544,162
Equity securities available for sale, at fair value (cost, 2009 - $27,332; 2008: $28,015)	27,642	16,872
Trading account assets at fair value (cost, 2009 - $25,027; 2008: $11,280)	26,937	9,967
Policy loans	1,012,014	1,001,518
Short-term investments	172,913	76,195
Commercial mortgage loans	1,048,346	881,638
Other long-term investments	73,671	86,833

Total investments	8,215,596	6,617,185
Cash and cash equivalents	143,111	595,045
Deferred policy acquisition costs	2,483,494	2,602,085
Accrued investment income	90,120	79,161
Reinsurance recoverables	2,396,095	3,043,662
Receivables from parent and affiliates	263,268	190,576
Deferred sales inducements	296,341	269,310
Other assets	31,730	24,005
Separate account assets	25,163,277	17,574,530

TOTAL ASSETS	$ 39,083,032	$ 30,995,559

LIABILITIES AND EQUITY
Liabilities
Policyholders’ account balances	$6,794,721	$6,322,008
Future policy benefits and other policyholder liabilities	3,145,520	3,518,081
Cash collateral for loaned securities	196,166	109,342
Securities sold under agreement to repurchase	11,540	44,371
Income taxes payable	514,762	477,591
Short-term debt to affiliates	-	100
Payables to parent and affiliates	34,156	75,653
Other liabilities	315,308	146,142
Separate account liabilities	25,163,277	17,574,530

Total liabilities	$36,175,450	$28,267,818

Commitments and Contingent Liabilities (See Note 12)

Equity
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	828,858	815,664
Retained earnings	2,000,457	2,046,712
Accumulated other comprehensive income (loss)	75,767	(137,135)

Total equity	2,907,582	2,727,741

TOTAL LIABILITIES AND EQUITY	$39,083,032	$30,995,559

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2009, 2008 and 2007 (in thousands)

	2009	2008	2007
REVENUES
Premiums	$71,593	$76,794	$61,469
Policy charges and fee income	653,134	686,149	688,477
Net investment income	406,040	363,751	381,394
Asset administration fees	34,004	24,903	24,439
Other income	45,841	28,783	24,928
Realized investment gains/(losses), net;
Other-than-temporary impairments on fixed maturity securities	(97,552)	(57,790)	(2,889)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	65,656	-	-
Other realized investment gains (losses), net	(437,288)	263,996	(17,794)

Total realized investment gains (losses), net	(469,184)	206,206	(20,683)

Total revenues	741,428	1,386,586	1,160,024

BENEFITS AND EXPENSES

Policyholders’ benefits	160,333	339,148	111,034
Interest credited to policyholders’ account balances	271,379	213,371	208,768
Amortization of deferred policy acquisition costs	294,286	308,617	285,443
General, administrative and other expenses	217,181	211,121	243,033

Total benefits and expenses	943,179	1,072,257	848,278

Income (Loss) from operations before income taxes	(201,751)	314,329	311,746

Income Taxes:
Current	93,658	(126,180)	8,570
Deferred	(229,618)	191,184	55,842

Income tax expense (benefit)	(135,960)	65,004	64,412

NET (LOSS)/ INCOME	(65,791)	249,325	247,334

Change in net unrealized investment gains/(losses) and changes in foreign currency translation, net of taxes	232,438	(155,000)	(7,397)

COMPREHENSIVE INCOME	$166,647	$94,325	$239,937

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2009, 2008 and 2007 (in thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2006	$2,500	$454,527	$1,853,233	$167	$25,095	$25,262	$2,335,522

Net Income			247,334				247,334

Contributed Capital	-	1,137	-	-	-	-	1,137

Dividend to Parent	-	-	(300,000)	-	-	-	(300,000)

Cumulative effect of changes in accounting principles, net of taxes	-	-	(3,180)	-	-	-	(3,180)

Change in foreign currency translation adjustments, net of taxes	-	-	-	462	-	462	462

Change in net unrealized investment (losses), net of taxes	-	-	-	-	(7,859)	(7,859)	(7,859)

Balance, December 31, 2007	$2,500	$455,664	$1,797,387	$629	$17,236	$ 17,865	$2,273,416

Net income			249,325				249,325

Contributed Capital	-	360,000	-	-	-	-	360,000

Change in foreign currency translation adjustments, net of taxes	-	-	-	(477)	-	(477)	(477)

Change in net unrealized investment (losses), net of taxes	-	-	-	-	(154,523)	(154,523)	(154,523)

Balance, December 31, 2008	$2,500	$815,664	$2,046,712	$152	($ 137,287)	($ 137,135)	$2,727,741

Net loss			(65,791)				(65,791)

Contributed Capital	-	13,194	-	-	-	-	13,194

Change in foreign currency translation adjustments, net of taxes	-	-	-	227	-	227	227

Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes			19,536		(19,536)	(19,536)	-

Change in net unrealized investment gains/(losses), net of taxes	-	-	-	-	232,211	232,211	232,211

Balance, December 31, 2009	$2,500	$828,858	$2,000,457	$379	$ 75,388	$ 75,767	$2,907,582

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007 (in thousands)

	2009	2008	2007
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (Loss)/Income	$(65,791)	$249,325	$247,334
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(266,769)	(207,498)	(212,764)
Interest credited to policyholders’ account balances	271,379	213,371	208,768
Realized investment (gains)/losses, net	469,184	(206,206)	20,683
Amortization and other non-cash items	(10,451)	(5,505)	(1,786)
Change in:
Future policy benefits and other insurance liabilities	(335,236)	1,331,959	410,521
Reinsurance recoverable	277,997	(1,104,127)	(378,931)
Accrued investment income	(10,959)	(5,193)	(379)
Receivables from parent and affiliates	94,287	(30,500)	(12,663)
Payables to parent and affiliates	(41,496)	15,446	30,780
Deferred policy acquisition costs	(251,131)	(163,154)	(204,979)
Income taxes payable	(67,851)	76,532	34,505
Deferred sales inducements	(94,526)	(71,899)	(57,253)
Other, net	(16,925)	(125,324)	(135,666)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	(48,288)	(32,773)	(51,830)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	1,673,613	1,485,142	2,051,195
Policy loans	150,744	110,856	105,043
Commercial mortgage loans	46,286	20,553	30,954
Equity securities, available for sale	19,541	(47)	541
Trading account assets, available for sale	5	-	-
Payments for the purchase of:
Fixed maturities available for sale	(2,443,789)	(2,019,688)	(1,668,443)
Policy loans	(117,727)	(109,096)	(110,683)
Commercial mortgage loans	(230,550)	(126,892)	(269,135)
Equity securities, available for sale	(19,636)	-	(983)
Trading account assets, available for sale	(13,301)	(8,803)	(1,164)
Notes receivable from parent and affiliates, net	(143,419)	(8,687)	(34,801)
Other long term investments, net	2,325	(9,343)	(32,783)
Short term investments, net	(96,775)	43,490	(22,550)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	(1,172,683)	(622,515)	47,191

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	1,937,462	2,243,781	1,671,617
Policyholders’ account withdrawals	(1,223,565)	(1,126,295)	(2,051,550)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	53,994	(261,770)	267,275
Dividend to parent	-	-	(300,000)
Contributed capital	-	360,000	-
Net change in financing arrangements (maturities 90 days or less)	1,146	(58,347)	25,062

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES	769,037	1,157,369	(387,596)

Net increase (decrease) in cash and cash equivalents	(451,934)	502,081	(392,235)
Cash and cash equivalents, beginning of year	595,045	92,964	485,199

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 143,111	$ 595,045	$ 92,964

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded) paid	$(68,108)	$(11,525)	$29,905
Interest paid	$8	$573	$590

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

The Company has three subsidiaries, including one wholly owned life subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ” and two subsidiaries formed in 2003 for the purpose of acquiring fixed income investment, these two subsidiaries were liquidated in 2009. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in New Jersey and New York.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Pruco Life Insurance Company and its subsidiaries. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments and Investment-Related Liabilities

The Company’s principal investment are fixed maturities; trading account assets; equity securities; commercial mortgage loans; policy loans; other long-term investments, including joint ventures (other than operating joint ventures), limited partnerships, and short-term investments. Investments and investment-related liabilities also include securities repurchase and resale agreements and securities lending transactions. The accounting policies related to each are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 10 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments, as well as the impact of the Company’s adoption of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Trading account assets, includes invested assets that support certain products carried at fair value which are experience rated, meaning that the investment results associated with these products are expected to ultimately accrue to contractholders. Realized and unrealized gains and losses for these investments are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equity securities, available for sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other than temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Commercial mortgage loans are carried at unpaid principal balance, net of unamortized premiums or discounts and an allowance for losses. Interest income, as well as prepayment fees and the amortization of related premiums or discounts, is included in “Net investment income.” The allowance for losses includes a loan specific reserve for non-performing loans and a portfolio reserve for probable incurred but not specifically identified losses. Non-performing loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. The allowances for losses on these loans are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. Interest received on non-performing loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income, based on the Company’s assessment as to the collectability of principal. The Company discontinues accruing interest on non-performing loans after the loans are 90 days delinquent as to principal or interest, or earlier when the Company has doubts about collectability. When a loan is recognized as non-performing, any accrued but uncollectible interest is charged to interest income in the period the loan is deemed non-performing. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established. The portfolio reserve for incurred but not specifically identified losses, considers the current credit composition of the portfolio, based on an internal quality ratings, as well as, property type diversification, the Company’s past loan experience and other relevant factors. Together with historical credit migration and default statistics, the internal quality ratings are used to determine a default probability by loan. Historical loss severity statistics by property type are then applied to arrive at an estimate for incurred but not specifically identified losses. Historical credit migration, default and loss severity statistics are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations. The allowance for losses on commercial mortgage can increase or decrease from period to period based on these factors. The gains and losses from the sale of loans, which are recognized when the Company relinquishes control over the loans, as well as changes in the allowance for loan losses, are reported in “Realized investment gains (losses), net.”

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in net investment income at the contract interest rate when earned.

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short term in nature, and therefore, the carrying amounts of these instruments approximate fair value. As part of securities repurchase, agreements or securities loan transactions the Company transfers U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company receives U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short term investments or fixed maturities.

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

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value and fair value changes on embedded derivatives and derivatives that do not qualify for hedge accounting treatment.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments, and other debt issues with maturities of three months or less when purchased. The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Policy Acquisition Costs

Costs that vary with and that are related primarily to the production of new insurance and annuity products are deferred to the extent such costs are deemed recoverable from future profits. Such deferred policy acquisition costs (“DAC”) include commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new business. In each reporting period, capitalized DAC is amortized. DAC is subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits or premiums less benefits and maintenance expenses, as applicable. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

Policy acquisition costs related to interest-sensitive and variable life products and fixed and variable deferred annuity products are deferred and amortized over the expected life of the contracts (periods ranging from 25 to 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, surrender charges and the performance of hedging programs for embedded derivative features, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a nonintegrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies.

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds, which are invested for certain policyholders and other customers. The assets consist primarily of equity securities, fixed maturities, real estate related investments, real estate mortgage loans and short term investments and derivative instruments. The assets of each account are legally segregated and are generally not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities primarily represent the contractholder’s account balance in separate account assets and to a lesser extent borrowings of the separate account. See Note 7 to the Consolidated Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate accounts generally accrue to the policyholders and are not included in the Consolidated Statements of Operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset administration fees charged to the accounts are included in “Asset administration fees.”

Other Assets and Other Liabilities

Other assets consist primarily of premiums due, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For life insurance, and annuity products, expected mortality and morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation on our term life products. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity products with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7, and certain unearned revenues.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits, plus interest credited, less policyholders’ withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues.

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

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than interest-sensitive life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

Certain individual annuity contracts provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 7. The Company also provides contracts with certain living benefits which are considered embedded derivatives. These contracts are discussed in further detail in Note 7.

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

Asset Administration Fees

The Company receives asset administration fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds (see Note 13 to the Consolidated Financial Statements). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the value of securities. Derivative financial instruments generally used by the Company include swaps and futures, and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Values can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non performance risk, used in valuation models.

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

Derivatives are recorded as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” in the Statements of Financial Position, except for embedded derivatives, which are recorded in the Statements of Financial Position with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities section in the Statements of Cash Flows.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments, the identification of which involves judgment. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Trading account assets,” at fair value.

The Company has entered into reinsurance agreements to transfer the risk related to the embedded derivatives to affiliates. These reinsurance agreements are derivatives and have been accounted in the same manner as the embedded derivative.

Income Taxes

The Company is a member of the consolidated federal income tax return of Prudential Financial and primarily files separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential Financial, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision.

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to reduce a deferred tax asset to the amount expected to be realized.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 9 for additional information regarding income taxes.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of New Accounting Pronouncements

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It is effective for the first annual or interim reporting period ending after December 15, 2009. The Company’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In August 2009, the FASB issued updated guidance for the fair value measurement of liabilities. This guidance provides clarification on how to measure fair value in circumstances in when a quoted price in an active market for the identical liability is not available. This guidance also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. The Company adopted this guidance effective with the annual reporting period ended December 31, 2009, and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In June 2009, the FASB issued authoritative guidance for the FASB’s Accounting Standards Codification TM as the source of authoritative U.S. GAAP. The Codification is not intended to change U.S. GAAP but is a new structure which organizes accounting pronouncements by accounting topic. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s adoption of this guidance effective with the interim reporting period ending September 30, 2009 impacted the way the Company references U.S. GAAP accounting standards in the financial statements.

In April 2009, the FASB revised the authoritative guidance for disclosures about fair value of financial instruments. This new guidance requires disclosures about fair value of financial instruments for interim reporting periods similar to those included in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance effective with the interim period ending June 30, 2009.

In April 2009, the FASB revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments. This new guidance amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure requirements of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance also requires that the required annual disclosures for debt and equity securities be made for interim reporting periods. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company early adopted this guidance effective January 1, 2009, which resulted in a net after-tax increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $19.6 million. The disclosures required by this new guidance are provided in Note 3. See “Investments and Investment-Related Liabilities” above for more information.

In April 2009, the FASB revised the authoritative guidance for fair value measurements and disclosures to provide guidance on (1) estimating the fair value of an asset or liability if there was a significant decrease in the volume and level of trading activity for these assets or liabilities, and (2) identifying transactions that are not orderly. Further, this new guidance requires additional disclosures about fair value measurements in interim and annual periods. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company’s early adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The disclosures required by this revised guidance are provided in Note 10.

In October 2008, the FASB revised the authoritative guidance on determining the fair value of a financial asset when the market for that asset is not active. This guidance clarifies the application of fair value measurements in a market that is not active and applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements. The guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The Company’s adoption of this guidance effective September 30, 2008 did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued authoritative guidance for derivative instruments and hedging activities which amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosures are provided in Note 11.

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

In February 2008, the FASB revised the authoritative guidance which delays the effective date of the authoritative guidance related to fair value measurements and disclosures for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company’s adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2008, the FASB issued authoritative guidance for application of the shortcut method to hedge accounting with respect to the conditions that must be met to apply the shortcut method for assessing hedge effectiveness. This new guidance was effective for hedging relationships designated on or after January 1, 2008. The Company’s adoption of this guidance effective January 1, 2008 did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued authoritative guidance on the fair value option for financial assets and financial liabilities. This guidance provides companies with an option to report selected financial assets and liabilities at fair value, with the associated changes in fair value reflected in the Consolidated Statements of Operations. The Company adopted this guidance effective January 1, 2008.

In September 2006, the FASB issued authoritative guidance on fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance does not change which assets and liabilities are required to be recorded at fair value, but the application of this guidance could change practices in determining fair value. The Company adopted this guidance effective January 1, 2008. See Note 10 for more information on fair value measurements guidance.

In June 2006, the FASB revised the authoritative guidance for accounting for uncertainty in income taxes. See Note 9 for details regarding the adoption of this new guidance on January 1, 2007.

In February 2006, the FASB issued authoritative guidance on accounting for certain hybrid instruments. This guidance eliminates an exception from the requirement to bifurcate an embedded derivative feature from beneficial interests in securitized financial assets. The Company has used this exception for investments the Company has made in securitized financial assets in the normal course of operations, and thus previous to the adoption of this standard has not had to consider whether such investments contain an embedded derivative. The new requirement to identify embedded derivatives in beneficial interests will be applied on a prospective basis only to beneficial interests acquired, issued, or subject to certain remeasurement conditions after the adoption of the guidance. This statement also provides an election, on an instrument by instrument basis, to measure at fair value an entire hybrid financial instrument that contains an embedded derivative requiring bifurcation, rather than measuring only the embedded derivative on a fair value basis. If the fair value election is chosen, changes in unrealized gains and losses are reflected in the Consolidated Statements of Operations. The Company’s adoption of this guidance effective January 1, 2007 did not have a material effect on the Company’s consolidated financial position or results of operations.

In September 2005, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued authoritative guidance on accounting by insurance enterprises for deferred acquisition costs in connection with modifications or exchanges of insurance contracts. This guidance tells insurance enterprises how to account for deferred acquisition costs, including deferred policy acquisition costs, and deferred sales inducements, on certain internal replacements of certain insurance and investment contracts. The guidance defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract, and was effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company adopted this guidance on January 1, 2007, which resulted in a net after-tax reduction to retained earnings of $2.5 million.

Future Adoption of New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requiring enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company’s adoption of this guidance effective January 1, 2010 is not expected to have a material effect on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

conditions for reporting a transfer of a portion of a financial asset as a sale. Disclosure provisions will be applied to transfers that occurred both before and after January 1, 2010. The Company adoption of this guidance effective January 1, 2010 is not expected to have a material effect on the Company’s consolidated financial position, results of operations and financial statement disclosures.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

3.	INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$169,849	$2,270	$459	$171,660	$-
Obligations of U.S. states and their political subdivisions	16,924	-	922	16,002	-
Foreign government bonds	39,405	5,157	287	44,275	-

Corporate securities	3,802,403	181,748	26,354	3,957,797	(2,635)
Asset-backed securities(1)	468,747	21,638	39,604	450,781	(45,134)
Commercial mortgage-backed securities	494,023	12,224	4,631	501,616	-
Residential mortgage-backed securities (2)	678,026	35,559	1,643	711,942	(1,826)

Total fixed maturities, available for sale	$5,669,377	$258,596	$73,900	$5,854,073	$(49,595)

Equity securities, available for sale	$27,332	$1,663	$1,353	$27,642	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which, from January 1, 2009, were not included in earnings under new authoritative accounting guidance. Amount excludes $(24) million of net unrealized gains (losses) on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$147,879	$7,848	$101	$155,626
Obligations of U.S. states and their political subdivisions	114,375	3,449	352	117,472
Foreign government bonds	30,633	3,156	204	33,585
Corporate securities	2,658,859	25,771	230,154	2,454,476
Asset-backed securities	696,441	14,357	83,242	627,556
Commercial mortgage-backed securities	525,257	193	88,187	437,263
Residential mortgage-backed securities	692,082	29,970	3,868	718,184

Total fixed maturities, available for sale	$4,865,526	$84,744	$406,108	$4,544,162

Equity securities, available for sale	$28,015	$11	$11,154	$16,872

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2009, are as follows:

	Available for Sale

	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$324,330	$329,937
Due after one year through five years	1,854,630	1,933,764
Due after five years through ten years	1,395,529	1,455,253
Due after ten years	454,092	470,780
Asset-backed securities	468,747	450,781

Commercial mortgage-backed securities	494,023	501,616
Residential mortgage-backed securities	678,026	711,942

Total	$5,669,377	$5,854,073

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

Other Long term Investments

“Other long-term investments” are comprised as follows at December 31:

	2009	2008
	(in thousands)
Company’s investment in Separate accounts	$34,558	$41,982
Joint ventures and limited partnerships	39,113	39,671
Derivatives	-	5,180

Total other long- term investments	$73,671	$86,833

Trading Account Assets

The following table provides information relating to trading account assets at December 31:

	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Fixed maturities:

Corporate securities	$1,200	$1,182	$1,200	$1,088

Commercial mortgage-backed securities	4,924	5,108	4,901	3,822

Asset-backed securities	18,903	20,647	5,179	5,057

Total fixed maturities	25,027	26,937	11,280	9,967

Total trading account assets	$25,027	$26,937	$11,280	$9,967

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees” were $3 million and ($1) million during year ended December 31, 2009 and 2008 respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (Continued)

Commercial Mortgage Loans

The Company’s commercial mortgage loans are comprised as follows as at December 31:

	2009		2008
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage loans by property type
Industrial buildings	$200,168	18.6%	$199,366	22.6%
Retail stores	336,699	31.3%	163,289	18.5%
Apartment complexes	159,669	14.9%	147,744	16.8%
Office buildings	164,412	15.3%	159,606	18.1%
Agricultural properties	68,697	6.4%	66,518	7.5%
Hospitality	58,714	5.5%	-	-%
Other	85,729	8.0%	145,198	16.5%

Total collateralized loans	1,074,088	100.0%	881,721	100.0%

Valuation allowance	(25,742)		(8,173)

Total net commercial mortgage loans	1,048,346		873,548

Total other uncollaterized loans	-		8,090
Total commercial mortgage and other loans	$1,048,346		$881,638

The commercial loans are geographically dispersed throughout the United States with the largest concentrations in California (21%) and New Jersey (10%) at December 31, 2009.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2009	2008
	(in thousands)
Allowance for losses, beginning of year	$8,173	$4,517
Addition to allowance for losses	17,569	3,656

Allowance for losses, end of year	$25,742	$8,173

Non-performing commercial mortgage identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, are as follows:

	2009	2008
	(in thousands)
Non-performing commercial mortgage and other loans with allowance for losses	$48,151	$-
Non-performing commercial mortgage and other loans with no allowance for losses	-	19,243
Allowance for losses, end of year	(12,808)	-

Net carrying value of non-performing commercial mortgage and other loans	$35,343	$19,243

Non-performing commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $24 million and, $10 million for 2009 and 2008, respectively. Net investment income recognized on these loans totaled $2 million and $1 million for the years ended December 31, 2009 and 2008, respectively. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (Continued)

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2009	2008	2007
	(in thousands)
Fixed maturities, available for sale:

Proceeds from sales	$572,902	$1,070,088	$1,488,457
Proceeds from maturities/repayments	1,100,012	416,196	553,716
Gross investment gains from sales, prepayments and maturities	17,375	13,949	13,755
Gross investment losses from sales and maturities	(19,291)	(6,516)	(5,707)

Fixed maturity and equity security impairments:

Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(31,896)	$(57,790)	$(2,889)

Writedowns for other-than-temporary impairment losses on equity securities	$(2,259)	$(22)	$-

1) Effective with the adoption of new authoritative guidance January 1, 2009, excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the periods indicated.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Year Ended December 31, 2009
(in thousands)
Balance, beginning of period	$-
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	21,827
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(10,181)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-
Credit loss impairment recognized in the current period on securities not previously impaired	19,090
Additional credit loss impairments recognized in the current period on securities previously impaired	11,479
Increases due to the passage of time on previously recorded credit losses	1,589
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(861)

Balance, December 31, 2009	$42,943

(1)

        Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2009	2008	2007
	(in thousands)
Fixed maturities, available for sale	$306,535	$269,498	$283,526
Equity securities, available for sale	1,966	2,230	2,248
Trading account assets	1,086	283	60
Commercial mortgage loans	60,575	49,786	37,174
Policy loans	53,934	53,073	50,776
Short-term investments and cash equivalents	2,407	10,142	25,064

Other long-term investments	(6,700)	(3,694)	4,905

Gross investment income	419,803	381,318	403,753
Less investment expenses	(13,763)	(17,567)	(22,359)

Net investment income	$406,040	$363,751	$381,394

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (continued)

Carrying value for non-income producing assets included in fixed maturities totaled $15.5 million as of December 31, 2009. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2009.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2009	2008	2007
	(in thousands)

Fixed maturities	(33,813)	(50,358)	5,159
Equity securities	(837)	(22)	159
Commercial mortgage loans	(17,568)	(3,656)	(1,078)
Joint ventures and limited partnerships	(731)	-	-
Derivatives (1)	(416,318)	260,027	(24,926)
Other	83	215	3

Realized investment (losses), net	$(469,184)	$206,206	$(20,683)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$-	$-	$-	$-	$-
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(19,184)	1,446	-	6,208	(11,530)
Net investment gains (losses) on investments arising during the period	26,718	-	-	(9,431)	17,287
Reclassification adjustment for OTTI losses included in net income	9,704	-	-	(3,426)	6,278
Reclassification adjustment for OTTI losses excluded from net income (1)	(43,123)	-	-	15,222	(27,901)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	17,429	-	(6,152)	11,277
Impact of net unrealized investment (gains) losses on Policyholder account balance	-	-	(8,037)	2,837	(5,200)

Balance, December 31, 2009	$(25,885)	$18,875	$(8,037)	$5,258	$(9,789)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)		Deferred Policy Acquisition Costs and Other Costs		Policy Holder Account Balances		Deferred Income Tax (Liability) Benefit		Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
		(in thousands)
Balance, December 31, 2006	$	64,014	$	(38,090	$	14,540	$	(15,369)	$	25,095

Net investment (losses) on investments arising during the period		(25,373)		-		-		8,279		(17,094)
Reclassification adjustment for (losses) included in net income		5,319		-		-		(1,862)		3,457
Impact of net unrealized investment gains on deferred policy acquisition costs		-		13,071		-		(4,575)		8,496
Impact of net unrealized investment gains on policyholders’ account balances		-		-		(4,182)		1,464		(2,718)

Balance, December 31, 2007	$	43,960	$	(25,019)	$	10,358	$	(12,063)	$	17,236

Net investment gains (losses) on investments arising during the period		(325,480)		-		-		113,648		(211,832)
Reclassification adjustment for gains (losses) included in net income		(50,380)		-		-		17,633		(32,747)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs		-		264,616		-		(92,616)		172,000
Impact of net unrealized investment (gains) losses on policyholders’ account balances		-		-		(126,068)		44,124		(81,944)

Balance, December 31, 2008	$	(331,900)	$	239,597	$	(115,710)	$	70,726	$	(137,287)

Cumulative impact of the adoption of new authoritative guidance on January 1, 2009		(12,856)		538		-		4,311		(8,007)
Net investment gains (losses) on investments arising during the period		513,845		-		-		(179,846)		333,999
Reclassification adjustment for (gains) losses included in net income		24,946		-		-		(8,731)		16,215
Reclassification adjustment for OTTI losses excluded from net income (2)		43,123		-		-		(15,093)		28,030
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs		-		(407,199)		-		144,673		(262,526)
Impact of net unrealized investment (gains) losses on policyholders’ account balances		-		-		176,541		(61,788)		114,753

Balance, December 31, 2009	$	237,158	$	(167,064)	$	60,831	$	(45,748)	$	85,177

(1)	Includes cash flow hedges. See Note 11 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2009	2008
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(25,885)	$-
Fixed maturity securities, available for sale – all other	210,581	(321,364)
Equity securities, available for sale	310	(11,142)
Derivatives designated as cash flow hedges(1)	(2,974)	(672)
Other investments	29,241	1,278

Net unrealized losses on investments	$211,273	$(331,900)

(1) See Note 11 for more information on cash flow hedges.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2009
	Less than twelve months (1)		Twelve months or more (1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$20,888	$459	$-	$-	$20,888	$459
Obligations of U.S. states and their political subdivisions	15,752	922	-	-	15,752	922
Foreign government bonds	6,719	272	85	15	6,804	287
Corporate securities	521,900	9,918	218,362	16,436	740,262	26,354
Commercial mortgage-backed securities	120,153	1,639	76,082	2,992	196,235	4,631
Asset-backed securities	32,045	7,055	113,323	32,549	145,368	39,604
Residential mortgage-backed securities	42,560	1,097	6,819	546	49,379	1,643

Total	$760,017	$21,362	$414,671	$52,538	$1,174,688	$73,900

Equity Securities, available for sale	$6,728	$521	$5,839	$832	$12,567	$1,353

(1)  The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009.

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

The gross unrealized losses at December 31, 2009 and 2008 are composed of $28 million and $291 million related high or highest quality securities based on NAIC or equivalent rating and $46 million and $115 million related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At December 31, 2009, $39 million of the gross unrealized losses represented declines in value of greater than 20%, $4 million of which had been in that position for less than six months, as compared to $229 million at December 31, 2008 that represented declines in value of greater than 20%, $223 million of which had been in that position for less than six months. At December 31, 2009, the $53 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and utilities sectors of the Company’s corporate securities. At December 31, 2008, the $139 million of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the manufacturing and utilities sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2009 or 2008. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2009, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

As of December 31, 2009 securities with a fair value of $6 million and gross unrealized losses of $0.8 million that have been in a continuous unrealized loss position for twelve months or more represent perpetual preferred securities, which have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2009 and 2008. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2009 or 2008.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (continued)

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and future contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2009	2008
	( in thousands)
Fixed maturity securities, available for sale – all other	199,852	153,713

Total securities pledged	$199,852	$153,713

As of December 31, 2009, the carrying amount of the associated liabilities supported by the pledged collateral was $208 million. Of this amount, $12 million was “Securities sold under agreements to repurchase” and $196 million was “Cash collateral for loaned securities. As of December 31, 2008, the carrying amount of the associated liabilities supported by the pledged collateral was $154 million. Of this amount, $45 million was “Securities sold under agreements to repurchase” and $109 million was “Cash collateral for loaned securities.”

Fixed maturities of $4 million at December 31, 2009 and 2008 were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.	DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2009	2008	2007
	(in thousands)
Balance, beginning of year	$2,602,085	$2,174,315	$1,959,431
Capitalization of commissions, sales and issue expenses	545,418	471,771	490,422
Amortization	(294,286)	(308,617)	(285,443)
Change in unrealized investment gains/(losses)	(369,723)	264,616	13,071
Impact of adoption of guidance on accounting for deferred acquisition costs in connection with modifications or exchanges of insurance contracts	-	-	(3,166)

Balance, end of year	$2,483,494	$2,602,085	$2,174,315

Deferred acquisition costs include reductions in capitalization and amortization related to the reinsurance expense allowances resulting from the coinsurance treaty with Prudential Arizona Reinsurance Captive Company, or “PARCC,” and Prudential Arizona Reinsurance III Company, or “PAR III” discussed in Note 13 to the Consolidated Financial Statements.

Ceded capitalization in the above table amounted to $220 million, $126 million and $123 million in 2009, 2008 and 2007 respectively. Ceded amortization amounted to $53 million, $22 million and $16 million in 2009, 2008 and 2007 respectively.

5.	POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2009	2008
	(in thousands)
Life insurance – domestic	$ 2,195,902	$ 1,757,415
Life insurance – Taiwan	786,044	701,160
Individual and group annuities	54,241	51,366
Policy claims and other contract liabilities	109,333	1,008,140

Total future policy benefits	$3,145,520	$3,518,081

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

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of present values range from 1.06% to 14.75%, with approximately 17.43% of the reserves based on an interest rate in excess of 8.00%. The interest rate used in the determination of group annuities reserves is 14.75%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience. The interest rates used in the determination of the present values range from 1.13% to 6.32%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2009	2008
	(in thousands)
Interest-sensitive life contracts	$ 3,954,459	$ 3,689,624
Individual annuities	2,172,332	2,085,002
Guaranteed interest accounts	274,434	272,934
Other	393,496	274,448

Total policyholders’ account balances	$ 6,794,721	$ 6,322,008

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates range from 3.00% to 5.30% for interest-sensitive life contracts. Interest crediting rates for individual annuities range from 1.00% to 11.00% with less than 1.00% of policyholders’ account balances with interest crediting rates in excess of 8.00%. Interest crediting rates for guaranteed interest accounts range from 3.00% to 6.25%. Interest crediting rates range from 1.00% to 6.23% for other.

6.	REINSURANCE

The Company participates in reinsurance, with Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Pruco Re and Prudential Arizona Reinsurance III Company, or “PAR III”, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

Effective December 31, 2008 the Company, excluding its subsidiaries, entered into a coinsurance agreement with an affiliate, PAR III, providing for the 90% reinsurance of its Return of Premium (“ROP”) Term Life policies issued on or after January 1, 2009.

The Company has entered into various reinsurance agreements with an affiliate, Pruco Re, to reinsure its living benefit features sold on certain of its annuities as part of its risk management and capital management strategies. For additional details on these agreements, see Note 13.

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

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the years December 31, are as follows:

2009		2008	2007
		(in thousands)

Gross premiums and policy charges and fee income	$1,896,683	$1,717,526	$1,604,200
Reinsurance ceded	(1,171,957)	(954,583)	(854,254)

Net premiums and policy charges and fee income	$724,726	$762,943	$749,946

Policyholders’ benefits ceded	$515,539	$496,280	$434,522
Realized capital (losses)/gains net, associated with derivatives	$(1,183,687)	$1,059,476	$35,557

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

6.	REINSURANCE (continued)

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income.

Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

In 2009, reinsurance ceded included a $17 million expense due to an underpayment to an affiliate in prior periods and in 2008 reinsurance ceded included a $49 million benefit from an adjustment due to an overpayment to an affiliate in prior periods,

Realized investment gains and losses include the reinsurance of certain of the Company’s embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company also sells certain universal life products that contain a no lapse guarantee provision. The Company entered into an agreement with UPARC (See Note 13 to the Consolidated Financial Statements) to reinsure these guarantees. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative.

Reinsurance recoverables included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	(in thousands)
2009		2008
Domestic life insurance – affiliated	$ 1,606,000	$ 2,340,962
Domestic life insurance - unaffiliated	4,050	1,540
Taiwan life insurance-affiliated	786,045	701,160

	$ 2,396,095	$ 3,043,662

Substantially all reinsurance contracts are with affiliates as of December 31, 2009 and 2008. These contracts are described further in Note 13 of the Consolidated Financial Statements.

The gross and net amounts of life insurance in- force as December 31, were as follows:

	2009	2008	2007
		(in thousands)
Gross life insurance in force	$ 517,012,733	$ 450,675,048	$ 388,072,515
Reinsurance ceded	(465,245,943)	(405,820,776)	(346,204,265)

Net life insurance in force	$ 51,766,790	$ 44,854,272	$ 41,868,250

7.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

The Company issues traditional variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. The Company also issues variable annuity contracts with general and separate account options where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees, which arise upon election of the applicable optional living benefit or optional death benefit, include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period including withdrawal and living benefits payable during specified periods. The Company also offers an enhanced withdrawal benefit should a contractholder not be able to perform normal activities of daily living.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2009, 2008 and 2007 there were no gains or losses on transfers of assets from the general account to a separate account.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

7.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

7.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. As of December 31, 2009 and 2008, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2009		December 31, 2008
	In the Event of Death	At Annuitization / Accumulation (1)	In the Event of Death	At Annuitization / Accumulation (1)

Variable Annuity Contracts	( in thousands)		( in thousands)

Return of net deposits
Account value	$9,277,670	N/A	$4,851,040	N/A

Net amount at risk	$275,876	N/A	$812,387	N/A

Average attained age of contractholders	61 years	N/A	62 years	N/A

Minimum return or contract value

Account value	$9,397,969	$12,015,386	$7,786,709	$6,509,124

Net amount at risk	$2,255,244	$773,487	$3,648,143	$1,288,590

Average attained age of contractholders	66 years	62 years	66 years	62 years

Average period remaining until earliest expected annuitization	N/A	2.21 years	N/A	3.2 years

(1) Includes income and withdrawal benefits as described herein

Market value adjusted annuities	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value

Account value	$180,099	$187,867	$205,546	$206,669

	December 31, 2009	December 31, 2008

	In the Event of Death

Variable Life, Variable Universal Life and Universal Life Contracts	(in thousands)
No Lapse Guarantees
Separate account value	$2,157,765	$1,602,802
General account value	$1,517,912	$1,216,324
Net amount at risk	$49,987,909	$45,408,328
Average attained age of contractholders	50 years	50 years

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2009	December 31, 2008
	(in thousands)
Equity funds	$ 5,100,008	$ 5,241,841
Bond funds	1,662,669	1,281,743
Balanced funds	9,216,382	3,413,707
Money market funds	323,689	481,372
Specialty funds	151,380	66,501

Total	$ 16,454,128	$ 10,485,164

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

7.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

In addition to the above mentioned amounts invested in separate account investment options, $2.222 billion and $2.153 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA feature, were invested in general account investment options in 2009 and 2008, respectively.

Liabilities for Guaranteed Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum income and withdrawal benefits (“GMIWB”) and guaranteed minimum accumulation benefits (“GMAB”) features are considered to be bifurcated embedded derivatives are recorded at fair value. Changes in the fair value of these embedded derivatives, along with any fees attributed or payments made relating to the embedded derivative are recorded in “Realized investment gains (losses), net.” The liabilities for GMAB and GMIWB are included in “Future policy benefits.”

	GMDB		GMIB	GMIWB - GMAB	Total

	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity
	(in thousands)
Balance as of January 1, 2007	$42,622	$26,426	$17,736	$(8,336)	$78,448
Incurred guarantee benefits (1)	4,247	28,758	(8,831)	43,569	67,743
Paid guarantee benefits	(11,198)	-	-	-	(11,198)

Balance as of December 31, 2007	$35,671	$55,184	$8,905	$35,233	$134,993
Incurred guarantee benefits (1)	162,244	32,311	32,112	759,407	986,074
Paid guarantee benefits	(35,346)	(756)	-	-	(36,102)

Balance as of December 31, 2008	$162,569	$86,739	$41,017	$794,640	$1,084,965
Incurred guarantee benefits (1)	(13,709)	63,694	(14,478)	(812,179)	(776,672)
Paid guarantee benefits	(68,937)	(7,262)	-	-	(76,199)

Balance as of December 31, 2009	$79,923	$143,171	$26,539	$(17,539)	$232,094

(1) Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be embedded derivatives.

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

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which includes an automatic investment rebalancing element that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMIWB features, taken collectively, provides a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which is available under only one of the Company’s GMIWBs) guarantees that a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contract holder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. Certain GMIWB features include an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

7.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

As part of risk management strategy in addition to reinsurance, Pruco Re. hedges or limits exposure to these risks through a combination of product design elements, such as an automatic rebalancing element, and externally purchased hedging instruments, such as equity options and interest rate swaps. The automatic rebalancing element included in the design of certain variable annuity products transfers assets between contractholder sub-accounts depending on a number of factors, including the investment performance of the sub-accounts. Negative investment performance may result in transfers to either a fixed-rate general account option or a separate account bond portfolio. In certain situations, assets may transfer back when investment performance improves. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum purchase age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into three broad categories, (1) those that utilize both an automatic rebalancing element and capital markets hedging, such as for certain GMIWB riders; (2) those that utilize only capital markets hedging, such as for certain legacy GMIWB and GMAB riders; and (3) those with risks we have deemed suitable to retain, such as for GMDB and GMIB riders. Riders in category 1 from above also include GMDB riders, and as such the GMDB risk in these riders benefits from the automatic rebalancing element.

Sales Inducements

The Company defers sales inducements and amortizes them over the anticipated life of the annuity using the same methodology and assumptions use to amortize deferred policy acquisition costs. The Company offers certain sales inducements. These inducements include a bonus, whereby (subject to certain limitations) each purchase payment submitted by a contractholder is increased by an amount equal to a specified percentage of the purchase payment. Changes in deferred sales inducements are as follows:

	2009	2008	2007
	(in thousands)
Balance, beginning of year	$269,310	$215,057	$182,578
Capitalization	94,526	71,899	57,253
Amortization	(47,565)	(17,646)	(24,774)
Change in unrealized investment gains and (losses)	(19,930)	-	-

Balance, end of year	$296,341	$269,310	$215,057

8.	STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

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

Statutory net income (loss) for the Company amounted to $106 million, $(566) million, and $61 million for the years ended December 31, 2009, 2008, and 2007, respectively. Statutory surplus of the Company amounted to $875 million and $601 million at December 31, 2009 and 2008, respectively.

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the Arizona Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is $87 million capacity to pay a dividend in 2010 without prior approval. The Company paid a dividend of $102 million, and returned capital of $198 million, to its parent company in 2007. In 2008 and 2009, there were no dividends nor any returns of capital paid to the parent company.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

9.	INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2009	2008	2007
	(in thousands)
Current tax expense (benefit):
U.S.	$93,658	$(126,180)	$8,570

Total	93,658	(126,180)	8,570

Deferred tax expense (benefit):
U.S.	(229,618)	191,184	55,842

Total	(229,618)	191,184	55,842

Total income tax expense (benefit) on income from operations	$(135,960)	$65,004	$64,412
Other comprehensive (loss) income	111,335	(83,046)	(3,062)
Cumulative effect of changes in accounting policy	10,637	-	(693)

Total income tax expense (benefit) on continuing operations	$(13,988)	$(18,042)	$60,657

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of ($201.8) million, $314.3 million and $311.7 million, and no income from foreign operations for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s actual income tax expense for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and cumulative effect of accounting change for the following reasons:

	2009	2008	2007
	(in thousands)
Expected federal income tax expense (benefit)	$(70,612)	$110,015	$109,111
Non-taxable investment income	(35,900)	(43,914)	(45,952)
Tax credits	(2,270)	(4,974)	(5,203)
Expiration of statute of limitations and related interest	(33,812)	-	-
Other	6,634	3,877	6,456

Total income tax expense (benefit) on continuing operations	$(135,960)	$65,004	$64,412

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2009	2008
	(in thousands)
Deferred tax assets
Insurance reserves	$101,831	$202,239
Net unrealized investment losses on securities	-	113,853
Investments	149,767	-
Other	-	29,930

Deferred tax assets	251,598	346,022

Deferred tax liabilities
Insurance reserves	$0	$-
Deferred acquisition costs	627,253	710,583
Investments	-	195,900
Net unrealized gains on securities	74,916	-
Other	2,242	-

Deferred tax liabilities	704,411	906,482

Net deferred tax asset (liability)	$(452,813)	$(560,460)

As of December 31, 2009, the Company had no ordinary or capital losses or tax credits that are attributed to reduce taxes in future years.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

9.	INCOME TAXES (continued)

tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The Company had no valuation allowance as of December 31, 2009, 2008 and 2007.

Management believes that based on its historical pattern of taxable income, the Company and its subsidiaries will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of the deferred tax asset that is realizable.

On January 1, 2007, the Company adopted the revised authoritative guidance for accounting for uncertainty in income taxes which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. Adoption of this new guidance resulted in an increase to the Company’s income tax liability and a decrease to retained earnings of $0.7 million as of January 1, 2007.

The Company’s unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007, 2008 and 2009 are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in thousands)
Amounts as of January 1, 2007	$45,118	$6,608	$51,726
Increases in unrecognized tax benefits taken in prior period	—	—	—
(Decreases) in unrecognized tax benefits taken in prior period	—	(826)	(826)

Amounts as of December 31, 2007	$45,118	$5,782	$50,900
Increases in unrecognized tax benefits taken in prior period	—	297	297
(Decreases) in unrecognized tax benefits taken in prior period	—	—	—

Amounts as of December 31, 2008	$45,118	$6,079	$51,197
Increases in unrecognized tax benefits taken in prior period	—	—	—
(Decreases) in unrecognized tax benefits taken in prior period	—	(826)	(826)
Settlements with parent	(17,197)	—	(17,197)
Settlements with taxing authorities	—	—	—
(Decreases) in unrecognized tax benefits as a result of lapse of the applicable statute of limitations	(26,431)	—	(26,431)

Amounts as of December 31, 2009	$1,490	5,253	6,743

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2007	$45,118	$—	$45,118

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2008	$45,118	$—	$45,118

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2009	$1,490	$—	$1,490

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). In 2009, 2008, and 2007, respectively, the Company recognized $(4.9), $1.2, and $0.7 million in the consolidated statement of operations and recognized $1.3, $6.0 and $4.8 million in liabilities in the consolidated statement of financial position for tax-related interest and penalties.

During 2009, in accordance with the terms of the tax sharing agreement with its parent, Prudential Financial, the Company settled $17 million of its contingent tax liability with PFI and was relieved of any future obligation related thereto. The liability is primarily related to tax years prior to 2002. The settlement of this liability was recorded as an increase to additional paid-in capital.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service, (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 and 2005 tax years is set to expire in June 2010. Tax years 2006 through 2008 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

As discussed above, the completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. As such, 2009 benefited from a reduction to the liability for unrecognized tax benefits and interest of $34 million, primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years, and related interest.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

9.	INCOME TAXES (continued)

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is the primary component of the non-taxable investment income shown in the table above, and, as such, is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2008, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2007, 2008 or 2009 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company has agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and has taken no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. These activities had no impact on the Company’s 2007, 2008 or 2009 results.

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

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain asset-backed securities collateralized by sub-prime mortgages as discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2009 and December 31, 2008 these over-rides on a net basis were not material.

Inactive Markets - During 2009, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an increase in the level of activity beginning in the second quarter of 2009. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved in the second and third quarter of 2009. Based on this information, the Company concluded as of June 30, 2009 and continuing through December 31, 2009 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects the Company’s judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions, and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to recent observations of limited transactions in sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and the amount of observable information. The Company weighted third-party pricing information as little as 30% where it had little observable market information, and as much as 100% where more observable information was available. As a result, as of December 31,2009, the Company reported fair values for these sub-prime securities which were net $15 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $95 million, which was reflected within Level 3 in the fair value hierarchy as of December 31, 2009, based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

10.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and Liabilities by Hierarchy Level - The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$171,660	$-	$171,660
Obligations of U.S. states and their political subdivisions	-	16,002	-	16,002
Foreign government bonds	-	43,193	1,082	44,275
Corporate securities	-	3,925,335	32,462	3,957,797
Asset-backed securities	-	315,315	135,466	450,781
Commercial mortgage-backed securities	-	501,616	-	501,616
Residential mortgage-backed securities	-	711,942	-	711,942

Sub-total	-	5,685,063	169,010	5,854,073
Other trading account assets:
Asset-backed securities	-	20,648	1,182	21,830
Commercial mortgage-backed securities	-	5,107	-	5,107

Sub-total	-	25,755	1,182	26,937

Equity securities, available for sale	6,929	16,880	3,833	27,642
Short term investments	20,083	152,830	-	172,913
Cash and cash equivalents	-	139,589	-	139,589
Other assets	-	49,552	159,618	209,170

Sub-total excluding separate account assets	27,012	6,069,669	333,643	6,430,324

Separate account assets (1)	17,970,733	7,039,869	152,675	25,163,277

Total assets	$17,997,745	$13,109,538	$486,318	$31,593,601

Future policy benefits	-	-	(17,539)	(17,539)

Other liabilities	264	(19,736)	(960)	(20,432)

Total liabilities	$264	$(19,736)	$(18,499)	$(37,971)

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2008.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale	$—	$ 4,479,986	$64,176	$4,544,162
Other trading account assets	—	8,878	1,089	9,967
Equity securities, available for sale	181	15,723	968	16,872
Other long-term investments	—	22,347	(17,167)	5,180
Short-term investments	26,691	49,504	—	76,195
Cash and cash equivalents	—	594,262	—	594,262
Other assets	—	13,699	1,157,884	1,171,583

Sub-total excluding separate account assets	26,872	5,184,399	1,206,950	6,418,221
Separate account assets (1)	11,109,765	6,310,449	154,316	17,574,530

Total assets	$11,136,637	$11,494,848	$1,361,266	$23,992,751

Future policy benefits	—	—	794,640	794,640

Total liabilities	$—	$—	$794,640	$794,640

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of December 31, 2009 and 2008 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Accordingly, these securities have been reflected within Level 3. Significant unobservable inputs used include: issue specific credit adjustments, material non-public financial information, management judgment, estimation of future earnings and cash flows, default rate assumptions, and liquidity assumptions. These inputs are usually considered unobservable, as not all market participants will have access to this data.

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

Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

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

OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities, after consideration of the impacts of two-way collateral posting. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Level 3 includes OTC derivatives where the bid ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs values from less actively traded markets. The fair values of first-to-default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

Cash Equivalents and Short-Term Investments - include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

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

The Company is also required to incorporate its own risk of non-performance in the valuation of the embedded derivatives associated with its optional living benefit features and no lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the claims-paying ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality claims-paying ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the claims-paying ratings of the Company’s insurance subsidiaries, the Company determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of the Company’s claims-paying ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the claims-paying ability of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these affiliated companies. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of December 31, 2009 generally ranged from 75 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2009, as well as the portion of gains or losses included in income for the year ended December 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009.

	Year Ended December 31, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$867	$13,357	$43,642	$6,309	$968
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	—	(2,344)	(10,559)	—	(2)
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	217	3,991	42,357	43	2,864
Net investment income	(2)	916	1,004	—	—
Purchases, sales, issuances, and settlements	—	(4,636)	(20,381)	(1,252)	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	28,257	89,358	—	49
Transfers out of Level 3 (2)	—	(7,079)	(9,955)	(5,100)	(46)

Fair value, end of period	$1,082	$32,462	$135,466	$—	$3,833

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$(2,904)	$(10,020)	$—	$(2)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$217	$3,986	$42,587	$—	$2,864

	Year Ended December 31, 2009
	Other Trading Account Asset - Backed Securities	Other Assets	Separate Account Assets (1)	Other Liabilities	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$1,089	$1,157,884	$154,316	$(17,167)	$(794,640)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(1,157,338)	(3,608)	16,207	848,282
Asset management fees and other income	93	—	—	—	—
Interest credited to policyholder account	—	—	(10,140)	—	—
Included in other comprehensive income (loss)	—	22,282	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	—	136,790	17,545	—	(36,103)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(5,438)	—	—

Fair value, end of period	$1,182	$159,618	$152,675	$(960)	$17,539

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(788,470)	$—	$16,215	$830,739
Asset management fees and other income	$93	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$(10,141)	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

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

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

10.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Transfers – Transfers into Level 3 for Fixed Maturities Available for Sale totaled $118 million during 2009. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when information from third party pricing services or models with observable inputs were utilized. Transfers out of Level 3 for Fixed Maturities Available for Sale were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2008, as well as the portion of gains or losses included in income for the year ended December 31, 2008, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2008.

	Year Ended December 31, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Trading Account Assets	Other Long- term Investments
	(in thousands)
Fair value, beginning of period	$107,063	$4,703	$1,164	$(4,768)
Total gains or (losses) (realized/unrealized):	—	—	—	—
Included in earnings:	—	—	—	—
Realized investment gains (losses), net	(7,165)	(19)	—	(12,399)
Asset management fees and other income	—	—	(75)	—
Interest credited to policyholder account	—	—	—	—
Included in other comprehensive income (loss)	(20,006)	(2,365)	—	—
Net investment income	(329)	—	—	—
Purchases, sales, issuances, and settlements	41,319	—	—	—
Transfers into (out of) Level 3 (2)	(56,706)	(1,351)	—	—

Fair value, end of period	$64,176	$968	$1,089	$(17,167)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(5,390)	$(19)	$—	$(12,394)
Asset management fees and other income	$—	$—	$(75)	$—
Interest credited to policyholder account	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(20,261)	$(2,366)	$—	$—

	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)

Fair value, beginning of period	$48,024	$172,226	$(35,232)
Total gains or (losses) (realized/unrealized):	—	—	—
Included in earnings:	—	—	—
Realized investment gains (losses), net	1,066,865	—	(739,407)
Asset management fees and other income	—	—	—
Interest credited to policyholder account	—	(36,648)	—
Included in other comprehensive income	(1,393)	—	—
Net investment income	—	—	—
Purchases, sales, issuances, and settlements	17,899	18,738	(20,001)
Transfers into (out of) Level 3 (2)	26,489	—	—
Other	—	—	—

Fair value, end of period	$1,157,884	$154,316	$(794,640)

Unrealized gains (losses) for the period ending relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$1,067,417	$—	$(739,961)
Asset management fees and other income	$—	$—	$—
Interest credited to policyholder account	$—	$(36,648)	$—
Included in other comprehensive income (loss)	$(1,393)	$—	$—

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

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Net transfers out of Level 3 for Fixed Maturities Available for Sale totaled $57 million for the year ended December 31, 2008. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

10.	FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Fair Value of Financial Instruments – The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, separate account assets, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 11 for a discussion of derivative instruments.

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

Investment Contracts – Policyholders’ Account Balances

Only the portion of policyholders’ account balances and separate account liabilities related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table below. For fixed deferred annuities, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s claims paying ratings, and hence reflect the Company’s own nonperformance risk. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Assets:
Commercial mortgage loans	$1,048,346	$1,038,323	$881,638	$776,059
Policy loans	1,012,014	1,144,641	1,001,518	1,297,852
Liabilities:
Policyholder account balances – Investment contracts	507,386	502,033	393,998	396,778

11.	DERIVATIVE INSTRUMENTS

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

Embedded Derivatives

The Company sells variable annuity products, which contain embedded derivatives. The Company has reinsurance agreements to transfer the risk related to some of these embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. In the affiliates, the Company maintains a portfolio of derivative instruments that is intended to economically hedge the risks related to the above reinsured products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products feature an automatic rebalancing element to minimize risks inherent in the Company’s guarantees which reduces the need for hedges. In addition to the hedging of guaranteed risks by Pruco Re, the Company started hedging a portion of the market exposure related to the overall capital position of our variable annuity products.

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

	December 31, 2009			December 31, 2008
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Qualifying Hedge Relationships		(in thousands)
Currency/Interest Rate	39,635	-	(1,626)	16,289	649	-

Total Qualifying Hedge Relationships	$39,635	$-	$(1,626)	$16,289	$649	$-

Non-qualifying Hedge Relationships

Interest Rate	$695,100	$10,901	$(24,084)	$103,000	$11,649	$-

Currency	2,670	10	-	2,968	150	-

Credit	112,085	11,173	(4,500)	173,947	10,126	(17,584)

Currency/Interest Rate	77,586	-	(3,898)	15,800	512	(409)

Equity	355,004	2,300	(10,706)	4	87	-

Total Non-qualifying Hedge Relationships	$1,242,445	$24,384	$(43,188)	$295,719	$22,524	$(17,993)

Total Derivatives (1)	$1,282,080	$24,384	$(44,814)	$312,008	$23,173	$(17,993)

(1) Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $52 million as of December 31, 2009 and a liability of $852 million as of December 31, 2008 included in Future policy benefits.

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31,
	2009	2008	2007

Cash flow hedges

Currency/ Interest Rate
Net investment income	$170	$-	$-
Other Income	(22)	14	(52)
Accumulated Other Comprehensive Income (Loss) (1)	$(2,302)	$1,063	$(1,521)

Total cash flow hedges	$(2,154)	$1,077	$(1,573)

Non- qualifying hedges
Realized investment gains (losses)
Interest Rate	$(29,765)	$(13,247)	$(15,150)
Currency	(91)	2,385	(1,401)
Currency/Interest Rate	(6,537)	-	-
Credit	9,885	(4,303)	(4,376)
Equity	(76,567)	(45)	49
Embedded Derivatives	870,445	(784,260)	(38,613)

Total non-qualifying hedges	$767,370	$(799,470)	$(59,451)

Total Derivative Impact	$765,216	$(798,393)	$(61,024)

(1)    Amounts deferred in Equity

For the year ended December 31, 2009, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)

Balance, December 31, 2008	$(672)
Net deferred losses on cash flow hedges from January 1 to December 31, 2009	(2,472)
Amount reclassified into current period earnings	170

Balance, December 31, 2009	$(2,974)

As of December 31, 2009, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity.

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

	December 31, 2009
	First to Default Basket
NAIC Designation (1)	Notional	Fair Value
	(in millions)
1	$-	$-
2	52	(1)

	52	(1)
3	7	-
4	-	-
5	5	-
6	-	-

Total	$64	$(1)

	December 31, 2008
	First to Default Basket
NAIC Designation (1)	Notional	Fair Value
	(in millions)
1	$5	$(1)
2	92	(15)

	97	(16)
3	1	-
4	-	-
5	6	(1)
6	-	-

Total	$104	$(17)

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

	December 31, 2009		December 31, 2008
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	64	(1)	104	(17)

Total Credit Derivatives	$64	$(1)	$104	$(17)

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $64 and $104 million notional of credit default swap (“CDS”) selling protection at December 31, 2009 and December 31, 2008. These credit derivatives generally have maturities of five years or less.

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

underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Stockholders’ Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $85 million and $63 million at December 31, 2009 and December 31, 2008, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2009 the Company had $48 million of outstanding notional amounts, reported at fair value as an asset of $8 million.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions. Generally, the credit exposure of the Company’s over-the-counter (OTC) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

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

The Company incorporates the market’s perception of non-performance risk in determining the fair value of its OTC derivative assets and liabilities. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

12.	CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Contingent Liabilities

On an ongoing basis, the Company’s internal supervisory and control functions review the quality of our sales, marketing, administration and servicing, and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of product administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In certain cases, if appropriate, the Company may offer customers remediation and may incur charges, including the costs of such remediation, administrative costs and regulatory fines.

It is possible that the results of operations or the cash flow of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above or other matters depending, in part, upon the results of operations or cash flow for such period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.

Litigation and Regulatory Matters

The Company is subject to legal and regulatory actions in the ordinary course of its business. Pending legal and regulatory actions include proceedings relating to aspects of the Company’s business and operations that are specific to it and proceedings that are typical of the business in which it operates. In certain of these matters, the plaintiffs may seek large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

Commencing in 2003, Prudential Financial received formal requests for information from the SEC and the New York Attorney General’s Office (“NYAG”) relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia Insurance Company Ltd. (publ) (“Skandia”), an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. ASISI is an affiliate of the Company and serves as investment manager for certain investment options under the Company’s variable life insurance and annuity products. Prudential Financial acquired ASISI from Skandia in May 2003. Subsequent to the acquisition, Prudential Financial implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to the Staff of the SEC to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI hired an independent third party, which has conducted a compliance review and issued a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which Prudential Financial acquired ASISI from Skandia, Prudential Financial was indemnified for the settlements.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

12.	CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

The Company’s litigation and regulatory matters may be subject to many uncertainties, and as a result, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the twelve months ended December 31, 2009, 2008 and 2007. The expense charged to the Company for the deferred compensation program was $3 million and $2 million for the twelve months ended December 31, 2009 and 2008, respectively.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $4.2 million, $3.5 million and $3.5 million in 2009, 2008 and 2007, respectively.

The Company’s share of net expense for the pension plans was $8.3 million, $7.7 million and $7.4 million in 2009, 2008 and 2007, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Effective April 1, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $13.8 million for the year ended December 31, 2009. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.

Effective April 15, 2009, PLNJ amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $1.1 million for the year ended December 31, 2009. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13.	RELATED PARTY TRANSACTIONS (continued)

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in PSF. Income received from Prudential Investments LLC, related to this agreement was $10 million for the year ended December 31, 2009. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $1.772 billion at December 31, 2009 and $1.217 billion at December 31, 2008, respectively. Fees related to these COLI policies were $37 million, $32 million and $33 million for the years ending December 31, 2009, 2008 and 2007, respectively.

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

The portion of this reinsurance contract related to mortality is accounted for as reinsurance. Reinsurance recoverables related to the reinsurance agreement were $12 million and $366 million as of December 31, 2009 and December 31, 2008, respectively. Fees ceded to UPARC in 2009 and 2008 were $51 million and $39 million, respectively. Benefits ceded to UPARC in 2009, 2008 and 2007 were $48 million and $57 million and $30 million, respectively. The portion of this reinsurance contract related to the no lapse guarantee provision is accounted for as an embedded derivative. Realized losses were $370 billion for December 31, 2009, while realized gains were $340 billion December 31, 2008, respectively, primarily due to the change in non-performance risk in the valuation of embedded derivatives and actual activity related to premiums and benefits. The underlying asset is reflected as a reinsurance recoverable in the Company’s Consolidated Statements of Financial Position.

PARCC

The Company reinsures 90% of the risk under its term life insurance policies exclusive of those reinsured by PAR III (see below) through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $1.521 billion and $1.137 billion as of December 31, 2009 and December 31, 2008, respectively. Premiums ceded to PARCC in 2009, 2008 and 2007 were $799 million and $654 million and $528 million respectively. Benefits ceded in 2009, 2008 and 2007 were $295 million and $249 million and $197 million, respectively. Reinsurance expense allowances, net of capitalization and amortization were $174 million and $130 million and $105 million for the 2009, 2008 and 2007, respectively.

PAR III

The Company, excluding its subsidiaries, reinsures 90% of the risk under its ROP term life insurance policies issued on or after January 1, 2009 through an automatic coinsurance agreement with PAR III. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $3 million as of December 31, 2009. Premiums ceded to PAR III in 2009 were $2 million.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $53 million and $46 million as of December 31, 2009 and December 31, 2008. Premiums and fees ceded to Prudential Insurance in 2009, 2008 and 2007 were $240 million, $184 million and $203 million, respectively. Benefits ceded in 2009, 2008 and 2007 were $218 million and $172 million and $191, respectively. In addition, there are two yearly renewable term agreements which the Company can offer on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement. Reinsurance recoverables related to this agreement were $8 million and $9 million as of December 31, 2009 and December 31, 2008, respectively. Benefits ceded were $2 million for December 31, 2009 and 2008, respectively.

Pruco Re

During 2009, the Company, excluding its subsidiaries, entered into new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $0.2 million for December 31, 2009.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13.	RELATED PARTY TRANSACTIONS (continued)

Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $6.7 million for December 31, 2009.

During 2008, the Company, excluding its subsidiaries entered into two new reinsurance agreements with an affiliate as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its HD7 and SHD7 benefit feature sold on certain of its annuities. Fees ceded on this agreement were $11.2 million and $4.2 million for December 31, 2009 and December 31, 2008, respectively.

Effective January 28, 2008, the Company, excluding its subsidiaries entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its HD GRO benefit feature sold on certain of its annuities. Fees ceded on this agreement were less than $1 million, for December 31, 2009 and December 31, 2008.

The Company reinsures 100% of the risk on its Lifetime Five (“LT5”), Highest Daily Lifetime Five benefit (“HDLT5”) and Spousal Lifetime Five benefit (“SLT5”) feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on the LT5 agreement were $15.6 million and $22.5 million for December 31, 2009 and December 31, 2008, respectively.

Effective November 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature. Fees ceded on this agreement were $4.8 million and $5.4 million for December 31, 2009 and December 31, 2008, respectively.

Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement were $1.9 million and $2.3 million for December 31, 2009 and December 31, 2008, respectively.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $9 million and $784 million as of December 31, 2009 and December 31, 2008, respectively. Realized losses were $814 million for December 31, 2009, while realized gains were $720 million December 31, 2008, respectively, primarily due to the change in non-performance risk in the valuation of embedded derivatives and actual activity related to premiums and benefits. The underlying asset is reflected as a reinsurance recoverable in the Company’s Consolidated Statements of Financial Position.

Taiwan branch reinsurance agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with the Company’s Taiwan branch including Taiwan’s insurance book of business to an affiliated Company, Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), a wholly owned subsidiary of Prudential Financial.

The mechanism used to transfer this block of business in Taiwan is referred to as a “full acquisition and assumption” transaction. Under this mechanism, the Company is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obliges for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against the Company.

The transfer of the insurance related assets and liabilities was accounted for as a long-duration coinsurance transaction under accounting principles generally accepted in the United States. Under this accounting treatment, the insurance related liabilities remain on the books of the Company and an offsetting reinsurance recoverable is established.

Affiliated premiums ceded for the periods ended December 31, 2009, 2008 and 2007 from the Taiwan coinsurance agreement were $77 million, $77 million and $82 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2009, 2008 and 2007 from the Taiwan coinsurance agreement were $21 million, $21 million and $17 million, respectively.

Reinsurance recoverable related to the Taiwan coinsurance agreement of $786 million and $701 million at December 31, 2009 and December 31, 2008, respectively.

Purchase of fixed maturities from an affiliate

During 2009, the Company purchased fixed maturities securities from an affiliated company, Prudential Insurance. The investments included public bonds. These securities were recorded at an amortized cost of $168 million and a fair value of $168 million.

During 2009, the Company purchased fixed maturities securities from an affiliated company, PARCC. The investments included public bonds. These securities were recorded at an amortized cost of $85 million and a fair value of $89 million. The net difference between historic amortized cost and the fair value, net of taxes was $4 million.

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

Affiliated Loan Agreements

During 2009, the Company issued a loan for $105 million with an affiliate Prudential International Insurance Holdings.

Debt Agreements

The Company has an agreement with Prudential Funding, LLC, a wholly owned subsidiary of Prudential Insurance, which allows the Company to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. The Company had no borrowings outstanding and less than $1 million of borrowings outstanding under this agreement as of December 31, 2009 and December 31, 2008. Interest expense related to this debt was less than $1 million for 2009 and 2008. The related interest was charged at a variable rate ranging from 3.55% to 7.05% for 2009 and .31% to 4.31% for 2008.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with an external counterparty.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 are summarized in the table below:

	Three months ended

	March 31	June 30	September 30	December 31

	(in thousands)
2009
Total revenues	$(89,035)	$239,841	$258,896	$331,726
Total benefits and expenses	671,273	(71,911)	128,146	215,671
Income/(Loss) from operations before income taxes	(760,308)	311,752	130,750	116,055
Net income	$(466,220)	$168,816	$157,304	$74,309

2008
Total revenues	$259,712	$285,789	$234,086	$606,999
Total benefits and expenses	210,453	212,439	237,546	411,819
Income from operations before income taxes	49,259	73,350	(3,460)	195,180
Net income	$40,914	$64,659	$15,560	$128,192