Form 10-Q
period 2010-03-31
PRUCO LIFE INSURANCE CO
filed 2010-05-14
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

YES        NO    X

As of May 14, 2010, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on

Form 10-Q and is therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) re-estimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs; (7) changes in our claims-paying ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes, including government actions in response to the stress experienced by the global financial markets; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. The foregoing risks are even more pronounced in severe adverse market and economic conditions such as those that began in the second half of 2007 and continued into 2009. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Financial Position

As of March 31, 2010 and December 31, 2009 (in thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2010 - $5,816,868; 2009 - $5,669,377)	$6,068,257	$5,854,073
Equity securities available for sale, at fair value (cost, 2010 - $27,805; 2009: $27,332)	28,717	27,642
Trading account assets at fair value (cost, 2010 - $23,934; 2009: $25,027)	26,072	26,937
Policy loans	1,024,407	1,012,014
Short-term investments	148,129	172,913
Commercial mortgage loans	1,072,828	1,048,346
Other long-term investments	74,881	73,671

Total investments	8,443,291	8,215,596
Cash and cash equivalents	44,831	143,111
Deferred policy acquisition costs	2,495,603	2,483,494
Accrued investment income	92,727	90,120
Reinsurance recoverables	2,507,828	2,396,095
Receivables from parent and affiliates	262,706	263,268
Deferred sales inducements	303,785	296,341
Other assets	31,761	31,730
Separate account assets	27,138,578	25,163,277

TOTAL ASSETS	$41,321,110	$39,083,032

LIABILITIES AND EQUITY
Liabilities
Policyholders’ account balances	$6,866,864	$6,794,721
Future policy benefits and other policyholder liabilities	3,288,893	3,145,520
Cash collateral for loaned securities	189,384	196,166
Securities sold under agreement to repurchase	38,222	11,540
Income taxes payable	471,031	514,762
Payables to parent and affiliates	31,186	34,156
Other liabilities	303,191	315,308
Separate account liabilities	27,138,578	25,163,277

Total liabilities	$38,327,349	$36,175,450

Commitments and Contingent Liabilities (See Note 6)

Equity
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	828,868	828,858
Retained earnings	2,057,679	2,000,457
Accumulated other comprehensive income	104,714	75,767

Total equity	2,993,761	2,907,582

TOTAL LIABILITIES AND EQUITY	$41,321,110	$39,083,032

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2010 and 2009 (in thousands)

	Three Months ended March 31,
	2010	2009
REVENUES

Premiums	$14,349	$13,836
Policy charges and fee income	160,740	134,396
Net investment income	107,170	98,166
Asset administration fees	13,880	3,820
Other income	12,551	8,224
Realized investment gains/(losses), net;
Other-than-temporary impairments on fixed maturity securities	(37,744)	(36,130)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	35,714	24,131
Other realized investment losses, net	(3,544)	(335,478)

Total realized investment losses, net	(5,574)	(347,477)

Total revenues	$303,116	$(89,035)

BENEFITS AND EXPENSES

Policyholders’ benefits	39,252	117,708
Interest credited to policyholders’ account balances	72,672	142,987
Amortization of deferred policy acquisition costs	53,611	356,169
General, administrative and other expenses	73,863	54,409

Total benefits and expenses	$239,398	$671,273

Income (Loss) from operations before income taxes	63,718	(760,308)

Income tax expense (benefit)	6,496	(294,088)

NET INCOME (LOSS)	$57,222	$(466,220)

Change in net unrealized investment gains and changes in foreign currency translation, net of taxes (1)	28,947	10,971

COMPREHENSIVE INCOME (LOSS)	$86,169	$(455,249)

(1)	Amounts are net of tax expense of $16 million and $6 million for the three months ended March 31, 2010 and 2009, respectively

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statement of Stockholder’s Equity

Three Months Ended March 31, 2010 and 2009 (in thousands)

			Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2009	$2,500	$828,858	$2,000,457	$379	$75,388	$75,767	$2,907,582

Net income			57,222				57,222

Contributed Capital	-	10	-	-	-	-	10

Change in foreign currency translation adjustments, net of taxes	-	-	-	(205)	-	(205)	(205)

Change in net unrealized investment gains, net of taxes	-	-	-	-	29,152	29,152	29,152

Balance, March 31, 2010	$2,500	$828,868	$2,057,679	$174	$104,540	$104,714	$2,993,761

			Accumulated Other Comprehensive (Loss)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2008	$2,500	$815,664	$2,046,712	$152	$(137,287)	$(137,135)	$2,727,741

Net loss			(466,220)				(466,220)

Impact of adoption of guidance for other-than-temporary impairments of debt securities, net of taxes	-	-	19,536	-	(19,536)	(19,536)	-

Change in foreign currency translation adjustments, net of taxes	-	-	-	(259)	-	(259)	(259)

Change in net unrealized investment gains, net of taxes	-	-	-	-	30,766	30,766	30,766

Balance, March 31, 2009	$2,500	$815,664	$1,600,028	$(107)	$(126,057)	$(126,164)	$2,292,028

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2010 and 2009 (in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net Income /(Loss)	$57,222	$(466,220)
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(52,061)	(59,122)
Interest credited to policyholders’ account balances	72,672	142,987
Realized investment gains, net	5,574	347,477
Amortization and other non-cash items	(3,364)	(5,243)
Change in:
Future policy benefits and other insurance liabilities	231,539	(160,195)
Reinsurance recoverable	(179,240)	241,941
Accrued investment income	(2,607)	(7,822)
Receivables from parent and affiliates	(2,318)	20,877
Payables to parent and affiliates	(2,970)	12,639
Deferred policy acquisition costs	(61,269)	235,672
Income taxes payable	(59,319)	(294,088)
Deferred sales inducements	(25,610)	(14,706)
Other, net	(73,692)	28,500

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	$(95,443)	$22,697

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	392,089	451,693
Policy loans	26,882	40,995
Commercial mortgage loans	5,423	4,103
Equity securities, available for sale	4,632	133
Trading account assets, available for sale	1,200	-
Payments for the purchase of:
Fixed maturities available for sale	(502,951)	(806,031)
Policy loans	(28,617)	(34,765)
Commercial mortgage loans	(29,763)	(37,105)
Equity securities, available for sale	(5,564)	(17,500)
Trading account assets, available for sale	-	(9,635)
Notes receivable from parent and affiliates, net	6,969	(108,922)
Other long-term investments, net	(3,968)	3,251
Short-term investments, net	24,867	(38,393)

CASH FLOWS USED IN INVESTING ACTIVITIES	$(108,801)	$(552,176)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	502,181	497,050
Policyholders’ account withdrawals	(408,490)	(278,050)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	19,900	18,851
Contributed capital	10	-

Net change in financing arrangements (maturities 90 days or less)	(7,637)	4,944

CASH FLOWS FROM FINANCING ACTIVITIES	$105,964	$242,795

Net increase (decrease) in cash and cash equivalents	(98,280)	(286,684)
Cash and cash equivalents, beginning of year	143,111	595,045

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,831	$308,361

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$65,816	$-
Interest paid	$-	$2

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

The Company has three subsidiaries, including one wholly owned life subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ” and two subsidiaries formed in 2003 for the purpose of acquiring fixed income investments. These two subsidiaries were liquidated in 2009. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in New Jersey and New York.

In March 2010, as a result of the launch of the Company’s new product line, an affiliated company, Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products, with very limited exceptions. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. Prudential Annuities Life Assurance Corporation, subject to applicable contractual provisions, regulatory requirements and administrative rules, will continue to accept purchase payments on in force contracts under those existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and Pruco Life Insurance Company of New Jersey, for New York sales), Prudential Annuities Life Assurance Corporation, expects to convey a more focused, cohesive image in the marketplace.

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC’). In the opinion of management, all adjustments necessary for a fair statement of the consolidated results of operations and financial condition of the Company have been made. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates. Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Debt and Equity Securities

The Company’s investments in debt and equity securities include fixed maturities; trading account assets; equity securities and short-term investments. The accounting policies related to these are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments, as well as the impact of the Company’s adoption on January 1, 2009 of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

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

Equity securities, available for sale are comprised of common stock, non-redeemable preferred stock, and perpetual preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)”. The cost of equity securities is written down to fair value when a decline in value is considered to be other- than- temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Short-term investments primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value.

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

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. This revised guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including prepayment assumptions, and are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates include assumptions regarding the underlying collateral including default rates and recoveries which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the values of securities. Derivative financial instruments generally used by the Company include swaps and futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non performance risk, used in valuation models.

Derivatives are used to manage the characteristics of the Company’s asset/liability mix to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, and foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

The Company designates derivatives as either (1) a hedge of the fair value of a recognized asset or liability or unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), (3) a foreign currency fair value or cash flow hedge (“foreign currency” hedge), or (4) a derivative that does not qualify for hedge accounting.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company has entered into reinsurance agreements to transfer risks relating to certain products to affiliates (see note 8 to the Unaudited Interim Consolidated Financial Statements). These reinsurance agreements are derivatives and have been accounted for in the same manner as derivatives embedded in financial instruments, as discussed above.

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this guidance effective January 1, 2010 this did not have a material effect on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. In February 2010, the FASB issued updated guidance which defers, except for disclosure requirements, the impact of this guidance for entities that (1) possess the attributes of an investment company, (2) do not require the reporting entity to fund losses, and (3) are not financing vehicles or entities that were formerly classified as qualified special purpose entities (“QSPE’s”). The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued authoritative guidance which changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a QSPE from the guidance for transfers of financial assets and removes the exception from applying the guidance for consolidation of variable interest entities to QSPE. It changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Future Adoption of New Accounting Pronouncements

In April 2010, the FASB issued guidance that amends the accounting for modification of loans that are part of a pool accounted for as a single asset. Under this guidance, modification of loans accounted for within a pool under provisions for loans acquired with deteriorated credit quality, does not result in removal of such loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity must continue to consider whether the pool of assets in which the modified loan is included is impaired if expected cash flows for the pool change. This guidance does not affect the accounting for loans acquired with deteriorated credit quality that are not accounted for within a pool. Loans accounted for individually that were acquired with deteriorated credit quality continue to be subject to the accounting provisions for troubled debt restructuring by creditors. This amended guidance is effective for modifications of loans accounted for within a pool that occur in the first interim or annual reporting period ending on or after July 15, 2010. The amended guidance is to be applied prospectively, with early application permitted. The Company will adopt this guidance effective July 1, 2010, and is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2010, the FASB issued guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company will adopt this guidance effective January 1, 2011. The Company is currently assessing the impact of this guidance on the Company’s financial position, results of operations, and financial statement disclosures.

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010, with early adoption permitted. The Company will adopt this guidance effective with the interim reporting period ending September 30, 2010. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI(3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$175,365	$2,390	$335	$177,420	$-
Obligations of U.S. states and their political subdivisions	20,323	102	512	19,913	-
Foreign government bonds	52,621	5,461	262	57,820	-
Corporate securities	4,012,595	220,832	17,805	4,215,622	(1,786)
Asset-backed securities (1)	435,476	23,471	38,638	420,309	(45,575)
Commercial mortgage-backed securities	586,676	27,592	5,516	608,752	-
Residential mortgage-backed securities (2)	533,812	35,538	927	568,421	(1,765)

Total fixed maturities, available for sale	$5,816,868	$315,386	$63,995	$6,068,257	$(49,126)

Equity securities, available for sale	$27,805	$1,807	$895	$28,717	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $17 million of net unrealized gains (losses) on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS (continued)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$169,849	$2,270	$459	$171,660	$-
Obligations of U.S. states and their political subdivisions	16,924	-	922	16,002	-
Foreign government bonds	39,405	5,157	287	44,275	-
Corporate securities	3,802,403	181,748	26,354	3,957,797	(2,635)
Asset-backed securities (1)	468,747	21,638	39,604	450,781	(45,134)
Commercial mortgage-backed securities	494,023	12,224	4,631	501,616	-
Residential mortgage-backed securities (2)	678,026	35,559	1,643	711,942	(1,826)

Total fixed maturities, available for sale	$5,669,377	$258,596	$73,900	$5,854,073	$(49,595)

Equity securities, available for sale	$27,332	$1,663	$1,353	$27,642	$-

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairments losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $24 million of net unrealized gains (losses) on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2010, are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$749,037	$768,889
Due after one year through five years	1,704,003	1,797,716
Due after five years through ten years	1,360,626	1,436,307
Due after ten years	447,238	467,863
Asset-backed securities	435,476	420,309
Commercial mortgage-backed securities	586,676	608,752
Residential mortgage-backed securities	533,812	568,421

Total	$5,816,868	$6,068,257

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

Trading Account Assets

The following table provides information relating to trading account assets as of the dates indicated:

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Fixed maturities:
Corporate securities	$-	$-	$1,200	$1,182
Commercial mortgage-backed securities	4,930	5,192	4,924	5,108
Asset-backed securities	19,004	20,880	18,903	20,647

Total fixed maturities	23,934	26,072	25,027	26,937

Total trading account assets	$23,934	$26,072	$25,027	$26,937

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS (continued)

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees” were $.2 million and $(1) million during the three months ended March 31, 2010 and 2009, respectively.

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$166,878	$191,618
Proceeds from maturities/repayments	225,384	259,299
Gross investment gains from sales, prepayments and maturities	7,550	3,836
Gross investment losses from sales and maturities	(811)	(3,835)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	(2,030)	(11,999)
Writedowns for other-than-temporary impairment losses on equity securities	(90)	-

(1)

Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). The net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	(in thousands)
Balance, December 31, 2009	$42,943
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,674)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-
Credit loss impairment recognized in the current period on securities not previously impaired	2
Additional credit loss impairments recognized in the current period on securities previously impaired	2,029
Increases due to the passage of time on previously recorded credit losses	1,080
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(246)

Balance, March 31, 2010	$42,134

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	(in thousands)
Balance, December 31, 2008	$-
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	21,827
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	-
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-
Credit loss impairment recognized in the current period on securities not previously impaired	9,112
Additional credit loss impairments recognized in the current period on securities previously impaired	2,660
Increases due to the passage of time on previously recorded credit losses	85
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(64)

Balance, March 31, 2009	$33,620

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS (continued)

Net Investment Income

Net investment income for the three months ended March 31, 2010 and 2009 was from the following sources:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)
Fixed maturities, available for sale	$79,279	$74,670
Equity securities, available for sale	340	554
Trading account assets	285	225
Commercial mortgage and other loans	16,615	13,037
Policy loans	13,497	13,084
Short-term investments and cash equivalents	141	1,275
Other long-term investments	929	(1,468)

Gross investment income	111,086	101,377
Less investment expenses	(3,916)	(3,211)

Net investment income	$107,170	$98,166

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2010 and 2009 were from the following sources:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in thousands)
Fixed maturities	4,709	(11,999)
Equity securities	(457)	74
Commercial mortgage and other loans	141	(2,667)
Derivatives	(9,993)	(332,896)
Other	26	10

Realized investment gains (losses), net	$(5,574)	$(347,477)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS (continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available for sale” and certain other long-term investments and other assets are included in the Unaudited Interim Consolidated Statements of Financial Position as a component of “Accumulated other comprehensive income (loss),” or “AOCI.” Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$(25,885)	$18,875	$(8,037)	$5,258	$(9,789)
Net investment gains (losses) on investments arising during the period	(7,769)	-	-	2,742	(5,027)
Reclassification adjustment for OTTI losses included in net income	1,986	-	-	(701)	1,285
Reclassification adjustment for OTTI gains excluded from net income (1)	(167)	-	-	59	(108)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	5,953	-	(2,101)	3,852
Impact of net unrealized investment (gains) losses on Policyholder account balance	-	-	(3,078)	1,087	(1,991)

Balance, March 31, 2010	$(31,835)	$24,828	$(11,115)	$6,344	$(11,778)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$237,158	$(167,064)	$60,831	$(45,748)	$85,177
Net investment gains (losses) on investments arising during the period	83,482	-	-	(29,223)	54,259
Reclassification adjustment for (gains) losses included in net income	(6,238)	-	-	2,178	(4,060)
Reclassification adjustment for OTTI losses excluded from net income (2)	167	-	-	(58)	109
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(58,888).	-	20,610	(38,278)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	29,402	(10,291)	19,111

Balance, March 31, 2010	$314,569	$(225,952)	$90,233	$(62,532)	$116,318

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2010	December 31, 2009
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(31,835)	$(25,885)
Fixed maturity securities, available for sale – all other	283,225	210,581
Equity securities, available for sale	912	310
Derivatives designated as cash flow hedges(1)	(1,200)	(2,974)
Other investments	31,632	29,241

Net unrealized gains (losses) on investments	$282,734	$211,273

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2010
	Less than twelve months (1)		Twelve months or more (1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$32,497	$184	$1,986	$151	$34,483	$335
Obligations of U.S. states and their political subdivisions	12,965	512	-	-	12,965	512
Foreign government bonds	21,664	262	-	-	21,664	262
Corporate securities	342,468	4,270	150,613	13,535	493,081	17,805
Commercial mortgage-backed securities	11,260	12	26,782	5,504	38,042	5,516
Asset-backed securities	8,491	88	106,492	38,550	114,983	38,638
Residential mortgage-backed securities	5,104	24	11,077	903	16,181	927

Total	$434,449	$5,355	$296,950	$58,643	$731,399	$63,995

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

The gross unrealized losses at March 31, 2010 and December 31, 2009 are composed of $20 million and $28 million related to high or highest quality securities based on NAIC or equivalent rating and $44 million and $46 million , respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2010, $42 million of the gross unrealized losses represented declines in value of greater than 20%, $3 million of which had been in that position for less than six months, as compared to $39 million at December 31, 2009 that represented declines in value of greater than 20%, $4 million of which had been in that position for less than six months. At March 31, 2010, the $59 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. At December 31, 2009, the $53 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. In accordance with its policy described

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS (continued)

in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	March 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$1,973	$436	$6,212	$459	$8,185	$895

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$6,728	$521	$5,839	$832	$12,567	$1,353

At March 31, 2010, $48 thousand of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. At December 31, 2009, $135 million of the gross unrealized losses represented declines of greater than 20%, all of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of March 31, 2010 and December 31, 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2010 or December 31, 2009.

4. FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement - Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short-term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain asset-backed securities collateralized by sub-prime mortgages as discussed below, certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2010 and December 31, 2009 these over-rides on a net basis were not material.

Inactive Markets - During 2009, and continuing through March 31, 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles, which experienced an increase in the level of activity beginning in the second quarter of 2009. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with our own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009, and continuing through March 31, 2010, that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value.

Based on this conclusion, in determining the fair value of certain asset-backed securities collateralized by sub-prime mortgages, the Company considered both third-party pricing information, and an internally developed price, based on a discounted cash flow model. The discount rate used in the model was based on observed spreads for other similarly structured credit markets which were active and dominated by observable orderly transactions. The Company also applied additional risk premiums to the discount rate to reflect the relative illiquidity and asset specific cash flow uncertainty associated with asset-backed securities collateralized by sub-prime mortgages. This combined security specific additional spread reflects the Company’s judgment of what an investor would demand for taking on such risks in an orderly transaction under current market conditions, and is significantly higher than would be indicative of historical spread differences between structured credit asset classes when all asset classes had active markets dominated with orderly transactions. The Company believes these estimated spreads are reflective of current market conditions in the sub-prime mortgage market and these spread estimates are further supported by their relationship to recent observations of limited transactions in sub-prime securities. Using this discount rate, valuations were developed based on the expected future cash flows of the assets. In determining how much weight to place on the third-party pricing information versus our discounted cash flow valuation, the Company considered the level of inactivity and the amount of observable information. The Company weighted third-party pricing information 75% for low rated categories where it had less observable market information, and 100% for all other ratings where more observable information was available. As a result, as of March 31, 2010, the Company reported fair values for these asset-backed securities collateralized by sub-prime securities which were net $6.4 million higher than the estimated fair values received from independent third party pricing services or brokers. The adjusted fair value of these securities was $82.1 million, which was reflected within Level 3 in the fair value hierarchy as of March 31, 2010, based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Assets and Liabilities by Hierarchy Level - The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of March 31, 2010.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$177,420	$-	$177,420
Obligations of U.S. states and their political subdivisions	-	19,913	-	19,913
Foreign government bonds	-	56,753	1,067	57,820
Corporate securities	-	4,174,466	41,155	4,215,621
Asset-backed securities	-	292,177	128,133	420,310
Commercial mortgage-backed securities	-	600,447	8,304	608,751
Residential mortgage-backed securities	-	568,422	-	568,422

Sub-total	-	5,889,598	178,659	6,068,257

Other trading account assets:
Asset-backed securities	-	20,880	-	20,880
Commercial mortgage-backed securities	-	5,192	-	5,192

Sub-total	-	26,072	-	26,072

Equity securities, available for sale	8,542	17,440	2,735	28,717
Short-term investments	20,199	127,930	-	148,129
Cash and cash equivalents	-	37,056	-	37,056
Other assets	-	50,004	98,794	148,798

Sub-total excluding separate account assets	28,741	6,148,100	280,188	6,457,029

Separate account assets (1)	19,045,725	7,939,831	153,022	27,138,578

Total assets	$19,074,466	$14,087,931	$433,210	$33,595,607

Future policy benefits	-	-	(81,383)	(81,383)

Other liabilities	(207)	(11,779)	(245)	(12,231)

Total liabilities	$(207)	$(11,779)	$(81,628)	$(93,614)

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis, as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$171,660	$-	$171,660
Obligations of U.S. states and their political subdivisions	-	16,002	-	16,002
Foreign government bonds	-	43,193	1,082	44,275
Corporate securities	-	3,925,335	32,462	3,957,797
Asset-backed securities	-	315,315	135,466	450,781
Commercial mortgage-backed securities	-	501,616	-	501,616
Residential mortgage-backed securities	-	711,942	-	711,942

Sub-total	-	5,685,063	169,010	5,854,073

Other trading account assets:
Asset-backed securities	-	20,648	1,182	21,830
Commercial mortgage-backed securities	-	5,107	-	5,107

Sub-total	-	25,755	1,182	26,937

Equity securities, available for sale	6,929	16,880	3,833	27,642
Short-term investments	20,083	152,830	-	172,913
Cash and cash equivalents	-	139,589	-	139,589
Other assets	-	49,552	159,618	209,170

Sub-total excluding separate account assets	27,012	6,069,669	333,643	6,430,324

Separate account assets (1)	17,970,733	7,039,869	152,675	25,163,277

Total assets	$17,997,745	$13,109,538	$486,318	$31,593,601

Future policy benefits	-	-	(17,539)	(17,539)

Other liabilities	264	(19,736)	(960)	(20,432)

Total liabilities	$264	$(19,736)	$(18,499)	$(37,971)

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

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized as below.

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of March 31, 2010 and December 31, 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

Trading Account Assets - consist primarily of public bonds whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities”.

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

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities. However, the non-performance risk adjustment is applied only to the uncollateralized portion of the OTC derivative assets and liabilities that are uncollateralized. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

Level 3 includes OTC derivatives where the bid ask spreads are generally wider than derivatives classified within Level 2 thus requiring more judgment in estimating the mid-market price of such derivatives. Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Other Assets - Other assets carried at fair value include reinsurance recoverables related to the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are described further below in “Future Policy Benefits”. Also included in other assets are certain universal life products that contain a no-lapse guarantee provision. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

Future Policy Benefits - The liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate its own risk of non-performance in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. Historically, the expected cash flows were discounted using forward LIBOR interest rates, which were commonly viewed as being consistent with AA quality financial strength ratings. However, in light of first quarter of 2009 developments, including rating agency downgrades to the financial strength ratings of the Company’s insurance subsidiaries, the Company determined that forward LIBOR interest rates were no longer indicative of a market participant’s view of the Company’s financial strength ability. As a result, beginning in the first quarter of 2009, to reflect the market’s perception of its non-performance risk, the Company incorporated an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features, thereby increasing the discount rate and reducing the fair value of the embedded derivative liabilities. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these affiliated companies. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of March 31, 2010 generally ranged from 75 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2010, as well as the portion of gains or losses included in income for the three months ended March 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2010.

	Three Months Ended March 31, 2010
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities	Equity Securities, Available for Sale

	(in thousands)
Fair value, beginning of period	$1,082	$32,462	$135,466	$—	$3,833
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	—	(699)	(1,350)	—	(90)
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(14)	966	(4,119)	126	(1,008)
Net investment income	(1)	100	17	12	—
Purchases, sales, issuances, and settlements	—	(1,089)	1,231	5,054	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	9,493	—	—	—
Transfers out of Level 3 (2)	—	(78)	—	—	—
Other (4)	—	—	(3,112)	3,112	—

Fair value, end of period	$1,067	$41,155	$128,133	$8,304	$2,735

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$(808)	$(779)	$—	$(90)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(14)	$1,461	$(4,125)	$126	$(1,008)

	Other Trading Account Asset - Backed Securities	Other Assets	Separate Account Assets (1)	Other Liabilities	Future Policy Benefits

	(in thousands)
Fair value, beginning of period	$1,182	$159,618	$152,675	$(960)	$17,539
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(78,611)	(646)	715	81,279
Asset management fees and other income	18	—	—	—	—
Interest credited to policyholder account	—	—	(916)	—	—
Included in other comprehensive income (loss)	—	1,975	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	(1,200)	15,812	1,909	—	(17,435)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—

Fair value, end of period	$—	$98,794	$153,022	$(245)	$81,383

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3) :
Included in earnings:
Realized investment gains (losses), net	$—	$(76,518)	$—	$715	$78,766
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$(916)	$—	$—
Included in other comprehensive income (loss)	$—	$1,975	$—	$—	$—

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other represents reclasses of certain assets between reporting categories.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Transfers - Transfers into Level 3 for Fixed Maturities Available for Sale totaled $9.4 million during the three months ended March 31, 2010. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when information from third party pricing services or models with observable inputs were utilized. Transfers out of Level 3 for Fixed Maturities Available for Sale were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2009, as well as the portion of gains or losses included in income for the three months ended March 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2009.

	Three Months Ended March 31, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$867	$13,357	$43,642	$6,309	$968
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	—	5	(1,031)	—	—
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	17	943	(6,031)	5	2,697
Net investment income	(1)	191	(22)	—	—
Purchases, sales, issuances, and settlements	—	(136)	(610)	(452)	—
Foreign currency translation	—	—	—	—	—
Transfers into (out of) Level 3 (2)	—	3,340	8,428	—	—

Fair value, end of period	$883	$17,700	$44,376	$5,862	$3,665

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$—	$(1,031)	$—	$—
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$17	$943	$(6,031)	$5	$2,697

	Other Trading Account Assets -Corporate Securities	Other Assets	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$1,089	$1,157,884	$154,316	$(794,640)	$(17,167)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(688,917)	—	376,604	(8,783)
Asset management fees and other income	19	—	—	—	—
Included in other comprehensive income (loss)	—	—	(15,889)	—	—
Net investment income	—	(13,116)	—	—	—
Purchases, sales, issuances, and settlements	—	—	—	—	—
Foreign currency translation	—	111,256	(164)	(5,908)	—
Transfers into (out of) Level 3 (2)	—	—	—	—	—

Fair value, end of period	$1,108	$567,107	$138,263	$(423,944)	$(25,950)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(679,860)	$—	$367,258	$(8,788)
Asset management fees and other income	$19	$—	$—	$—	$—
Interest credited to policyholder account	$—	$—	$(14,271)	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

(1)

Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.

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

Transfers - Net transfers into Level 3 for Fixed Maturities Available for Sale totaled $11.8 million during the three months ended March 31, 2009. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when information from third party pricing services or models with observable inputs were utilized. Transfers out of Level 3 for Fixed Maturities Available for Sale were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Fair Value of Financial Instruments - The Company is required by U.S. GAAP to disclose the fair value of certain financial instruments including those that are not carried at fair value. For the following financial instruments the carrying amount equals or approximates fair value: fixed maturities classified as available for sale, trading account assets, equity securities, securities purchased under agreements to resell, short-term investments, cash and cash equivalents, accrued investment income, separate account assets, securities sold under agreements to repurchase, and cash collateral for loaned securities, as well as certain items recorded within other assets and other liabilities such as broker-dealer related receivables and payables. See Note 5 for a discussion of derivative instruments.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	March 31, 2010
	Carrying Amount	Fair Value
	(in thousands)
Assets:
Commercial mortgage loans	$1,072,828	$1,103,916
Policy loans	1,024,407	1,156,747
Liabilities:
Policyholder account balances - Investment contracts	529,403	524,422

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

Investment Contracts - Policyholders’ Account Balances

Only the portion of policyholders’ account balances and separate account liabilities related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table below. For fixed deferred annuities, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own nonperformance risk. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

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

Embedded Derivatives

The Company sells variable annuity products, which contain embedded derivatives. The Company has reinsurance agreements to transfer the risk related to some of these embedded derivatives to affiliates. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The affiliates maintain a portfolio of derivative instruments that is intended to economically hedge the risks related to the above reinsured products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products feature an automatic rebalancing element, also referred to as an asset transfer feature, to minimize risks inherent in the Company’s guarantees which reduces the need for hedges. In addition to the hedging of guaranteed risks by its affiliate Pruco Reinsurance Ltd., (“Pruco Re), the Company started hedging a portion of the market exposure related to the overall capital position of its variable annuity products.

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

	March 31, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
		(in thousands)
Qualifying Hedge Relationships
Currency/Interest Rate	$63,531	$1,170	$(1,019)	$39,635	$-	$(1,626)

Total Qualifying Hedge Relationships	$63,531	$1,170	$(1,019)	$39,635	$-	$(1,626)

Non-qualifying Hedge Relationships
Interest Rate	$566,500	$12,650	$(12,902)	$695,100	$10,901	$(24,084)
Currency	2,410	-	(14)	2,670	10	-
Credit	98,685	1,121	(3,691)	112,085	11,173	(4,500)
Currency/Interest Rate	64,160	276	(2,810)	77,586	-	(3,898)
Equity	322,723	1,719	(8,729)	355,004	2,300	(10,706)

Total Non-qualifying Hedge Relationships	$1,054,478	$15,766	$(28,146)	$1,242,445	$24,384	$(43,188)

Total Derivatives (1)	$1,118,009	$16,936	$(29,165)	$1,282,080	$24,384	$(44,814)

(1)

Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $109 million as of March 31, 2010 and a liability of $52 million as of December 31, 2009 included in Future policy benefits.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

5. DERIVATIVE INSTRUMENTS (continued)

The Company also sells certain universal life products that contain a no-lapse guarantee provision that is reinsured with an affiliate (see note 8 to the Unaudited Interim Consolidated Financial Statements). Reinsurance of this no-lapse guarantee is an embedded derivative that incurs market risk primarily in the form of interest rate risk. Interest sensitivity can result in changes in the value of the underlying contractual guarantees that are marked-to-market through “Realized gains/(losses),net.

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash flow hedges
Currency/ Interest Rate

Net investment income	$101	$32
Other Income	16	22
Accumulated Other Comprehensive Income (1)	1,773	208

Total cash flow hedges	$1,890	$262

Non- qualifying hedges

Realized investment gains (losses)
Interest Rate	$8,902	$(2,205)
Currency	148	124
Currency/Interest Rate	1,274	320
Credit	(1,289)	(6,553)
Equity	(22,212)	(27)
Embedded Derivatives	86,567	(324,555)

Total non-qualifying hedges	$73,390	$(332,869)

Total Derivative Impact	$75,280	$(332,634)

(1)	Amounts deferred in Equity

For the period ending March 31, 2010, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(2,974)
Net deferred gains on cash flow hedges from January 1 to March 31, 2010	1,672
Amount reclassified into current period earnings	102

Balance, March 31, 2010	$(1,200)

As of March 31, 2010 the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

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

	March 31, 2010
	First to default Basket(1)
NAIC Designation(1)	Notional	Fair Value
	(in millions)
1	$-	$-
2	52	(1)

	52	(1)
3	6	-
4	1	-
5	5	-
6	-	-

Total	$64	$(1)

	December 31, 2009
	First to Default Basket (1)
NAIC Designation(1)	Notional	Fair Value
	(in millions)
1	$-	$-
2	52	(1)

	52	(1)
3	7	-
4	-	-
5	5	-
6	-	-

Total	$64	$(1)

(1)

First to default credit swap baskets, which may include credits of varying qualities, are grouped above based on the lowest credit in the basket. However, such basket swaps may entail greater credit risk than the rating level of the lowest credit.

The following table sets forth the composition of credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	March 31, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	64	(1)	64	(1)

Total Credit Derivatives	$64	$(1)	$64	$(1)

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $64 million notional of credit default swap (“CDS”) selling protection at March 31, 2010 and December 31, 2009. These credit derivatives generally have maturities of five years or less.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $90 million and $85 million at March 31, 2010 and December 31, 2009, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

5. DERIVATIVE INSTRUMENTS (continued)

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2010 and December 31, 2009, the Company had $35 million and $48 million of outstanding notional amounts, respectively, reported at fair value as a liability of $2 million and an asset of $8 million, respectively.

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

Under fair value measurements, the Company incorporates the market’s perceptions of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

6. COMMITMENTS,CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $82 million of commercial loans in the first quarter of 2010. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $96 million in the first quarter of 2010.

Contingent Liabilities

On an ongoing basis, the Company’s internal supervisory and control functions review the quality of sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of product administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In certain cases, if appropriate, the Company may offer customers remediation and may incur charges, including the costs of such remediation, administrative costs and regulatory fines.

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

7. REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Pruco Re, Prudential Arizona Reinsurance III Company, or “PAR III”, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

The Company has entered into various reinsurance agreements with an affiliate, Pruco Re, to reinsure its living benefit features sold on certain of its annuities as part of its risk management and capital management strategies. For additional details on these agreements, see Note 8.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for long duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements, are described further in Note 8 of the Unaudited Interim Consolidated Financial Statements.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income in the first quarter of 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Gross premiums and policy charges and fee income	$482,358	$431,430
Reinsurance ceded	(307,269)	(283,198)

Net premiums and policy charges and fee income	$175,089	$148,232

Policyholders’ benefits ceded	$177,642	$165,097
Realized capital (losses)/gains net, associated with derivatives	$(83,382)	$(693,383)

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income.

Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Realized investment gains and losses include the reinsurance of certain of the Company’s embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company also sells certain universal life products that contain a no-lapse guarantee provision. The Company entered into an agreement with UPARC (See Note 8 to the Unaudited Interim Consolidated Financial Statements) to reinsure these guarantees. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

7. REINSURANCE (continued)

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at March 31, 2010 and December 31, 2009 were as follows:

	2010	2009
	(in thousands)
Domestic life insurance – affiliated	$1,698,266	$1,606,000
Domestic life insurance – unaffiliated	(99)	4,050
Taiwan life insurance – affiliated	809,661	786,045

	$2,507,828	$2,396,095

Substantially all reinsurance contracts are with affiliates as of March 31, 2010 and December 31, 2009. These contracts are described further in Note 8 of the Unaudited Interim Consolidated Financial Statements.

The gross and net amounts of life insurance in force as of March 31, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Gross life insurance in force	$527,324,932	$464,212,320
Reinsurance ceded	(474,500,804)	(418,812,412)

Net life insurance in force	$52,824,128	$45,399,908

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million in the first quarter of 2010 and 2009. The expense charged to the Company for the deferred compensation program was less than $1 million in the first quarter of 2010 and 2009.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $1 million in the first quarter of 2010 and 2009.

The Company’s share of net expense for the pension plans was $2 million in the first quarter of 2010 and 2009.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Effective April 1, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $7.8 million in the first quarter of 2010. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

8. RELATED PARTY TRANSACTIONS (continued)

Effective April 15, 2009, PLNJ amended an existing agreement to add AST Investment Services, Inc., as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $0.6 million in the first quarter of 2010. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2.5 million in the first quarter of 2010. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $1.835 billion at March 31, 2010 and $1.772 billion at December 31, 2009, respectively. Fees related to these COLI policies were $7.3 million and $8.3 million in the first quarter of 2010 and 2009, respectively. The Company retains the majority of the mortality risk associated with these COLI policies.

Reinsurance with Affiliates

UPARC

The Company, excluding its subsidiaries, reinsures its universal protector policies having no-lapse guarantees with an affiliated company, UPARC. UPARC reinsures 90% of the amount of mortality at risk as well as 100% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

The portion of this reinsurance contract related to mortality risk is accounted for as reinsurance. The portion of this reinsurance contract related to the no-lapse guarantee provision is accounted for as an embedded derivative and changes in its fair value, as well as actual activity related to premium and benefits, are reflected in “Realized investment gains/(losses)” net. The underlying asset is reflected in “Reinsurance recoverable” in the Company’s Unaudited Interim Consolidated Statements of Financial Position. Reinsurance recoverables related to this agreement were $7 million and $12 million as of March 31, 2010 and December 31, 2009, respectively. Realized investment losses were ($10) million and ($345) million in the first quarter of 2010 and 2009, respectively, primarily due to the change in non-performance risk in the valuation of embedded derivatives.

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, exclusive of those reinsured by PAR III (see below) through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $1.618 billion and $1.521 billion as of March 31, 2010 and December 31, 2009, respectively. Premiums ceded to PARCC in the first quarter of 2010 and 2009 were $202 million and $188 million, respectively. Benefits ceded in the first quarter of 2010 and 2009 were $81 million and $69 million, respectively. Reinsurance expense allowances, net of capitalization and amortization in the first quarter of 2010 and 2009 were $48 million and $38 million, respectively.

PAR TERM

The Company reinsures 90% of the risk under its term life insurance policies with effective dates on or after January 1, 2010 through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $29 million as of March 31, 2010. Premiums ceded to PAR TERM in the first quarter of 2010 were $13 million. Benefits ceded in the first quarter of 2010 were less than $1 million.

PAR III

The Company, excluding its subsidiaries, reinsures 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $4 million and $3 million as of March 31, 2010 and December 31, 2009, respectively. Premiums ceded to PAR III were less than $1 million in the first quarter of 2010 and 2009.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $81 million and $53 million as of March 31, 2010 and December 31, 2009, respectively. Premiums and fees ceded to Prudential Insurance in the first quarter of 2010 and 2009 were $57 million and $70 million, respectively. Benefits ceded in the first quarter of 2010 and 2009 were $88 million and $74 million, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

8. RELATED PARTY TRANSACTIONS (continued)

In addition, there are two yearly renewable term agreements which the Company can offer on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement. Reinsurance recoverables related to this agreement were $8 million as of March 31, 2010 and December 31, 2009. Benefits ceded in the first quarter of 2010 and 2009 were less than $1 million.

Pruco Re

During 2009, the Company, excluding its subsidiaries, entered into new reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $2.0 million in the first quarter of 2010.

Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $5.1 million in the first quarter of 2010.

During 2008, the Company, excluding its subsidiaries, entered into two new reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 (“HD7”) and Spousal Highest Daily Lifetime 7 (“SHD7”) benefit feature sold on certain of its annuities. Fees ceded on this agreement were $3.1 million and $2.4 million in the first quarter of 2010 and 2009, respectively.

Effective January 28, 2008, the Company, excluding its subsidiaries, entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its HD GRO benefit feature sold on certain of its annuities. Fees ceded on this agreement were $0.2 million and $0.1 million in the first quarter of 2010 and 2009, respectively.

The Company reinsures 100% of the risk on its Lifetime Five (“LT5”), Highest Daily Lifetime Five benefit (“HDLT5”) and Spousal Lifetime Five benefit (“SLT5”) feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on the Lifetime 5 (“LT5”) agreement were $3.7 million and $3.0 million in the first quarter of 2010 and 2009, respectively.

Effective November 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature. Fees ceded on this agreement were $1.2 million in the first quarter of 2010 and 2009.

Effective March 20, 2006, the Company entered into a new coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement were $0.6 million and $0.5 million in the first quarter of 2010 and 2009, respectively.

The Company’s reinsurance recoverables related to the above product reinsurance agreements was ($48) million and $9 million as of March 31, 2010 and December 31, 2009, respectively. Changes in fair value are reflected in “Realized investment gains/(losses)” net and were $73 million and ($369) million in the first quarter of 2010 and 2009, respectively, primarily due to the change in non-performance risk in the valuation of embedded derivatives. The underlying asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

Taiwan branch reinsurance agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with its Taiwan branch, including, its Taiwan insurance book of business, to an affiliate, Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”).

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

Affiliated premiums ceded in the first quarter of 2010 and 2009 from the Taiwan coinsurance agreement were $18 million and $17 million, respectively. Affiliated benefits ceded in the first quarter of 2010 and 2009 from the Taiwan coinsurance agreement were $5 million and $4 million, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

8. RELATED PARTY TRANSACTIONS (continued)

Reinsurance recoverable related to the Taiwan coinsurance agreement of $809 million and $786 million at March 31, 2010 and December 31, 2009, respectively.

Debt Agreements

The Company has an agreement with an affiliate, Prudential Funding, LLC, which allows the Company to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. The Company had no borrowings outstanding under this agreement in the first quarter of 2010 and 2009. Interest expense related to this debt was less than $1 million and $1 million in the first quarter of 2010 and 2009, respectively. The related interest was charged at a variable rate ranging from 3.85% to 2.95% for 2010 and 7.05% to 3.55% for 2009.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2010, compared with December 31, 2009, and its consolidated results of operations for the three months ended March 31, 2010 and 2009. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells interest-sensitive individual life insurance, variable life insurance, term life insurance and individual variable annuities, primarily through third party distributors in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure, as the legal barriers that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position.

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 26% of our net individual life insurance in force at March 31, 2010. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. In July 2009, we launched a new variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In general we consider households with investable assets or annual income in excess of $100,000 to be mass affluent and households with investable assets in excess of $250,000 to be affluent in the U.S. market. We offer a private placement variable universal life product, to high net worth clients, which also utilize investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 64% of our net individual life insurance in force at March 31, 2010, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Individual Life profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force because of uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represent 10% of our net individual life insurance in force at March 31, 2010. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholder’s contract fund.

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

In March 2010, as a result of the launch of the Company’s new product line, an affiliated company, Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products, with very limited exceptions. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. Prudential Annuities Life Assurance Corporation, subject to applicable contractual provisions, regulatory requirements and administrative rules, will continue to accept purchase payments on in force contracts under those existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and Pruco Life Insurance Company of New Jersey, for New York sales), we expect to convey a more focused, cohesive image in the marketplace.

The Company offers variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a full suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”), including a highest daily contract value in certain of our latest optional living benefits. These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. This highest daily guaranteed contract value offered with certain optional living benefits is generally accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation portfolios, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate options of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of these optional living benefit features relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an automatic rebalancing element, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Re. Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets risks that are hedged in the affiliate, and the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element.

The automatic rebalancing element, also referred to as an asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, fixed income investments backed by our general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the impact of investment performance on contractholders’ total account value. In general, negative investment performance results in transfers to fixed income investments backed by our general account or a separate account bond portfolio, and positive investment performance results in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element. Other product design elements we utilize for certain products to manage these risks include asset allocation and minimum issue age requirements. As of March 31, 2010, approximately $8.8 billion or 64% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to $7.2 billion or 60% as of December 31, 2009. As of March 31, 2010 approximately $4.8 billion or 36% of variable annuity account values with living benefit features did not include an automatic rebalancing element in the product design, compared to $4.8 billion or 40% as of December 31, 2009.

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, we manage the risks associated with our optional living benefits through purchases of equity options and futures as well as interest rate derivatives, which hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, as well as interest rate derivatives, that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. We assess the composition of the hedging program on an ongoing basis.

1.	Changes in Financial Position

March 31, 2010 versus December 31, 2009

Total assets increased $2.238 billion, from $39.083 billion at December 31, 2009 to $41.321 billion at March 31, 2010. Separate account assets increased $1.976 billion, from $25.163 billion at December 31, 2009 to $27.139 billion at March 31, 2010, primarily driven by improvements in equity markets and deposits in our annuity products driven by strong sales.

Fixed maturities increased by $214 million from $5.854 billion at December 31, 2009 to $6.068 billion at March 31, 2010. This increase was primarily driven by investment of cash flows from business operations, reinvestment of investment income, and unrealized gains on fixed maturities in the current year resulting from a narrowing of credit spreads that increased the market value of these securities.

Reinsurance recoverables increased by $112 million from $2.396 billion at December 31, 2009 to $2.508 billion at March 31, 2010 primarily driven by continued growth in the term life in force covered under affiliated reinsurance agreements, partially offset by the impact of the change in non-performance risk (NPR) in the valuation of our annuity product embedded derivatives that are classified as reinsurance recoverables (see note 8 to the Unaudited Interim Consolidated Financial Statements).

Cash and cash equivalents decreased by $98 million, from $143 million at December 31, 2009 to $45 million at March 31, 2010. These funds were used to purchase fixed maturities securities during the first quarter of 2010.

Deferred policy acquisition costs increased by $13 million from $2.483 billion at December 31, 2009, to $2.496 billion at March 31, 2010, primarily due to $115 million of capitalization of acquisition costs from continued sales of life and annuity products. This increase was largely offset by $54 million of amortization and a $48 million decrease related to unrealized investment gains. We amortize deferred policy acquisition and other costs associated with variable and universal life policies and the variable and fixed annuity contracts over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company, for example, reinsurance agreements with those affiliated entities.

Total liabilities increased by $2.152 billion, from $36.175 billion at December 31, 2009 to $38.327 billion at March 31, 2010, primarily due to an increase in separate account liabilities of $1.976 billion, driven mainly by the improvement equity markets and deposits in our annuity products driven by strong sales. Policyholder account balances increased $72 million, from $6.795 billion at December 31, 2009 to $6.867 billion at March 31, 2010, primarily driven by transfers from the Company’s separate account to its general account, due to the automatic rebalancing feature on certain variable annuity contracts and continued growth in universal life in force. Future policy benefits and other policyholder liabilities increased by $143 million, from $3.146 billion at December 31, 2009 to $3.289 billion at March 31, 2010 primarily, driven by continued increases to life reserves associated with term life in force growth.

2.	Results of Operations

March 2010 to March 2009 Three Months Comparison

	Three Months ended March 31,
	2010	2009
Operating results:	(in thousands)
Revenues:
Life Products	$181,894	$(173,427)
Annuity Products	121,222	84,392

	303,116	(89,035)

Benefits and expenses:
Life Products	130,162	154,017
Annuity Products	109,236	517,256

	239,398	671,273

Income from Operations before Income Taxes
Life Products	51,732	(327,444)
Annuity Products	11,986	(432,864)

	63,718	(760,308)

Income Taxes
Life Products	4,623	(125,923)
Annuity Products	1,873	(168,165)

	6,496	(294,088)

Net Income:
Life Products	47,109	(201,521)
Annuity Products	10,113	(264,699)

	$57,222	$(466,220)

Life Products

Net Income

2010 to 2009 Three Month Comparison. Net income increased $250 million, from a loss of $202 million in the first quarter of 2009 to a gain of $48 million in the first quarter of 2010. This increase was driven by a $379 million increase in income from operations before income taxes, primarily due to a $341 million lower loss in the first quarter of 2010 compared to the first quarter of 2009 ($1 million gain in 1Q10 compared to a $340 million loss in 1Q09) primarily related to the change in the value of the embedded derivative related to the no-lapse guarantee on our universal life products with UPARC, as discussed below. Also contributing to this increase was improved earnings from variable products, primarily due a benefit from lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, largely reflecting the impact of improved financial market conditions on separate account fund performance and a return to more normal levels of policyholder persistency. This benefit reflects changes in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, and are discussed in more detail below. Net Income also benefited from higher earnings in the first quarter of 2010 associated with growth in term and universal life insurance in force. The higher income from operations before income taxes was partially offset by $131 million of higher income tax expense ($5 million expense in 1Q10 compared to a $126 million benefit in 1Q09).

Revenues

2010 to 2009 Three Month Comparison. Revenues of $182 million in the first quarter of 2010 increased by $355 million, from $(173) million in the first quarter of 2009.

Net realized investment gains, increased by $341 million from a loss of $340 million in the first quarter of 2009 to a gain of $1 million in the first quarter of 2010, reflecting a $324 million loss in the first quarter of 2009 compared to a $10 million loss in the first quarter of 2010 due to a decline in the value of the embedded derivative related to the no-lapse guarantee in both periods. The decline in the value of the embedded derivative was due to the impact of higher interest rates and the inclusion of non-performance risk in the valuation of the embedded derivative. Also contributing to the increase was a $10 million marked-to-market increase on our other derivatives ($5 million gain in 1Q10 compared to a $5 million loss in 1Q09), marked-to-market gains of $9 million ($4 million gain in 1Q10 compared to a $5 million loss in 1Q09) on certain externally managed European capital market investments and $5 million of lower impairments on fixed maturities ($1 million loss in 1Q10 compared to a $6 million loss in 1Q09).

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $1 million from $87 million in the first quarter of 2009 to $88 million in the first quarter of 2010. The prior year included a $12 million increase in reinsurance ceded premium due to an underpayment to an affiliate in prior periods. Absent this item, policy charges and fee income decreased by $13 million reflecting the decrease in amortization of unearned revenue reserves reflecting the impact of improved financial market conditions on separate account fund performance and a return to normal levels of policyholder persistency, as discussed above, partially offset by an increase in asset based fees due to higher separate account asset balances ($8.6 billion 1Q10 vs. $6.7 billion 1Q09) reflecting the impact of the favorable equity markets since the latter half of 2009.

Net investment income increased by $9 million from $56 million in the first quarter of 2009 to $65 million in the first quarter of 2010, primarily driven by growth in the portfolio due to growth in the universal life products and reinvestment of investment income.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Total benefits and expenses of $130 million in the first quarter of 2010 decreased by $24 million, from $154 million in the first quarter of 2009.

Amortization of deferred policy acquisition costs decreased by $33 million from $55 million in the first quarter of 2009 to $22 million in the first quarter of 2010 driven by the impact of more favorable equity markets in the first quarter of 2010 on variable product separate account fund performance and a return to more normal levels of policyholder persistency. Weak equity markets in the first quarter of 2009 drove unfavorable separate account fund performance that increased DAC amortization as discussed below.

Policyholders’ benefits and expenses, including related changes in reserves, increased by $6 million, from $38 million in the first quarter of 2009, to $44 million in the first quarter of 2010, primarily due to term life and universal life reserve growth attributable to continued sales and in force growth.

Interest credited to policyholders’ account balances increased by $5 million, from $34 million in the first quarter of 2009 to $39 million in the first quarter of 2010, primarily driven by continued growth in the universal life in force and associated policyholder fund balances.

Annuities Products

Net Income

2010 to 2009 Three Month Comparison. Net income increased $275 million from a loss of $265 million in the first quarter of 2009 to a gain of $10 million in the first quarter of 2010. This increase was driven by a $445 million increase in income from operations before income taxes, primarily due to a decline in benefits and expenses mostly driven by lower DAC/DSI amortization related to the impact of a change in non-performance risk as discussed below, partially offset by a $170 million increase in tax expense due to the increase in pre-tax income.

Revenues

2010 to 2009 Three Month Comparison. Revenues increased $37 million from $84 million in the first quarter of 2009 to $121 million in the first quarter of 2010.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $26 million from $48 million in the first quarter of 2009 to $74 million in the first quarter of 2010. The increase was primarily driven by higher average separate account asset balances due to net market appreciation, positive net flows, and the transfer of balances from the fixed income investments backed by our general account to the separate accounts relating to an automatic rebalancing element in some of our optional living benefit features

Asset administration fees increased by $9 million from $2 million in the first quarter of 2009 to $11 million in the first quarter of 2010, primarily due to higher average separate account asset balances as discussed above and higher fee revenue from separate account funds invested in the Advanced Series Trust driven by an amendment to an existing revenue sharing agreement in April, 2009.

Net Realized Investment Losses increased $1 million from $(8) million in the first quarter of 2009, to $(7) million, driven by a favorable variance in general account investment gains and losses of $21 million, offset by marked-to-market losses of $19 million related to derivative positions associated with our capital hedging program.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses decreased $408 million from $517 million in the first quarter of 2009 to $109 million in the first quarter of 2010.

Amortization of deferred policy acquisition costs (“DAC”) decreased by $269 million, from $301 million in the first quarter of 2009 to $32 million in the first quarter of 2010 primarily from lower base amortization of $248 million, related to the impact of a change in non-performance risk in the valuation of embedded derivatives associated with living benefit features reinsured to an affiliate as discussed below. Also contributing to the variance is the impact of a market performance adjustment and actual experience true-ups of $24 million driven by favorable market performance.

We incorporate risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. Income from operations in the first quarter of 2010 included a $318 million favorable variance in the amortization of deferred policy acquisition and other costs from the impact of updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of the Company, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The decrease in the benefit from our market perceived non-performance risk in the first quarter of 2010 compared to the first quarter of 2009 is due to a decrease in the fair value of the embedded derivative liabilities reflecting a decrease in future expected benefit payments, resulting from an increase in policyholder account balances due to equity market appreciation, and a decrease in the additional spread over LIBOR, reflecting general credit spread tightening.

Interest credited to policyholders’ account balances decreased $75 million, from $109 million in the first quarter of 2009 to $34 million in the first quarter of 2010, primarily due to lower DSI amortization related to the impact of change in non-performance risk in the valuation of embedded derivatives associated with living benefit features reinsured to an affiliate as discussed below.

Policyholders’ benefits decreased $85 million, from $80 million in the first quarter of 2009 to $(5) million in the first quarter of 2010, primarily due to $81 million favorable adjustments to reserves for the guaranteed minimum death and income benefit features of our variable annuity products due to the quarterly market performance adjustment and actual experience true-ups.

Life and Annuities Products

We amortize deferred policy acquisition and other costs over the expected lives of the contracts based on the level and timing of gross profits on the underlying Life and Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

Income from operations in the first quarter of 2010 for both our variable life and variable annuity products included $35 million of net benefits related to reductions to the reserves for the guaranteed minimum death and income benefit feature of our variable life and variable annuity contracts and lower DAC amortization driven by updates to our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs, compared to $87 million of net charges related to these items included in the first quarter of 2009, resulting in a $123 million favorable variance, as shown in the table below. This variance primarily reflects the market conditions that existed in the respective periods and are discussed individually in more detail below.

	Three months ended March 31, 2010				Three months ended March 31, 2009
	DAC Amortization and Other Costs(1)	Reserves for GMDB / GMIB(2)	Unearned Revenue Reserve Amortization (3)	Total	(DAC Amortization and Other Costs(1)	Reserves for GMDB / GMIB(2)	Unearned Revenue Reserve Amortization (3)	Total
	(in thousands)
Annuity Products Quarterly market performance adjustment	$5,362	$8,781	$-	$14,143	$(26,036)	$(55,077)	$-	$(81,113)
Annuity Products Quarterly Adjustment for current period experience	5,340	7,549	-	12,889	8,206	(9,100)	-	(894)
Life Products Separate Account fund performance	6,639	-	(1,647)	4,992	(8,446)	-	2,037	(6,409)
Life Products Persistency	2,564	-	(544)	2,020	(3,287)	-	844	(2,443)
Life Products Mortality & Other	9,985	-	(9,493)	492	3,864	-	(830)	3,034

Total	$29,890	$16,330	$(11,684)	$34,536	$(25,699)	$(64,177)	$2,051	$(87,825)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of both our variable life and annuity products.

(3)	Amounts reflect (charges) or benefits for (increases) or decreases in unearned revenue reserves amortization that are reported in policy charges and fee income.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC amortization net of unearned revenue reserves and GMDB/GMIB reserves for our variable life and variable annuity products. The first quarter of 2010 included $19 million of lower net DAC amortization and other costs associated with these quarterly updates due to favorable market performance. The first quarter of 2009 updates resulted in a charge of $87 million due to unfavorable market performance.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the first quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for most variable policies was greater than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term maximum future rate of return under the reversion to mean approach was 9.7% for variable annuity products and 10.1% for variable life products for the first quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments.

In the second quarter of 2009, we began a hedging program to mitigate a portion of the market exposure related to the overall capital position of our variable annuity products. These capital hedges are designed to partially offset changes in living and death benefit reserves on our variable annuity products resulting from equity market volatility. Partially offsetting the net benefit from lower reserves and DAC amortization was $19 million of marked-to-market losses related to derivative positions associated with our capital hedging program.

Income Taxes

The income tax provision amounted to an expense of $7 million in the first quarter of 2010 compared to a benefit of ($294) million in the first quarter of 2009 primarily driven by higher pre-tax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004, 2005, and 2006 tax years is set to expire in April 2011. Tax years 2007 through 2009 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2009, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2009 or first quarter 2010 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. These activities had no impact on the Company’s 2009 or first quarter 2010 results.

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

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operation of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. The ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and our access to the capital markets through affiliates as described herein.

Management monitors the liquidity of Prudential Financial Inc, Prudential Insurance Company of America and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including reasonably foreseeable contingencies.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. Going forward, with the launch of its new product line in March 2010, as discussed above, the Company expects the overall level of these activities to increase.

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

Gross account withdrawals amounted to approximately $408 million and $719 million in the first quarter of 2010 and 2009, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of March 31, 2010 and December 31, 2009 our insurance operations had liquid assets of $6.290 billion and $6.198 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $193 million and $316 million as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, $5.567 billion, or 92%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $501 million, or 8%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Prudential Funding, LLC

Prudential Funding, LLC, or Prudential Funding, a wholly owned subsidiary of Prudential Insurance, serves as an additional source of financing to meet our working capital needs by providing loans to the Company. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding positive tangible net worth at all times. Prudential Funding borrows funds in the capital markets primarily through the direct issuance of commercial paper.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. We manage our RBC ratio to a level consistent with a “AA” ratings objective. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2009, the RBC ratio for each of Prudential Insurance and the Company exceeded the minimum levels required by applicable insurance regulations.

The level of statutory capital of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of investment portfolio, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. The reinsurance reserve credit requirements and the value of the reinsurance trust assets are reviewed on a quarterly basis. Since the exact requirements cannot be known for certain until after the close of the accounting period, the reserve credit requirements are estimated to determine if the value of the reinsurance trust assets are expected to be sufficient. If it is determined that the value of the reinsurance trust assets are not sufficient to meet the reinsurance reserve credit requirements, we expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, certain hedge assets, and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

OTHER INFORMATION

PART II

Item 1. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our business. Our pending legal and regulatory actions may include proceedings specific to us and proceedings generally applicable to business practices in the industry in which we operate. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment. In some of our pending legal and regulatory actions, parties may seek large and/or indeterminate amounts, including punitive or exemplary damages.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Date: May 14, 2010