Form 10-Q
period 2010-06-30
PRUCO LIFE INSURANCE CO
filed 2010-08-13
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is

therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of external financing for our operations, which has been affected by the stress experienced by the global financial markets; (3) interest rate fluctuations; (4) re-estimates of our reserves for future policy benefits and claims; (5) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (6) changes in our assumptions related to deferred policy acquisition costs; (7) changes in our claims-paying ratings; (8) investment losses, defaults and counterparty non-performance; (9) competition in our product lines and for personnel; (10) changes in tax law; (11) fluctuations in foreign currency exchange rates and foreign securities markets; (12) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (13) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (14) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (15) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (16) changes in statutory or U.S. GAAP accounting principles, practices or policies; and (17) changes in assumptions for retirement expense. The foregoing risks are even more pronounced in severe adverse market and economic conditions such as those that began in the second half of 2007 and continued into 2009. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2009 and in this Quarterly Report on form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Financial Position

As of June 30, 2010 and December 31, 2009 (in thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2010 - $5,717,565; 2009 - $5,669,377)	$6,036,500	$5,854,073
Equity securities available for sale, at fair value (cost, 2010 - $20,815; 2009: $27,332)	21,428	27,642
Trading account assets, at fair value (cost, 2010 - $24,043; 2009: $25,027)	26,071	26,937
Policy loans	1,037,330	1,012,014
Short-term investments	91,559	172,913
Commercial mortgage loans	1,146,711	1,048,346
Other long-term investments	180,594	73,671

Total investments	8,540,193	8,215,596
Cash and cash equivalents	213,510	143,111
Deferred policy acquisition costs	2,382,647	2,483,494
Accrued investment income	90,972	90,120
Reinsurance recoverables	2,848,917	2,396,095
Receivables from parent and affiliates	272,924	263,268
Deferred sales inducements	292,067	296,341
Other assets	50,555	31,730
Separate account assets	28,549,365	25,163,277

TOTAL ASSETS	$43,241,150	$39,083,032

LIABILITIES AND EQUITY
Liabilities
Policyholders’ account balances	$7,123,481	$6,794,721
Future policy benefits and other policyholder liabilities	3,745,892	3,145,520
Cash collateral for loaned securities	117,949	196,166
Securities sold under agreement to repurchase	11,083	11,540
Income taxes payable	359,593	514,762
Short-term debt from affiliates	60,002	—
Payables to parent and affiliates	35,259	34,156
Other liabilities	357,234	315,308
Separate account liabilities	28,549,365	25,163,277

Total liabilities	$40,359,858	$36,175,450

Commitments and Contingent Liabilities (See Note 6)

Equity
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	828,868	828,858
Retained earnings	1,912,888	2,000,457
Accumulated other comprehensive income	137,036	75,767

Total equity	2,881,292	2,907,582

TOTAL LIABILITIES AND EQUITY	$43,241,150	$39,083,032

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2010 and 2009 (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
REVENUES

Premiums	$21,419	$17,229	$35,768	$31,065
Policy charges and fee income	204,622	156,818	365,362	291,214
Net investment income	109,007	102,295	216,177	200,461
Asset administration fees	16,483	8,018	30,363	11,838
Other income	12,063	12,931	24,613	21,155
Realized investment gains/(losses), net;
Other-than-temporary impairments on fixed maturity securities	(27,834)	(46,490)	(65,578)	(82,620)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	24,504	39,520	60,219	63,651
Other realized investment gains/(losses), net	57,560	(50,480)	54,016	(385,958)

Total realized investment gains/(losses), net	54,230	(57,450)	48,657	(404,927)

Total revenues	$417,824	$239,841	$720,940	$150,806

BENEFITS AND EXPENSES

Policyholders’ benefits	123,016	(34,197)	162,268	83,511
Interest credited to policyholders’ account balances	127,032	15,956	199,704	158,943
Amortization of deferred policy acquisition costs	307,341	(104,475)	360,952	251,694
General, administrative and other expenses	84,874	50,805	158,737	105,215

Total benefits and expenses	$642,263	$(71,911)	$881,661	$599,363

(Loss)/ Income from operations before income taxes	(224,439)	311,752	(160,721)	(448,557)

Income tax (benefit)/expense	(79,648)	142,936	(73,152)	(151,152)

NET INCOME (LOSS)	$(144,791)	$168,816	$(87,569)	$(297,405)

Change in net unrealized investment gains and changes in foreign currency translation, net of taxes (1)	32,322	83,894	61,269	94,865

COMPREHENSIVE (LOSS)/ INCOME	$(112,469)	$252,710	$(26,300)	$(202,539)

(1)

Amounts are net of tax expense of $17 million and $46 million for the three months ended June 30, 2010 and 2009, respectively, and $33 million and $52 million for the six months ended June 30, 2010 and 2009, respectively

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Equity

Six Months Ended June 30, 2010 and 2009 (in thousands)

	Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2009	$2,500	$828,858	$2,000,457	$379	$75,388	$75,767	$2,907,582

Net loss			(87,569)				(87,569)

Contributed Capital	—	10	—	—	—	—	10

Change in foreign currency translation adjustments, net of taxes	—	—	—	(536)	—	(536)	(536)

Change in net unrealized investment gains, net of taxes	—	—	—	—	61,805	61,805	61,805

Balance, June 30, 2010	$2,500	$828,868	$1,912,888	$(157)	$137,193	$137,036	$2,881,292

	Accumulated Other Comprehensive (Loss)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain (Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2008	$2,500	$815,664	$2,046,712	$152	$(137,287)	$(137,135)	$2,727,741

Net loss			(297,405)				(297,405)

Contributed Capital		205					205

Impact of adoption of guidance for other-than-temporary impairments of debt securities, net of taxes	—	—	19,536	—	(19,536)	(19,536)	—

Change in foreign currency translation adjustments, net of taxes	—	—	—	82	—	82	82

Change in net unrealized investment gains, net of taxes	—	—	—	—	114,319	114,319	114,319

Balance, June 30, 2009	$2,500	$815,869	$1,768,843	$234	$(42,504)	$(42,270)	$2,544,942

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2010 and 2009 (in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (Loss)	$(87,569)	$(297,405)
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(138,033)	(127,790)
Interest credited to policyholders’ account balances	199,704	158,943
Realized investment gains/(losses), net	(48,657)	404,927
Amortization and other non-cash items	(9,885)	(6,514)
Change in:
Future policy benefits and other insurance liabilities	423,510	241,920
Reinsurance recoverable	(294,795)	(253,668)
Accrued investment income	(852)	(6,302)
Receivables from parent and affiliates	(15,762)	55,471
Payables to parent and affiliates	1,104	(65,680)
Deferred policy acquisition costs	(9,773)	(15,541)
Income taxes payable	(188,151)	(146,912)
Deferred sales inducements	(80,138)	(34,541)
Other, net	(40,578)	34,830

CASH FLOWS (USED IN) OPERATING ACTIVITIES	$(289,875)	$(58,262)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	984,083	889,212
Policy loans	53,054	83,698
Commercial mortgage loans	10,446	11,543
Equity securities, available for sale	11,621	11,675
Trading account assets, available for sale	1,200	—
Payments for the purchase of:
Fixed maturities available for sale	(1,022,844)	(1,245,214)
Policy loans	(55,905)	(65,233)
Commercial mortgage loans	(123,989)	(163,136)
Equity securities, available for sale	(5,574)	(17,500)
Notes receivable from parent and affiliates, net	17,461	(157,328)
Other long-term investments, net	(59,816)	(1,647)
Short-term investments, net	81,394	(15,263)

CASH FLOWS (USED IN) INVESTING ACTIVITIES	$(108,869)	$(669,193)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	1,374,378	2,869,381
Policyholders’ account withdrawals	(884,149)	(2,460,624)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(78,675)	22,185
Contributed capital	10	205

Net change in financing arrangements (maturities 90 days or less)	57,579	3,912

CASH FLOWS FROM FINANCING ACTIVITIES	$469,143	$435,059

Net increase (decrease) in cash and cash equivalents	70,399	(292,396)
Cash and cash equivalents, beginning of year	143,111	595,045

CASH AND CASH EQUIVALENTS, END OF PERIOD	$213,510	$$302,649

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

The Company has one wholly owned life subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ”. Two additional subsidiaries formerly owned by the Company for the purpose of acquiring fixed income investments were liquidated in 2009. Pruco Life Insurance Company and its subsidiary are together referred to as the Company and all financial information is shown on a consolidated basis.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in New Jersey and New York.

In March 2010, as a result of the launch of the Company’s new variable annuity product line, an affiliated company, the Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products, with very limited exceptions. In general, the new variable annuity product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities

The Company’s investments in debt and equity securities include fixed maturities; trading account assets; equity securities and short-term investments. The accounting policies related to these are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments, as well as the impact of the Company’s adoption on January 1, 2009 of new authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Trading account assets, consist primarily of asset-backed securities, public corporate bonds and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities.” Realized and unrealized gains and losses for these investments are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

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

Short-term investments primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage and other loans, fair value changes on commercial mortgage loans carried at fair value and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

In addition, in April 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities. The Company early adopted this guidance on January 1, 2009. Prior to the adoption of this guidance the Company was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its’ fair value to its amortized cost basis. This revised guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized. In addition to the above mentioned circumstances, the Company also recognizes an other-than-temporary impairment in earnings when a foreign currency denominated security in an unrealized loss position approaches maturity.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods, including increases in cash flow on a prospective basis.

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the values of securities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non performance risk, used in valuation models.

Derivatives are used to manage the characteristics of the Company’s asset/liability mix to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred.

Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed. As discussed below and in Note 5, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Unaudited Interim Consolidated Statements of Cash Flows.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

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

When hedge accounting is discontinued because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” Gains and losses that were in “Accumulated other comprehensive income (loss)” pursuant to the hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net.”

If a derivative does not qualify for hedge accounting, all changes in its fair value, including net receipts and payments, are included in “Realized investment gains (losses), net” without considering changes in the fair value of the economically associated assets or liabilities.

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments, the identification of which involves judgment. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Trading account assets, at fair value.”

The Company sells variable annuity products that contain embedded derivatives. The Company has reinsurance agreements to transfer the risk related to some of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). These embedded derivatives are carried at fair value and included in “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models.

The Company also sells certain universal life products that contain a no-lapse guarantee provision that is reinsured with an affiliate Universal Prudential Arizona Reinsurance Company (“UPARC”). The reinsurance of this no-lapse guarantee results in an embedded derivative that incurs market risk primarily in the form of interest rate risk. Interest rate sensitivity can result in changes in the value of the underlying contractual guarantees that are carried at fair value and included in “Realized investment gains (losses), net”.

Adoption of New Accounting Pronouncements

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 4.

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine whether or not an entity is a variable interest entity (“VIE”). In addition, the guidance changes the determination of the primary beneficiary of a VIE from a quantitative to a qualitative model. Under the new qualitative model, the primary beneficiary must have both the ability to direct the activities of the VIE and the obligation to absorb either losses or gains that could be significant to the VIE. This guidance also changes when reassessment is needed, as well as requires enhanced disclosures, including the effects of a company’s involvement with a VIE on its financial statements. This guidance is effective for interim and annual reporting periods beginning after November 15, 2009. In February 2010, the FASB issued updated guidance which defers, except for disclosure requirements, the impact of this guidance for entities that (1) possess the attributes of an investment company, (2) do not require the reporting entity to fund losses, and (3) are not financing vehicles or entities that were formerly classified as qualifying special purpose entities (“QSPE’s”). The Company’s adoption of this guidance effective January 1, 2010 did not have any effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS (continued)

In June 2009, the FASB issued authoritative guidance which changes the accounting for transfers of financial assets, and is effective for transfers of financial assets occurring in interim and annual reporting periods beginning after November 15, 2009. It removes the concept of a QSPE from the guidance for transfers of financial assets and removes the exception from applying the guidance for consolidation of variable interest entities to qualifying special purpose entities. It changes the criteria for achieving sale accounting when transferring a financial asset and changes the initial recognition of retained beneficial interests. The guidance also defines “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The Company’s adoption of this guidance effective January 1, 2010 did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Future Adoption of New Accounting Pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is currently assessing the impact of this guidance on the Company’s consolidated financial statement disclosures.

In April 2010, the FASB issued guidance that amends the accounting for modification of loans that are part of a pool accounted for as a single asset. Under this guidance, modification of loans accounted for within a pool under provisions for loans acquired with deteriorated credit quality, does not result in removal of such loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity must continue to consider whether the pool of assets in which the modified loan is included is impaired if expected cash flows for the pool change. This guidance does not affect the accounting for loans acquired with deteriorated credit qualities that are not accounted for within a pool. Loans accounted for individually that were acquired with deteriorated credit quality continue to be subject to the accounting provisions for troubled debt restructuring by creditors. This amended guidance is effective for modifications of loans accounted for within a pool that occur in the first interim or annual reporting period ending on or after July 15, 2010. The amended guidance is to be applied prospectively, with early application permitted. The Company’s adoption of this guidance effective July 1, 2010 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In April 2010, the FASB issued guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company’s adoption of this guidance effective January 1, 2011 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010, with early adoption permitted. The Company’s adoption of this guidance effective with the interim reporting period ending September 30, 2010 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$155,050	$5,365	$—	$160,415	$—
Obligations of U.S. states and their political subdivisions	18,726	514	142	19,098	—
Foreign government bonds	49,233	5,889	—	55,122	—
Corporate securities	4,034,226	279,418	17,982	4,295,662	(2,064)
Asset-backed securities(1)	451,338	24,723	44,394	431,667	(43,638)
Commercial mortgage-backed securities	606,718	36,252	521	642,449	—
Residential mortgage-backed securities (2)	402,274	30,155	342	432,087	(1,564)

Total fixed maturities, available for sale	$5,717,565	$382,316	$63,381	$6,036,500	$(47,266)

Equity securities, available for sale	$20,815	$2,003	$1,390	$21,428

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $13 million of net unrealized gains (losses) on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$169,849	$2,270	$459	$171,660	$—
Obligations of U.S. states and their political subdivisions	16,924	—	922	16,002	—
Foreign government bonds	39,405	5,157	287	44,275	—
Corporate securities	3,802,403	181,748	26,354	3,957,797	(2,635)
Asset-backed securities(1)	468,747	21,638	39,604	450,781	(45,134)
Commercial mortgage-backed securities	494,023	12,224	4,631	501,616	—
Residential mortgage-backed securities (2)	678,026	35,559	1,643	711,942	(1,826)

Total fixed maturities, available for sale	$5,669,377	$258,596	$73,900	$5,854,073	$(49,595)

Equity securities, available for sale	$27,332	$1,663	$1,353	$27,642

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairments losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes ($24) million of net unrealized gains (losses) on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS (Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2010, are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$661,387	$672,903
Due after one year through five years	1,722,121	1,824,183
Due after five years through ten years	1,427,725	1,546,140
Due after ten years	446,002	487,071
Asset-backed securities	451,338	431,667
Commercial mortgage-backed securities	606,718	642,449
Residential mortgage-backed securities	402,274	432,087

Total	$5,717,565	$6,036,500

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$367,008	$130,940	$533,886	$322,558
Proceeds from maturities/repayments	237,930	309,708	463,314	569,007
Gross investment gains from sales, prepayments and maturities	20,133	4,793	27,683	8,629
Gross investment losses from sales and maturities	(1,049)	(14,560)	(1,860)	(18,395)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	(3,330)	(6,970)	(5,359)	(18,969)

Writedowns for other-than-temporary impairment losses on equity securities	—	—	(90)	—

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in thousands)
Balance, beginning of period	$42,134	$42,943
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,344)	(5,018)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	2
Additional credit loss impairments recognized in the current period on securities previously impaired	2,936	4,965
Increases due to the passage of time on previously recorded credit losses	529	1,609
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1,396)	(1,642)

Balance, June 30, 2010	$42,859	$42,859

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in thousands)
Balance, beginning of period	$33,620	$0
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	—	21,827
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(5,765)	(5,765)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	—	—
Credit loss impairment recognized in the current period on securities not previously impaired	5,146	14,258
Additional credit loss impairments recognized in the current period on securities previously impaired	1,451	4,111
Increases due to the passage of time on previously recorded credit losses	307	392
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(26)	(90)

Balance, June 30, 2009	$34,733	$34,733

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS (continued)

Trading Account Assets

The following table provides information relating to trading account assets as of the dates indicated:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Fixed maturities:
Corporate securities	$—	$—	$1,200	$1,182
Commercial mortgage-backed securities	4,937	5,160	4,924	5,108
Asset-backed securities	19,106	20,911	18,903	20,647

Total fixed maturities	24,043	26,071	25,027	26,937

Total trading account assets	$24,043	$26,071	$25,027	$26,937

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other Income” were $.1 million and $1.8 million during the three months ended June 30, 2010 and 2009, respectively and $.1 million and $2.4 million during the six months ended June 30, 2010 and 2009 respectively.

Net Investment Income

Net investment income for the three and six months ended June 30, 2010 and 2009 was from the following sources:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(in thousands)
Fixed maturities, available for sale	$77,744	$77,255	$157,023	$151,925
Equity securities, available for sale	364	518	704	1,072
Trading account assets	285	287	570	512
Commercial mortgage and other loans	17,159	14,514	33,775	27,551
Policy loans	13,739	13,556	27,236	26,640
Short-term investments and cash equivalents	113	705	252	1,980
Other long-term investments	3,585	(1,220)	4,514	(2,687)

Gross investment income	112,989	105,615	224,074	206,993
Less investment expenses	(3,982)	(3,320)	(7,897)	(6,532)

Net investment income	$109,007	$102,295	$216,177	$200,461

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2010 and 2009 were from the following sources:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(in thousands)
Fixed maturities	$15,754	$(16,736)	$20,463	$(28,733)
Equity securities	—	324	(457)	399
Commercial mortgage and other loans	723	(8,044)	864	(10,712)
Derivatives(1)	37,737	(33,032)	27,744	(365,927)
Other	16	38	43	46

Realized investment gains (losses), net	$54,230	$(57,450)	$48,657	$(404,927)

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Deferred Sales Inducements	Policy Holders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$(25,885)	$18,875	$(8,037)	$5,258	$(9,789)
Net investment gains (losses) on investments arising during the period	(13,317)	—	—	4,701	(8,616)
Reclassification adjustment for (gains) losses included in net income	4,985	—	—	(1,759)	3,226
Reclassification adjustment for OTTI losses excluded from net income (1)	(167)	—	—	59	(108)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements	—	7,708	—	(2,721)	4,987
Impact of net unrealized investment (gains) losses on policyholders’ account balance	—	—	(4,407)	1,556	(2,851)

Balance, June 30, 2010	$(34,384)	$26,583	$(12,444)	$7,094	$(13,151)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Deferred Sales Inducements	Policy Holders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$237,158	$(167,064)	$60,831	$(45,748)	$85,177

Net investment gains (losses) on investments arising during the period	141,570	—	—	(49,731)	91,839
Reclassification adjustment for (gains) losses included in net income	15,478	—	—	(5,405)	10,073
Reclassification adjustment for OTTI losses excluded from net income (2)	167	—	—	(58)	109
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and deferred sales inducements	—	(125,031)	—	43,761	(81,270)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	68,091	(23,832)	44,259

Balance, June 30, 2010	$394,373	$(292,095)	$128,922	$(81,013)	$150,187

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2010	December 31, 2009
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(34,384)	$(25,885)
Fixed maturity securities, available for sale – all other	353,319	210,581
Equity securities, available for sale	613	310
Derivatives designated as cash flow hedges(1)	8,316	(2,974)
Other investments	32,125	29,241

Net unrealized gains (losses) on investments	$359,989	$211,273

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	9,058	142	—	—	9,058	142
Foreign government bonds	—	—	—	—	—	—
Corporate securities	127,677	5,596	116,205	12,386	243,882	17,982
Commercial mortgage-backed securities	1,766	1	4,175	520	5,941	521
Asset-backed securities	36,930	219	98,039	44,175	134,969	44,394
Residential mortgage-backed securities	—	—	11,049	342	11,049	342

Total	$175,431	$5,958	$229,468	$57,423	$404,899	$63,381

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$20,888	$459	$—	$—	$20,888	$459
Obligations of U.S. states and their political subdivisions	15,752	922	—	—	15,752	922
Foreign government bonds	6,719	272	85	15	6,804	287
Corporate securities	521,900	9,918	218,362	16,436	740,262	26,354
Commercial mortgage-backed securities	120,153	1,639	76,082	2,992	196,235	4,631
Asset-backed securities	32,045	7,055	113,323	32,549	145,368	39,604
Residential mortgage-backed securities	42,560	1,097	6,819	546	49,379	1,643

Total	$760,017	$21,362	$414,671	$52,538	$1,174,688	$73,900

The gross unrealized losses at June 30, 2010 and December 31, 2009 are composed of $16 million and $28 million related to high or highest quality securities based on NAIC or equivalent rating and $47 million and $46 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2010, $44 million of the gross unrealized losses represented declines in value of greater than 20%, $3 million of which had been in that position for less than six months, as compared to $39 million at December 31, 2009 that represented declines in value of greater than 20%, $4 million of which had been in that position for less than six months. At June 30, 2010, the $57 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, transportation and manufacturing sectors of the Company’s corporate securities. At December 31, 2009, the $53 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3. INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	June 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$3,995	$649	$5,930	$741	$9,925	$1,390

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$6,728	$521	$5,839	$832	$12,567	$1,353

At June 30, 2010, $110 thousand of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. At December 31, 2009, $135 million of the gross unrealized losses represented declines of greater than 20%, all of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2010 and December 31, 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2010 or December 31, 2009.

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

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2010 and December 31, 2009 these over-rides on a net basis were not material.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Inactive Markets - During 2009, and continuing through the first quarter of 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with its own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009, and continuing through March 31, 2010, that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value. As a result, we considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities as of June 30, 2009 through March 31, 2010. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, the Company classified these securities within Level 3 as of June 30, 2009 through March 31, 2010.

In the second quarter of 2010, the Company observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages become more apparent. Additionally, the valuation based on the pricing the Company received from independent pricing services was not materially different from its internal estimates of current market value for these securities. As a result, where third party pricing information based on observable inputs was used to fair value the security, and based on the assessment that the market has been becoming increasingly active, the Company reported fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 beginning with the second quarter of 2010. As of June 30, 2010, the fair value of these securities included in Level 2 was $74.3 million included in Fixed Maturities Available for Sale – Asset-Backed Securities.

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$160,415	$—	$160,415
Obligations of U.S. states and their political subdivisions	—	19,098	—	19,098
Foreign government bonds	—	54,052	1,070	55,122
Corporate securities	—	4,259,465	36,197	4,295,662
Asset-backed securities	—	373,422	58,245	431,667
Commercial mortgage-backed securities	—	642,449	—	642,449
Residential mortgage-backed securities	—	432,087	—	432,087

Sub-total	—	5,940,988	95,512	6,036,500

Trading account assets:
Asset-backed securities	—	20,911	—	20,911
Commercial mortgage-backed securities	—	5,160	—	5,160

Sub-total	—	26,071	—	26,071

Equity securities, available for sale	8,882	9,931	2,615	21,428
Short-term investments	71,565	19,994	—	91,559
Cash equivalents	—	118,055	—	118,055
Other long-term investments	71	53,175	(501)	52,745
Other assets	—	51,378	357,453	408,831

Sub-total excluding separate account assets	80,518	6,219,592	455,079	6,755,189

Separate account assets (1)	826,722	27,557,719	164,924	28,549,365

Total assets	$907,240	$33,777,311	$620,003	$35,304,554

Future policy benefits	—	—	202,964	202,964

Total liabilities	$—	—	202,964	202,964

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	As of December 31, 2009 (2)
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$171,660	$—	$171,660
Obligations of U.S. states and their political subdivisions	—	16,002	—	16,002
Foreign government bonds	—	43,193	1,082	44,275
Corporate securities	—	3,925,335	32,462	3,957,797
Asset-backed securities	—	315,315	135,466	450,781
Commercial mortgage-backed securities	—	501,616	—	501,616
Residential mortgage-backed securities	—	711,942	—	711,942

Sub-total	—	5,685,063	169,010	5,854,073

Trading account assets:
Asset-backed securities	—	20,647	1,182	21,829
Commercial mortgage-backed securities	—	5,108	—	5,108

Sub-total	—	25,755	1,182	26,937

Equity securities, available for sale	6,929	16,880	3,833	27,642
Short-term investments	20,083	152,830	—	172,913
Cash equivalents	—	139,589	—	139,589
Other assets	—	49,552	159,618	209,170

Sub-total excluding separate account assets	27,012	6,069,669	333,643	6,430,324

Separate account assets (1)	623,948	24,386,654	152,675	25,163,277

Total assets	$650,960	$30,456,323	$486,318	$31,593,601

Future policy benefits	—	—	(17,539)	(17,539)

Other liabilities	264	(19,736)	(960)	(20,432)

Total liabilities	$264	$(19,736)	$(18,499)	$(37,971)

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

(2)	Includes reclassifications to conform to current period presentations.

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is ultimately borne by our customers and policyholders.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of June 30, 2010 and December 31, 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

Trading Account Assets - consist primarily of asset-backed securities, public corporate bonds and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities.”

Equity Securities - Consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

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

The majority of the Company’s derivative positions is traded in the over-the-counter (OTC) derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, non-binding broker-dealer quotations, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk and volatility.

OTC derivative contracts are executed under master netting agreements with counterparties with a Credit Support Annex, or CSA, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties, should either party suffer a credit rating deterioration. The vast majority of the Company’s derivative agreements are with highly rated major international financial institutions. To reflect the market’s perception of its non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities uncollateralized. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value.

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

The Company is also required to incorporate the market perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company as indicated by the credit spreads associated with funding agreements issued by these affiliated companies. The Company adjusts these credit spreads to remove any liquidity risk premium. The additional spread over LIBOR incorporated into the discount rate as of June 30, 2010 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Transfers between Levels 1 and 2 - During the three and six months ended June 30, 2010, there were no material transfers between Level 1 and Level 2.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2010, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2010.

	Three Months Ended June 30, 2010
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,067	$41,155	$128,133	$8,304	$2,735
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	—	788	28	—	—
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	3	(517)	(304)	(44)	(120)
Net investment income	—	22	238	(19)	—
Purchases, sales, issuances, and settlements	—	(5,543)	2,058	106	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	353	4,525	—	—
Transfers out of Level 3 (2)	—	(61)	(79,545)	(5,235)	—
Other (4)	—	—	3,112	(3,112)	—

Fair value, end of period	$1,070	$36,197	$58,245	$—	$2,615

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$738	$28	$—	$—
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$3	$(543)	$(351)	$—	$(120)

	Other Trading Account Asset - Backed Securities	Other Assets	Separate Account Assets (1)	Other long-term investments	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$—	$98,794	$153,022	$(245)	$81,383
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	244,554	(54)	(256)	(264,736)
Asset administration fees and other income	—	—	—	—	—
Interest credited to policyholder account balances	—	—	1,236	—	—
Included in other comprehensive income (loss)	—	(979)	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	—	15,084	10,720	—	(19,611)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—

Fair value, end of period	$—	$357,453	$164,924	$(501)	$(202,964)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$247,267	$—	$(256)	$(264,407)
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$—	$(978)	$—	$—	$—

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

(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other primarily represents reclasses of certain assets between reporting categories.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $79.5 million for the three months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgage has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2010
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,082	$32,462	$135,466	$—	$3,833
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	—	89	(1,322)	—	(90)
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(11)	449	(4,423)	82	(1,128)
Net investment income	(1)	122	255	(7)	—
Purchases, sales, issuances, and settlements	—	(6,632)	3,289	5,160	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	9,846	4,525	—	—
Transfers out of Level 3 (2)	—	(139)	(79,545)	(5,235)	—

Fair value, end of period	$1,070	$36,197	$58,245	$—	$2,615

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$(70)	$(751)	$—	$(90)
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(11)	$918	$(4,476)	$126	$(1,128)

	Trading Account Assets - Corporate Securities	Other Assets	Separate Account Assets (1)	Other long-term investments	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$1,182	$159,618	$152,675	$(960)	$17,539
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	165,943	(700)	459	(183,457)
Asset administration fees and other income	18	—	—	—	—
Interest credited to policyholder account	—	—	320	—	—
Included in other comprehensive income (loss)	—	996	—	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	(1,200)	30,896	12,629	—	(37,046)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—

Fair value, end of period	$—	$357,453	$164,924	$(501)	$(202,964)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$171,101	$—	$460	$(187,840)
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$320	$—	$—
Included in other comprehensive income (loss)	$—	$996	$—	$—	$—

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

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $79.5 million for the six months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2009, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2009.

	Three Months Ended June 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$883	$17,700	$44,376	$5,862	$3,665
Total gains or (losses) (realized/unrealized):
Included in earnings:

Realized investment gains (losses), net:	—	(356)	(454)	—	—
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	133	101	2,737	31	—
Net investment income	—	624	72	—	60
Purchases, sales, issuances, and settlements	—	1,273	(591)	(412)	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	6,791	—	—	49
Transfers out of Level 3 (2)	—	—	(9,209)	—	—

Fair value, end of period	$1,016	$26,133	$36,931	$5,481	$3,774

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$(356)	$(454)	$—	$(2)
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$133	$101	$2,737	$31	$62

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Three Months Ended June 30, 2009
	Trading Account Assets -Corporate Securities	Other Assets	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$1,108	$567,107	$132,467	$(423,944)	$(25,950)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(275,704)	(2,571)	255,923	16,209
Asset administration fees and other income	(16)	—	—	—	—
Included in other comprehensive income (loss)	—	6,137	3,692	—	—
Net investment income	—	13,116	—	—	—
Purchases, sales, issuances, and settlements	—	5,255	1,133	(7,998)	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—

Fair value, end of period	$1,092	$315,911	$134,721	$(176,019)	$(9,741)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(273,747)	$—	$253,853	$16,217
Asset administration fees and other income	$(16)	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$2,075	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

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

Transfers - Net transfers into Level 3 for Fixed Maturities Available for Sale totaled $2.4 million during the three months ended June 30, 2009. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously information from third party pricing services (that could be validated) was utilized. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Six Months Ended June 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$867	$13,357	$43,642	$6,309	$968
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	—	(259)	(1,499)	—	—
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	150	1,044	(3,294)	36	—
Net investment income	(1)	815	50	—	2,757
Purchases, sales, issuances, and settlements	—	1,137	(1,201)	(864)	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	12,441	8,428	—	49
Transfers out of Level 3 (2)	—	(2,310)	(9,209)	—	—

Fair value, end of period	$1,016	$26,225	$36,917	$5,481	$3,774

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$—	$(356)	$(1,485)	$—	$(2)
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$150	$1,044	$(3,294)	$36	$2,759

	Trading Account Assets -Corporate Securities	Other Assets	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair value, beginning of period	$1,089	$1,157,884	$154,316	$(794,640)	$(17,167)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(964,621)	(2,571)	632,527	7,426
Asset administration fees and other income	3	—	—	—	—
Included in other comprehensive income (loss)	—	6,137	(12,196)	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	—	116,511	(4,828)	—	—
Foreign currency translation	—	—	—	(13,906)	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—

Fair value, end of period	$1,092	$315,911	$134,721	$(176,019)	$(9,741)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(953,607)	$—	$621,111	$7,429
Asset administration fees and other income	$3	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$(12,196)	$—	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

(4)

Transfers - Net transfers into Level 3 for Fixed Maturities Available for Sale totaled $9.3 million during the six months ended June 30, 2009. Transfers into Level 3 for these investments were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when information from third party pricing services or models with observable inputs were utilized. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

Derivative Fair Value Information - The following tables presents information regarding derivative assets and liabilities measured at fair value on a recurring basis. The derivative assets are reflected within either “Other long-term investments” on the consolidated balance sheet. Derivative liabilities are reflected within “Other liabilities”.

	As of June 30, 2010
	Level 1	Level 2	Level 3	Netting	Total
	(in thousands)
Derivative assets:
Interest Rate	$74	$28,464	$—	$—	$28,538
Currency	—	12	—	—	12
Credit	—	1,472	—	—	1,472
Currency/Interest Rate	—	14,265	—	—	14,265
Equity	—	13,541	—	—	13,541
Netting	—	—	—	(5,083)	(5,083)

Total derivative assets	$74	$57,754	$—	$—	$52,745

Derivative liabilities:
Interest Rate	$(3)	$(2,192)	$—	$—	$(2,195)
Currency	—	—	—	—	—
Credit	—	(1,331)	(501)	—	(1,832)
Currency/Interest Rate	—	(1,056)	—	—	(1,056)
Equity	—	—	—	—	—
Netting	—	—	—	5,083	5,083

Total derivative liabilities	$(3)	$(4,579)	$(501)	$5,083	$—

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 derivative assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and six months ended June 30, 2010, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2010, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2010.

Six Months Ended June 30, 2010
Derivative Liability - Credit
(in thousands)
Fair Value, beginning of period	$(960)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	459
Asset administration fees and other income	—
Purchases, sales, issuances and settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—

Fair Value, end of period	$(501)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	460
Asset administration fees and other income	0

Three Months Ended June 30, 2010
Derivative Liability - Credit
(in thousands)
Fair Value, beginning of period	$(245)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(256)
Asset administration fees and other income	—
Purchases, sales, issuances and settlements	—
Foreign currency translation	—
Other(1)	—
Transfers into Level 3	—
Transfers out of Level 3	—

Fair Value, end of period	$(501)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(256)
Asset administration fees and other income	—

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Assets:
Commercial mortgage loans	$1,146,711	$1,209,807	$1,048,346	$1,038,323
Policy loans	1,037,330	1,264,579	1,012,014	1,144,641
Liabilities:
Policyholder account balances – Investment contracts	553,677	549,629	507,386	502,033

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

Investment Contracts - Policyholders’ Account Balances

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own nonperformance risk. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

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

Exchange-traded futures are used by the Company to reduce risks from changes in interest rates, to alter mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, and to hedge against changes in the value of securities it owns or anticipates acquiring or selling. In exchange-traded futures transactions, the Company agrees to purchase or sell a specified number of contracts, the values of which are determined by the values of underlying referenced investments, and to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts. The Company enters into exchange-traded futures and options with regulated futures commissions merchants who are members of a trading exchange.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

5. DERIVATIVE INSTRUMENTS (continued)

In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial and its subsidiaries, as a whole.

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

	June 30, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Qualifying Hedge Relationships

Currency/Interest Rate	$75,633	$10,092	$(330)	$39,635	$—	$(1,626)

Total Qualifying Hedge Relationships	$75,633	$10,092	$(330)	$39,635	$—	$(1,626)

Non-qualifying Hedge Relationships
Interest Rate	$614,500	$28,537	$(2,195)	$695,100	$10,901	$(24,084)
Currency	2,014	12	—	2,670	10	—
Credit	102,225	1,471	(1,832)	112,085	11,173	(4,500)
Currency/Interest Rate	51,733	4,173	(726)	77,586	—	(3,898)
Equity	117,274	13,541	—	355,004	2,300	(10,706)

Total Non-qualifying Hedge Relationships	$887,746	$47,734	$(4,753)	$1,242,445	$24,384	$(43,188)

Total Derivatives (1)	$963,379	$57,826	$(5,083)	$1,282,080	$24,384	$(44,814)

Embedded Derivatives

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $85 million at June 30, 2010 and December 31, 2009. The fair value of these embedded derivatives was a liability of $36 million as of June 30, 2010 and December 31, 2009 included in Fixed maturities, available for sale. The fair value of these embedded derivatives was an asset of $200 million as of June 30, 2010 and a liability of $16 as of December 31, 2009 included in Future policy benefits.

The Company also incorporates risk of non-performance of its affiliates in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts and the no lapse feature of our universal life contracts. In light of recent developments, including rating agency downgrades to the claims-paying ratings of the Company, beginning in the first quarter of 2009, we include an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in market perceived non-performance risk, thereby reducing the value of the embedded derivative assets. The non-performance cannot reduce the value of the liability to a point that the value would go below zero. In that case the value of the liability is floored at zero.

Some of the Company’s variable annuity products, contain a living benefit feature which is reinsured with an affiliate, Pruco Re. The reinsurance contract contains an embedded derivative related to market performance risk. These embedded derivatives are mark-to-market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The affiliates maintain a portfolio of derivative instruments that are intended to economically hedge the risks related to the reinsured products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products feature an automatic rebalancing element, also referred to as an asset transfer feature, to minimize risks inherent in the Company’s guarantees which reduces the need for hedges. Changes in fair value are reflected in “Realized investment gains/(losses)” net, were ($2) million and $10 million in the second quarter of 2010 and 2009, respectively; and $5 million and $9 million in the first six months of 2010 and 2009, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

5. DERIVATIVE INSTRUMENTS (continued)

Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. Interest sensitivity can result in mark-to-market changes in the value of the underlying contractual guarantees, as well as actual activity related to premium and benefits. Realized investment gains were $1 million and losses were ($34) million in the second quarter of 2010 and 2009, respectively; and losses were ($10) and ($359) in the first six months of 2010 and 2009, respectively; primarily due to the change in non-performance risk in the valuation of embedded derivatives.

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Cash flow hedges
Currency/ Interest Rate

Net investment income	$121	$41	$222	$73
Other Income	147	(19)	163	3
Accumulated Other Comprehensive Income (1)	9,376	(1,245)	11,149	(1,037)

Total cash flow hedges	$9,644	$(1,223)	$11,534	$(961)

Non- qualifying hedges

Realized investment gains (losses)
Interest Rate	$23,427	$(25,483)	$32,329	$(27,688)
Currency	214	(148)	362	(24)
Currency/Interest Rate	5,618	(3,169)	6,892	(2,849)
Credit	1,616	9,670	327	3,117
Equity	36,797	19	14,585	(8)
Embedded Derivatives	(269,253)	(13,921)	(182,686)	(338,475)

Total non-qualifying hedges	$(201,581)	$(33,032)	$(128,191)	$(365,927)

Total Derivative Impact	$(191,937)	$(34,255)	$(116,657)	$(366,888)

(1)	Amounts deferred in Equity

For the period ending June 30, 2010, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(2,974)
Net deferred gains on cash flow hedges from January 1 to June 30, 2010	11,067
Amount reclassified into current period earnings	223

Balance, June 30, 2010	$8,316

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

5. DERIVATIVE INSTRUMENTS (continued)

As of June 30, 2010 the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

Credit Derivatives Written

The following tables set forth exposure from credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of the dates indicated.

	June 30, 2010
	First to default Basket(1)
NAIC Designation (1)	Notional	Fair Value
	(in millions)
1	$—	$—
2	52	(1)

	52	(1)
3	6	—
4	1	—
5	5	—
6	—	—

Total	$64	$(1)

	December 31, 2009
	First to Default Basket (1)
NAIC Designation (1)	Notional	Fair Value
	(in millions)
1	$—	$—
2	52	(1)

	52	(1)
3	7	—
4	—	—
5	5	—
6	—	—

Total	$64	$(1)

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

	June 30, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	64	(1)	64	(1)

Total Credit Derivatives	$64	$(1)	$64	$(1)

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $64 million notional of credit default swap (“CDS”) selling protection at June 30, 2010 and December 31, 2009. These credit derivatives generally have maturities of five years or less.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

5. DERIVATIVE INSTRUMENTS (continued)

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2010 and December 31, 2009, the Company had $38 million and $48 million of outstanding notional amounts, respectively, reported at fair value as an asset of $.1 million and $8 million, respectively.

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

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC related to its over-the-counter derivative transactions. Prudential Global Funding, LLC manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 8. The Company effects exchange-traded futures transactions through regulated exchanges and these transactions are settled on a daily basis, thereby reducing credit risk exposure in the event of nonperformance by counterparties to such financial instruments.

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

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $84 million of commercial loans in the second quarter of 2010. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $70 million in the second quarter of 2010.

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

Commencing in 2003, Prudential Financial received formal requests for information from the SEC and the New York Attorney General’s Office (“NYAG”) relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia Insurance Company Ltd. (publ) (“Skandia”), an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. ASISI is an affiliate of the Company and serves as investment manager for certain investment options under the Company’s variable life insurance and annuity products. Prudential Financial acquired ASISI from Skandia in May 2003. Subsequent to the acquisition, Prudential Financial implemented controls, procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to the Staff of the SEC to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI hired an independent third party, which has conducted a compliance review and issued a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which Prudential Financial acquired ASISI from Skandia, Prudential Financial was indemnified for the settlements.

In July 2010, the Company and certain affiliates, as well as other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to life insurance policies for which death benefits, unless the beneficiary elects another settlement method, are placed in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiary. The Company is cooperating with this investigation. The Company has also been contacted by state insurance regulators and other governmental entities regarding retained asset accounts. In April 2010, a purported state-wide class action was filed against Prudential Insurance in Nevada state court alleging that Prudential Insurance delayed payment of death benefits and improperly retained undisclosed profits by placing death benefits in retained asset accounts. An earlier case by the same plaintiff making substantially the same allegations was dismissed in federal court. In July 2010, a purported nationwide class action was filed in Massachusetts against Prudential Insurance relating to retained asset accounts associated with life insurance covering U.S. service members and veterans. Additional investigations, information requests, hearings, claims or litigation may arise with respect to the retained asset accounts.

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

7. REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Pruco Reinsurance Ltd., or “Pruco Re”, Prudential Arizona Reinsurance III Company, or “PAR III”, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such an inability of the reinsurers to meet their obligation is considered to be remote.

The Company has entered into various reinsurance agreements with an affiliate, Pruco Re, to reinsure its living benefit features sold on certain of its annuities as part of its risk management and capital management strategies. For additional details on these agreements, see Note 8.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for long duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 8 of the Unaudited Interim Consolidated Financial Statements.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Gross premiums and policy charges and fee income	$545,300	$463,057	1,027,658	$894,488

Reinsurance ceded	(319,259)	(289,010)	(626,528)	(572,209)

Net premiums and policy charges and fee income	$226,041	$174,047	$401,130	$322,279

Policyholders’ benefits ceded	$139,170	$144,906	$316,812	$310,003
Realized capital gains/(losses) net, associated with derivatives	$239,320	$(281,070)	$155,938	$(974,453)

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

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at June 30, 2010 and December 31, 2009 were as follows:

2010		2009
	(in thousands)
Domestic life insurance – affiliated	$2,024,899	$1,606,000
Domestic life insurance – unaffiliated	(864)	4,050
Taiwan life insurance-affiliated	824,882	786,045

	$2,848,917	$2,396,095

Substantially all reinsurance contracts are with affiliates as of June 30, 2010 and December 31, 2009. These contracts are described further in Note 8 of the Unaudited Interim Consolidated Financial Statements.

The gross and net amounts of life insurance in force as of June 30, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Gross life insurance in force	$533,913,333	$483,237,637
Reinsurance ceded	(480,931,064)	(435,430,277)

Net life insurance in force	$52,982,269	$47,807,360

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million in the second quarter of 2010 and 2009 and in the first six months of 2010 and 2009. The expense charged to the Company for the deferred compensation program was less than $1 million in the second quarter of 2010 and 2009; and $2 million and $1 million in the first six months of 2010 and 2009, respectively.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million and $1 million in the second quarter of 2010 and 2009, respectively; and $3 million and $2 million in the first six months of 2010 and 2009, respectively.

The Company’s share of net expense for the pension plans was $3 million and $2 million in the second quarter of 2010 and 2009, respectively; and $5 million and $4 million in the first six months of 2010 and 2009, respectively.

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

Affiliated Asset Administration Fee Income

Effective April 1, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $9.4 million and $3.4 million in the second quarter of 2010 and 2009, respectively; and $17.3 million and $3.4 million in the first six months of 2010 and 2009, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Effective April 15, 2009, PLNJ amended an existing agreement to add AST Investment Services, Inc., as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $0.7 million and $0.2 million in the second quarter of 2010 and 2009, respectively; and $1.4 million and $0.2 million in the first six months of 2010 and 2009, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2.5 and $2.4 million in the second quarter of 2010 and 2009, respectively; and $5.0 million and $4.6 million in the first six months of 2010 and 2009, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $1.835 billion at June 30, 2010 and $1.772 billion at December 31, 2009, respectively. Fees related to these COLI policies were $7 million and $6 million in the second quarter of 2010 and 2009, respectively; and $14 million and $12 million in the first six months of 2010 and 2009. The Company retains the majority of the mortality risk associated with these COLI policies.

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

The portion of this reinsurance contract related to mortality risk is accounted for as reinsurance. Premiums and fees ceded to UPARC were $16 million and $13 million in the second quarter of 2010 and 2009, respectively; and $31 million and $21 million in the first six months of 2010 and 2009, respectively. Benefits ceded to UPARC were $19 million and $12 million in the second quarter of 2010 and 2009, respectively; and $30 million and $31 million in the first six months of 2010 and 2009, respectively. The portion of this reinsurance contract related to the no-lapse guarantee provision is accounted for as an embedded derivative and changes in its fair value, as well as actual activity related to premium and benefits, are reflected in “Realized investment gains/(losses)” net. The underlying asset is reflected in “Reinsurance recoverable” in the Company’s Unaudited Interim Consolidated Statements of Financial Position. Reinsurance recoverables related to this agreement were $12 million as of June 30, 2010 and December 31, 2009.

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, exclusive of those reinsured by PAR III (see below) through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $1.694 billion and $1.521 billion as of June 30, 2010 and December 31, 2009, respectively. Premiums ceded to PARCC in the second quarter of 2010 and 2009 were $196 million and $197 million, respectively; and $398 million and $385 million in the first six months of 2010 and 2009, respectively. Benefits ceded in the second quarter of 2010 and 2009 were $72 million and $76 million, respectively; and $152 million and $145 million in the first six months of 2010 and 2009, respectively. Reinsurance expense allowances, net of capitalization and amortization in the second quarter of 2010 and 2009 were $47 million and $43 million, respectively; and $96 million and $81 million in the first six months of 2010 and 2009, respectively.

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

Reinsurance recoverables related to this agreement were $43 million as of June 30, 2010. Premiums ceded to PAR TERM in the second quarter of 2010 were $23 million and $36 million in the first six months of 2010. Benefits ceded in the second quarter of 2010 and in the first six months of 2010 were $7 million.

PAR III

The Company, excluding its subsidiaries, reinsures 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $4 million and $3 million as of June 30, 2010 and December 31, 2009, respectively. Premiums and benefits ceded to PAR III were less than $1 million in the second quarter of 2010 and 2009; and $2 million and less than $1 million in the first six months of 2010 and 2009, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $56 million and $53 million as of June 30, 2010 and December 31, 2009, respectively. Premiums and fees ceded to Prudential Insurance in the second quarter of 2010 and 2009 were $58 million and $61 million, respectively; and $115 million and $131 million in the first six months of 2010 and 2009, respectively. Benefits ceded in the second quarter of 2010 and 2009 were $52 million and $53 million, respectively; and $140 million and $126 million in the first six months of 2010 and 2009, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

In addition, there are two yearly renewable term agreements which the Company can offer on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement. Reinsurance recoverables related to this agreement were $7 million as of June 30, 2010 and December 31, 2009. Benefits ceded in the second quarter of 2010 and 2009; and in the first six months of 2010 and 2009 were less than $1 million.

Pruco Re

During 2009, the Company, excluding its subsidiaries, entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $4.5 million in the second quarter of 2010; and $6.4 million in the first six months of 2010.

Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $5.4 million and $0.4 million in the second quarter of 2010 and 2009, respectively; and $10.5 million and $0.4 million in the first six months of 2010 and 2009, respectively.

During 2008, the Company, excluding its subsidiaries, entered into two reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven (“HD7”) and Spousal Highest Daily Lifetime Seven (“SHD7”) benefit feature sold on certain of its annuities. Fees ceded on this agreement were $3.2 million and $3.0 million in the second quarter of 2010 and 2009, respectively; and $6.3 million and $5.4 million in the first six months of 2010 and 2009, respectively.

Effective January 28, 2008, the Company, excluding its subsidiaries, entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its HD GRO benefit feature sold on certain of its annuities. Fees ceded on this agreement were $0.1 million in the second quarter of 2010 and 2009; and $0.3 million and $0.2 million in the first six months of 2010 and 2009, respectively.

The Company reinsures 100% of the risk on its Lifetime Five (“LT5”), Highest Daily Lifetime Five benefit (“HDLT5”) and Spousal Lifetime Five benefit (“SLT5”) feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on the LT5 agreement were $3.7 million and $3.3 million in the second quarter of 2010 and 2009, respectively; and $7.5 million and $6.3 million in the first six months of 2010 and 2009, respectively.

Effective November 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit (“HDLT5”) feature. Fees ceded on this agreement were $1.2 million in the second quarter of 2010 and 2009; and $2.4 million in the first six months of 2010 and 2009.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

8. RELATED PARTY TRANSACTIONS (continued)

Effective March 20, 2006, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Spousal Lifetime Five benefit (“SLT5”) feature. Fees ceded on this agreement were $0.6 million and $0.5 million in the second quarter of 2010 and 2009, respectively; and $1.1 million and $0.9 million in the first six months of 2010 and 2009, respectively.

The Company’s reinsurance recoverables related to the above product reinsurance agreements was $209 million and $9 million as of June 30, 2010 and December 31, 2009, respectively.

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

Affiliated premiums ceded in the second quarter of 2010 and 2009 from the Taiwan coinsurance agreement were $26 million and $18 million, respectively; and $44 million and $35 million in the first six months of 2010 and 2009, respectively. Affiliated benefits ceded in the second quarter of 2010 and 2009 from the Taiwan coinsurance agreement were $5 million; and $10 million in the first six months of 2010 and 2009.

Reinsurance recoverable related to the Taiwan coinsurance agreement of $824 million and $786 million at June 30, 2010 and December 31, 2009, respectively.

Debt Agreements

The Company has an agreement with an affiliate, Prudential Funding, LLC, which allows the Company to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $600 million. There was $60 million of debt outstanding to Prudential Funding, LLC as of June 30, 2010 compared to no debt outstanding as of December 31, 2009. Interest expense related to this debt was less than $1 million in the second quarter of 2010 and 2009 and in the first six months of 2010 and 2009. The related interest was charged at a variable rate ranging from 2.85% to 4.15% for 2010 and 3.05% to 7.05% for 2009.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2010, compared with December 31, 2009, and its consolidated results of operations for the three and six months ended June 30, 2010 and 2009. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the statements under “Risk Factors”, “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 26% of our net individual life insurance in force at June 30, 2010. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. In July 2009, we launched a new variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In general we consider households with investable assets or annual income in excess of $100,000 to be mass affluent and households with investable assets in excess of $250,000 to be affluent in the U.S. market. We offer a private placement variable universal life product, to high net worth clients, which also utilize investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 64% of our net individual life insurance in force at June 30, 2010, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force because of uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represent 10% of our net individual life insurance in force at June 30, 2010. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholder’s contract fund.

The Company’s profits from universal life insurance are impacted by mortality and expense margins, interest spread on policyholder funds as well as the net interest spread on capital management activities.

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

Variable and Fixed Annuities

The Company has issued a wide array of annuities, including deferred variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may include (1) fixed interest rate allocation options, subject to a market value adjustment, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC.

In March 2010, as a result of the launch of the Company’s new product line, an affiliated company, the Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products, with very limited exceptions. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities.

The Company has issued variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a full suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”), including a highest daily contract value in certain of our latest optional living benefits. These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. The highest daily guaranteed contract value offered with certain optional living benefits is generally accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

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

The primary risk exposures of these optional living benefit features relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an automatic rebalancing element also referred to as an asset transfer feature externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Re. Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets risks that are primarily hedged in the affiliate, and the impact on that portion of our variable annuity contracts that benefit from the automatic rebalancing element.

The automatic rebalancing element, also referred to as an asset transfer feature, included in the design of certain optional living benefits, may transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, to either the general account or a separate account bond portfolio. The potential transfers are based on a static mathematical formula which considers a number of factors, including the impact of investment performance on contractholders’ total account value. In general, negative investment performance may result in transfers to either the general account or a separate account bond portfolio, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the automatic rebalancing element is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with variable annuity products all include an automatic rebalancing element, and in 2009 we discontinued any new sales of optional living benefit features without an automatic rebalancing element. Other product design elements we utilize for certain products to manage these risks include investment option restrictions and minimum issue age requirements. As of June 30, 2010, approximately $11.8 billion or 73% of variable annuity account values with living benefit features included an automatic rebalancing element in the product design, compared to $7.2 billion or 60% as of December 31, 2009. As of June 30, 2010 approximately $4.4 billion or 27% of variable annuity account values with living benefit features did not include an automatic rebalancing element in the product design, compared to $4.8 billion or 40% as of December 31, 2009.

As mentioned above, in addition to our automatic rebalancing element, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, we manage the risks associated with our optional living benefits through purchases of equity options and futures as well as interest rate derivatives, which hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. In the second quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, that are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial.

1.	Changes in Financial Position

June 30, 2010 versus December 31, 2009

Total assets increased $4.158 billion, from $39.083 billion at December 31, 2009 to $43.241 billion at June 30, 2010. Separate account assets increased $3.386 billion, from $25.163 billion at December 31, 2009 to $28.549 billion at June 30, 2010, primarily driven by deposits in our annuity products driven by strong sales.

Fixed maturities increased by $183 million from $5.854 billion at December 31, 2009 to $6.037 billion at June 30, 2010. This increase was primarily driven by investment of cash flows from business operations, reinvestment of investment income, and unrealized gains on fixed maturities in the current year resulting from a narrowing of credit spreads that increased the market value of these securities.

Reinsurance recoverables increased by $453 million from $2.396 billion at December 31, 2009 to $2.849 billion at June 30, 2010 primarily driven by continued growth in the term life in force covered under affiliated reinsurance agreements, partially offset by the impact of the change in non-performance risk (NPR) in the valuation of our annuity product embedded derivatives that are classified as reinsurance recoverables (see note 7 to the Unaudited Interim Consolidated Financial Statements).

Deferred policy acquisition costs decreased by $101 million from $2.483 billion at December 31, 2009, to $2.382 billion at June 30, 2010. $371 million of capitalization of acquisition costs from sales of life and annuity products were more than offset by $361 million of amortization and a $111 million decrease related to unrealized investment gains. We amortize deferred policy acquisition and other costs associated with variable and universal life policies and the variable and fixed annuity contracts over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company, for example, reinsurance agreements with those affiliated entities.

Total liabilities increased by $4.185 billion, from $36.175 billion at December 31, 2009 to $40.360 billion at June 30, 2010, primarily due to an increase in separate account liabilities of $3.386 billion reflecting the increase in separate account assets, mentioned above. Policyholder account balances increased $328 million, from $6.795 billion at December 31, 2009 to $7.123 billion at June 30, 2010, primarily driven by transfers from the Company’s separate account to its general account due to the automatic rebalancing feature on certain variable annuity contracts and continued growth in universal life in force. Future policy benefits and other policyholder liabilities increased by $600 million, from $3.146 billion at December 31, 2009 to $3.746 billion at June 30, 2010 primarily, driven by continued increases to life reserves associated with term life in force growth.

1.	Results of Operations

June 2010 to June 2009 Three Months Comparison

	Three Months ended June 30,
	2010	2009
Operating results:	(in thousands)
Revenues:
Life Products	$234,294	$131,601
Annuity Products	183,530	108,240

	417,824	239,841

Benefits and expenses:
Life Products	188,200	137,906
Annuity Products	454,063	(209,817)

	642,263	(71,911)

Income (Loss) from Operations before Income Taxes:
Life Products	46,094	(6,305)
Annuity Products	(270,533)	318,057

	(224,439)	311,752

Life Products

Income (Loss) from Operations before Income Taxes

2010 to 2009 Three Month Comparison. Income (Loss) from Operations before Income Taxes increased $52 million, from a loss of $6 million in the second quarter of 2009 to a gain of $46 million in the second quarter of 2010. This increase was primarily driven by $35 million improvement from the valuation of the embedded derivative related to the reinsurance of the no-lapse guarantee on our universal life products with UPARC in the second quarter of 2010 compared to the second quarter of 2009 ($1 million gain in 2Q10 compared to a $34 million loss in 2Q09). Also contributing to the increase is net realized investment gains due to a $27 million gain on interest rate swaps utilized to extend duration of our investment portfolio due to the impact of a decline in interest rates ($13 million gain in 2Q10 compared to a $14 million loss in 2Q09). Income (loss) from operations before income taxes in the second quarter of 2010 also benefited from higher earnings associated with growth in term and universal life insurance in force. This was partially offset by higher amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, largely reflecting the impact of a decline in financial market conditions on separate account fund performance. This decline reflects changes in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, and is discussed in more detail below.

The table below reflects the impacts to the amortization of deferred policy acquisition costs and unearned revenue reserves from changes in our estimates of total gross profits.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Amortization of DAC (1)	Amortization of URR (2)	Total	Amortization of DAC (1)	Amortization of URR (2)	Total
	(in thousands)
Separate account fund performance	$(19,504)	$5,369	$(14,135)	$24,736	$(6,670)	$18,066
Persistency	1,669	(424)	1,245	(532)	141	(391)
Mortality and other items	(17,800)	14,425	(3,376)	(22,000)	14,582	(7,418)

Total	$(35,635)	$19,369	$(16,266)	$2,204	$8,053	$10,257

(1)	Amounts reflect (increases) or decreases in the amortization of deferred policy acquisition, or DAC.
(2)	Amounts reflect increases or (decreases) in the amortization of unearned revenue reserves, or URR.

The net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, shown above in second quarter of 2010, includes the impact of separate account fund performance on our estimate of future gross profits. The actual rate of return on separate account funds for the second quarter of 2010 was (5.8)% compared to our expected rate of return of 2.6%. The lower than expected market returns resulted in a decrease in total future gross profits by establishing a lower starting point for the fund balances used in estimating those profits in future periods. The decrease in our estimate of total gross profits results in a higher required rate of amortization of deferred policy acquisition costs, partially offset by a higher required rate of amortization of unearned revenue reserves. This resulted in a $14 million net expense in the second quarter of 2010. The second quarter of 2009 reflects a similar but opposite impact on gross profits as separate account fund performance was above expected levels, reflecting financial market conditions during the period. The actual rate of return on separate account funds for the second quarter of 2009 was 11.7% compared to our expected rate of return of 2.8% resulting in an $18 million net benefit. The previously expected separate account fund performance was based on our maximum future rate of return assumption under the reversion to the mean approach, as discussed below. In addition, the net increase in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, includes the impact of market performance on variable product policyholder persistency that results in differences between actual gross profits for the period and the previously estimated expected gross profits for the period.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the second quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for most variable policies was greater than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term maximum future rate of return under the reversion to the mean approach was 10.1% for the second quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments.

Revenues

2010 to 2009 Three Month Comparison. Revenues of $234 million in the second quarter of 2010 increased by $102 million, from $132 million in the second quarter of 2009.

Net realized investment gains increased by $75 million from a loss of $63 million in the second quarter of 2009 to a gain of $12 million in the second quarter of 2010 reflecting a $35 million increase in the second quarter of 2010 due to a increase in the value of the embedded derivative related to the no-lapse guarantee ($1 million gain in 2Q10 compared to a $34 million loss in 2Q09). The increase in the value of the embedded derivative was due to the impact of lower interest rates partially offset by an increase in non-performance risk in the valuation of the embedded derivative. Also contributing to the increase is a $27 million gain on interest rate swaps utilized to extend duration of our investment portfolio due to the impact of a decline in interest rates ($13 million gain in 2Q10 compared to a $14 million loss in 2Q09) and a $25 million of gains on fixed maturities from sales and lower impairments ($3 million gain in 2Q10 compared to a $22 million loss in 2Q09). Partially offsetting these increases are mark-to-market losses of $11 million on certain externally managed European capital market investments as a result of widening credit spreads ($3 million loss in 2Q10 compared to a $8 million gain in 2Q09).

Policy charges and fee income, consisting primarily of mortality, expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $14 million from $105 million in the second quarter of 2009 to $119 million in the second quarter of 2010. The prior quarter included a $2 million increase in reinsurance ceded premium due to an underpayment to an affiliate in prior periods. Absent this item, policy charges and fee income increased by $12 million driven by an increase in amortization of unearned revenue reserves reflecting the impact of unfavorable financial market conditions in the current quarter compared to favorable market conditions in the prior quarter on separate account fund performance, which was partially offset by policyholder persistency, as discussed above.

Net investment income increased by $8 million from $60 million in the second quarter of 2009 to $68 million in the second quarter of 2010, primarily driven by growth in deposits due to growth in the universal life in force and reinvestment of investment income.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Total benefits and expenses of $188 million in the second quarter of 2010 increased by $50 million, from $138 million in the second quarter of 2009.

Amortization of deferred policy acquisition costs increased by $37 million from $40 million in the second quarter of 2009 to $77 million in the second quarter of 2010 reflecting the impact of unfavorable financial market conditions on separate account fund performance that accelerated current period amortization due to a decrease in expected future projected profits and to a lesser extent current period profits.

Policyholders’ benefits and expenses, including related changes in reserves, increased by $8 million, from $38 million in the second quarter of 2009, to $46 million in the second quarter of 2010, primarily due to term and universal life reserve growth attributable to continued sales and in force growth.

Interest credited to policyholders’ account balances increased by $4 million, from $36 million in the second quarter of 2009 to $40 million in the second quarter of 2010, primarily driven by continued growth in the universal life in force and associated policyholder fund balances.

Annuities Products

Income (Loss) from Operations before Income Taxes

2010 to 2009 Three Month Comparison. Income (loss) from operations before income taxes decreased $589 million from a gain of $318 million in the second quarter of 2009 to a loss of $271 million in the second quarter of 2010. This decrease was driven by higher benefits and expenses from higher deferred policy acquisition (“DAC”) and deferred sales inducements (“DSI”) DAC/DSI. The increase in DAC/DSI amortization is primarily related to the impact of a change in our market-perceived non-performance risk (NPR), as discussed below. Also contributing to higher DAC/DSI amortization, as well as increases in reserves, were updates to the estimated profitability of the business primarily driven by the market conditions that existed in the respective periods, also discussed below.

We amortize DAC/DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

We incorporate the market-perceived risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. The decrease in income from operations in the second quarter of 2010 included a $430 million unfavorable variance in the amortization of DAC/DSI from the impact of updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of the Company, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The increase in amortization from our market perceived non-performance risk in the second quarter of 2010 compared to the second quarter of 2009 is due to an increase in the fair value of embedded derivative liabilities reflecting an increase in the present value of future expected benefit payments resulting primarily from a decrease in contractholder account values and a decrease in LIBOR due to unfavorable market conditions in the second quarter of 2010, as well as an increase in the additional spread over LIBOR, reflecting general credit spread widening.

As shown in the following table, income from operations for the second quarter of 2010 included $88 million of charges related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and DSI, compared to $153 million of benefits included in the second quarter of 2009, resulting in a $241 million unfavorable variance. This variance primarily reflects the market conditions that existed in the respective periods and is discussed in more detail below.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(31,465)	$(58,091)	$(89,556)	$33,721	$73,633	$107,354
Quarterly adjustment for current period experience	4,570	(3,213)	1,357	27,885	17,870	45,654

Total	$(26,895)	$(61,304)	$(88,199)	$61,506	$91,503	$153,008

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and deferred sales inducements, or DSI.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. The second quarter of 2010 included $90 million of charges associated with these quarterly updates due to unfavorable market performance. The actual rate of return on annuity account values for the second quarter of 2010 was negative 6.0% compared to our expected rate of return of 2.1%. The second quarter of 2009 updates resulted in a benefit of $107 million due to favorable market performance. The actual rate of return on annuity account values for the second quarter of 2009 was 12.7% compared to our previously expected rate of return of 2.6%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 8.9% per annum as of June 30, 2010. Beginning in the fourth quarter of 2008 and continuing through the second quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 10.0% at the end of the second quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 13% annual maximum rate of return on equity investments.

The $1 million benefit in the second quarter of 2010 and the $46 million benefit in the second quarter of 2009 for the quarterly adjustments for current period experience shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The unfavorable variance related to the amortization of DAC/DSI was primarily driven by differences in market conditions and the mark-to-market of embedded derivatives and related hedge positions, mostly associated with our reinsurance affiliate. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual and expected lapse experience and contract guarantee claim costs.

Revenues

2010 to 2009 Three Month Comparison. Revenues increased $75 million from $108 million in the second quarter of 2009 to $183 million in the second quarter of 2010.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $33 million from $52 million in the second quarter of 2009 to $85 million in the second quarter of 2010. The increase was primarily driven by higher average separate account asset balances due to net market appreciation, positive net flows from new business sales, and the net transfers of balances from the general account to the separate accounts between the second quarter of 2009 and the second quarter of 2010. The net transfer of balances from the general account to the separate accounts relates to both transfers from a customer elected dollar cost averaging program and transfers from the automatic rebalancing element in some of our optional living benefit features.

Net Realized Investment Gains increased $36 million from $5 million in the second quarter of 2009, to $41 million in the second quarter of 2010, driven by a $29 million gain related to derivative positions associated with our capital hedging program. As discussed above, during the second quarter of 2010, we removed the equity component of our annuities capital hedging program by terminating the equity-based total return swaps.

Asset administration fees increased by $8 million from $6 million in the second quarter of 2009 to $14 million in the second quarter of 2010, primarily due to higher average separate account asset balance.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses increased $664 million from a benefit of $210 million in the second quarter of 2009 to a charge of $454 million in the second quarter of 2010.

Policyholders benefits, including changes in reserves, increased $150 million, from a benefit of $72 million in the second quarter of 2009 to a charge of $78 million in the second quarter of 2010, primarily due to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products.

Interest credited to policyholders’ account balances increased $107 million, from a benefit of $20 million in the second quarter of 2009 to a charge of $87 million in the second quarter of 2010, primarily due to higher DSI amortization of from the impact of change in non-performance risk (NPR), discussed above, and the adjustments to our estimates of total gross profits used as the basis for amortizing DSI shown in the table above.

Amortization of DAC increased by $375 million, from a benefit of $145 million in the second quarter of 2009 to a charge of $230 million in the second quarter of 2010 primarily from the impact of change in non-performance risk (NPR), discussed above, and the adjustments to our estimates of total gross profits used as the basis for amortizing DAC shown in the table above.

General, administrative and other expenses increased $32 million, from $27 million in the second quarter of 2009 to $59 million in the second quarter of 2010, primarily due to higher commission, marketing and new business support expenses driven by higher sales due to the implementation of the change in sales strategy discussed above.

June 2010 to June 2009 Six Month Comparison

	Six Months ended June 30,
	2010	2009
Operating results:	(in thousands)
Revenues:
Life Products	$416,189	$(41,827)
Annuity Products	304,751	192,633

	720,940	150,806

Benefits and expenses:
Life Products	318,362	291,924
Annuity Products	563,299	307,439

	881,661	599,363

Income (Loss) from Operations before Income Taxes:
Life Products	97,827	(333,751)
Annuity Products	(258,548)	(114,806)

	(160,721)	(448,557)

Life Products

Income (Loss) from Operations before Income Taxes

2010 to 2009 Six Month Comparison. Income (loss) from operations before income taxes increased $432 million, from a loss of $334 million in the first six months of 2009 to a gain of $98 million in the first six months of 2010. This increase was primarily driven by net realized investment gains due to a $349 million gain in the first six months of 2010 related to the change in the value of the embedded derivative related to the no-lapse guarantee on our universal life products with UPARC ($10 million loss in 2010 compared to a $359 million loss in 2009), as discussed below. Income from operations before income taxes also benefited from higher earnings in the first six months of 2010 associated with growth in term and universal life insurance in force. These increases were partially offset by higher amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves resulting from changes in our estimates of total gross profits primarily from variable products. This charge largely reflects the impact of unfavorable financial market conditions on separate account fund performance in the first six months of 2010, partially offset by the impact of policyholder persistency, which in 2010 returned to levels that are more consistent with expectations. The estimates of total gross profits are used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves.

The table below reflects the impacts to the amortization of deferred policy acquisition costs and unearned revenue reserves from changes in our estimates of total gross profits for the items below.

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Amortization of DAC (1)	Amortization of URR (2)	Total	Amortization of DAC (1)	Amortization of URR (2)	Total
	(in thousands)
Separate account fund performance	$(12,865)	$3,722	$(9,143)	$16,290	$(4,633)	$11,657
Persistency	4,263	(969)	3,294	(3,819)	985	(2,834)
Mortality and other items	(7,815)	4,932	(2,883)	(18,136)	13,752	(4,383)

Total	$(16,417)	$7,685	$(8,732)	$(5,665)	$10,105	$4,440

(1)	Amounts reflect (increases) or decreases in the amortization of deferred policy acquisition, or DAC.
(2)	Amounts reflect increases or (decreases) in the amortization of unearned revenue reserves, or URR.

The net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, mentioned above, includes the impact of separate account fund performance on our estimate of future gross profits. The actual rate of return on separate account funds was (2.1%) for the first six months of 2010 compared to our expected rate of return of 5.2% for the same period. The lower than expected market returns for the first six months of 2010 resulted in a decrease in total future gross profits by establishing a lower starting point for the fund balances used in estimating those profits in future periods. The decrease in our estimate of total gross profits results in a higher required rate of amortization of deferred policy acquisition costs, partially offset by a higher required rate of amortization of unearned revenue reserves. This resulted in a $9 million net expense in the first six months of 2010. The first six months of 2009 reflects a similar but opposite impact on gross profits as separate account fund performance was above expected levels, reflecting financial market conditions during the period. The actual rate of return on separate account funds was 8.4% for the first six months of 2009 compared to our expected rate of return of 5.7% for the same period resulting in a $12 million net benefit. The previously expected separate account fund performance was based on our maximum future rate of return assumption under the reversion to the mean approach, as discussed above. In addition, the net increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, mentioned above, includes the impact of market performance on variable product policyholder persistency that results in differences between actual gross profits for the period and the previously estimated expected gross profits for the period. The first six months of 2010 includes a $3 million benefit from lower persistency related amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, reflecting better than expected gross profits driven by policyholder persistency which returned to levels that are more consistent with expectations, compared to a $3 million expense in the first six months of 2009, reflecting a similar but opposite impact from lower than expected policyholder persistency.

Revenues

2010 to 2009 Six Month Comparison. Revenues of $416 million in the first six months of 2010 increased by $458 million, from ($42) million in the first six months of 2009.

Net realized investment gains increased by $418 million from a loss of $403 million in the first six months of 2009 to a gain of $15 million in the first six months of 2010, reflecting a $359 million loss in the first six months of 2009 compared to a $10 million loss in the first six months of 2010 due to a decline in the value of the embedded derivative related to the no-lapse guarantee in both periods. The increase in the value of the embedded derivative in the first six months of 2010 was due to the impact of lower interest rates partially offset by the inclusion of non-performance risk in the valuation of the embedded derivative. Also contributing to the increase was a $35 million gain on interest rate swaps utilized to extend duration of our investment portfolio due to the impact of a decline in interest rates ($18 million gain in 2010 compared to a $17 million loss in 2009), and $34 million of gains from sales as well as lower impairments on fixed maturities ($5 million gain in 2010 compared to a $29 million loss in 2009). Partially offsetting this gain is mark-to-market losses of $2 million on certain externally managed European capital market investments due to widening credit spreads ($1 million gain in 2010 compared to a $3 million gain in 2009).

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $16 million from $191 million in the first six months of 2009 to $207 million in the first six months of 2010. The prior year included a $12 million increase in reinsurance ceded premium due to an underpayment to an affiliate in prior periods. Absent this item, policy charges and fee income increased by $3 million reflecting growth in universal life insurance in force, partially offset by an increase in asset based fees due to higher average separate account asset balances ($8.4 billion 2010 compared to $7.1 billion 2009) reflecting the impact of the favorable equity markets since the latter half of 2009.

Net investment income increased by $17 million from $116 million in the first six months of 2009 to $133 million in the first six months of 2010, primarily driven by growth in the portfolio due to growth in universal life products and reinvestment of investment income.

Benefits and Expenses

2010 to 2009 Six Month Comparison. Total benefits and expenses of $318 million in the first six months of 2010 increased by $26 million, from $292 million in the first six months of 2009.

Amortization of deferred policy acquisition costs increased by $4 million from $96 million in the first six months of 2009 to $100 million in the first six months of 2010 reflecting the impact of unfavorable financial market conditions on separate account fund performance that accelerated current period amortization due to a decrease in future projected profits and to a lesser extent current period profits.

Policyholders’ benefits and expenses, including related changes in reserves, increased by $13 million, from $76 million in the first six months of 2009 to $89 million in the first six months of 2010, primarily due to term life and universal life reserve growth attributable to continued sales and in force growth.

Interest credited to policyholders’ account balances increased by $9 million, from $69 million in the first six months of 2009 to $78 million in the first six months of 2010, primarily driven by continued growth in the universal life in force and associated policyholder fund balances.

Annuities Products

Income (Loss) from Operations before Income Taxes

2010 to 2009 Six Month Comparison. Income (loss) from operations before income taxes decreased $144 million from a loss of $115 million in the first six months of 2009 to a loss of $259 million in the first six months of 2010 primarily driven by higher benefits and expenses from increases in reserves and DAC/DSI amortization. The increase in reserves and DAC/DSI amortization are primarily related to updates to the estimated profitability of the business driven by the market conditions that existed in the respective periods, as discussed below. Also contributing to higher DAC/DSI amortization was the impact of a change in our market-perceived non-performance risk (NPR), also discussed below.

We amortize DAC/DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities.

As shown in the following table, income from operations in the first six months of 2010 included $61 million of charges related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC/DSI, compared to $71 million of benefits included in the first six months of 2009, resulting in a $132 million unfavorable variance. This variance primarily reflects the market conditions that existed in the respective periods and is discussed in more detail below.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(26,103)	$(49,311)	$(75,414)	$7,685	$18,556	$26,241
Quarterly adjustment for current period experience	9,910	4,336	14,246	35,990	8,770	44,760

Total	$(16,193)	$(44,975)	$(61,168)	$43,675	$27,326	$71,001

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and deferred sales inducements, or DSI.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. The first six months of 2010 included $75 million of charges associated with these quarterly updates due to unfavorable market performance. The actual rates of return on annuity account values was 3.3% for the first quarter of 2010 and negative 6.0% for the second quarter of 2010 compared to our expected rates of return of 2.1% for the first quarter of 2010 and 2.1% for the second quarter of 2010. The updates for the first six months of 2009 resulted in a benefit of $26 million due to favorable market performance.

The $14 million benefit for the first six months of 2010 and the $45 million benefit in the first six months of 2009 for the quarterly adjustments for current period experience shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The unfavorable variance related to the amortization of DAC/DSI was primarily driven by differences in market conditions and the mark-to-market of embedded derivatives and related hedge positions, mostly associated with our reinsurance affiliate. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily drive by difference in actual and expected lapse experience and contract guarantee claim costs.

We incorporate the market-perceived risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. As mentioned above, the decrease in income from operations in the six months ended June 30, 2010 included a $110 million unfavorable variance in the amortization of DAC/DSI from the impact of updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives and its impact on actual gross profits, as discussed above.

Revenues

2010 to 2009 Six Month Comparison. Revenues increased $112 million from $193 million in the first six months of 2009 to $305 million in the first six months of 2010.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $58 million from $100 million in the first six months of 2009 to $158 million in the first six months of 2010. The increase was primarily driven by higher average separate account asset balances due to net market appreciation, positive net flows from new business sales, and the transfer of balances from the general account to the separate accounts between the second quarter of 2009 and the second quarter of 2010. The net transfer of balances from the general account to the separate accounts relates to both transfers from a customer elected dollar cost averaging program and transfers from the automatic rebalancing element in some of our optional living benefit features, as described above.

Net Realized Investment Gains increased $36 million from losses of $2 million in the first six months of 2009, to gains of $34 million in the first six months of 2010, driven by a favorable variance in general account investment gains.

Asset administration fees increased by $17 million from $8 million in the first six months of 2009 to $25 million in the first six months of 2010, primarily due to higher average separate account asset balances as discussed above and higher fee revenue from separate account funds invested in the Advanced Series Trust driven by an amendment to an existing revenue sharing agreement in April, 2009.

Benefits and Expenses

2010 to 2009 Six Month Comparison. Benefits and expenses increased $256 million from $307 million in the first six months of 2009 to $563 million in the first six months of 2010.

Policyholders benefits, including changes in reserves, increased $65 million, from $8 million in the first six months of 2009 to $73 million in the first six months of 2010, primarily due to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products shown in the table above.

Interest credited to policyholders’ account balances increased $32 million, from $90 million in the first six months of 2009 to $122 million in the first six months of 2010, primarily due to higher DSI amortization from the impact of a change in non-performance risk (NPR), discussed above, and the adjustments to our estimates of total gross profits used as the basis for amortizing DSI shown in the table above.

Amortization of DAC increased by $106 million, from $155 million in the first six months of 2009 to $261 million in the first six months of 2010 primarily from the impact of change in non-performance risk (NPR), discussed above, and the adjustments to our estimates of total gross profits used as the basis for amortizing DSI shown in the table above.

General, administrative and other expenses increased $53 million, from $54 million in the first six months of 2009 to $107 million in the first six months of 2010, primarily due to higher commission, marketing and new business support expenses driven by higher sales due to the implementation of the change in sales strategy.

Income Taxes

The income tax provision amounted to a benefit of $73 million for the six months of 2010 compared to a benefit of $151 million for the six months of 2009 primarily driven by lower pre-tax losses.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. The IRS recently issued an Industry Director Directive (“IDD”) stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. These activities had no impact on the Company’s 2009 or the first six months of 2010 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The Company is working with its IRS audit team to bring the DRD issue to a close in accordance with the IDD. These activities had no impact on the Company’s 2009 or the first six months of 2010 results.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and the Company. See “Risk Factors” in Part II, Item IA for information regarding the potential effects of the Dodd-Frank bill on the Company and its affiliates.

General Liquidity

Liquidity refers to a company’s ability to generate sufficient cash flows to meet the needs of its operations. Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of those operations. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

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

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy our current liquidity requirements, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, policyholder perceptions of our financial strength, and the relative safety of competing products, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity products. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position. Further, the level of new business sales can also impact liquidity and additional financing, if necessary, may be required due to the potential increase in annuity sales as previous discussed.

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

Gross account withdrawals amounted to approximately $884 million and $524 million in the second quarter of 2010 and 2009, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of June 30, 2010 and December 31, 2009 our insurance operations had liquid assets of $6.363 billion and $6.198 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $305 million and $316 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, $5.574 billion, or 92%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $463.1 million, or 8%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Prudential Financial recently changed the focus of the capital hedge program from the equity price risk associated with the annuities business to a broader view of equity market exposure of the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated and equity index-linked derivative transactions were entered into that are designed to mitigate the overall impact on statutory capital of a severe equity market stress event on Prudential Financial and its subsidiaries, as a whole. The program now focuses on tail risk rather than general equity market declines in order to protect statutory capital in a more cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

The implementation of VACARVM, a new statutory reserve methodology for variable annuities with guaranteed benefits, effective December 31, 2009 did not have a material impact to the statutory surplus of the Company.

Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. The reinsurance reserve credit requirements and the value of the reinsurance trust assets are reviewed on a quarterly basis. Since the exact requirements cannot be known for certain until after the close of the accounting period, the reserve credit requirements are estimated to determine if the value of the reinsurance trust assets are expected to be sufficient. If it is determined that the value of the reinsurance trust assets are not sufficient to meet the reinsurance reserve credit requirements, we expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash and loans from Prudential Financial and/or affiliates. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

OTHER INFORMATION

PART II

Item 1. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class action lawsuits. Our pending legal and regulatory actions may include proceedings specific to us and proceedings generally applicable to business practices in the industry in which we operate. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment, and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations which may relate particularly to us and our products or to industry-wide issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties may seek large and/or indeterminate amounts, including punitive or exemplary damages.

In July 2010, the Company and certain affiliates, as well as other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to life insurance policies for which death benefits, unless the beneficiary elects another settlement method, are placed in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiary. The Company is cooperating with this investigation. The Company has also been contacted by state insurance regulators and other governmental entities regarding retained asset accounts. In April 2010, a purported state-wide class action was filed against Prudential Insurance in Nevada state court alleging that Prudential Insurance delayed payment of death benefits and improperly retained undisclosed profits by placing death benefits in retained asset accounts. An earlier case by the same plaintiff making substantially the same allegations was dismissed in federal court. In July 2010, a purported nationwide class action was filed in Massachusetts against Prudential Insurance relating to retained asset accounts associated with life insurance covering U.S. service members and veterans. Additional investigations, information requests, hearings, claims or litigation may arise with respect to the retained asset accounts.

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

The foregoing discussion is limited to recent material developments concerning our legal and regulatory proceedings. See Note 6 to the Unaudited Interim Consolidated Financial Statements included herein for additional discussion of our litigation and regulatory matters, including those referred to above.

Item 1A. Risk Factors

The following should be read in conjunction with and supplements and amends the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and will subject the Company, our parent and our affiliates to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally or impact our business, financial strength ratings, results of operations, cash flows or financial condition.

Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

Prudential Financial, Inc. will become subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur within a year of Dodd-Frank’s enactment). The FRB will have authority to impose capital requirements on Prudential Financial and its subsidiaries (including the Company) after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial, Inc.) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial, Inc. five years after Dodd-Frank’s enactment except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over Prudential Financial and its subsidiaries (including the Company) as to business practices.

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial, Inc. to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to financial stability of the U.S. If so designated, Prudential Financial, Inc. and/or its subsidiaries (including the Company) would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. The “Collins Amendment” capital requirements referred to above would apply when adopted by the FRB (i.e., the 5-year grandfathering would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits. If Prudential Financial, Inc. or a subsidiary (such as the Company) were so designated, failure to meet defined measures of financial condition could result in: limits on capital distributions, acquisitions and/or asset growth; requirements for a capital restoration plan and capital raising, limitations on transactions with affiliates, management changes and asset sales; and, if the FRB and the Council determined Prudential Financial, Inc. (or the designated subsidiary) posed a grave threat to the financial stability of the U.S., further limits on acquisitions or combinations, restrictions on product offerings and/or requirements to sell assets. We cannot predict whether Prudential Financial, Inc. or a subsidiary will be designated as a Designated Financial Company.

•

Prudential Financial, Inc. will become, as a savings and loan holding company (and if designated, as a Designated Financial Company), subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, Prudential Financial, Inc. has the capital necessary to absorb losses as a result of adverse economic conditions. We cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause Prudential Financial, Inc. or a subsidiary (such as the Company) to alter business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

•

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in that could create or increase the risk that significant liquidity, credit or other problems spread among financial companies. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

•

As a savings and loan holding company, Prudential Financial, Inc. and its subsidiaries will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended. The Council is to provide recommendations on the implementation of the Volcker Rule within six months of Dodd-Frank’s enactment, and the FRB is to promulgate regulations there under within nine months thereafter, and substantial uncertainty as to the rule’s application to our business may exist over this period. The rule becomes effective on the earlier of one year after adoption of regulations or two years after Dodd-Frank’s enactment, and activities and investments must be brought into compliance within two years thereafter, subject to exceptions. We presently believe that the “permitted activities” exceptions to the rule concerning transactions in a state-regulated insurance company’s general account, for customers (in an insurer’s separate accounts) and in risk-mitigating hedging activities should be interpreted in a manner that does not require us to materially alter our securities trading or investing practices, but there can be no assurance that the regulations promulgated will so provide.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of our affiliate Prudential Global Funding, LLC (“PGF”), Prudential Financial, Inc. and its insurance subsidiaries (including the Company), which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the CFTC or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial, Inc. and PGF should not be considered dealers or MSPs subject to the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, clear centrally and post margin, potentially defeating PGF’s key function; if so, Prudential entities, including the Company, might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other insurance products might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) may be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers to be designated for stricter regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial, Inc. – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial, Inc. subject to such a proceeding, the Company would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. We cannot predict how our creditors or creditors of Prudential Financial, Inc. or its other insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact the Company’s or its affiliates’ financing or hedging costs.

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“BCFP”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the BCFP’s general jurisdiction, and broker-dealers and investment advisers are not subject to the BCFP’s jurisdiction when acting in their registered capacity. Retirement service providers (which may include certain of our affiliates) could become subject to the BCFP’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, we believe that the Company and its affiliates offer a very limited number of products subject to BCFP regulation and the impact of Dodd-Frank on their operations in this regard should not be material; however, it is possible that the regulations promulgated by the BCFP will assert jurisdiction more expansively than we anticipate.

•	Dodd-Frank includes various securities law reforms that may affect business practices of the Company and its affiliates and the liabilities and/or exposures associated therewith, including:

•

The SEC is to conduct a study and may impose on registered broker-dealers that provide retail investors personalized investment advice about securities a new standard of conduct the same or similar as the overall standard for investment advisers (i.e., a fiduciary standard). The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

Dodd-Frank imposes various assessments on financial companies, including (as applicable to Prudential Financial, Inc. and its subsidiaries) ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the FDIC is to take into account assessments otherwise imposed under state insurance guaranty funds); if Prudential Financial, Inc. and/or one of its subsidiaries (such as the Company) were to become a Designated Financial Company, assessments to fund a newly-created Office of Financial Research which, among other things, assists the Council; and the costs of the new regulation by the FRB. We are unable to estimate these costs at this time.

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

Date: August 13, 2010