Form 10-Q
period 2010-09-30
PRUCO LIFE INSURANCE CO
filed 2010-11-12
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is

therefore filing this Form with the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company. There can be no assurance that future developments affecting Pruco Life Insurance Company will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) re-estimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) difficulties in marketing and distributing products through current or future distribution channels; (13) changes in tax law; (14) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (15) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (16) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (17) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (18) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (19) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (20) changes in statutory or U.S. GAAP accounting principles, practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Quarterly Report on Form 10-Q for discussion of certain risks relating to our businesses and investment in our securities.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Financial Position

As of September 30, 2010 and December 31, 2009 (in thousands, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2010 - $5,655,707; 2009 - $5,669,377)	$6,102,234	$5,854,073
Equity securities available for sale, at fair value (cost, 2010 - $19,485; 2009: $27,332)	21,495	27,642
Trading account assets, at fair value (cost, 2010 - $24,158; 2009: $25,027)	26,127	26,937
Policy loans	1,054,719	1,012,014
Short-term investments	337,730	172,913
Commercial mortgage loans	1,225,566	1,048,346
Other long-term investments	171,921	73,671

Total investments	8,939,792	8,215,596
Cash and cash equivalents	176,735	143,111
Deferred policy acquisition costs	2,834,152	2,483,494
Accrued investment income	90,726	90,120
Reinsurance recoverables	2,969,064	2,396,095
Receivables from parent and affiliates	259,052	263,268
Deferred sales inducements	403,013	296,341
Other assets	23,947	31,730
Separate account assets	35,590,802	25,163,277

TOTAL ASSETS	$51,287,283	$39,083,032

LIABILITIES AND EQUITY
Liabilities
Policyholders’ account balances	$7,458,615	$6,794,721
Future policy benefits and other policyholder liabilities	3,793,718	3,145,520
Cash collateral for loaned securities	92,290	196,166
Securities sold under agreement to repurchase	1,506	11,540
Income taxes payable	511,076	514,762
Short-term debt from affiliates	212,047	-
Payables to parent and affiliates	47,649	34,156
Other liabilities	345,375	315,308
Separate account liabilities	35,590,802	25,163,277

Total liabilities	$48,053,078	$36,175,450

Commitments and Contingent Liabilities (See Note 6)

Equity
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	828,868	828,858
Retained earnings	2,189,862	2,000,457
Accumulated other comprehensive income	212,975	75,767

Total equity	3,234,205	2,907,582

TOTAL LIABILITIES AND EQUITY	$51,287,283	$39,083,032

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine months ended September 30, 2010 and 2009 (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
REVENUES

Premiums	$18,330	$19,171	$54,098	$50,236
Policy charges and fee income	133,505	160,967	498,867	452,182
Net investment income	110,491	102,962	326,668	303,423
Asset administration fees	20,153	9,688	50,516	21,525
Other income	14,088	12,601	38,701	33,757
Realized investment gains/(losses), net;
Other-than-temporary impairments on fixed maturity securities	(24,983)	(7,611)	(90,561)	(90,231)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	21,822	(1,825)	82,041	61,827
Other realized investment gains/(losses), net	20,605	(37,057)	74,621	(423,016)

Total realized investment gains/(losses), net	17,444	(46,493)	66,101	(451,420)

Total revenues	$314,011	$258,896	$1,034,951	$409,703

BENEFITS AND EXPENSES

Policyholders’ benefits	(31,019)	28,191	131,249	111,703
Interest credited to policyholders’ account balances	34,850	55,455	234,554	214,397
Amortization of deferred policy acquisition costs	(168,529)	(8,261)	192,423	243,433
General, administrative and other expenses	87,587	52,761	246,324	157,976

Total benefits and expenses	$(77,111)	$128,146	$804,550	$727,509

Income/(Loss) from operations before income taxes	391,122	130,750	230,401	(317,806)

Income tax (benefit)/expense	114,148	(26,554)	40,996	(177,707)

NET INCOME (LOSS)	$276,974	$157,304	$189,405	$(140,099)

Change in net unrealized investment gains and changes in foreign currency translation, net of taxes (1)	75,939	107,654	137,208	202,520

COMPREHENSIVE INCOME	$352,913	$264,958	$326,613	$62,421

(1) Amounts are net of tax expense of $41 million and $59 million for the three months ended September 30, 2010 and 2009, respectively, and $74 million and $111 million for the nine months ended September 30, 2010 and 2009, respectively.

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Equity

Nine months ended September 30, 2010 and 2009 (in thousands)

			Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2009	$2,500	$828,858	$2,000,457	$379	$75,388	$75,767	$2,907,582

Net Income	-	-	189,405	-	-	-	189,405

Contributed Capital	-	10	-	-	-	-	10

Change in foreign currency translation adjustments, net of taxes	-	-	-	(43)	-	(43)	(43)

Change in net unrealized investment gains, net of taxes	-	-	-	-	137,251	137,251	137,251

Balance, September 30, 2010	$2,500	$828,868	$2,189,862	$336	$212,639	$212,975	$3,234,205

			Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Foreign Currency Translation Adjustments	Net Unrealized Investment Gain(Loss)	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2008	$2,500	$815,664	$2,046,712	$152	$(137,287)	$(137,135)	$2,727,741

Net loss	-		(140,099)				(140,099)

Contributed Capital		205					205

Impact of adoption of guidance for other-than-temporary impairments of debt securities, net of taxes	-	-	19,536	-	(19,536)	(19,536)	-

Change in foreign currency translation adjustments, net of taxes	-	-	-	338	-	338	338

Change in net unrealized investment gains, net of taxes	-	-	-	-	221,718	221,718	221,718

Balance, September 30, 2009	$2,500	$815,869	$1,926,149	$490	$64,895	$ 65,385	$2,809,903

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009 (in thousands)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net Income (Loss)	$189,405	$(140,099)
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(123,926)	(184,212)
Interest credited to policyholders’ account balances	234,554	214,398
Realized investment gains/(losses), net	(66,101)	451,420
Amortization and other non-cash items	(15,534)	(10,440)
Change in:
Future policy benefits and other insurance liabilities	535,835	388,833
Reinsurance recoverable	(471,720)	(424,871)
Accrued investment income	(606)	(9,012)
Receivables from parent and affiliates	(38,919)	52,407
Payables to parent and affiliates	13,493	(25,299)
Deferred policy acquisition costs	(497,994)	(205,180)
Income taxes payable	(77,560)	(172,962)
Deferred sales inducements	(158,224)	(67,661)
Other, net	(45,789)	27,911

CASH FLOWS (USED IN) OPERATING ACTIVITIES	$(523,086)	$(104,767)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	1,290,396	1,295,424
Policy loans	85,429	122,902
Commercial mortgage loans	50,549	38,897
Equity securities, available for sale	13,977	11,814
Trading account assets, available for sale	1,200	(13,302)
Payments for the purchase of:
Fixed maturities available for sale	(1,241,379)	(1,770,556)
Policy loans	(94,449)	(89,450)
Commercial mortgage loans	(241,997)	(225,429)
Equity securities, available for sale	(6,437)	(17,500)
Notes receivable from parent and affiliates, net	60,310	(158,444)
Other long-term investments, net	(40,244)	6,357
Short-term investments, net	(164,748)	(109,439)

CASH FLOWS (USED IN) INVESTING ACTIVITIES	(287,393)	$(908,726)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	2,281,169	1,437,963
Policyholders’ account withdrawals	(1,547,240)	(854,515)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(113,911)	3,939
Contributed capital	10	205
Net change in financing arrangements (maturities 90 days or less)	224,075	(10,566)

CASH FLOWS FROM FINANCING ACTIVITIES	$844,103	$577,026

Net increase (decrease) in cash and cash equivalents	33,624	(436,467)
Cash and cash equivalents, beginning of year	143,111	595,045

CASH AND CASH EQUIVALENTS, END OF PERIOD	176,735	$158,578

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

1.  BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company, or the “Company,” is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” which in turn is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” Pruco Life Insurance Company was organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam, and in all States except New York.

The Company has one wholly owned life subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ.” Two additional subsidiaries formerly owned by the Company for the purpose of acquiring fixed income investments were liquidated in 2009. Pruco Life Insurance Company and its subsidiary are together referred to as the Company and all financial information is shown on a consolidated basis.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell individual life insurance, variable life insurance, term life insurance, fixed and variable annuities only in New Jersey and New York.

Beginning in March 2010, with very limited exceptions, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in each of Pruco Life Insurance Company and Pruco Life Insurance Company of New Jersey. In general, the new product line offers the same optional living benefits and optional death benefits as offered by PALAC’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, PALAC will continue to accept subsequent purchase payments on in force contracts under existing annuity products. These initiatives are being implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets.

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

Trading account assets consist primarily of asset-backed securities, public corporate bonds and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities.” Realized and unrealized gains and losses for these investments are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

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

Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with its counterparty for which a master netting arrangement has been executed. As discussed below and in Note 5, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Unaudited Interim Consolidated Statements of Cash Flows.

The Company designates derivatives as either (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or (2) a derivative that does not qualify for hedge accounting.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains/(losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Trading account assets, at fair value.”

The Company sells variable annuity contracts that include features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to some of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). These embedded derivatives are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverable.” Changes in “Realized investment gains/(losses), net” are based on the change in value of the underlying contractual guarantees, which are determined using valuation models.

The Company, excluding its subsidiaries, also sells certain universal life products that contain a no-lapse guarantee provision that is reinsured with an affiliate Universal Prudential Arizona Reinsurance Company (“UPARC”). The reinsurance of this no-lapse guarantee results in an embedded derivative that incurs market risk primarily in the form of interest rate risk. Interest rate sensitivity can result in changes in the value of the underlying contractual guarantees that are carried at fair value and included in “Reinsurance recoverables”, and changes in “Realized investment gains/(losses), net.”

Adoption of New Accounting Pronouncements

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010. The Company’s adoption of this guidance effective with the interim reporting period ending September 30, 2010 did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 4. The Company will provide the required disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity in the interim reporting period ending March 31, 2011.

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

Future Adoption of New Accounting Pronouncements

In October 2010, the FASB issued guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation costs related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company will adopt this guidance effective January 1, 2012. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company will provide the required disclosures in the annual reporting period ending December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The Company will provide these required disclosures in the interim reporting period ended March 31, 2011.

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

Notes to Unaudited Interim Consolidated Financial Statements

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$228,940	$7,459	$2	$236,397	$-
Obligations of U.S. states and their political subdivisions	25,126	1,589	-	26,715	-
Foreign government bonds	49,175	8,330	-	57,505	-
Corporate securities	3,950,353	371,997	9,611	4,312,739	(447)
Asset-backed securities(1)	426,184	26,664	36,312	416,536	(42,091)
Commercial mortgage-backed securities	600,066	49,854	459	649,461	-
Residential mortgage-backed securities (2)	375,863	27,165	147	402,881	(1,477)

Total fixed maturities, available for sale	$5,655,707	$493,058	$46,531	$6,102,234	$(44,015)

Equity securities, available for sale	$19,485	$3,345	$1,335	$21,495

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3.    INVESTMENTS (Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2010, are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$557,079	$565,286
Due after one year through five years	1,687,180	1,810,869
Due after five years through ten years	1,549,011	1,731,485
Due after ten years	460,324	525,716
Asset-backed securities	426,184	416,536
Commercial mortgage-backed securities	600,066	649,461
Residential mortgage-backed securities	375,863	402,881
Total	$5,655,707	$6,102,234

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(in thousands)

Fixed maturities, available for sale:
Proceeds from sales	$102,673	$113,391	$636,559	$435,949
Proceeds from maturities/repayments	189,233	337,388	652,547	906,395
Gross investment gains from sales, prepayments and maturities	5,876	3,733	33,559	12,362
Gross investment losses from sales and maturities	(96)	(576)	(1,956)	(18,971)

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	(3,161)	(9,436)	(8,520)	(28,404)

Writedowns for other-than-temporary impairment losses on equity securities	(57)	-	(147)	-

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(in thousands)

Balance, beginning of period	$42,859	$42,944
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(749)	(5,767)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(2,173)	(2,173)
Credit loss impairment recognized in the current period on securities not previously impaired	-	2
Additional credit loss impairments recognized in the current period on securities previously impaired	2,135	7,099
Increases due to the passage of time on previously recorded credit losses	317	1,926
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(596)	(2,238)

Balance, September 30, 2010	$41,793	$41,793

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in thousands)

Balance, beginning of period	$34,733	$-
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	-	21,827
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,409)	(7,174)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	3,643	17,901
Additional credit loss impairments recognized in the current period on securities previously impaired	5,499	9,610
Increases due to the passage of time on previously recorded credit losses	798	1,190
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(147)	(237)

Balance, September 30, 2009	$43,117	$43,117

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3.    INVESTMENTS (continued)

Trading Account Assets

The following table provides information relating to trading account assets as of the dates indicated:

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Fixed maturities:
Corporate securities	$-	$-	$1,200	$1,182
Asset-backed securities	19,215	20,948	18,903	20,647
Commercial mortgage-backed securities	4,943	5,179	4,924	5,108

Total fixed maturities	24,158	26,127	25,027	26,937

Total trading account assets	$24,158	$26,127	$25,027	$26,937

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other Income” were ($0.1) million and $0.9 million during the three months ended September 30, 2010 and 2009, respectively and $0.1 million and $3.3 million during the nine months ended September 30, 2010 and 2009 respectively.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2010 and 2009 was from the following sources:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

	(in thousands)

Fixed maturities, available for sale	$77,771	$76,280	$234,794	$228,204
Equity securities, available for sale	169	498	873	1,570
Trading account assets	297	279	867	791
Commercial mortgage and other loans	18,546	16,248	52,321	43,799
Policy loans	14,047	13,627	41,283	40,267
Short-term investments and cash equivalents	258	263	510	2,243
Other long-term investments	3,645	(651)	8,159	(3,337)
Gross investment income	114,733	106,544	338,807	313,537
Less investment expenses	(4,242)	(3,582)	(12,139)	(10,114)

Net investment income	$110,491	$102,962	$326,668	$303,423

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2010 and 2009 were from the following sources:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

	(in thousands)
Fixed maturities	$2,619	$(6,279)	$23,082	$(35,013)
Equity securities	152	(893)	(305)	(494)
Commercial mortgage and other loans	951	(2,256)	1,815	(12,968)
Joint venture and limited partnerships	-	(653)	-	(653)
Derivatives(1)	13,722	(36,415)	41,466	(402,343)
Other	-	3	43	51

Realized investment gains (losses), net	$17,444	$(46,493)	$66,101	$(451,420)

(1)	Includes the offset of hedged items in qualifying effective hedge relationships prior to maturity or termination.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Deferred Sales Inducements	Policy Holders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, December 31, 2009	$(25,885)	$18,875	$(8,037)	$5,258	$(9,789)
Net investment gains (losses) on investments arising during the period	(11,218)	-	-	3,927	(7,291)
Reclassification adjustment for (gains) losses included in net income	6,668	-	-	(2,333)	4,335
Reclassification adjustment for OTTI losses excluded from net income (1)	(167)	-	-	59	(108)
Impact of net unrealized investment gains or losses on deferred policy acquisition costs and deferred sales inducements	-	421	-	(147)	274
Impact of net unrealized investment gains or losses on policyholders’ account balance	-	-	(210)	74	(136)

Balance, September 30, 2010	$(30,602)	$19,296	$(8,247)	$6,838	$(12,715)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Deferred Sales Inducements	Policy Holders’ Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)

	(in thousands)
Balance, December 31, 2009	$237,158	$(167,064)	$60,831	$(45,748)	$85,177

Net investment gains (losses) on investments arising during the period	251,923	-	-	(88,173)	163,750
Reclassification adjustment for (gains) losses included in net income	29,446	-	-	(10,305)	19,141
Reclassification adjustment for OTTI losses excluded from net income (2)	167	-	-	(57)	110
Impact of net unrealized investment gains or losses on deferred policy acquisition costs and deferred sales inducements	-	(143,192)	-	50,117	(93,075)
Impact of net unrealized investment gains or losses on policyholders’ account balances	-	-	77,309	(27,058)	50,251
Balance, September 30, 2010	$518,694	$(310,256)	$138,140	$(121,224)	$225,354

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3.    INVESTMENTS (continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2010	December 31, 2009
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(30,603)	$(25,885)
Fixed maturity securities, available for sale – all other	477,130	210,581
Equity securities, available for sale	2,011	310
Derivatives designated as cash flow hedge (1)	854	(2,974)
Other investments	38,700	29,241

Net unrealized gains (losses) on investments	$488,092	$211,273

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,997	$2	$-	$-	$6,997	$2
Obligations of U.S. states and their political subdivisions	-	-	-	-	-	-
Foreign government bonds	-	-	-	-	-	-
Corporate securities	27,091	2,179	75,789	7,432	102,880	9,611
Asset-backed securities	12,498	142	97,801	36,170	110,299	36,312
Commercial mortgage-backed securities	985	2	4,239	457	5,224	459
Residential mortgage-backed securities	-	-	7,002	147	7,002	147

Total	$47,571	$2,325	$184,831	$44,206	$232,402	$46,531

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$20,888	$459	$-	$-	$20,888	$459
Obligations of U.S. states and their political subdivisions	15,752	922	-	-	15,752	922
Foreign government bonds	6,719	272	85	15	6,804	287
Corporate securities	521,900	9,918	218,362	16,436	740,262	26,354
Asset-backed securities	32,045	7,055	113,323	32,549	145,368	39,604
Commercial mortgage-backed securities	120,153	1,639	76,082	2,992	196,235	4,631
Residential mortgage-backed securities	42,560	1,097	6,819	546	49,379	1,643

Total	$760,017	$21,362	$414,671	$52,538	$1,174,688	$73,900

The gross unrealized losses at September 30, 2010 and December 31, 2009 are composed of $11 million and $28 million related to high or highest quality securities based on NAIC or equivalent rating and $36 million and $46 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2010, $35 million of the gross unrealized losses represented declines in value of greater than 20%, $1 million of which had been in that position for less than six months, as compared to $39 million at December 31, 2009 that represented declines in value of greater than 20%, $4 million of which had been in that position for less than six months. At September 30, 2010, the $44 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, transportation and manufacturing sectors of the Company’s corporate securities. At December 31, 2009, the $53 million of gross unrealized losses of twelve months or more were concentrated in asset-backed securities, and in the manufacturing and finance sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2010 or December 31, 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

3.     INVESTMENTS (continued)

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	September 30, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$1,980	$1,060	$1,420	$275	$3,400	$1,335

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$6,728	$521	$5,839	$832	$12,567	$1,353

At September 30, 2010, $925 thousand of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. At December 31, 2009, $135 million of the gross unrealized losses represented declines of greater than 20%, all of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2010 and December 31, 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2010 or December 31, 2009.

4. FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

Level 2 - Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value) short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of September 30, 2010 and December 31, 2009 these over-rides on a net basis were not material.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Inactive Markets - During 2009 and continuing through the first quarter of 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with its own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009, and continuing through March 31, 2010 that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value. As a result, the Company considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities as of June 30, 2009 through March 31, 2010. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, the Company classified these securities within Level 3 as of June 30, 2009 through March 31, 2010.

Beginning in the second quarter of 2010, the Company observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing the Company received from independent pricing services was not materially different from its internal estimates of current market value for these securities. As a result, where third party pricing information based on observable inputs was used to fair value the security, and based on the assessment that the market has been becoming increasingly active, the Company reported fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 since June 30, 2010. As of September 30, 2010, the fair value of these securities included in Level 2 were $70.9 million included in Fixed Maturities Available for Sale – Asset-Backed Securities.

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	236,397	-	236,397
Obligations of U.S. states and their political subdivisions	-	26,715	-	26,715
Foreign government bonds	-	57,505	-	57,505
Corporate securities	-	4,277,334	35,405	4,312,739
Asset-backed securities	-	357,753	58,783	416,536
Commercial mortgage-backed securities	-	649,461	-	649,461
Residential mortgage-backed securities	-	402,881	-	402,881

Sub-total	-	6,008,046	94,188	6,102,234

Trading account assets:
Asset-backed securities	-	20,948	-	20,948
Commercial mortgage-backed securities	-	5,179	-	5,179

Sub-total	-	26,127	-	26,127

Equity securities, available for sale	8,706	10,719	2,070	21,495
Short-term investments	183,734	153,996	-	337,730
Cash equivalents	24,378	133,897	-	158,275
Other long-term investments	(23)	55,265	(52)	55,190
Other assets	-	52,418	334,157	386,575

Sub-total excluding separate account assets	216,795	6,440,468	430,363	7,087,626

Separate account assets (1)	1,225,573	34,196,775	168,454	35,590,802

Total assets	$1,442,368	40,637,243	598,817	42,678,428

Future policy benefits	-	-	165,522	165,522

Total liabilities	$-	-	165,522	165,522

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	As of December 31, 2009 (2)
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$171,660	$-	$171,660
Obligations of U.S. states and their political subdivisions	-	16,002	-	16,002
Foreign government bonds	-	43,193	1,082	44,275
Corporate securities	-	3,925,335	32,462	3,957,797
Asset-backed securities	-	315,315	135,466	450,781
Commercial mortgage-backed securities	-	501,616	-	501,616
Residential mortgage-backed securities	-	711,942	-	711,942

Sub-total	-	5,685,063	169,010	5,854,073

Trading account assets:
Corporate securities	-	-	1,182	1,182
Asset-backed securities	-	20,647	-	20,647
Commercial mortgage-backed securities	-	5,108	-	5,108

Sub-total	-	25,755	1,182	26,937

Equity securities, available for sale	6,929	16,880	3,833	27,642
Short-term investments	20,083	152,830	-	172,913
Cash equivalents	-	139,589	-	139,589
Other long-term investments	-	-	-	-

Other assets	-	49,552	159,618	209,170

Sub-total excluding separate account assets	27,012	6,069,669	333,643	6,430,324

Separate account assets (1)	623,948	24,386,654	152,675	25,163,277

Total assets	$650,960	$30,456,323	$486,318	$31,593,601

Future policy benefits	-	-	(17,539)	(17,539)
Other liabilities	264	(19,736)	(960)	(20,432)

Total liabilities	$264	$(19,736)	$(18,499)	$(37,971)

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

(2)	Includes reclassifications to conform to current period presentation.

The methods and assumptions the Company uses to estimate fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding Separate Account Assets is excluded as the risk of assets for these categories is primarily borne by our customers and policyholders.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of September 30, 2010 and December 31, 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

The fair value of private fixed maturities, which are primarily comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In certain cases these models primarily use observable inputs with a discount rate based upon the average of spread surveys collected from private market intermediaries who are active in both primary and secondary transactions, taking into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Generally, these securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. To the extent management determines such inputs are not significant to the price of a security, a Level 2 classification is made. Otherwise, a Level 3 classification is used.

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

Trading Account Assets – Trading account assets consist primarily of asset-backed securities, public corporate bonds and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities.”

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

Derivative Instruments - Derivatives are recorded at fair value as assets within “Other long-term investments,” or as liabilities within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

The majority of the Company’s derivative positions is traded in the over-the-counter (OTC) derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk and volatility.

To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities which are uncollateralized. Most OTC derivative contracts have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value and classify these derivative contracts as Level 2.

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

Cash Equivalents and Short-Term Investments - Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

Other Assets - Other assets carried at fair value include reinsurance recoverables related to the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are described further below in “Future Policy Benefits.” Also included in other assets are certain universal life products that contain a no-lapse guarantee provision. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

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

The Company is also required to incorporate the market perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company. The additional spread over LIBOR incorporated into the discount rate as of September 30, 2010 generally ranged from 100 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Transfers between Levels 1 and 2 - During the three and nine months ended September 30, 2010, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2010, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2010.

	Three Months Ended September 30, 2010
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,070	$36,197	$58,245	$-	$2,615
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	-	(746)	-	-	-
Asset administration fees and other income	-	-	-	-	-
Included in other comprehensive income (loss)	-	689	3,019	-	(545)
Net investment income	-	71	213	-	-
Purchases, sales, issuances, and settlements	-	692	(1,553)	-	-
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	(1,070)	(1,498)	(1,141)	-	-

Fair value, end of period	$-	$35,405	$58,783	$-	$2,070

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$-	$(808)	$-	$-	$-
Asset administration fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account balances	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$-	$688	$3,020	$-	$(545)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Three Months Ended September 30, 2010
	Other Trading Account Asset - Backed Securities	Other long- term investments	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$-	$(501)	$357,453	$164,924	$(202,964)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	449	(52,558)	(90)	64,607
Asset administration fees and other income	-	-	-	-	-
Interest credited to policyholder account balances	-	-	-	2,372	-
Included in other comprehensive income (loss)	-	-	5,543	-	-
Net investment income	-	-	-	-	-
Purchases, sales, issuances, and settlements	-	-	23,717	1,249	(27,165)
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair value, end of period	$-	$(52)	$334,155	$168,455	$(165,522)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3) :	-	-	-	-	-
Included in earnings:
Realized investment gains (losses), net	$-	$461	$(54,361)	$-	$63,567
Asset administration fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account balances	$-	$-	$-	$2,372	$-
Included in other comprehensive income (loss)	$-	$-	$5,543	$-	$-

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of significant unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Nine months ended September 30, 2010
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,082	$32,462	$135,466	$-	$3,833
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	-	(657)	(1,322)	-	(90)
Asset administration fees and other income	-	-	-	-	-
Included in other comprehensive income (loss)	(11)	1,138	(1,404)	82	(1,673)
Net investment income	(1)	193	468	(7)	-
Purchases, sales, issuances, and settlements	-	(5,940)	1,736	5,160	-
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	9,846	4,525	-	-
Transfers out of Level 3 (2)	(1,070)	(1,637)	(80,686)	(5,235)	-

Fair value, end of period	$-	$35,405	$58,783	$-	$2,070

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$-	$(878)	$(751)	$-	$(90)
Asset administration fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account balances	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$(11)	$1,607	$(1,456)	$126	$(1,673)

	Trading Account Assets –Asset Backed Securities	Other long- term investments	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$1,182	$(960)	$159,618	$152,675	$17,539
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	908	113,385	(790)	(118,850)
Asset administration fees and other income	18	-	-	-	-
Interest credited to policyholder account	-	-	-	2,692	-
Included in other comprehensive income (loss)	-	-	6,539	-	-
Net investment income	-	-	-	-	-
Purchases, sales, issuances, and settlements	(1,200)	-	54,613	13,878	(64,211)
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair value, end of period	$-	$(52)	$334,155	$168,455	$(165,522)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3) :
Included in earnings:
Realized investment gains (losses), net	$-	$921	$114,476	$-	$(127,356)
Asset administration fees and other income	$18	$-	$-	$-	$-
Interest credited to policyholder account balances	$-	$-	$-	$2,692	$-
Included in other comprehensive income (loss)	$-	$-	$6,539	$-	$-

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

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $80.7 million for the nine months ended September 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of significant unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2009, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2009.

	Three Months Ended September 30, 2009
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,016	$26,225	$36,917	$5,481	$3,774
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	-	(1,386)	(6,301)	-	(2)
Asset management fees and other income	-	-	-	-	-
Included in other comprehensive income (loss)	67	1,561	35,551	8	210
Net investment income	(1)	58	2	-	-
Purchases, sales, issuances, and settlements	-	(5,183)	(11,923)	(388)	-
Foreign currency translation	-	-	-	-	-
Transfers into (out of) Level 3 (2)	-	9,065	80,184	-	(48)

Fair value, end of period	$1,082	$30,340	$134,430	$5,101	$3,934

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$-	$(1,567)	$(6,302)	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$67	$1,557	$35,538	$8	$207

	Three Months Ended September 30, 2009
	Other Trading Account Assets - Corporate Securities	Other Long- term Investments	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$1,092	$(9,741)	$315,911	$140,159	$(176,019)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	6,158	(13,759)	(913)	11,460
Asset management fees and other income	57	-	-	-	-
Included in other comprehensive income (loss)	-	-	10,278	(562)	-
Net investment income	-	-	-	-	-
Purchases, sales, issuances, and settlements	-	-	8,590	6,045	(9,599)
Foreign currency translation	-	-	-	-	-
Transfers into (out of) Level 3 (2)	-	-	-	(5,438)	-

Fair value, end of period	$1,149	$(3,583)	$321,020	$139,291	$(174,158)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period (3) :
Included in earnings:
Realized investment gains (losses), net	$-	$6,155	$341,743	$-	$7,053
Asset management fees and other income	$57	$-	$-	$-	$-
Interest credited to policyholder account	$-	$-	$-	$(562)	$-
Included in other comprehensive income (loss)	$-	$-	$16,415	$-	$-

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

Transfers - Net transfers into Level 3 for Fixed Maturities Available for Sale totaled $99 million during the nine months ended September 30, 2009. Transfers into Level 3 for these investments were primarily the result of significant unobservable inputs utilized within valuation methodologies and the use of broker quotes when information from third party pricing services was utilized. Partially offsetting these transfers into Level 3 were transfers out of Level 3 due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Derivative Fair Value Information - The following tables present additional information regarding derivative assets and liabilities measured at fair value on a recurring basis. These derivative assets and liabilities are included in “Other long-term investments” or “Other liabilities” in the tables presented above. These tables exclude embedded derivatives which are recorded with the associated host contract.

The table below presents the balance of derivative assets and liabilities measured at fair value on a recurring basis as of the date indicated.

	As of September 30, 2010
	Level 1	Level 2	Level 3	Netting (1)		Total
	(in thousands)
Derivative assets:
Interest Rate	$21	$52,494	$-	$		$52,515
Currency	-	-	-			-
Credit	-	1,203	-			1,203
Currency/Interest Rate	-	4,427	-			4,427
Equity	-	6,437	-			6,437
Netting	-	-	-		(9,391)	(9,391)

Total derivative assets	$21	$64,560	$-		$(9,391)	$55,190

Derivative liabilities:
Interest Rate	$44	$3,181	$-		$-	$3,225
Currency	-	11	-		-	11
Credit	-	1,842	52		-	1,894
Currency/Interest Rate	-	3,006	-		-	3,006
Equity	-	1,256	-		-	1,256
Netting	-	-	-		(9,391)	(9,391)

Total derivative liabilities	$44	$9,295	$52		$(9,391)	$-

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 derivative assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and nine months ended September 30, 2010, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2010, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2010.

Nine months ended September 30, 2010
Derivative Liability - Credit
(in thousands)
Fair Value, beginning of period	$(960)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	908
Asset management fees and other income
Purchases, sales, issuances and settlements
Transfers into Level 3
Transfers out of Level 3

Fair Value, end of period	$(52)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	921
Asset management fees and other income	-

Three months ended September 30, 2010
Derivative Liability – Credit
(in thousands)
Fair Value, beginning of period	$(501)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	449
Asset management fees and other income
Purchases, sales, issuances and settlements
Foreign currency translation
Other(1)
Transfers into Level 3
Transfers out of Level 3

Fair Value, end of period	$(52)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$461
Asset management fees and other income	-

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	September 30, 2010		December 31, 2009

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(in thousands)
Assets:
Commercial mortgage loans	$1,225,566	$1,318,313	$1,048,346	$1,038,323
Policy loans	1,054,719	1,330,141	1,012,014	1,144,641
Liabilities:
Policyholder account balances – Investment contracts	577,175	574,778	507,386	502,033

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

	September 30, 2010			December 31, 2009
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Qualifying Hedge Relationships	(in thousands)
Currency/Interest Rate	$81,286	$3,142	$(1,042)	$39,635	$-	$(1,626)

Total Qualifying Hedge Relationships	$81,286	$3,142	$(1,042)	$39,635	$-	$(1,626)

Non-qualifying Hedge Relationships
Interest Rate	$693,900	$52,515	$(3,225)	$695,100	$10,901	$(24,084)
Currency	2,178	-	(11)	2,670	10	-
Credit	47,925	1,203	(1,894)	112,085	11,173	(4,500)
Currency/Interest Rate	51,520	1,285	(1,965)	77,586	-	(3,898)
Equity	91,585	6,437	(1,256)	355,004	2,300	(10,706)

Total Non-qualifying Hedge Relationships	$887,108	$61,440	$(8,351)	$1,242,445	$24,384	$(43,188)

Total Derivatives	$968,394	$64,582	$(9,393)	$1,282,080	$24,384	$(44,814)

Embedded Derivatives

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $90 million at September 30, 2010 and December 31, 2009. The fair value of the embedded derivatives included in Fixed maturities, available for sale was a liability of $30 million at September 30, 2010 and $36 million at December 31, 2009.

The fair value of the embedded derivatives included in Future policy benefits was a liability of $165 million as of September 30, 2010 and an asset of $18 million as of December 31, 2009 included in Future policy benefits.

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

Some of the Company’s variable annuity products contain a living benefit feature which is reinsured with an affiliate, Pruco Re. The reinsurance contract contains an embedded derivative related to market performance risk. These embedded derivatives are mark-to-market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models. The affiliates maintain a portfolio of derivative instruments that are intended to economically hedge the risks related to the reinsured products’ features. The derivatives may include, but are not limited to equity options, total return swaps, interest rate swap options, caps, floors, and other instruments. Also, some variable annuity products include an asset transfer feature to minimize risks inherent in the Company’s guarantees which reduces the need for hedges.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

5. DERIVATIVE INSTRUMENTS (continued)

Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. Interest sensitivity can result in mark-to-market changes in the value of the underlying contractual guarantees, as well as actual activity related to premium and benefits. Realized investment losses were ($4) million and ($5) million in the third quarter of 2010 and 2009, respectively; and losses were ($14) and ($364) for the nine months ended September 30, 2010 and 2009, respectively; primarily due to the change in non-performance risk in the valuation of embedded derivatives.

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

	(in thousands)		(in thousands)
Cash flow hedges
Currency/ Interest Rate

Net investment income	$137	$43	$359	$116
Other Income	(44)	(23)	119	(20)
Accumulated Other Comprehensive Income (1)	(7,461)	(1,106)	3,688	(2,143)

Total cash flow hedges	$(7,368)	$(1,086)	$4,166	$(2,047)

Non- qualifying hedges

Realized investment gains (losses)
Interest Rate	$16,669	$11,921	$48,998	$(15,767)
Currency	(232)	(117)	130	(141)
Currency/Interest Rate	(4,010)	(2,278)	2,882	(5,127)
Credit	(996)	4,346	(669)	7,463
Equity	(7,933)	(53,395)	6,652	(53,403)
Embedded Derivatives (2)	10,224	2,048	(16,526)	(336,427)

Total non-qualifying hedges	$13,722	$(37,475)	$41,467	$(403,402)

Total Derivative Impact	$6,354	$(38,561)	$45,633	$(405,449)

(1)	Amounts deferred in Equity
(2)	Includes changes in “Future policy benefits and other policyholder liabilities” offset by changes in “Reinsurance recoverables”

For the three and nine months ended September 30, 2010, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(2,974)
Net deferred gains on cash flow hedges from January 1 to September 30, 2010	4,306
Amount reclassified into current period earnings	(478)

Balance, September 30, 2010	$854

As of September 30, 2010 the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

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

	September 30, 2010
	First to default Basket (1)
NAIC Designation (1)	Notional	Fair Value
	(in millions)
1	$-	$-
2	21	-

	21	-
3	-	-
4	-	-
5	-	-
6	-	-

Total	$21	$-

	December 31, 2009
	First to Default Basket (1)
NAIC Designation (1)	Notional	Fair Value
	(in millions)
1	$-	$-
2	52	(1)

	52	(1)
3	7	-
4	-	-
5	5	-
6	-	-

Total	$64	$(1)

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

	September 30, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	21	-	64	(1)

Total Credit Derivatives	$21	$-	$64	$(1)

(1) Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $21 million notional of credit default swap (“CDS”) selling protection at September 30, 2010 and $64 million at December 31, 2009. These credit derivatives generally have maturities of five years or less.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2010 and December 31, 2009, the Company had $27 million and $48 million of outstanding notional amounts, respectively, reported at fair value as an asset of $1 million and $8 million, respectively.

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

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $51 million of commercial loans as of September 30, 2010 The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $73 million as of September 30, 2010.

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

In July 2010, the Company and certain affiliates, as well as other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to life insurance policies for which death benefits, unless the beneficiary elects another settlement method, are placed in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiary. The Company is cooperating with this investigation. The Company has also been contacted by state insurance regulators and other governmental entities regarding retained asset accounts. In April 2010, a purported state-wide class action was filed against Prudential Insurance in Nevada state court alleging that Prudential Insurance delayed payment of death benefits and improperly retained undisclosed profits by placing death benefits in retained asset accounts. An earlier case by the same plaintiff making substantially the same allegations was dismissed in federal court. In July 2010, a purported nationwide class action was filed in Massachusetts federal court against Prudential Insurance relating to retained asset accounts associated with life insurance covering U.S. service members and veterans. In November 2010, a second class action making similar allegations on behalf of the same purported class of beneficiaries, originally brought in California, was filed against Prudential Insurance in New Jersey federal court. In October 2010, a purported nationwide class action was filed in Pennsylvania federal court on behalf of beneficiaries of ERISA-governed welfare benefit plans claiming that the use of retained asset accounts to pay death claims violates ERISA. Additional investigations, information requests, hearings, claims, litigation and adverse publicity may arise with respect to the retained asset accounts.

Commencing in 2003, Prudential Financial received formal requests for information from the SEC and the New York Attorney General’s Office (“NYAG”) relating to market timing in variable annuities by certain American Skandia entities. In connection with these investigations, with the approval of Skandia Insurance Company Ltd. (publ) (“Skandia”), an offer was made by American Skandia to the SEC and NYAG, to settle these matters by paying restitution and a civil penalty. In April 2009, AST Investment Services, Inc., formerly named American Skandia Investment Services, Inc. (“ASISI”), reached a resolution of these investigations by the SEC and NYAG into market timing related misconduct involving certain variable annuities. The settlements relate to conduct that generally occurred between January 1998 and September 2003. ASISI is an affiliate of the Company and serves as investment manager for certain investment options under the Company’s variable life insurance and annuity products. Prudential Financial acquired ASISI from Skandia in May 2003. Subsequent to the acquisition, Prudential Financial implemented controls,

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

procedures and measures designed to protect customers from the types of activities involved in these investigations. These settlements resolve the investigations by the above named authorities into these matters, subject to the settlement terms. Under the terms of the settlements, ASISI paid a total of $34 million in disgorgement and an additional $34 million as a civil money penalty into a Fair Fund administered by the SEC to compensate those harmed by the market timing related activities. Pursuant to the settlements, ASISI has retained, at its ongoing cost and expense, the services of an Independent Distribution Consultant acceptable to the Staff of the SEC to develop a proposed distribution plan for the distribution of Fair Fund amounts according to a methodology developed in consultation with and acceptable to the Staff. As part of these settlements, ASISI hired an independent third party, which has conducted a compliance review and issued a report of its findings and recommendations to ASISI’s Board of Directors, the Audit Committee of the Advanced Series Trust Board of Trustees and the Staff of the SEC. In addition, ASISI has agreed, among other things, to continue to cooperate with the SEC and NYAG in any litigation, ongoing investigations or other proceedings relating to or arising from their investigations into these matters. Under the terms of the purchase agreement pursuant to which Prudential Financial acquired ASISI from Skandia, Prudential Financial was indemnified for the settlements. In August 2010, the SEC approved the plan of distribution.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Gross premiums and policy charges and fee income	$471,362	$471,659	$1,499,021	$1,366,147

Reinsurance ceded	(319,527)	(291,521)	(946,056)	(863,729)

Net premiums and policy charges and fee income	$151,835	$180,138	$552,965	$502,418

Policyholders’ benefits ceded	$181,427	$93,030	$498,239	$403,033
Realized capital gains/(losses) net, associated with derivatives	$(59,795)	$(20,708)	$96,144	$(995,161)

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income.

Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

7. REINSURANCE (continued)

Realized investment gains and losses include the reinsurance of certain of the Company’s embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains.” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company also sells certain universal life products that contain a no-lapse guarantee provision. The Company excluding its subsidiaries, entered into an agreement with UPARC (See Note 8 to the Unaudited Interim Consolidated Financial Statements) to reinsure these guarantees. The reinsurance agreements contain derivatives and have been accounted for in the same manner as an embedded derivative.

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2010 and December 31, 2009 were as follows:

	2010	2009
	(in thousands)
Domestic life insurance – affiliated	$2,105,252	$1,606,000
Domestic life insurance - unaffiliated	458	4,050
Taiwan life insurance-affiliated	863,354	786,045

	$2,969,064	$2,396,095

Substantially all reinsurance contracts are with affiliates as of September 30, 2010 and December 31, 2009. These contracts are described further in Note 8 of the Unaudited Interim Consolidated Financial Statements.

The gross and net amounts of life insurance in force as of September 30, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Gross life insurance in force	$539,990,307	$500,844,738
Reinsurance ceded	(486,590,008)	(450,845,565)

Net life insurance in force	$53,400,299	$49,999,173

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three and nine months ended September 30, 2010 and 2009. The expense charged to the Company for the deferred compensation program was $1 million for the three months ended September 30, 2010, and less than $1 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, the expense charged to the Company for the deferred compensation program was $3 million and $2 million, respectively.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service. While others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million and $1 million in the third quarter of 2010 and 2009, respectively; and $4 million and $3 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company’s share of net expense for the pension plans was $4 million and $2 million in the third quarter of 2010 and 2009, respectively; and $9 million and $6 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Affiliated Asset Administration Fee Income

Effective April 1, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $12.0 million and $4.8 million in the third quarter of 2010 and 2009, respectively; and $29.3 million and $8.4 million in the first nine months of 2010 and 2009, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Effective April 15, 2009, PLNJ amended an existing agreement to add AST Investment Services, Inc., as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $1.0 million and $0.4 million in the third quarter of 2010 and 2009, respectively; and $2.3 million and $0.6 million in the first nine months of 2010 and 2009, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2.6 and $2.7 million in the third quarter of 2010 and 2009, respectively; and $7.6 million and $7.3 million for the nine months ended September 30, 2010 and 2009, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2.022 billion at September 30, 2010 and $1.772 billion at December 31, 2009, respectively. Fees related to these COLI policies were $19 million and $7 million in the third quarter of 2010 and 2009, respectively; and $33 million and $19 million for the nine months ended September 30, 2010 and 2009. The Company retains the majority of the mortality risk associated with these COLI policies.

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

The portion of this reinsurance contract related to mortality risk is accounted for as reinsurance. Premiums and fees ceded to UPARC were $17 million and $15 million in the third quarter of 2010 and 2009, respectively; and $48 million and $36 million in the nine months ended September 30, 2010 and 2009, respectively. Benefits ceded to UPARC were $7 million in the third quarter of 2010 and 2009; and $37 million and $38 million for the nine months ended September 30, 2010 and 2009, respectively. The portion of this reinsurance contract related to the no-lapse guarantee provision is accounted for as an embedded derivative and changes in its fair value, as well as actual activity related to premium and benefits, are reflected in “Realized investment gains/(losses)” net. The underlying asset is reflected in “Reinsurance recoverable” in the Company’s Unaudited Interim Consolidated Statements of Financial Position. Reinsurance recoverables related to this agreement were $11 million as of September 30, 2010 and $12 million as of December 31, 2009.

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, exclusive of those reinsured by PAR III (see below) through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $1.773 billion and $1.521 billion as of September 30, 2010 and December 31, 2009, respectively. Premiums ceded to PARCC in the third quarter of 2010 and 2009 were $194 million and $203 million, respectively; and $592 million and $589 million for the nine months ended September 30, 2010 and 2009, respectively. Benefits ceded in the third quarter of 2010 and 2009 were $97 million and $80 million, respectively; and $249 million and $225 million for the nine months ended September 30, 2010 and 2009, respectively. Reinsurance expense allowances, net of capitalization and amortization in the third quarter of 2010 and 2009 were $50 million and $40 million, respectively; and $145 million and $121 for the nine months ended September 30, 2010 and 2009, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

8. RELATED PARTY TRANSACTIONS (continued)

PAR TERM

The Company reinsures 95% of the risk under its term life insurance policies with effective dates on or after January 1, 2010 through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Reinsurance recoverables related to this agreement were $69 million as of September 30, 2010. Premiums ceded to PAR TERM in the third quarter of 2010 were $31 million and $67 million in the nine months ended September 30, 2010. Benefits ceded in the three and nine month periods ended September 30, 2010 were $3 million and $10 million, respectively.

PAR III

The Company, excluding its subsidiaries, reinsures 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $5 million and $3 million as of September 30, 2010 and December 31, 2009, respectively. Premiums ceded to PAR III were less than $1 million in the third quarter of 2010 and 2009; and $3 million and $1 million for the nine months ended September 30, 2010 and 2009, respectively. Benefits ceded to PAR III for the three and nine months ended September 30, 2010 and September 30, 2009 were less than $1 million.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $61 million and $53 million as of September 30, 2010 and December 31, 2009, respectively. Premiums and fees ceded to Prudential Insurance in the third quarter of 2010 and 2009 were $59 million and $52 million, respectively; and $174 million and $183 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Benefits ceded in the third quarter of 2010 and 2009 were $76 million and $49 million, respectively; and $215 million and $174 million for the nine months ended September 30, 2010 and 2009, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement. Reinsurance recoverables related to this agreement were $7 million as of September 30, 2010 and December 31, 2009. Benefits ceded in the third quarter of 2010 and 2009 were less than $1 million; benefits ceded for the nine months ended September 30, 2010 and September 30, 2009 were $1 million.

Pruco Re

During 2010, the Company, excluding its subsidiaries, entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective September 17, 2010, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily GRO II. Fees ceded on this agreement were $0.4 million in the third quarter of 2010.

During 2010, the Company, excluding its subsidiaries, entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective September 17, 2010, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its GRO Plus II. Fees ceded on this agreement were $0.3 million in the third quarter of 2010.

During 2009, the Company, excluding its subsidiaries, entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus and Spousal Highest Daily Lifetime 6 Plus benefit features sold on certain of its annuities. Fees ceded on this agreement were $11.3 million in the third quarter of 2010; and $17.7 million in the first nine months of 2010.

Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus and Spousal Highest Daily Lifetime 7 Plus benefit features sold on certain of its annuities. Fees ceded on this agreement were $5.7 million and $1.8 million in the third quarter of 2010 and 2009, respectively; and $16.2 million and $2.2 million in the first nine months of 2010 and 2009, respectively.

During 2008, the Company, excluding its subsidiaries, entered into two reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven and Spousal Highest Daily Lifetime Seven benefit feature sold on certain of its annuities. Fees ceded on this agreement were $3.2 million and $3.0 million in the third quarter of 2010 and 2009, respectively; and $9.5 million and $8.3 million in the first nine months of 2010 and 2009, respectively. Also effective January 28, 2008, the Company, excluding its subsidiaries, entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its HD GRO benefit feature sold on certain of its annuities. Fees ceded on this agreement were $0.2 million and $0.1 million in the third quarter of 2010 and 2009, respectively; and $0.5 million and $0.3 million in the first nine months of 2010 and 2009, respectively.

The Company reinsures 100% of the risk on its Lifetime Five Highest Daily Lifetime Five benefit and Spousal Lifetime Five benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on the LT5 agreement were $3.7 million and $3.6 million in the third quarter of 2010 and 2009, respectively; and $11.1 million and $9.9 million in the first nine months of 2010 and 2009, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

8. RELATED PARTY TRANSACTIONS (continued)

During 2006, the company entered into two coinsurance agreements with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature (“HDLT5”) and its Spousal Lifetime Five benefit feature (“SLT5”). Fees ceded on the HDLT5 agreement were $1.2 million in the third quarter of 2010 and 2009; and $3.6 million in the first nine months of 2010 and 2009. Fees ceded on the SLT5 agreement were $0.6 million and $0.5 million in the third quarter of 2010 and 2009, respectively; and $1.7 million and $1.5 million in the first nine months of 2010 and 2009, respectively.

The Company’s reinsurance recoverables related to the above product reinsurance agreements was $180 million and $9 million as of September 30, 2010 and December 31, 2009, respectively.

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

Affiliated premiums ceded in the third quarter of 2010 and 2009 from the Taiwan coinsurance agreement were $17 million and $19 million, respectively; and $61 million and $53 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Affiliated benefits ceded in the third quarter of 2010 and 2009 from the Taiwan coinsurance agreement were $6 million and $4 million, respectively. For the nine months ended September 30, 2010 and September 30, 2009, benefits ceded from the Taiwan coinsurance agreement were $16 million and $14 million, respectively.

Reinsurance recoverable related to the Taiwan coinsurance agreement of $863 million and $786 million at September 30, 2010 and December 31, 2009, respectively.

Debt Agreements

The Company has an agreement with an affiliate, Prudential Funding, LLC, which allows the Company to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $1.4 billion. There was $212 million of debt outstanding to Prudential Funding, LLC as of September 30, 2010 compared to no debt outstanding as of December 31, 2009. Interest expense related to this debt was less than $1 million in the three and nine months ended September 30, 2010 and 2009. Interest expense was charged at a variable rate ranging from 2.85% to 4.75% for 2010 and 3.05% to 7.05% for 2009.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2010, compared with December 31, 2009, and its consolidated results of operations for the three and nine months ended September 30, 2010 and 2009. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as the statements under “Risk Factors”, “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 25% of our net individual life insurance in force at September 30, 2010. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. In July 2009, we launched a new variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. We offer a private placement variable universal life product, to high net worth clients, which also utilize investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of the Company’s insurance profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset administration fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by unfavorable equity market performance may occur on a quarter lag with the market risk during this lag being borne by the Company.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 65% of our net individual life insurance in force at September 30, 2010, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force because of uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represent 10% of our net individual life insurance in force at September 30, 2010. Universal life insurance products feature a crediting rate that varies periodically based on portfolio returns, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholder’s contract fund.

The Company’s profits from universal life insurance are impacted by mortality and expense margins and interest spread on policyholder funds.

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

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation portfolios, and fixed-rate options. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The investments made in the fixed rate options are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate options of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholders’ account value or redemption proceeds.

The primary risk exposures of these optional living benefit features relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return the Company realizes from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Re. Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets risks that are primarily hedged in the affiliate, and the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature.

The asset transfer feature included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, the general account or a separate account bond portfolio. The transfers are based on a static mathematical formula which considers a number of factors, including the impact of investment performance on contractholders’ total account value. In general, negative investment performance may result in transfers to either the general account or a separate account bond portfolio, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help limit our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our latest offerings of optional living benefit features associated with variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. As of September 30, 2010, approximately $17.6 billion or 79% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to $7.2 billion or 60% as of December 31, 2009. As of September 30, 2010 approximately $4.7 billion or 21% of variable annuity account values with living benefit features did not include an asset transfer feature in the product design, compared to $4.8 billion or 40% as of December 31, 2009.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. In the reinsurance affiliate, we manage the risks associated with our optional living benefits through purchases of equity options and futures as well as interest rate derivatives, which hedge certain living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, our hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market- perceived risk of our own non-performance, which we believe is generally consistent with how similar risks are valued in the capital markets. In the third quarter of 2010, we revised our hedging strategy as, in the current low interest rate environment, we do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. Our new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates a modification to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in risk assets. Consistent with sound risk management practices, we will evaluate hedge levels versus our target given overall capital considerations of the Company. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings, in the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company.

In the third quarter of 2009, we began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consist of equity-based total return swaps, which are designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial.

1.	Changes in Financial Position

September 30, 2010 versus December 31, 2009

Total assets increased $12.204 billion, from $39.083 billion at December 31, 2009 to $51.287 billion at September 30, 2010. Separate account assets increased $10.428 billion, from $25.163 billion at December 31, 2009 to $35.591 billion at September 30, 2010, primarily driven by strong sales of our annuity products.

Fixed maturities increased by $248 million from $5.854 billion at December 31, 2009 to $6.102 billion at September 30, 2010. This increase was primarily driven by investment of cash flows from business operations, reinvestment of investment income, and unrealized gains on fixed maturities in the current year resulting from lower risk free rates and a narrowing of credit spreads that increased the market value of these securities.

Reinsurance recoverables increased by $573 million from $2.396 billion at December 31, 2009 to $2.969 billion at September 30, 2010 primarily driven by continued growth in the term life in force covered under affiliated reinsurance agreements, partially offset by the impact of the change in non-performance risk (NPR) in the valuation of our annuity product embedded derivatives that are classified as reinsurance recoverables (see note 7 to the Unaudited Interim Consolidated Financial Statements).

Deferred policy acquisition costs increased by $351 million from $2.483 billion at December 31, 2009, to $2.834 billion at September 30, 2010. For the nine months ended September 30, 2010, the capitalization of acquisition costs of $690 million from sales of life and annuity products was partially offset by $192 million of amortization and a $147 million decrease related to unrealized investment gains. We amortize deferred policy acquisition and other costs associated with variable and universal life policies and the variable and fixed annuity contracts over the expected lives of the contracts based on the level and timing of gross profits on the underlying product. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated entities other than the Company, including reinsurance agreements with those affiliated entities. DAC associated with term policies is amortized in proportion to gross premiums.

Total liabilities increased by $11.878 billion, from $36.175 billion at December 31, 2009 to $48.053 billion at September 30, 2010, primarily due to an increase in separate account liabilities of $10.428 billion, reflecting the increase in separate account assets mentioned above. Policyholder account balances increased $664 million, from $6.795 billion at December 31, 2009 to $7.459 billion at September 30, 2010, primarily driven by sales of our dollar cost averaging products in the Annuities business and continued growth in universal life in force. Future policy benefits and other policyholder liabilities increased by $648 million, from $3.146 billion at December 31, 2009 to $3.794 billion at September 30, 2010 primarily, driven by continued increases to reserves associated with growth in the term life in force.

2.	Results of Operations

September 2010 to September 2009 Three Months Comparison

	Three Months ended September 30,
	2010	2009
Operating results:	(in thousands)
Revenues:
Life Products	$ 139,323	$ 201,146
Annuity Products	174,688	57,750

	314,011	258,896

Benefits and expenses:
Life Products	12,230	124,085
Annuity Products	(89,341)	4,061

	(77,111)	128,146

Income (Loss) from Operations before Income Taxes:
Life Products	127,093	77,061
Annuity Products	264,029	53,689

	$ 391,122	$ 130,750

Life Products

Income from Operations before Income Taxes

2010 to 2009 Three Month Comparison. Income from Operations before Income Taxes increased $50 million, from $77 million in the third quarter of 2009 to $127 million in the third quarter of 2010. Results for the third quarter of 2010 benefited from lower amortization of DAC and URR deferred policy acquisition costs and unearned revenue reserves, as well as a decrease in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review. The annual reviews update assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. The third quarter of 2010 included a $52 million benefit from the annual review, primarily reflecting methodology refinements related to the treatment of certain investment income in our assumptions, as well as improved future mortality expectations. Income from Operations before Income Taxes for the third quarter of 2009 included a $1 million benefit from the annual reviews which primarily reflected higher investment spread assumptions and improved future mortality expectations.

Absent the effect of these items, Income from Operations before Income Taxes for the third quarter of 2010 decreased $1 million from the third quarter of 2009 driven by $13 million lower benefit from amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves associated with the quarterly impact of changes in our estimates of total gross profits, primarily from variable products. This benefit largely reflects the impact of equity markets on separate account fund performance in the respective periods. The estimates of total gross profits are used as a basis for amortizing deferred policy acquisition costs and unearned revenue reserves, and are discussed in more detail below. Offsetting the decrease in Income from Operations before Income Taxes was higher earnings of $10 million associated with growth in term and universal life insurance in force and $2 million due to favorable returns on capital invested in the real property separate account funds, compared to losses in the prior year period.

The table below reflects the impacts to the amortization of deferred policy acquisition costs and unearned revenue reserves from changes in our estimates of total gross profits, excluding the impacts of the annual review discussed above.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Amortization of DAC (1)	Amortization of URR (2)	Total	Amortization of DAC (1)	Amortization of URR (2)	Total
	(in thousands)

Separate account fund performance	$16,549	$(4,523)	$12,026	$25,335	$(6,940)	$18,395

Persistency	1,654	(361)	1,293	2,677	(652)	2,025

Mortality and other items	(15,852)	13,612	(2,240)	(14,008)	9,364	(4,644)

Total	$2,351	$8,728	$11,079	$14,004	$1,772	$15,776

(1)	Amounts reflect (increases) or decreases in the amortization of deferred policy acquisition, or DAC.

(2)	Amounts reflect increases or (decreases) in the amortization of unearned revenue reserves, or URR.

The benefit in both periods from amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, associated with the quarter impact mentioned above, includes the impact of separate account fund performance on our estimate of future gross profits. The actual rate of return on separate account funds for the third quarter of 2010 was 7.6% compared to our expected rate of return of 2.5%. The higher than expected market returns resulted in an increase in total future gross profits by establishing a higher starting point for the fund balances used in estimating those profits in future periods. The increase in our estimate of total gross profits resulted in a lower required rate of amortization of deferred policy acquisition costs, partially offset by a lower required rate of amortization of unearned revenue reserves. This resulted in a $12 million net benefit in the third quarter of 2010. The third quarter of 2009 reflects a similar impact on gross profits as separate account fund performance was above expected levels. The actual rate of return on separate account funds for the third quarter of 2009 was 10.8% compared to our expected rate of return of 2.6% resulting in an $18 million net benefit. The previously expected separate account fund performance was based on our maximum future rate of return assumption under the reversion to the mean approach, as discussed below.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. However, beginning in the fourth quarter of 2008 and continuing through the third quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for most variable policies was greater than our near-term maximum future rate of return assumption across all asset types for this business. In those cases, we utilized the near-term maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term maximum future rate of return under the reversion to mean approach was 9.8% for the third quarter of 2010. Included in this blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

Revenues

2010 to 2009 Three Month Comparison. Revenues of $139 million in the third quarter of 2010 decreased by $62 million, from $201 million in the third quarter of 2009.

Policy charges and fee income, consisting primarily of mortality, expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased $71 million, including a $78 million decrease in amortization of unearned revenue reserves due to annual reviews of assumptions. Absent this item, premiums, policy charges and fees, asset management fees and other income increased $7 million driven by an increase in current quarter amortization of unearned revenue reserves reflecting a higher impact from mortality, as shown above. Net investment income increased $10 million, due to higher asset balances as well as gains in the third quarter of 2010 compared to losses in the third quarter of 2009 on investments in real property separate account funds.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Total benefits and expenses of $12 million in the third quarter of 2010 decreased by $112 million, from $124 million in the third quarter of 2009. Absent the impacts of the annual reviews conducted in the third quarter of both periods, benefits and expenses increased $16 million, from $147 million in the third quarter of 2009 to $131 million in the third quarter of 2010. On this basis, amortization of deferred policy acquisition costs increased $12 million primarily due to a less favorable impact of equity markets on separate account profitability and to a lesser extent current period profits. Policyholders’ benefits, including interest credited to policyholders, increased $5 million, from $75 million in the third quarter of 2009 to $80 million in the third quarter of 2010, due to growth in universal life and variable life policyholder account balances, increases in policyholder reserves and expected claim costs associated with growth in our in force block of universal life business.

Annuities Products

Income from Operations before Income Taxes

2010 to 2009 Three Month Comparison. Income from Operations before Income Taxes increased $209 million from $54 million in the third quarter of 2009 to $263 million in the third quarter of 2010. The increase was primarily driven by decreases in amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) and decreases in reserves for guaranteed minimum death and income benefits, including the impact of the annual review and update of the assumptions used in estimating the profitability of our business. Results for both periods include the impact of these annual reviews as well as the impacts to the estimated profitability of the business of our quarterly adjustments to reflect current period experience and market performance. These items are discussed in more detail below. Lower DAC/DSI amortization is also driven by the net impact on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Also contributing to the increase was higher fee income, net of higher distribution costs, driven by higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months. In addition, results for the third quarter of 2009 included $52 million of mark-to-market losses related to our capital hedge program driven by favorable market conditions during the quarter that resulted in an increase in our capital position and offset the hedging loss. In the second quarter of 2010, we terminated the capital hedge program.

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

The increase in income from operations in the third quarter of 2010 included a $61 million favorable variance in the amortization of DAC/DSI related to the net impact on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact relates to updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives. Included in this favorable variance is $130 million of lower DAC/DSI amortization primarily related to increases to the embedded derivative liability due to reductions in the expected lapse rate assumption based on actual experience. Partially offsetting this amount was $69 million of higher DAC/DSI amortization related to the impact of a change in our market-perceived non-performance risk (NPR). We incorporate the market-perceived risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of the Company, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities. The increase in amortization in the third quarter of 2010 compared to the third quarter of 2009 is due to a larger benefit from our market perceived non-performance risk driven by an increase in the fair value of the reinsured embedded derivative liabilities reflecting an increase in the present value of future expected benefit payments resulting primarily from the reduction in the expected lapse rate assumption.

As shown in the following table, income from operations for the third quarter of 2010 included $136 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC and DSI, compared to $64 million of benefits included in the third quarter of 2009, resulting in a $72 million favorable variance.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)

Quarterly market performance adjustment	$22,854	$39,474	$62,328	$28,723	$51,050	$79,773
Annual Review / Assumption updates	$47,229	$4,354	$51,583	$(5,609)	$(24,478)	$(30,087)
Quarterly adjustment for current period experience	$9,717	$12,801	$22,518	$1,390	$13,371	$14,761

Total	$79,800	$56,629	$136,429	$24,504	$39,943	$64,447

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and other costs.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As discussed and shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The third quarter of 2010 included $52 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. The third quarter of 2009 included $30 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions in the third quarter of 2009 were benefits related to the impact of lower mortality and higher investment spread assumptions.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. The third quarter of 2010 included $62 million of benefits associated with these quarterly updates due to favorable market performance. The actual rate of return on annuity account values for the third quarter of 2010 was 7.7% compared to our expected rate of return of 2.1%. The third quarter of 2009 updates resulted in a benefit of $80 million due to favorable market performance. The actual rate of return on annuity account values for the third quarter of 2009 was 10.6% compared to our previously expected rate of return of 2.4%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 8.1% per annum as of September 30, 2010. Beginning in the fourth quarter of 2008 and continuing through the third quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.7% at the end of the third quarter of 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

The $23 million benefit in the third quarter of 2010 and the $15 million benefit in the third quarter of 2009 for the quarterly adjustments for current period experience shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The experience true-up adjustments for deferred policy acquisition and other costs primarily reflect a reduction in amortization due to better than expected gross profits, resulting primarily from higher than expected fee income. The experience true-up adjustments for the reserves for the guaranteed minimum death and income benefit features of our variable annuity products primarily reflect a reserve decrease driven by lower than expected actual contract guarantee claim costs and more favorable lapse experience.

Revenues

2010 to 2009 Three Month Comparison. Revenues increased $116 million from $58 million in the third quarter of 2009 to $174 million in the third quarter of 2010.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $43 million from $61 million in the third quarter of 2009 to $104 million in the third quarter of 2010. The increase was primarily driven by higher average separate account asset balances due to net market appreciation, positive net flows from new business sales, and the net transfers of balances from the general account to the separate accounts between the third quarter of 2009 and the third quarter of 2010. The net transfer of balances from the general account to the separate accounts relates to both transfers from a customer elected dollar cost averaging program and transfers from the asset transfer feature in some of our optional living benefit features.

Net Realized Investment Gains increased $65 million from loss of $56 million in the third quarter of 2009, to gain of $10 million in the third quarter of 2010, driven by a $59 million favorable variance primarily related to losses in third quarter 2009 from derivative positions associated with our capital hedging program. As discussed above, during the second quarter of 2010, we terminated the capital hedge program.

Asset administration fees increased by $10 million from $8 million in the third quarter of 2009 to $18 million in the third quarter of 2010, primarily due to higher average separate account asset balance, as discussed above.

Benefits and Expenses

2010 to 2009 Three Month Comparison. Benefits and expenses decreased $93 million from a charge of $4 million in the third quarter of 2009 to a benefit of $89 million in the third quarter of 2010.

Policyholders benefits, including changes in reserves, increased $16 million, from a benefit of $24 million in the third quarter of 2009 to a benefit of $40 million in the third quarter of 2010, primarily due to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products related to the annual review and update of the assumptions and our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances decreased $23 million, from a charge of $17 million in the third quarter of 2009 to a benefit of $6 million in the third quarter of 2010, primarily due to lower DSI amortization from the net impact on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, discussed above, and the adjustments to our estimates of total gross profits used as the basis for amortizing DSI shown in the table above.

Amortization of DAC decreased by $83 million, from a benefit of $19 million in the third quarter of 2009 to a benefit of $102 million in the third quarter of 2010, primarily due to lower DAC amortization from the net impact on actual gross profits of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, discussed above, and the adjustments to our estimates of total gross profits used as the basis for amortizing DAC shown in the table above.

General, administrative and other expenses increased $29 million, from $30 million in the third quarter of 2009 to $59 million in the third quarter of 2010, primarily due to higher commission expense and marketing and new business support expenses driven by higher sales due to the implementation of the change in sales strategy discussed above.

September 2010 to September 2009 Nine Month Comparison

	Nine months ended September 30,
	2010	2009
Operating results:	(in thousands)
Revenues:
Life Products	$ 555,511	$ 159,320
Annuity Products	479,441	250,383

	1,034,952	409,703

Benefits and expenses:
Life Products	330,593	416,009
Annuity Products	473,958	311,499

	804,551	727,508

Income (Loss) from Operations before Income Taxes:
Life Products	224,918	(256,689)
Annuity Products	5,483	(61,116)

	$ 230,401	$ (317,805)

Life Products

Income (Loss) from Operations before Income Taxes

2010 to 2009 Nine Month Comparison. Income (loss) from Operations before Income Taxes increased $482 million, from a loss of $257 million in the first nine months of 2009 to a gain of $225 million in the first nine months of 2010. Results for the first nine months of 2010 benefited $52m from lower amortization of net deferred policy acquisition costs and unearned revenue reserves, as well as a decrease in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review, compared to a $1m benefit from the annual review in the first nine months of 2009.

Absent the effect of these items, Income (loss) from Operations before Income Taxes for the first nine months of 2010 increased $431 million, primarily driven by improvements in net realized investment gains of $350 million primarily attributed to the change in the value of the embedded derivative related to the no-lapse guarantee on our universal life products reinsured with UPARC ($14 million loss in the nine months ended September 30, 2010 compared to a $364 million loss in the nine months ended September 30, 2009), as discussed below. Additionally, $64 million of the increase is driven by the impact of gains in the first nine months of 2010 on investments in derivatives and fixed maturities compared to losses in the first nine months of 2009. Also, contributing was net investment income of $27 million, due to higher asset balances primarily from growth in universal life and term in force. Partially offsetting these benefits was $15 million from an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits. The increase in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods, partially offset by improved policyholder persistency in the first nine months of 2010. The increase in Income (loss) from operations before income taxes also reflects mortality experience, net of reinsurance, which was more favorable in relation to average expectations compared to the prior year period.

The table below reflects the impacts to the amortization of deferred policy acquisition costs and unearned revenue reserves from changes in our estimates of total gross profits for the items below excluding the impacts of annual reviews discussed above.

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Amortization of DAC (1)	Amortization of URR (2)	Total	Amortization of DAC (1)	Amortization of URR (2)	Total
	(in thousands)

Separate account fund performance	$3,684	$(801)	$2,883	$41,624	$(11,573)	$30,051

Persistency	5,917	(1,330)	4,587	(1,142)	333	(809)

Mortality and other items	(23,668)	18,544	(5,124)	(32,143)	23,117	(9,027)

Total	$(14,067)	$16,413	$2,346	$8,339	$11,877	$20,215

(1)	Amounts reflect (increases) or decreases in the amortization of deferred policy acquisition, or DAC.
(2)	Amounts reflect increases or (decreases) in the amortization of unearned revenue reserves, or URR.

The $2 million decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, shown above, for the first nine months of 2010 was primarily driven by the impact of less favorable mortality. Overall market returns for the first nine months of 2010 were relatively consistent compared to our expectations resulting in a $3 million decrease in amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves. The overall higher than expected market returns for the first nine months of 2009 resulted in an increase in total future gross profits by establishing a higher starting point for the fund balances used in estimating those profits in future periods. The increase in our estimate of total gross profits results in a lower required rate of amortization of deferred policy acquisition costs, partially offset by a lower required rate of amortization of unearned revenue reserves. This resulted in a $30 million net benefit in the first nine months of 2009. The previously expected separate account fund performance was based on our maximum future rate of return assumption under the reversion to the mean approach, as discussed above. In addition, the increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, shown above, includes the impact of market performance on variable product policyholder persistency that results in differences between actual gross profits for the period and the previously estimated expected gross profits for the period. The first nine months of 2010 includes a $5 million benefit from lower amortization of deferred policy acquisition costs, net of related amortization of unearned revenue reserves, reflecting better than expected gross profits driven by improved policyholder persistency, compared to a $1 million expense in the first nine months of 2009.

Revenues

2010 to 2009 Nine Month Comparison. Revenues of $556 million in the first nine months of 2010 increased by $396 million, from $160 million in the first nine months of 2009.

Net realized investment gains/(losses) increased by $416 million, from a loss of $394 million in the first nine months of 2009 to a gain of $22 million in the first nine months of 2010, primarily driven by a $350 million loss in the first nine months of 2009 related to the change in the value of the embedded derivative related to the reinsurance of the no-lapse guarantee on our universal life products with UPARC ($14 million loss in the first nine months of 2010 compared to a $364 million loss in the first nine months of 2009). The decrease in the value of the embedded derivative in the first nine months of 2009 was driven by the impact of lower interest rates. Increases in realized losses related to the embedded derivative in the first nine months of 2010 were entirely offset by the inclusion of non-performance risk in the valuation of the embedded derivative. Net realized investment gains also increased $64 million due to the impact of $35 million of gains in the first nine months of 2010 on investments in derivatives and fixed maturities compared to $29 million of losses in the first nine months of 2009.

Net investment income increased $27 million, due to higher asset balances primarily from growth in universal life and variable policyholder account balances due to increased policyholder deposits, as well as gains in the first nine months of 2010 compared in the first nine months of 2009 on investments in real property separate account funds.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased $55 million including a $77 million decrease in amortization of unearned revenue reserves due to annual reviews of assumptions offset by a $12 million increase in ceded premiums in the prior year due to an underpayment to an affiliate in prior periods. Absent these items policy charges and fee income increased $10 million, driven by an increase in current period amortization of unearned revenue reserves reflecting a smaller impact from favorable market conditions on separate account fund performance as discussed above, partially offset by a decrease in amortization due to improved policyholder persistency in the first nine months of 2010.

Benefits and Expenses

2010 to 2009 Nine Month Comparison. Total benefits and expenses of $331 million in the first nine months of 2010 decreased by $85 million, from $416 million in the first nine months of 2009. Absent the impacts of the annual reviews conducted in the third quarter of both periods, benefits and expenses increased $43 million, from $ 423 million in the first nine months of 2009 to $466 million in the first nine months of 2010. On this basis, policyholders’ benefits, including interest credited to policyholders, increased $28 million due to growth in universal life and variable policyholder account balances, increases in policyholder reserves, and expected claim costs associated with growth in our universal life business. In addition, mortality experience was less favorable, compared to the prior year period. Amortization of deferred policy acquisition costs increased $15 million primarily due to a less favorable impact of equity markets on separate account fund performance, partially offset by improved policyholder persistency in the first nine months of 2010.

Annuities Products

Income (Loss) from Operations before Income Taxes

2010 to 2009 Nine Month Comparison. Income (loss) from Operations before Income Taxes increased $66 million from a loss of $61 million in the first nine months of 2009 to a gain of $5 million in the first nine months of 2010. The increase was driven by an increase in fee income, net of higher distribution costs, driven by higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months. Also contributing to the increase was a favorable variance related to our capital hedging program. The first nine months of 2009 included $53 million of mark-to-market losses on these capital hedges driven by favorable market conditions during the quarter that resulted in an increase in our capital position that offset the hedging loss, compared to $9 million of mark-to-market gains in the first nine months of 2010. As discussed above, in the second quarter of 2010, we terminated the capital hedge program. Partially offsetting the increase in Income (Loss) from Operations before Income Taxes was a $60 million unfavorable variance related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC/DSI. As shown in the following table, income from operations in the first nine months of 2010 included $75 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC/DSI, compared to $135 million of benefits included in the first nine months of 2009, resulting in a $60 million unfavorable variance.

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(3,250)	$(9,837)	$(13,087)	$36,408	$69,606	$106,014
Annual Review / assumption updates	$47,229	$4,354	$51,583	$(5,609)	$(24,478)	$(30,087)
Quarterly adjustment for current period experience	$19,627	$17,137	$36,764	$37,380	$22,141	$59,521

Total	$63,606	$11,654	$75,260	$68,179	$67,269	$135,448

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and deferred sales inducements, or DSI.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. The first nine months of 2010 included $52 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. The first nine months of 2009 included $30 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions for the first nine months of 2009 were benefits related to the impact of lower mortality and higher investment spread assumptions.

The $37 million benefit for the first nine months of 2010 and the $60 million benefit in the first nine months of 2009 for the quarterly adjustments for current period experience shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The unfavorable variance related to the amortization of DAC/DSI was primarily driven by differences between actual versus expected fees due to market conditions. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual and expected lapse experience and contract guarantee claim costs.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. The first nine months of 2010 included $13 million of charges associated with these quarterly updates due to unfavorable market performance. The actual rates of return on annuity account values was 3.3% for the first quarter of 2010, negative 6.0% for the second quarter of 2010 and 7.7% for the third quarter of 2010 compared to our expected rates of return of 2.1% for each of the first three quarters of 2010. The updates for the first nine months of 2009 resulted in a benefit of $106 million due to favorable market performance.

Revenues

2010 to 2009 Nine Month Comparison. Revenues increased $228 million from $250 million in the first nine months of 2009 to $478 million in the first nine months of 2010.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $102 million from $160 million in the first nine months of 2009 to $262 million in the first nine months of 2010. The increase was primarily driven by higher average separate account asset balances due to net market appreciation, positive net flows from new business sales, and the transfer of balances from the general account to the separate accounts between the third quarter of 2009 and the third quarter of 2010. The net transfer of balances from the general account to the separate accounts relates to both transfers from a customer elected dollar cost averaging program and transfers from the asset transfer feature in some of our optional living benefit features, as described above.

Net Realized Investment Gains increased $102 million from losses of $58 million in the first nine months of 2009, to gains of $44 million in the first nine months of 2010, driven by a $63 million favorable variance primarily related to 2009 losses from derivative positions associated with our capital hedging program as discussed above, and a favorable variance in general account investment gains.

Asset administration fees increased by $27 million from $16 million in the first nine months of 2009 to $43 million in the first nine months of 2010, primarily due to higher average separate account asset balances as discussed above and higher fee revenue from separate account funds invested in the Advanced Series Trust driven by an amendment to an existing revenue sharing agreement in April, 2009 (see note 8 to the Unaudited Interim Consolidated Financial Statements).

Benefits and Expenses

2010 to 2009 Nine Month Comparison. Benefits and expenses increased $162 million from $312 million in the first nine months of 2009 to $474 million in the first nine months of 2010.

Policyholders benefits, including changes in reserves, increased $49 million, from a benefit of $16 million in the first nine months of 2009 to a charge of $33 million in the first nine months of 2010, primarily due to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products related to the annual reviews and update of the assumptions and our quarterly adjustments to reflect current period experience and market performance, as shown in the table above.

Interest credited to policyholders’ account balances increased $9 million, from $107 million in the first nine months of 2009 to $116 million in the first nine months of 2010, primarily due to higher DSI amortization due to higher gross profits from higher fee revenue. Amortization of DAC increased by $22 million, from $137 million in the first nine months of 2009 to $159 million in the first nine months of 2010 primarily from higher gross profits from higher fee revenue primarily driven by favorable markets over the last year and net flows.

General, administrative and other expenses increased $82 million, from $84 million in the first nine months of 2009 to $166 million in the first nine months of 2010, primarily due to higher commission expense and marketing and new business support expenses driven by higher sales due to the implementation of the change in sales strategy.

Income Taxes

The income tax provision amounted to an expense of $41 million for the nine months ended September 30, 2010 compared to a benefit of $178 million for the nine months ended September 30, 2009 primarily driven by higher pre-tax income in the current period compared to losses in the prior period.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. The IRS recently issued an Industry Director Directive (“IDD”) stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. These activities had no impact on the Company’s 2009 or the first nine months of 2010 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believes that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment and to pursue such other actions as appropriate. The Company is working with its IRS audit team to bring the DRD issue to a close in accordance with the IDD. These activities had no impact on the Company’s 2009 or the first nine months of 2010 results.

In January 2007, the IRS began an examination of tax years 2004 through 2006. For tax years 2007 through 2010, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As a result of the launch of its new product line in March 2010, as discussed above, the Company has seen and expects to continue to see the overall level of these activities to increase.

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy our current liquidity requirements, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, customer behavior, policyholder perceptions of our financial strength, and the relative safety of competing products, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity products. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position. Further, the level of new business sales can also impact liquidity and additional financing, if necessary, may be required due to the increase in annuity sales as previously discussed.

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

Gross account withdrawals amounted to approximately $1.5 billion and $633 million in the third quarter of 2010 and 2009, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of September 30, 2010 and December 31, 2009 our insurance operations had liquid assets of $6.638 billion and $6.198 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $514 million and $316 million as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, $5.622 billion, or 92% of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $480.2 million, or 8%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. The reinsurance reserve credit requirements and the value of the reinsurance trust assets are reviewed on a quarterly basis. Since the exact requirements cannot be known for certain until after the close of the accounting period, the reserve credit requirements are estimated to determine if the value of the reinsurance trust assets are expected to be sufficient. If it is determined that the value of the reinsurance trust assets are not sufficient to meet the reinsurance reserve credit requirements, we expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and assets pledged to our affiliated offshore captive reinsurance company as collateral for hedging positions related to our living benefit features. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2010, the SEC approved the plan of distribution of the Fair Fund in the ASISI matter.

In November 2010, a second purported nationwide class action, originally brought in California, was filed in New Jersey federal court challenging the use of retained asset accounts to pay beneficiaries of life insurance covering U.S. service members and veterans. In October 2010, a purported nationwide class action was filed in Pennsylvania federal court on behalf of beneficiaries of ERISA-governed welfare benefit plans claiming that the use of retained asset accounts to pay death claims violates ERISA.

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

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and our 2009 Annual Report on Form 10-K.

The Company is indirectly owned by Prudential Financial. It is possible that we may need to rely on our parent company to meet our capital, liquidity and other needs in the future.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our business and our results of operations were materially adversely affected by adverse conditions in the global financial markets and adverse economic conditions generally that began in the second half of 2007. While conditions in the global financial markets have improved, with favorable results for our business, our business, results of operations and financial condition may be adversely affected, possibly materially, if these conditions recur.

Even under relatively favorable market conditions, our insurance and annuities products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance and annuities products depends in part on the value of the separate accounts supporting these products, which fluctuate substantially depending on the foregoing conditions.

•

A change in market conditions, including prolonged periods of high inflation, could cause a change in consumer sentiment adversely affecting sales and persistency of our long-term savings and protection products. A prolonged period of low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including but not limited to increasing claims or surrenders in certain product lines.

•

Sales of our products and services may decline, and lapses and surrenders of variable life and annuity products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us. Any increased cost may or may not be more than offset by the favorable impact of greater persistency from prolonged fee streams. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance, and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

•

Market conditions determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Hedging instruments we hold to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can limit availability of hedging instruments and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. Our hedging strategies rely on the performance of counterparties to such hedges. These counterparties may fail to perform for various reasons resulting in unhedged exposures and losses on uncollateralized positions.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes, changes in foreign currency exchange rates and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, a diminished securitization market or other factors, with a possible negative impact on our overall results. The consequences of holding cash for long periods of time may result in increased purchase of derivatives for duration management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

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

Adverse capital market conditions have in the past, and could in the future, significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital.

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses and interest on our debt and replace certain maturing debt obligations. Without sufficient liquidity, we could be forced to curtail-our operations, and our business could suffer. The principal sources of our liquidity are insurance premiums, annuity considerations, deposit funds and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash.

Disruptions, uncertainty and volatility in the financial markets limited and, to the extent they persist or recur, may limit in the future our access to capital required to operate our business. These market conditions may in the future limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business or replace capital withdrawn by customers. As a result, under such conditions we may be forced to delay accessing capital, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Our ability to borrow funds from our affiliates through their commercial paper borrowings or otherwise may also be dependent upon market conditions. Our internal sources of liquidity may prove to be insufficient.

The Risk Based Capital, or RBC, ratio is a primary measure by which we and state insurance regulators evaluate our capital adequacy. We have managed the Company’s RBC ratio to a level consistent with an “AA” ratings objective; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Our failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject us to further examination or corrective action by state insurance regulators. Our failure to maintain our RBC ratio at desired levels could also adversely impact our competitive position. In addition, RBC ratios may impact our credit and claims paying ratings.

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) undertake capital management activities, including reinsurance transactions; (2) limit or curtail sales of certain products and/or restructure existing products; (3) undertake further asset sales or internal asset transfers; (4) seek temporary or permanent changes to regulatory rules; and (5) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

Interest rate fluctuations or prolonged periods of low interest rates could adversely affect our business and profitability and require us to increase reserves and statutory capital.

Our insurance and annuities products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest the cash income from our investments in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive.

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of DAC (as defined below).

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

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, our estimate of the liability cash flow profile may turn out to be inaccurate. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. In addition, certain statutory capital requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Variable annuity products include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. For example, during the third quarter of 2010 we have begun to hedge certain risks associated with our variable annuity products on a basis that does not fully correspond to the associated U.S. GAAP liability. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, insolvencies of insurers in jurisdictions where we write business and other factors affecting our counterparties or the value of their securities could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

Issuers and borrowers whose securities or loans we hold, customers, vendors, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors, including bond insurers, may default on their obligations to us or be unable to perform service functions that are significant to our business due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults, instances of which have occurred in recent periods, could have an adverse effect on our results of operations and financial condition. A downgrade in the ratings of bond insurers could also result in declines in the value of our fixed maturity investments supported by guarantees from bond insurers.

In addition, we use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with a number of counterparties. Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties, including reinsurers, do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

Under state insurance guaranty association laws, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants.

Our profitability may decline if mortality rates, morbidity rates or persistency rates differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, and morbidity rates, or likelihood of sickness, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Results may also vary based on differences between actual and expected premium deposits and withdrawals for these products. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish and carry reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we are required to hold. Marketplace capacity for reserve funding structures may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

We may be required to accelerate the amortization of deferred policy acquisition costs, or DAC, or be required to establish a valuation allowance against deferred income tax assets, either of which could adversely affect our results of operations and financial condition.

Deferred policy acquisition costs, or DAC, represent the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC recorded on our balance sheet to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC for those products for which we amortize DAC in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC that could have an adverse effect on the results of our operations and our financial condition. Significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC is also sensitive to changes in interest rates.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business including the geographic and legal entity source of our income, the ability to generate capital gains from a variety of sources, and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, it may be difficult to value certain of our securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain asset classes that were in active markets with significant observable data become inactive or for which data becomes unobservable due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

We have experienced and may experience additional downgrades in our financial strength or credit ratings. A downgrade or potential downgrade in our financial strength or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered, increase our borrowing costs and/or hurt our relationships with creditors or trading counterparties.

Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow counterparties to terminate derivative agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

Further, a downgrade in our credit or financial strength ratings could result in additional collateral requirements or other required payments under certain agreements, including derivative agreements, which are eligible to be satisfied in cash or by posting securities held by the parties to the agreements.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without notice by any rating agency.

We may not be able to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX, potentially resulting in a negative impact on our capital position or in a need to increase prices and/or reduce sales of term or universal life products.

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. As we continue to underwrite term and universal life business, we expect to have borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. We continue to explore options available to us to fund additional projected reserve growth, including obtaining letters of credit, entering into reinsurance transactions and executing other capital market strategies. However our ability to execute these strategies may depend on market conditions and other factors. If we are unsuccessful in executing these strategies as a result of market conditions or otherwise, this financing need could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position.

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

Competition for personnel in all of our businesses is intense, including for executive officers and management personnel, face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. We devote significant efforts to talent management and development and are subject to the risk that executive, management and other personnel will be hired or recruited by competitors. The loss of personnel could have an adverse effect on our business and profitability.

The adverse market and economic conditions that began in the second half of 2007 have resulted in changes in the competitive landscape. For example, the financial distress experienced by certain financial services industry participants as a result of such conditions, including government mandated sales of certain businesses, may lead to additional favorable acquisition opportunities, although our ability or that of our competitors to pursue such opportunities may be limited due to lower earnings, reserve increases, and a lack of access to debt capital markets and other sources of financing. Such conditions may also lead to changes by us or our competitors in product offerings, product pricing and business mix that could affect our and their relative sales volumes, market shares and profitability. Additionally, the competitive landscape in which we operate may be further affected by the government sponsored programs in the U.S. in response to the dislocations in financial markets. Competitors receiving governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, may obtain pricing or other competitive advantages.

We may experience difficulty in marketing and distributing products through our current and future distribution channels.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us.

When our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harms to our business.

Our business is heavily regulated and changes in regulation may reduce our profitability.

Our business is subject to comprehensive regulation and supervision. The purpose of this regulation is primarily to protect our customers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our business.

The Company is subject to the rules and regulations of the SEC relating to public reporting and disclosure, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for the Company and certain of our affiliates.

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Regulatory Matters” in the Notes to Financial Statements included in this Quarterly Report on Form 10-Q. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable annuity products, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and will subject the Company, our parent and our affiliates to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition.

Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

Prudential Financial will become subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur within a year of Dodd-Frank’s enactment). The FRB will have authority to impose capital requirements Prudential Financial and its subsidiaries (including the Company) after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial five years after Dodd-Frank’s enactment except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over Prudential Financial and its subsidiaries (including the Company) as to their business practices.

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at the company or the scope of the company’s activities could pose a threat to financial stability of the U.S. If so designated, Prudential Financial and/or its subsidiaries (including the Company) would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. The “Collins Amendment” capital requirements referred to above would apply when adopted by the FRB (i.e., the 5-year grandfathering would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits. If Prudential Financial or a subsidiary (such as the Company) were so designated, failure to meet defined measures of financial condition could result in: limits on capital distributions, acquisitions and/or asset growth; requirements for a capital restoration plan and capital raising, limitations on transactions with affiliates, management changes and asset sales; and, if the FRB and the Council determined Prudential Financial (or the designated subsidiary) posed a grave threat to the financial stability of the U.S., further limits on acquisitions or combinations, restrictions on product offerings and/or requirements to sell assets. We cannot predict whether Prudential Financial or a subsidiary will be designated as a Designated Financial Company.

•

Prudential Financial will become, as a savings and loan holding company (and if designated, as a Designated Financial Company), subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. We cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause Prudential Financial or a subsidiary (such as the Company) to alter its business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of its financial strength.

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

•

As a savings and loan holding company, Prudential Financial and its subsidiaries will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended. The Council is to provide recommendations on the implementation of the Volcker Rule within six months of Dodd-Frank’s enactment, and the FRB is to promulgate regulations thereunder within nine months thereafter, and substantial uncertainty as to the rule’s application to our business may exist over this period. The rule becomes effective on the earlier of one year after adoption of regulations or two years after Dodd-Frank’s enactment, and activities and investments must be brought into compliance within two years thereafter, subject to exceptions. We presently believe that the “permitted activities” exceptions to the rule should be interpreted in a manner that does not require us to materially alter our securities trading or investing practices, but there can be no assurance that the regulations promulgated will so provide.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of our affiliate Prudential Global Funding, LLC (“PGF”), Prudential Financial and its insurance subsidiaries (including the Company), which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the CFTC or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial and PGF should not be considered dealers or MSPs subject to the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, clear centrally and post margin, potentially defeating PGF’s key function; if so, Prudential entities (including the Company) might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other insurance products offered by us might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) may be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

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

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, the Company would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. We cannot predict how our creditors or creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact the Company’s or our affiliates’ financing or hedging costs.

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

•	Dodd-Frank includes various securities law reforms that may affect the business practices of the Company and its affiliates and the liabilities and/or exposures associated therewith, including:

•

The SEC is to conduct a study and may impose on registered broker-dealers that provide retail investors personalized investment advice about securities a new standard of conduct the same or similar as the overall standard for investment advisers (i.e. a fiduciary standard). The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

•

Dodd-Frank imposes various assessments on financial companies, including (as applicable Prudential Financial and its subsidiaries) ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the FDIC is to take into account assessments otherwise imposed under state insurance guaranty funds); if Prudential Financial and//or one of its subsidiaries (such as the Company) were to become a Designated Financial Company, assessments to fund a newly-created Office of Financial Research which, among other things, assists the Council; and the costs of the new regulation by the FRB. We are unable to estimate these costs at this time.

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

Under current law, the estate tax is completely eliminated for 2010. Thereafter, the tax is reinstated using the exclusion limit and rates in effect in 2001. It is unclear if Congress will keep current law in place or take action to reinstate the estate tax, possibly retroactively to the beginning of 2010. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher corporate taxes. If such legislation were adopted, our consolidated net income could decline.

The U.S. Treasury Department and the Internal Revenue Service have indicated that they intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulations or legislation, could increase our actual tax expense and reduce our net income.

On February 1, 2010, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLIs, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that are eligible for the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

The large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products is significantly dependent on these characteristics and our ability to continue to generate taxable income, which is taken into consideration when pricing products and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.

Legal and regulatory actions are inherent in our business and could adversely affect our results of operations or financial position or harm our business or reputation.

We are, and in the future may be, subject to legal and regulatory actions in the ordinary course of our business. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Legal liability or adverse publicity in respect of these or future legal or regulatory actions could have an adverse affect on us or cause us reputational harm, which in turn could harm our business prospects.

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Regulatory Matters” in the Notes to Financial Statements included in this Quarterly Report on Form 10-Q. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights with third parties and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, patents, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

We may be subject to claims by third parties for (i) patent, trademark or copyright infringement, (ii) breach of copyright, trademark or license usage rights, or (iii) misappropriation of trade secrets. Any such claims and any resulting litigation could result in significant expense and liability for damages. If we were found to have infringed or misappropriated a third-party patent or other intellectual property right, we could in some circumstances be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material adverse effect on our business and results of operations.

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

Climate change, and its regulation, may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments that we hold. Our current evaluation is that the near term effects of climate change and climate change regulation on the Company are not material, but we cannot predict the long term impacts on us from climate change or its regulation.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies, procedures and controls to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs and the value of business acquired, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, there can be no assurance that these controls and procedures are or may be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incentivize excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control. Further, we face the risk of operational and technology failures by others, including clearing agents, exchanges and other financial intermediaries and of vendors and parties to which we outsource the provision of services or business operations. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. These risks are heightened by our offering of increasingly complex products, such as those that feature automatic asset transfer or re-allocation strategies, and by our employment of complex investment, trading and hedging programs.

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to regulatory sanctions and other claims, lead to a loss of customers and revenues and otherwise adversely affect our business.

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

Date: November 12, 2010