Form 10-K
period 2010-12-31
PRUCO LIFE INSURANCE CO
filed 2011-03-11
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of March 11, 2011, 250,000 shares of the registrant’s common stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 10, 2011, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2010.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

Forward-Looking Statements

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) “reestimates” of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates, or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or U.S. GAAP accounting principles, practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our businesses.

PART 1

Item 1.  Business

Overview

Pruco Life Insurance Company, or the “Company,” or “we”, is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” which in turn is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” Pruco Life Insurance Company was organized in 1971 under the laws of the State of Arizona. It is licensed to sell universal life insurance, variable life insurance, term life insurance, fixed and variable annuities in the District of Columbia, Guam, and in all States except New York.

The Company has three subsidiaries, including one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ,” and two subsidiaries formed in 2009 for the purpose of holding certain commercial loan investments. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis. Two additional subsidiaries formerly owned by the Company for the purpose of acquiring fixed income investments were liquidated in 2009. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell universal life insurance, variable life insurance, term life insurance, fixed and variable annuities only in New Jersey and New York.

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

Competition

Variable and Fixed Annuities

The Company competes with other providers of retirement savings and accumulation products, including other large, well-established insurance and financial services companies. We compete in the individual annuities business primarily based on our ability to offer innovative product features. Our risk management allows us to offer these features and helps to hedge or limit our exposure to certain of the related risks, utilizing a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”). The asset transfer feature, included in the design of certain optional living benefits, transfers assets between variable investments selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond portfolio), according to the static mathematical formula as discussed in more detail below. By transferring assets to the more stable investment, the asset transfer feature helps to reduce our risk associated with the optional living benefit. Our sales have benefited from the impact of market disruptions on some of our competitors, certain of which have either exited the variable annuity marketplace or have implemented product modifications in recent years to increase pricing and scale back product features. Although we have implemented similar modifications, we believe our modified product offerings have remained competitively positioned. While new competitors are entering the market and others have become more aggressive in product design and pricing, we believe our product offerings and differentiated risk management strategies will continue to provide us with an attractive risk and profitability profile, as all currently-offered optional living benefit features include the asset transfer feature and most sales include the highest daily guaranteed contract value feature which is described below. In addition to our product features, we also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities.

Life Insurance

The Company competes with large, well-established life insurance companies. In the markets for our products, we compete primarily based on price, service, distribution channel relationships, brand recognition and financial stability. Due to the large number of competitors, price competition is strong. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies, the timing of and our ability to utilize tax deductions associated with statutory reserves, product designs which impact the amount of statutory reserves and the associated tax deductions, and the level of and pace of changes in interest rates. The current environment of low interest rates and volatile equity markets has resulted in a greater demand for general account whole life products across the industry which we no longer offer.

Products

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

As a result of the launch of the Company’s new product line in March 2010, an affiliated company, the Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities.

The Company offers variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). These guarantees may include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods. Our latest optional living benefits guarantee, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This highest daily guaranteed contract value is accessible through periodic withdrawals for the life of the contractholder, and not as a lump-sum surrender value.

Our variable annuity investment options provide our customers with the opportunity to invest in proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The investments made by customers in the proprietary and non-proprietary mutual funds generally represent separate account interests that provide a return linked to an underlying investment portfolio. The general account investments made in the fixed rate accounts are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity. Based on the contractual terms, the market value adjustment can be positive, resulting in an additional amount for the contractholder, or negative, resulting in a deduction from the contractholder’s account value or redemption proceeds.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The rate of return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as the aforementioned asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Reinsurance, Ltd. (“Pruco Re”). Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in Pruco Re, the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature and the impact of risks that are not able to be hedged.

As of December 31, 2010 approximately $29.1 billion or 80% of total variable annuity account values contain a living benefit feature, compared to approximately $12.0 billion or 64% as of December 31, 2009. As of December 31, 2010 approximately $24.2 billion or 83% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $7.2 billion or 60% as of December 31, 2009. The increase in account values with living benefits and the asset transfer feature reflects the impact of the launch of our new product line, discussed above. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholder’s total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure, and the exposure of the contractholder’s account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, in the low interest rate environment, management of the Company and the reinsurance affiliate do not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target continues to be grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. Consistent with sound risk management practices, management of the Company and the reinsurance affiliate evaluate hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact.

In the second quarter of 2009, we began the expansion of the Company’s hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios.

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 26% of our net individual life insurance in force at December 31, 2010. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of the Company’s insurance profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by unfavorable equity market performance may occur on a quarter lag with the market risk during this period being borne by the Company.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 64% of our net individual life insurance in force at December 31, 2010, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force. This results from uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represent 10% of our net individual life insurance in force at December 31, 2010. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

The Company’s profits from universal life insurance are impacted by mortality and expense margins, interest spread on policyholder funds as well as the net interest spread on capital management activities related to a portion of the statutory reserves associated with these products.

Across all of our life insurance products we offer a living benefits option that allows the policy owner to receive a portion of the life insurance benefit if the insured is diagnosed with a terminal illness, or permanently confined to a nursing home, in advance of death of the insured, to use as needed. The remaining death benefit will be paid to the beneficiary upon the death of the insured. We also have a variety of settlement and payment options for the settlement of life insurance claims in addition to lump sum checks, including placing benefits in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries.

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

Prudential Agent product sales are primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. Other than certain training allowances or salary paid at the beginning of their employment, we pay Prudential Agents on a commission basis for the products they sell. In addition to commissions, Prudential Agents receive employee benefits, including medical and disability insurance, an employee savings program and qualified retirement plans.

Underwriting and Pricing

Annuities

We earn asset management and other fees determined as a percentage of the average assets of the proprietary mutual funds in our variable annuity products. We also earn mortality and expense fees and other fees for various insurance-related options and features, including optional guaranteed death and living benefit features, based on average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive fees from certain affiliated and unaffiliated underlying mutual funds (or their affiliates) for administrative services that we perform. We price our variable annuities, including optional guaranteed death and living benefits, based on an evaluation of the risks assumed and considering applicable hedging costs. We price our fixed annuities as well as the fixed rate accounts of our variable annuities based on assumptions as to investment returns, expenses and persistency. Competition also influences our pricing. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed rate accounts of our variable annuities. For assets transferred to a fixed rate account in the general account pursuant to the asset transfer feature discussed above, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years.

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

Our operating results are impacted by changes in interest rates. We routinely update the interest crediting rates that we credit to policyholder accounts on our universal life policies and on the fixed account of our variable life policies, which are both subject to contractual minimum rates. In resetting these rates, we consider the returns on our portfolios supporting these policies, current interest rates, the competitive environment and our profit objectives. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our policyholder accounts. We seek to mitigate interest rate risks, including those associated with the current low interest rate environment, with active asset/liability matching portfolio management. For term life products, interest rate assumptions used to calculate reserves are fixed at the policy issue date and subsequent declines in portfolio yields have an immediate impact on product profitability.

Reserves

We establish and carry as liabilities actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force life and annuity policies, including the death benefit and living benefit guarantee features associated with some of these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal rates, mortality and morbidity rates, as well as margins for adverse deviation. For certain products, such as term and universal life, we are required to hold statutory reserves in excess of these liabilities. In these circumstances we engage in capital management activities to reduce the financial and pricing impact of carrying a portion of these excess statutory reserves. For universal and variable life insurance contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, expenses and mortality charges. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on management’s expectation of how a market participant would value these embedded derivative liabilities. These features are generally reinsured with an affiliated company. For universal and variable life insurance and fixed and variable annuity contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest and/or fund performance, less withdrawals, and all applicable mortality and expense charges.

Reinsurance

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Life Insurance Company of Taiwan Inc., Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Pruco Re, Prudential Arizona Reinsurance III Company, or “PAR III” and Prudential Arizona Reinsurance Term Company, or “PAR TERM” and unaffiliated companies in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such inability of reinsurers to meet their obligation is considered to be remote.

Since 2000, we have reinsured the majority of the mortality risk we assume under our newly sold individual life insurance products and the maximum amount of mortality risk we may retain on any life is $100,000. See Note 13 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

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

Effective with the annual reporting period ending December 31, 2010, the NAIC adopted revisions to the Annual Financial Reporting Model Regulation, or the Model Audit Rule, related to auditor independence, corporate governance and internal control over financial reporting. The adopted revisions require that we file reports with state insurance departments regarding our assessment of internal controls over financial reporting.

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

Insurance Reserves

State insurance laws require us to analyze the adequacy of our reserves annually. Our actuaries must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

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

State Securities Regulation

In certain states, our variable life insurance and variable annuity products are considered “securities” within the meaning of state securities laws. As securities, these products may be subject to certain requirements. Also, sales activities with respect to these products generally are subject to state securities regulation. Such regulation may affect investment advice, sales and related activities for these products.

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

Tax Legislation

Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract. Congress from time to time considers legislation that could make our products less attractive to consumers, including legislation that would reduce or eliminate the benefit of this deferral on some annuities and insurance products, as well as other types of changes that could reduce or eliminate the attractiveness of annuities and life insurance products to consumers such as changes to estate tax. The estate tax was eliminated for 2010, but modified carryover basis rules applied for property acquired from decedent’s dying in that year. The estate tax has been reinstated through 2012 with a $5 million individual exemption, a 35% maximum rate and step-up in basis rules for property acquired from a decedent. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. It is unclear what Congress will do with respect to the estate tax after 2012.

Legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through regulations the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce our consolidated net income.

There is generally uncertainty regarding US taxes both for individuals and corporations in light of the fact that many provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the US Tax Code. In addition, Congress plans to hold a number of hearings during 2011 devoted to tax reform. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

The products we sell have different tax characteristics, in some cases generating tax deductions. The level of profitability of certain of our products are significantly dependent on these characteristics and our ability to continue to generate taxable income, which are taken into consideration when pricing products. Accordingly, a change in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing and returns.

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

Holding Company Regulation

We are subject to the Arizona insurance holding company law which requires us to register with the insurance department and to furnish annually financial and other information about the operations of the Company. Generally, all transactions with affiliates that affect the Company must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the Arizona insurance department.

Most states, including the states in which our U.S. insurance companies are domiciled, have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company. Laws such as these that apply to us prevent any person from acquiring control of Prudential Financial or of our insurance subsidiaries unless that person has filed a statement with specified information with the insurance regulators and has obtained their prior approval. Under most states’ statutes, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires 10% or more of the voting securities of Prudential Financial without the prior approval of the insurance regulators of the states in which our U.S. insurance companies are domiciled will be in violation of these states’ laws and may be subject to injunctive action requiring the disposition or seizure of those securities by the relevant insurance regulator or prohibiting the voting of those securities and to other actions determined by the relevant insurance regulator.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The International Association of Insurance Supervisors (the “IAIS) and the National Association of Insurance Commissioners (the “NAIC”) have promulgated model laws for adoption internationally and in the United States that would provide for “group wide” supervision of Prudential Financial as an insurance holding company in addition to the current regulation of Prudential Financial’s insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial.

In addition, many state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Prudential Financial may require prior notification in those states that have adopted pre-acquisition notification laws.

Other Business Regulation

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. We are currently being examined by a third party auditor on behalf of 30 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which effects comprehensive changes to the regulation of financial services in the United States and subjects us to substantial additional federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process anticipated to occur over the next few years. We cannot predict with any certainty the results of the studies or the requirements of the regulations ultimately adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

Prudential Financial will become subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur July 21, 2011). The FRB will have authority, among other powers, to impose capital requirements on Prudential Financial after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial on July 21, 2015 (five years after Dodd-Frank’s enactment) except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. The risk-based capital requirements currently applicable to most bank holding companies and insured depository institutions are based on the 1988 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”); U.S. federal bank regulatory agencies have also adopted new risk-based capital guidelines for large, internationally active banking organizations based on revisions to Basel I issued by the Basel Committee in 2004 (“Basel II”). In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by U.S. regulation and fully phased-in, will require bank holding companies and insured depository institutions to maintain substantially more capital, with a greater emphasis on common equity, and to comply with liquidity coverage and net stable funding standards, including the imposition of a counter-cyclical capital buffer. The “Collins Amendment” requires the FRB to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the FRB published for comment proposed regulations implementing this requirement, including a proposal to permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies such as Prudential Financial. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over us as to the Company’s business practices.

•

Dodd-Frank establishes a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards (a “Designated Financial Company”) if the Council determines that material financial distress at Prudential Financial or the scope of Prudential Financial’s activities could pose a threat to financial stability of the U.S. If so designated, Prudential Financial would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. The “Collins Amendment” capital requirements referred to above would apply when adopted by the FRB (i.e., the 5-year grandfathering would no longer be available). The FRB could also require the issuance of capital securities automatically convertible to equity in the event of financial distress, require enhanced public disclosures to support market evaluation of risk profile and impose short-term debt limits. If Prudential Financial or a subsidiary were so designated, failure to meet defined measures of financial condition could result in: limits on capital distributions, acquisitions and/or asset growth; requirements for a capital restoration plan and capital raising; limitations on transactions with affiliates; management changes and asset sales; and, if the FRB and the Council determined Prudential Financial (or the designated subsidiary) posed a grave threat to the financial stability of the U.S., further limits on acquisitions or combinations, restrictions on product offerings and/or requirements to sell assets. In January 2011, the Council published for comment proposed regulations setting forth the criteria by which it will determine Designated Financial Companies. We cannot predict whether Prudential Financial or a subsidiary will be designated as a Designated Financial Company.

•

Prudential Financial will become, as a savings and loan holding company (and if designated as a Designated Financial Company), subject to stress tests to be promulgated by the FRB in consultation with the newly-created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, Prudential Financial has the capital necessary to absorb losses as a result of adverse economic conditions. We cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

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

•

As a savings and loan holding company, Prudential Financial Inc. will become subject to the “Volcker Rule” provisions of Dodd-Frank prohibiting, subject to the rule’s exceptions, “proprietary trading” and the sponsorship of, and investment in, funds (referred to in Dodd-Frank as hedge funds or private equity funds) that rely on certain exemptions from the Investment Company Act of 1940, as amended (collectively, “covered funds”). In January 2011, the Council provided recommendations on the implementation of the Volcker Rule, and the FRB is to promulgate regulations thereunder within nine months thereafter. The rule becomes effective on the earlier of one year after adoption of regulations or July 21, 2012 (two years after Dodd-Frank’s enactment), and activities and investments must be brought into compliance within two years thereafter, subject to exceptions. We presently believe that the “permitted activities” exceptions to the rule should be interpreted in a manner that does not require our insurance subsidiaries to materially alter their securities trading or investing practices, but there can be no assurance that the regulations promulgated will so provide. The Council recommendations expressly direct the FRB and other agencies to consider whether the “permitted activities” exception should apply to separate account investments. Further, the Council stated that the agencies will need to consider a process to assess insurance company investment laws since the Volcker Rule’s “permitted activities” for insurers are conditioned on the banking agencies, after consultation with the Council and state insurance regulators, not having jointly determined a state’s laws insufficient to protect the insurer’s safety and soundness or the financial stability of the U.S. If the Volcker Rule were interpreted to prohibit insurance company investments’ in covered funds, or to apply the aggregate limit of 3% of Tier 1 capital to Prudential Financial Inc.’s coinvestment in covered funds sponsored by our Prudential Real Estate Investors (PREI), Prudential Investment Management (PIM) or other operations, Prudential Financial, Inc. insurance subsidiaries such as the Company could be required to dispose of covered fund investments. Furthermore, our PREI and PIM investment covered funds in which we coinvest (in both insurance and non-insurance subsidiaries) which are directly affected by the Volcker Rule prohibitions which, among other things, limit permanent investment by a sponsoring company in any one fund to no more than 3% of fund capital, limit covered fund marketing except to bona fide trust, fiduciary or investment advisory customers, prohibit covered transactions between a fund and the sponsoring company and prohibit the use of the sponsoring company’s name in the fund’s name. It is possible that regulations with respect to the foregoing provisions could require us to dispose of covered fund investments, significantly alter our business practices in these operations and/or diminish the attractiveness of our covered fund products to clients. If Prudential Financial were a Designated Financial Company but not a savings and loan holding company, the foregoing prohibitions would not apply but Prudential Financial could be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, covered funds. In addition, actions taken by other financial entities in response to the Volcker Rule could potentially negatively affect the market for, returns from or liquidity of our investments in covered funds affiliated with such other financial entities.

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, with all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. While we believe Prudential Financial and PGF and our insurance subsidiaries should not be considered dealers or MSPs subject to the capital and margin requirements, the final regulations adopted could provide otherwise, which could substantially increase the cost of hedging and the related operations. A determination by the Secretary of the Treasury not to exclude foreign currency swaps and forwards from the foregoing requirements also could have that result. PGF intermediates swaps between Prudential entities (other than PFI) and third parties, and it is possible that PGF’s standardized intra-Company transactions might be required to be executed through an exchange, cleared centrally with posted margin, potentially defeating PGF’s key function; if so, Prudential entities might directly enter into swaps with third parties, potentially increasing the economic costs of hedging. The SEC and CFTC are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and banking institutions (with which we enter into a substantial portion of our derivatives) will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions. The affiliates through which these institutions will conduct their OTC derivatives businesses might be less creditworthy than the depository institutions themselves, and “netting” of counterparty exposures with non-banks will not be allowed, potentially affecting the credit risk these counterparties pose to us and the degree to which we or an affiliate are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank establishes a Federal Insurance Office within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office will perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and making recommendations to the Council regarding insurers (potentially including the Company) to be designated for stricter regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

•

Dodd-Frank authorizes the FRB to require a savings and loan holding company or a Designated Financial Company to place its financial activities in an intermediate holding company separate from non-financial activities (as defined for purposes of the Bank Holding Company Act) and imposes restrictions on transactions between the two businesses. While our non-financial activities are relatively minor, the imposition of such a requirement on us could be burdensome and costly to implement. Dodd-Frank directs the U.S. Government Accountability Office to study and report to Congressional committees within eighteen months of Dodd-Frank’s enactment regarding the adequacy of the federal regulatory framework which permits savings and loan holding companies to engage in non-financial activities and the consequence of prohibiting such activities.

•

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if – as is true with respect to Prudential Financial – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, our U.S. insurance subsidiaries would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination.

However, our non-insurance U.S. subsidiaries engaged in financial activities would be subject to any special orderly liquidation process so commenced. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

•

Dodd-Frank establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes, with rule-making and enforcement authority over unfair, deceptive or abusive practices. Insurance products and services are not within the CFPB’s general jurisdiction, and broker-dealers and investment advisers are not subject to the CFPB’s jurisdiction when acting in their registered capacity. Retirement service providers such as us could become subject to the CFPB’s jurisdiction, but only if the Department of Labor and the Department of the Treasury agree. Otherwise, we believe we offer a very limited number of products subject to CFPB regulation and the impact of Dodd-Frank on our operations in this regard should not be material; however, it is possible that the regulations promulgated by the CFPB will assert jurisdiction more expansively than we anticipate.

•	Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith, including:

•

In January 2011, the SEC staff issued a study that recommends that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities, consider harmonization of the regulation applicable to investment advisers and broker dealers functions taking into account the best elements of each regime and conduct rulemakings or provide guidance to facilitate the implementation of a federal fiduciary standard of care. The SEC staff study acknowledges that Dodd-Frank provides that the offering of proprietary products would not be a per se violation of any new standard of care and that broker-dealers selling proprietary or a limited range of products could be permitted to make certain disclosures about their limited product offerings and obtain customer consents or acknowledgements.

•

The SEC and other regulators are required to promulgate regulations requiring the securitizer, and possibly the originator, of certain asset-backed securities to retain at least 5% of the credit risk of securities sold, which may apply to activities of our investment management segment if the regulations promulgated treat us as a securitizer or an originator.

•

Dodd-Frank imposes various assessments on financial companies, including: ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the FDIC is to take into account assessments otherwise imposed under state insurance guaranty funds); if Prudential Financial were to become a Designated Financial Company, assessments to fund a newly-created Office of Financial Research which, among other things, assists the Council; and assessments for the costs of new regulation by the FRB. We are unable to estimate these costs at this time.

We cannot predict with any certainty whether these possible outcomes will occur or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets for this segment can be found on the Company’s Statements of Financial Position as of December 31, 2010 and 2009 and Statements of Operations and Comprehensive Income for the years ended December 31, 2010, year ended December 31, 2009, and year ended December 31, 2008. The Company’s total assets as of December 31, 2010, 2009, and 2008 were $59.5 billion, $39.1 billion, and $31.0 billion, respectively. Revenues and assets are generated from the Company’s life insurance and annuity plan product offerings.

Employees

The Company has no employees. Services to the Company are provided by employees of Prudential Insurance.

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

•

Hedging instruments we and our affiliates hold to manage product and other risks might not perform as intended or expected resulting in higher realized losses and unforeseen cash needs. Market conditions can limit availability of hedging instruments and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. We execute our hedges through an affiliate that, in turn, may execute hedges with unaffiliated counterparties. Accordingly, our hedging strategies depend on the performance of this affiliate and on the performance of its unaffiliated counterparties to such hedges. These unaffiliated counterparties may fail to perform for various reasons resulting in unhedged exposures and losses on uncollateralized positions.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses, the latter especially if we were to need to sell a significant amount of investments under such conditions. For example, a widening of credit spreads increases the net unrealized loss position of our investment portfolio and may ultimately result in increased realized losses. Values of our investments and derivatives can also be impacted by reductions in price transparency, changes in assumptions or inputs we use in estimating fair value and changes in investor confidence and preferences, potentially resulting in higher realized or unrealized losses. Volatility can make it difficult to value certain of our securities if trading becomes less frequent. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial condition.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the low interest rate environment or other factors, with a possible negative impact on our overall results. The consequences of holding cash for long periods of time may result in increased purchase of derivatives for duration management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

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

Adverse capital market conditions have affected and may affect in the future the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses and interest on our debt and replace certain maturing debt obligations. The principal sources of our liquidity are insurance premiums, annuity considerations, cash flow from our investment portfolio, and fees from separate account assets. Sources of liquidity in normal markets also include debt instruments, including securities lending, repurchase agreements and commercial paper.

Disruptions, uncertainty and volatility in the financial markets limited and, to the extent they persist or recur, may limit in the future our access to capital required to operate our business. These market conditions may in the future limit our ability to replace, in a timely manner, maturing debt obligations and access the capital necessary to grow our business or replace capital withdrawn by customers. As a result, under such conditions we may be forced to delay raising capital, bear an unattractive cost of capital or be unable to access capital at any price, which could decrease our profitability and significantly reduce our financial flexibility. Actions we might take to access financing may in turn cause rating agencies to reevaluate our ratings. Our ability to borrow funds from our affiliates through their commercial paper borrowings or otherwise may also be dependent upon market conditions. Our internal sources of liquidity may prove to be insufficient.

The Risk Based Capital, or RBC, ratio is a primary measure by which we and state insurance regulators evaluate our capital adequacy. We have managed the Company’s RBC ratio to a level consistent with their rating objectives; however, rating agencies take into account a variety of factors in assigning ratings in addition to RBC levels. RBC is determined by statutory rules that consider risks related to the type and quality of the invested assets, insurance-related risks associated with our products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of our statutory capitalization. Our failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject us to further examination or corrective action by state insurance regulators. Our failure to maintain our RBC ratio at desired levels could also adversely impact our competitive position. In addition, RBC ratios may impact our credit and claims paying ratings.

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

Financial strength ratings, which are sometimes referred to as “claims-paying” ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy, and are important factors affecting public confidence in an insurer and its competitive position in marketing products. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow our affiliated counterparty to terminate derivative agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in our credit or financial strength ratings may affect the fair value of our liabilities.

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

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred policy acquisition costs (as defined below).

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

Certain of our products, including our variable annuity products include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our reinsurance affiliates may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliate sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. For example, during the third quarter of 2010 we and our reinsurance affiliate have begun to hedge certain risks associated with variable annuity products on a basis that does not fully correspond to the associated U.S. GAAP liability. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates results of operations, financial condition or liquidity.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and our derivative instrument counterparty, downgrades in the ratings of securities we hold or of bond insurers, insolvencies of insurers in jurisdictions where we write business and other factors affecting our counterparties or the value of their securities could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

In addition, we and our reinsurance affiliate use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We and our reinsurance affiliate enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with an affiliate. Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties, including reinsurers, do not pay us. This is a more pronounced risk to us in view of the recent stresses suffered by financial institutions. Such defaults could have a material adverse effect on our financial condition and results of operations.

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

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. For example, equity market declines in the fourth quarter of 2008 caused a significant increase in the level of statutory reserves and statutory capital we were required to hold in relation to our Individual Annuities business. We finance uneconomic reserves associated with our Individual Life business. Marketplace capacity for reserve funding structures may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

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

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, the ability to generate capital gains from a variety of sources, and tax planning strategies. If based on available information, it is more likely than not that the deferred income tax asset will not be realized then a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

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

The NAIC has adopted a Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting Guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The Regulation and supporting Guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive, and we have implemented reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. As we continue to underwrite term and universal life business, we expect our reinsurance affiliates to have borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. Our reinsurance affiliates continue to explore options available to fund additional projected reserve growth, including obtaining letters of credit, entering into reinsurance transactions and executing other capital market strategies. However the ability to execute these strategies may depend on market conditions and other factors. If unsuccessful in executing these solutions as a result of market conditions or otherwise, this financing need could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position.

Intense competition, including the impact of government sponsored programs and other actions on us and our competitors, could adversely affect our ability to maintain or increase our market share or profitability.

In each of our businesses we face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, in many businesses, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and claims-paying and credit ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims-paying or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations.

Competition for personnel in all of our businesses is intense, including for executive officers and management personnel, face-to-face sales personnel, desirable non-affiliated distribution channels and our investment managers. We devote significant efforts to talent management and development and are subject to the risk that executive, management and other personnel will be hired or recruited by competitors. The loss of key personnel could have an adverse effect on our business and profitability.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations or financial condition. For a discussion of material pending litigation and regulatory matters, see “Contingent Liabilities and Regulatory Matters” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. Regulatory capital requirements based on scenario testing have already gone into effect for variable and certain fixed annuity products, and new reserving requirements for these products were implemented as of the end of 2009. The timing and extent of further changes to the statutory reporting framework are uncertain.

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

Key aspects we have identified to date of Dodd-Frank’s potential impact on the Company, our parent and our affiliates include:

•

Prudential Financial will become subject, as a savings and loan holding company, to regulation by the Board of Governors of the Federal Reserve System (“FRB”) after the transfer to the FRB of the existing authority of the Office of Thrift Supervision (expected to occur within a year of Dodd-Frank’s enactment). The FRB will have authority, among other powers, to impose capital requirements Prudential Financial and its subsidiaries (including the Company) after the transfer date. Pursuant to the “Collins Amendment” included in Dodd-Frank, the FRB must establish minimum leverage and risk-based capital requirements for savings and loan holding companies (including Prudential Financial) and other institutions that are not less than those applicable to insured depository institutions. These requirements will become generally applicable to Prudential Financial five years after Dodd-Frank’s enactment except, for purposes of calculating Tier 1 capital, new issuances of debt and equity capital will be immediately subject to the requirements. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations. We cannot predict how the FRB will exercise general supervisory authority over Prudential Financial and its subsidiaries (including the Company) as to their business practices.

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

•

The SEC has issued a study and may impose on registered broker-dealers that provide retail investors personalized investment advice about securities a new standard of conduct the same or similar as the overall standard for investment advisers (i.e. a fiduciary standard). The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

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

For example, the estate tax was completely eliminated for the year 2010; however, certain carryover basis rules applied. The tax has been reinstated through 2012 with a $5 million per individual exemption, a 35% maximum rate and step up in basis rules. Estates of decedents who died in 2010 can choose between the rules that were in effect in 2010 or the new rules. It is unclear what Congress will do after 2012. This uncertainty makes estate planning difficult and may impact sales of our products.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

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

On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, the Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLIs, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that are eligible for the DRD. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

There is generally uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President’s bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. tax code. In addition, Congress will be holding a number of hearings throughout the year devoted to tax reform. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However even in the absence of overall tax reform, the large federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. This can be accomplished either by raising rates or otherwise changing the tax rules. While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Contingent Liabilities and Regulatory Matters” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

We may not be able to protect our intellectual property and may be subject to infringement claims.

We rely on a combination of contractual rights with third parties and copyright, trademark and trade secret laws to establish and protect our intellectual property. Although we endeavor to protect our rights, third parties may infringe or misappropriate our intellectual property. We may have to litigate to enforce and protect our copyrights, trademarks, trade secrets and know-how or to determine their scope, validity or enforceability. This would represent a diversion of resources that may be significant and our efforts may not prove successful. The inability to secure or protect our intellectual property assets could have a material adverse effect on our business and our ability to compete.

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

Our policies, procedures and controls to monitor and manage risks, including hedging programs that utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company uses models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of deferred acquisition costs, and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

Past or future misconduct by our employees or employees of our vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm and the precautions we take to prevent and detect this activity may not be effective in all cases. Although we employ controls and procedures designed to monitor associates’ business decisions and prevent us from taking excessive or inappropriate risks, there can be no assurance that these controls and procedures are or may be effective. We review our compensation policies and practices as part of our overall risk management program, but it is possible that our compensation policies and practices could inadvertently incent excessive or inappropriate risk taking. If our associates take excessive or inappropriate risks, those risks could harm our reputation and have a material adverse effect on our results of operations or financial condition.

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

Item 3.  Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our business, including class action lawsuits. Our pending legal and regulatory actions may include proceedings specific to us and proceedings generally applicable to business practices in the industry in which we operate. We are subject to class action lawsuits and individual lawsuits involving a variety of issues, including sales practices, underwriting practices, claims payment and procedures, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, return of premiums or excessive premium charges and breaching fiduciary duties to customers. We are subject to litigation involving commercial disputes with counterparties or partners and class action lawsuits and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers, mishandled customer accounts or breached fiduciary duties to customers. We may be a defendant in, or be contractually responsible to third parties for, class action lawsuits and individual litigation arising from our operations, including claims for breach of contract. We are also subject to litigation arising out of our general business activities, such as our investments, contracts, leases and labor and employment relationships, including claims of discrimination and harassment and could be exposed to claims or litigation concerning certain business or process patents. Regulatory authorities from time to time make inquiries and conduct investigations and examinations relating particularly to us and our products. In addition, we, along with other participants in the businesses in which we engage, may be subject from time to time to investigations, examinations and inquiries, in some cases industry-wide, concerning issues or matters upon which such regulators have determined to focus. In some of our pending legal and regulatory actions, parties may seek large and/or indeterminate amounts, including punitive or exemplary damages. The outcome of a litigation or regulatory matter, and the amount or range of potential loss at any particular time, is often inherently uncertain.

Material pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, are discussed within Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K, under “—Litigation and Regulatory Matters.”

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

Management’s narrative addresses the financial condition of Pruco Life Insurance Company as of December 31, 2010, compared with December 31, 2009, and its results of operations for the years ended December 31, 2010 and 2009.

Overview

The Company sells universal life insurance, variable life insurance, term life insurance and variable annuities, primarily through third party distributors in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure, as the legal barriers that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position.

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in the Company. In general, the new product line offers the same optional living benefits and optional death benefits as offered by PALAC’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, PALAC will continue to accept subsequent purchase payments on in force contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

Industry Trends

Our businesses are impacted by financial markets, economic conditions, regulatory oversight, and a variety of trends that affect the industries where we compete.

Financial and Economic Environment. Our businesses and results of operations are impacted by general economic and market conditions and are sensitive to changes in equity markets and interest rates. The adverse market and economic conditions that began in the second half of 2007 have improved, with equity and fixed income markets continuing to recover. Interest rates and the pace and extent of changes in rates have impacted the profitability of certain products we offer as well as returns on the investment portfolio backing our insurance liabilities and equity.

Regulatory Environment. Our businesses are subject to comprehensive regulation and supervision. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks applicable to our businesses. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 made comprehensive changes to the regulation of financial services in the U.S. and subjects us to substantial additional federal regulation. In addition, state insurance laws regulate all aspects of our businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements. In addition, Congress from time to time considers legislation impacting U.S. federal income tax laws, such as the possible elimination of the dividends received deduction, which could adversely impact profitability or make our products less attractive to consumers.

Demographics. Income protection, wealth accumulation and the needs of retiring baby boomers continue to shape the insurance industry. Retirement security is one of the most critical issues in the U.S. for individuals and the investment professionals and institutions that support them. The risk and responsibility of retirement savings continues to shift to employees, away from the government and employers. Life insurance ownership among U.S. households has reached its lowest point in fifty years, with consumers citing other financial priorities and cost of insurance as reasons for the lack of coverage.

Competitive Environment. Our annuities business operates in a highly competitive environment. Market volatility in recent years has led many companies within the industry to reduce risk in product features and increase costs. In addition, some peer companies have either exited the variable annuity marketplace or substantially reduced product features. We believe our innovative product offerings have increased our competitiveness, thus increasing our sales. As a result of the launch of the Company’s new product line in March 2010, an affiliated company, the Prudential Annuities Life Assurance Corporation, ceased selling variable annuity products. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities. Most of our new variable annuity sales, as well as a significant portion of our in force business, where an optional living benefit has been elected, include an asset transfer feature, which is valued in the marketplace.

The individual life market is mature and, due to the large number of competitors, competition is driven mainly by price and service. The economy has exacerbated pressure on pricing, creating an even greater challenge of maintaining pricing discipline. This has negatively impacted our individual life sales, in an industry which has shifted toward non-proprietary distribution channels, which are more price sensitive than proprietary distribution channels.

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

Profitability

The Company’s profitability depends principally on its ability and Prudential Insurance’s ability to price and manage risk on insurance products, to attract and retain customer assets, and to manage expenses. Specific drivers of our profitability include:

•	our ability to manufacture and distribute products and services and to introduce new products that gain market acceptance on a timely basis;

•	our ability to price our insurance products at a level that enables us to earn a margin over the cost of providing benefits and the expense of acquiring customers and administering those products;

•	our mortality and morbidity experience on individual life insurance and annuity products, including the extent and cost of reinsurance, which can fluctuate significantly from period to period;

•	our persistency experience, which affects our ability to recover the cost of acquiring new business over the lives of the contracts;

•	our cost of administering insurance contracts and providing asset management products and services;

•	our ability to manage and control our operating expenses, including overhead expenses;

•	our returns on invested assets, including the impact of credit losses, net of the amounts we credit to policyholders’ accounts;

•	the amount of our assets under management and changes in their fair value, which affect the amount of asset administration fees we receive;

•	our ability to generate favorable investment results through asset/liability management and strategic and tactical asset allocation

•	our credit and financial strength ratings;

•	our ability to effectively utilize our tax capacity; and

•	our reinsurance affiliates’ ability to manage risk and exposures, including the degree to which, and the effectiveness of, hedging these risks and exposures.

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. These costs include primarily commissions, costs of policy issuance and underwriting, and variable field office expenses that are incurred in producing new products. In addition, we also defer costs associated with sales inducements related to our variable annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about our deferred sales inducements, see Note 7 to the Consolidated Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements (“DSI”), over the expected lives of the contracts, based on our estimates of the level and timing of gross profits or gross premiums, depending on the type of contract. As described in more detailed below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits or gross premiums. As of December 31, 2010, DAC for our life products was $1.7 billion and DAC for our annuity products was $1.7 billion. As of December 31, 2010, DSI was $538 million, related entirely to our annuity products.

Amortization methodologies

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

DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts is amortized over the expected life of these policies in proportion to gross profits. DAC and DSI are also subject to recoverability testing which we perform at the end of each reporting period to ensure that each balance does not exceed the present value of estimated gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations.”

Total gross profits include both actual experience and estimates of gross profits for future periods. We regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the effects of our actual gross profits and changes in our assumptions regarding estimated future gross profits. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, quarterly adjustments for current period experience and quarterly adjustments for market performance related adjustments. Each of these adjustments is further discussed below in “- Annual assumptions review and quarterly adjustments.”

In addition to the gross profit components mentioned above, we also include the impact of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization, including any impacts that are recorded in the reinsurance affiliate. Historically, we also included the impact of these embedded derivatives and related hedging activities, excluding the impact of the market-perceived risk of our own non-performance, in our total gross profits used to determine the DAC and DSI amortization rates. In the third quarter of 2010, the hedging strategy of the Company and our reinsurance affiliate was revised, which resulted in a change in how certain gross profit components are used to determine the DAC and DSI amortization rates. For additional information regarding the change in hedging strategy see “Item 1. Business – Products.” As of the third quarter of 2010, management’s best estimate of the total gross profits associated with these optional living benefit features and related hedge positions is based on the updated hedge target definition However, total gross profits for these purposes includes the difference between the value of the hedge target liability and asset value only to the extent this net amount is determined by management to be other than temporary, as well as the impact of assumption updates on the valuation of the hedge target liability. The determination of whether the difference between the value of the hedge target liability and asset value is other-than-temporary is based on an evaluation of the effectiveness of the hedge program. Management generally expects differences between the value of the hedge target liability and asset value to be temporary and to reverse over time. Such differences would not be included in total gross profits for purposes of determining the amortization rates. However, based on the effectiveness of the hedge program, management may determine that the difference between the value of the hedge target liability and the asset value is other-than-temporary and would include that amount in management’s best estimate of total gross profits for setting the DAC and DSI amortization rates. Management may also decide to temporarily hedge to an amount that differs from the target hedge definition, given overall capital considerations of our ultimate parent, Prudential Financial and its subsidiaries, as a whole, and prevailing market conditions. The impact from temporarily hedging to an amount that differs from the hedge target definition, as well as the results of the capital hedge program we began in the second quarter of 2009 and modified in 2010, are not considered in calculating total gross profits used to determine amortization rates nor included in actual gross profits used in calculating current period amortization.

Annual assumptions review and quarterly adjustments

Annually, during the third quarter, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Although we review these assumptions on an ongoing basis throughout the year, we generally only update these assumptions and adjust the DAC and DSI balances during the third quarter, unless a material change that we feel is indicative of a long term trend is observed in an interim period. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse experience and other contractholder behavior assumptions, mortality, and revisions to expected future rates of returns on investments. We expect these assumptions to be the ones most likely to cause potential significant changes in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

The quarterly adjustments for current period experience referred to above reflect the impact of differences between actual gross profits for a given period and the previously estimated expected gross profits for that period. To the extent each period’s actual experience differs from the previous estimate for that period, the assumed level of total gross profits may change. In these cases, we recognize a cumulative adjustment to all previous periods’ amortization, also referred to as an experience true-up adjustment.

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the fees we earn and decrease the costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, resulting in higher expected future gross profits and lower DAC and DSI amortization for the period. The opposite occurs when returns are lower than our expectations.

The near-term future rate of return assumptions used in evaluating DAC and DSI are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets grow at the long-term expected rate of return for the entire period. If the projected future rate of return over a four year period is greater than our maximum future rate of return, we use our maximum future rate of return. As of December 31, 2010, our long-term expected blended rates of return across all asset types for variable annuity products and variable life policies range from is 7.5% to 7.9% per annum, and reflect among other assumptions, an expected rate of return of 9.3% per annum for equity type assets and a 5.7% annual weighted average rate of return on fixed income investments. Unless there is a sustained interim deviation, our long-term expected rate of return assumptions generally are not impacted by short-term market fluctuations. As of December 31, 2010, our current maximum blended future rates of return under the reversion to the mean approach for variable annuities products and variable life policies was 9.9% and 9.8% per annum, respectively. Included in this blended maximum future rate are assumptions for returns on various asset classes, including a 13% per annum maximum rate of return on equity investments and a 5.7% annual weighted average rate of return on fixed income investments.

We update the projected future rate of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For variable annuities contracts and variable life policies, as of December 31, 2010, our expected blended rate of return for the next four years across all asset types is 7.6% and 8.6% per annum, respectively. These blended rates represent a weighted average of our expected rates of return across all contract groups. For some contract groups, our expected blended rate of return for the next four years equals our current maximum future rates of return, as the near-term projected future rate of return under the reversion to the mean approach is greater than our maximum future rate of return. For certain contract groups relating to variable annuities issued in 2009 and 2010, the expected blended rate of return over the next four years is under 7.6% per annum, reflecting the impact of more favorable markets in 2009 and 2010 and the reversion to the mean approach.

Sensitivity

Annuity Products

For variable annuity contracts, DAC and DSI are more sensitive to changes in our future rate of return assumptions due primarily to the significant portion of gross profits that is dependent upon the total rate of return on assets held in separate account investment options, and the shorter average life of the contracts.

The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balance.

	December 31, 2010
	Increase/(Reduction) in DAC	Increase/(Reduction) in DSI
	(in millions)
Increase in future rate of return by 100 basis points	$19.0	$5.5
Decrease in future rate of return by 100 basis points	$(20.7)	$(6.1)

Life Products

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

The DAC balance associated with the variable and universal life policies as of December 31, 2010 was $1.1 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our mortality assumptions on the DAC balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

December 31, 2010
Increase/(Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$21.5
Increase in future mortality by 1%	$(22.1)

See “Results of Operations” for a discussion of the impact of DAC and DSI amortization on our results of the life and annuities products.

Valuation of Investments, Including Derivatives, and the Recognition of Other-than-Temporary Impairments

Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage loans, equity securities, derivative financial instruments, and other long-term investments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices or the values of securities. Derivative financial instruments we generally use include swaps, options, forwards, and futures which are contracted over-the-counter with an affiliate. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to the investments and derivatives, as referenced below.

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

For our investments classified as available for sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net,” a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Other Income.” In addition, investments classified as available for sale are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

Commercial mortgage loans, consist of commercial mortgage loans and agricultural loans, are carried primarily at unpaid principal balances, net of unamortized premiums or discounts and a valuation allowance for losses. For a discussion of our policies regarding the valuation allowance for commercial mortgage loans see Note 2 to the Consolidated Financial Statements.

Policyholder Liabilities

Future Policy Benefit Reserves

The future policy benefit reserves relate primarily to term life products and are determined in accordance with U.S. GAAP as the present value of expected future benefits to or on behalf of policyholders plus the present value of future maintenance expenses less the present value of future net premiums. The expected future benefits and expenses are determined using assumptions as to mortality, lapse, and maintenance expense. Reserve assumptions are based on best estimate assumptions as of the date the policy is issued with provisions for the risk of adverse deviation. After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net U.S. GAAP liabilities (i.e., reserves net of any DAC asset), the existing net U.S. GAAP liabilities are adjusted to the greater amount. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; our expense assumptions are based on current levels of maintenance costs, adjusted for the effects of inflation; and our interest rate assumptions are based on current and expected net investment returns. Unless a material change in mortality experience is observed in an interim period that we feel is indicative of a long term trend, we generally update our mortality assumptions annually in the third quarter of each year. Generally, we do not expect our mortality trends to change significantly in the short-term and to the extent these trends may change we expect such changes to be gradual over the long-term.

In establishing reserves for guaranteed minimum death and income benefits related to variable annuity contracts, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. Our dynamic lapse rate assumption applies a different lapse rate on a contract by contract basis based on a comparison of the guaranteed minimum death or income benefit and the current policyholder account value as well as other factors such as the applicability of any surrender charges. In-the-money contracts are those with a guaranteed minimum benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, we apply a lower lapse rate assumption to these contracts. As an example, the lapse rate assumptions for contracts that are not in-the-money and out of their surrender charge period average between 8% and 12% per year, and the lapse rate assumptions for contracts that are in-the-money and out of their surrender charge period average between 0% and 12% per year. Mortality assumptions are generally based on our historical experience or standard industry tables, and also vary by contract group. Unless a material change in contractholder behavior or mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update assumptions related to contractholder behavior and mortality in the third quarter of each year by considering the actual results that have occurred during the period from the most recent update to the expected amounts. Over the last several years, the Company’s most significant assumption updates that have resulted in changes to our reserves for guaranteed minimum death and income benefits have been related to lapse experience and other contractholder behavior assumptions and revisions to expected future rates of returns on investments. The Company expects these assumptions to be the ones most likely to cause significant changes in the future. Changes in these assumptions can be offsetting and can also impact our DAC and other balances as discussed above. Generally, we do not expect our actual mortality trends to change significantly in the short-term, and to the extent these trends may change we expect such changes to be gradual over the long-term.

The future rate of return assumptions used in establishing reserves for guaranteed minimum death and income benefits related to variable annuities contracts are derived using a reversion to the mean approach, a common industry practice. For additional information regarding our future expected rate of return assumptions and our reversion to the mean approach see, “— Deferred Policy Acquisition and Other Costs.” The following table provides a demonstration of the sensitivity of the reserves for guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit(“GMIB”) related to variable annuity contracts relative to our future rate of return assumptions by quantifying the adjustments to the reserves that would be required assuming both a 100 basis point increase and decrease in our future rate of return. The sensitivity includes an increase and decrease of 100 basis points to both the near-term future rate of return assumptions used over the next four years, and the long-term expected rate of return used thereafter. While the information below is for illustrative purposes only and does not reflect our expectations regarding future rate of return assumptions, it is a near-term, reasonably likely change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our future rate of return on operating results due to the change in the reserve balance and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of the reserves, or any changes on DAC or other balances, discussed above in “—Deferred Policy Acquisition and Other Costs.”

December 31, 2010
Increase/(Reduction) in GMDB/GMIB Reserves
(in millions)
Decrease in future rate of return by 100 basis points	$5.5
Increase in future rate of return by 100 basis points	$(6.1)

Unearned revenue reserves for variable and universal life contracts

Our unearned revenue reserve, or URR, reported as a component of “Policyholders’ account balances,” is $418 million as of December 31, 2010. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized over the expected lives of the contracts in proportion to the products’ estimated gross profits, similar to DAC as discussed above.

For the variable and universal life policies, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on Company experience or standard industry tables. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually in the third quarter. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of the Company.

The following table provides a demonstration of the sensitivity of that URR balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change on the URR balance and does not reflect the offsetting impact of such a change on the DAC balance as discussed above in “—Deferred Policy Acquisition Costs and Other Costs.” This information considers only the direct effect of changes in our mortality assumptions on the URR balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of URR.

December 31, 2010
Increase/ (Reduction) in URR
(in millions)
Decrease in future mortality by 1%	$13.6
Increase in future mortality by 1%	$(14.1)

The Company’s liability for future policy benefits also includes other net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7 to the Consolidated Financial Statements.

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

Our accounting represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. Certain changes or future events, such as changes in tax legislation, geographic mix of earnings and completion of tax audits could have an impact on our estimates and effective tax rate. For example, the dividends received deduction, or DRD, reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected amount determined using the federal statutory tax rate of 35%. The U.S. Treasury Department and the Internal Revenue Service, or IRS, intend to address through regulations the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase our actual tax expense and reduce our consolidated net income.

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process, the first step being recognition. We determine whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. We measure the tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

An increase or decrease in our effective tax rate by one percent would have resulted in an increase or decrease in consolidated income from continuing operations in 2010 of $6.4 million.

Our liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the IRS or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards, or tax attributes, the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 and 2009 are still open for IRS examination. See Note 9 to the Consolidated Financial Statements for a discussion of the impact in 2009 of changes to our total unrecognized tax benefits related to tax years for which the statute of limitations has expired.

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

Adoption of New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements, including the adoption of revised authoritative guidance for disclosing fair value of financial instruments, the recognition and presentation of other-than-temporary impairments and fair value measurements and disclosures.

Future Adoption of New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

The Company’s Changes in Financial Position and Results of Operations are described below.

Changes in Financial Position

2010 to 2009 Annual Comparison

Total assets increased $20.389 billion, from $39.083 billion at December 31, 2009 to $59.472 billion at December 31, 2010. Separate account assets increased $18.106 billion, from $25.163 billion at December 31, 2009 to $43.269 billion at December 31, 2010, primarily driven by both increased annuity deposits that resulted in positive net flows, and improvements in equity markets.

Fixed maturities increased by $188 million from $5.854 billion at December 31, 2009 to $6.042 billion at December 31, 2010. This increase was primarily driven by investment of cash flows from operations, reinvestment of investment income, and unrealized gains on fixed maturities in the current year resulting from a narrowing of credit spreads that increased the market value of these securities. Partially offsetting this increase were transfers of account balances to the separate account variable investment options from the fixed investment options backed by our general account due to an asset transfer feature on certain variable annuity contracts.

Commercial mortgage loans increased $227 million, from $1.048 billion at December 31, 2009, to $1.275 billion at December 31, 2010, during the current period due to continued investment in commercial loans.

Reinsurance recoverables increased by $331 million from $2.396 billion at December 31, 2009 to $2.727 billion at December 31, 2010 driven by continued growth in the term life in force covered under Prudential Arizona Reinsurance Captive Company, or “PARCC”, Prudential Arizona

Reinsurance Term Company, or “PAR TERM” and Prudential Arizona Reinsurance III Company, or “PAR III”, agreements. The increase in reinsurance recoverables was partially offset by a decrease in the reinsured liability for variable annuity living benefit embedded derivatives due to a decrease in the present value of future expected benefit payments primarily driven by the impact of favorable equity markets.

Cash and cash equivalents increased by $222 million, from $143 million at December 31, 2009 to $365 million at December 31, 2010.

Deferred policy acquisition costs increased by $895 million from $2.483 billion at December 31, 2009, to $3.378 billion at December 31, 2010. The increase is primarily driven by the capitalization of acquisition costs from the growth in sales of annuity products. The increase also includes $149 million related to the annual assumption updates mentioned above.

Total liabilities increased by $19.971 billion, from $36.175 billion at December 31, 2009 to $56.146 billion at December 31, 2010, primarily due to an increase in separate account liabilities of $18.106 billion, driven mainly by positive net flows and improvements in equity markets described above. Policyholder account balances increased $714 million, from $6.795 billion at December 31, 2009 to $7.509 billion at December 31, 2010, primarily driven by continued growth in universal life in force. Future policy benefits and other policyholder liabilities increased by $182 million, from $3.146 billion at December 31, 2009 to $3.328 billion at December 31, 2010, primarily driven by an increase in life reserves associated with term in force growth, partially offset by a decrease in the liability for variable annuity living benefit embedded derivatives due to a decrease in the present value of future expected benefit payments primarily driven by the impact of favorable equity markets.

1.	Results of Operations

2010 to 2009 Annual Comparison

	Twelve months ended December 31,
	2010	2009	2008
Operating results:	(in thousands)
Revenues:
Annuity Products	$735,644	$369,798	$331,207
Life Products and Other	601,354	371,630	1,055,379

	$1,336,998	$741,428	$1,386,586

Benefits and expenses:
Annuity Products	$362,403	$356,899	$479,359
Life Products and Other	332,714	586,280	592,898

	$695,117	$943,179	$1,072,257

Income/(Loss) from Operations before Income Taxes
Annuity Products	$373,241	$12,899	$(148,152)
Life Products and Other	268,640	(214,650)	462,481

	$641,881	$(201,751)	$314,329

Annuity Products

Income from Operations before Income Taxes

2010 to 2009 Annual Comparison. Income from Operations before Income Taxes increased $360 million from $13 million in 2009 to $373 million in 2010. The increase was primarily driven by lower amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) of $199 million driven by the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed below. Also contributing to the increase was higher fee income, net of distribution costs, of $143 million, driven by higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was due primarily to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts. In addition, results included a favorable variance related to our capital hedging program of $85 million. Results for 2009 included $76 million of mark-to-market losses on these capital hedges driven by favorable market conditions during the year, compared to $9 million of mark-to-market gains in 2010, primarily related to equity market declines in the second quarter of 2010. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios.

Partially offsetting these items was a $29 million unfavorable variance related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC/DSI. These adjustments are discussed in more detail below. Also serving as a partial offset was a $43 million increase in general and administrative expenses, primarily driven by higher marketing and new business support expenses driven by higher sales due to the implementation of the aforementioned change in sales strategy.

We amortize DAC/DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the economics of the products.

As mentioned above, the increase in income from operations in 2010 included a $199 million favorable variance in the amortization of DAC/DSI related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to updates to the inputs used in the valuation of the reinsured liability for living benefit embedded derivatives, primarily due to reductions in the expected lapse rate assumption based on actual experience in 2010. Also contributing to lower DAC/DSI amortization is the impact of a change in our market-perceived non-performance risk (NPR), and lower amortization rates used as a basis for amortizing DAC/DSI, as discussed below. We incorporate the market-perceived risk of non-performance of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. Beginning in the first quarter of 2009, in light of developments including rating agency downgrades to the financial strength ratings of the Company, we incorporated an additional spread over LIBOR into the discount rate used in the valuation of the embedded derivative liabilities to reflect an increase in the market perceived risk of our non-performance, thereby reducing the value of the embedded derivative liabilities.

As shown in the following table, income from operations for 2010 included $136 million of benefits related to adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products and to our estimate of total gross profits used as a basis for amortizing DAC/DSI, compared to $165 million of benefits included in 2009, resulting in a $29 million unfavorable variance, as discussed above.

	Twelve Months Ended December 31, 2010			Twelve Months Ended December 31, 2009
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)

Quarterly market performance adjustments	$13,871	$15,101	$28,972	$ 42,752	$80,258	$123,010

Annual Review / assumption updates	$47,229	$4,354	$51,583	$ (5,609)	$(24,478)	$(30,087)

Quarterly adjustments for current period experience	$30,208	$25,429	$55,637	$ 44,777	$27,509	$72,286

Total	$91,308	$44,884	$136,192	$81,920	$83,289	$165,209

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and deferred sales inducements, or DSI.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. Results for the year ended December 31, 2010 included benefits of $29 million associated with these quarterly updates due to overall favorable market performance. The actual rates of return on annuity account values was 3.3% for the first quarter of 2010, negative 6.0% for the second quarter of 2010, 7.7% for the third quarter of 2010, and 5.8% for the fourth quarter of 2010, compared to our expected rates of return of approximately 2.0% for each of the quarters of 2010. The updates for 2009 resulted in a benefit of $123 million due to favorable market performance.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 7.6% per annum as of December 30, 2010, or 1.9% per quarter. Beginning in the fourth quarter of 2008 and continuing through the fourth quarter of 2010, the projected near-term future annual rate of return calculated using the reversion to the mean approach for some contract groups was greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.9% at December 31, 2010. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

As shown in the table above, results for both periods include the impact of the annual reviews of the assumptions used in the reserve for the guaranteed minimum death and income benefit features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. Results for the year ended December 31, 2010 included $52 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income. Results for the year ended December 31, 2009 included $30 million of charges from these annual reviews, primarily related to reductions in the future rate of return assumptions applied to the underlying assets associated with our variable annuity products. Partially offsetting the impact of the updated future rate of return assumptions for 2009 were benefits related to the impact of lower mortality and higher investment spread assumptions.

The $56 million benefit for 2010 and the $72 million benefit for 2009 for the quarterly adjustments for current period experience shown in the table above primarily reflect the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as an update for current and future expected claims costs associated with the guaranteed minimum death and income benefit features of our variable annuity products. The unfavorable variance related to the amortization of DAC/DSI was primarily driven by more favorable market conditions in 2009 compared to 2010. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by more favorable differences in actual lapse experience and contract guarantee claim costs in 2009 compared to 2010.

Revenues

2010 to 2009 Annual Comparison. Revenues increased $365 million from $370 million in 2009 to $735 million in 2010.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $163 million from $231 million in 2009 to $394 million in 2010. The increase was primarily driven by higher average variable annuity asset balances invested in separate accounts. The increase in average separate account asset balances was primarily due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts during 2010. The transfer of balances from the general account relates to both transfers from the general account from a customer elected dollar cost averaging program and net transfers primarily from the asset transfer feature, in some of our optional living benefit features. The asset transfer feature is part of the overall product design, and as a result of market improvements, transferred balances out of the fixed rate account in our general account to the separate accounts during 2010.

Net Realized Investment Gains increased $158 million from a loss of $62 million in 2009, to a gain of $96 million in 2010, driven by a $85 million favorable variance primarily related to 2009 losses from derivative positions associated with our discontinued capital hedging program, as discussed above. Also contributing to the increase was a favorable variance in general account investment gains, and a favorable variance in the mark-to-market of embedded derivatives and related hedge positions associated with our non-reinsured living benefit features of our variable annuity products, including the impact of our market-perceived non-performance risk.

Asset administration fees increased by $45 million from $26 million in 2009 to $71 million in 2010, primarily due to higher average separate account asset balances and higher fee revenue from separate account funds invested in the Advanced Series Trust, driven by amendments to the revenue sharing agreement in April, 2009 and November, 2010. (See Note 13 to the Consolidated Financial Statements).

Benefits and Expenses

2010 to 2009 Annual Comparison. Benefits and expenses increased $5 million from $357 million in 2009 to $362 million in 2010.

Policyholders benefits, including changes in reserves, increased $30 million, from a benefit of $14 million in 2009 to a charge of $16 million in 2010, primarily due to differences in the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products, as discussed above.

Interest credited to policyholders’ account balances decreased $35 million, from $125 million in 2009 to $90 million in 2010, primarily due to lower DSI amortization from the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, discussed above. Partially offsetting this decrease was higher amortization of DSI from higher gross profits primarily due to higher fee income, and from the adjustments to our estimates of total gross profits used as the basis for amortizing DSI, shown in the table above.

Amortization of DAC decreased by $124 million, from $135 million in 2009 to $11 million in 2010. This decrease was primarily driven by lower DAC amortization from the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, discussed above. Partially offsetting this decrease was an unfavorable variance related to the adjustments to our estimates of total gross profits used as the basis for amortizing DAC, as shown in the table above, and an increase in amortization from higher gross profits, primarily due to higher fee income.

General, administrative and other expenses increased $134 million, from $111 million in 2009 to $245 million in 2010, primarily due to higher commission expense and marketing and new business support expenses driven by higher sales due to the implementation of the aforementioned change in sales strategy.

Life Products and Other

Income (Loss) from Operations before Income Taxes

2010 to 2009 Annual Comparison. Income (loss) from Operations before Income Taxes increased $484 million, from a loss of $215 million for the year ended December 31, 2009 to income of $269 million for the year ended December 31, 2010. Results for 2010 included a $52 million benefit from lower amortization of net deferred policy acquisition costs and unearned revenue reserves, as well as a decrease in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review, compared to a $1 million benefit from the annual review in 2009. The annual reviews cover assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the assumptions utilized in the development of certain actuarial reserve valuations.

Absent the effect of these annual reviews, Income (loss) from Operations before Income Taxes for the year ended December 31, 2010 increased $433 million, primarily driven by improvements in net realized investment gains of $352 million, primarily attributed to the change in the value of the embedded derivative related to the no-lapse guarantee on our universal life products reinsured with UPARC ($18 million loss for the year ended December 31, 2010 compared to a $370 million loss for the year ended December 31, 2009) described below. Additionally, $69 million of the increase is driven by $32 million gains in 2010 on investments in derivatives and fixed maturities compared to $ 37 million losses in 2009. Also, contributing was higher net investment income of $36 million, due to higher asset balances primarily from growth in universal life and term in force. Partially offsetting these benefits was $16 million from an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from equity market performance and policyholder experience. The increase in amortization largely reflects the impact of equity markets on separate account fund performance in the respective periods, partially offset by improved policyholder persistency in 2010. The increase in Income (loss) from operations before income taxes also reflects mortality experience, net of reinsurance, which was more favorable in relation to average expectations compared to the prior year period.

Revenues

2010 to 2009 Annual Comparison Revenues increased $230 million from $371 million in 2009 to $601 million in 2010.

Net realized investment gains/(losses) increased by $422 million from a loss of $407 million in 2009 to a gain of $15 million in 2010, primarily driven by $352 million of additional losses in 2009 related to the change in the value of the embedded derivative related to the reinsurance of the no-lapse guarantee on our universal life products with UPARC ($18 million loss for the year ended December 31, 2010 compared to a $370 million loss for the year ended December 31, 2009). The decrease in the value of this embedded derivative in 2009 was driven by the impact of higher interest rates. Increases in realized losses related to the valuation of the embedded derivative in 2010 driven by lower interest rates were entirely offset by the inclusion of non-performance risk. Net realized investment gains also increased $69 million due to $32 million of gains in 2010 on investments in derivatives and fixed maturities compared to $37 million of losses in 2009.

Net investment income increased $35 million, due to an increase in assets supporting our term and universal life products and growth in universal life and variable policyholder account balances due to increased policyholder deposits, as well as slight gains in 2010 on investments in real property separate account funds compared to losses in 2009.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased $227 million including a $77 million decrease in amortization of unearned revenue reserves due to annual reviews of assumptions and an increase in reinsurance premiums of $152 million due to the amendment of certain of our affiliated reinsurance treaties to change settlement modes from monthly to annual. As a result of these treaty amendments, we were required to pay our affiliated reinsurers the premium difference that resulted from the mode changes. Absent these items policy charges and fee income increased $2 million, driven by an increase in mortality charges arising from higher separate account fund balances.

Benefits and Expenses

2010 to 2009 Annual Comparison Benefits and expenses decreased $253 million from $586 million in 2009 to $333 million in 2010. Results benefitted $128 million primarily from lower amortization of deferred acquisition costs as well as a decrease in reserves for the guaranteed minimum death benefit feature in certain contracts from the impacts of the annual reviews conducted in both periods and a $155 million decrease in the change in reserves due to the amendment of certain of our affiliated reinsurance treaties to change settlement modes from monthly to annual resulting in an increase in ceded reserves.

Absent the effect of these items, benefits and expenses increased $31 million, from $593 million in 2009 to $624 million in 2010. On this basis, policyholders’ benefits, including interest credited to policyholders, increased $20 million due to growth in universal life balances and increases in policyholder reserves. Also on this basis, amortization of deferred policy acquisition costs increased $6 million primarily due to the less favorable impact of equity markets on separate account fund performance.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, could result in the imposition of new capital, liquidity and other requirements on Prudential Financial and the Company. See “Other Business Regulation” in Part I for information regarding the potential effects of the Dodd-Frank bill on the Company and its affiliates.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and annuity considerations, investment and fee income, and investment maturities and sales associated with our insurance and annuity operations, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As a result of the launch of its new annuity product line in March 2010, as discussed above, the Company has seen and expects to continue to see the overall level of these activities to increase.

We believe that the cash flows from our insurance and annuity operations are adequate to satisfy our current liquidity requirements, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, customer behavior, policyholder perceptions of our financial strength, and the relative safety of competing products, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity products. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position. Further, the level of new business sales can also impact liquidity, and additional financing may be required due to the increase in annuity sales as previously discussed.

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

Gross account withdrawals amounted to approximately $2.3 billion and $1.3 billion for the years ended December 31, 2010 and 2009, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of December 31, 2010 and December 31, 2009 our insurance operations had liquid assets of $6.674 billion and $6.198 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $612 million and $316 million as of December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, $5.495 billion, or 91% of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $547.0 million, or 9%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries and in excess of the minimum levels required by applicable insurance regulations. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of December 31, 2010, the RBC ratio for each of Prudential Insurance and the Company exceeded the minimum levels required by applicable insurance regulations.

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

In addition to hedging the equity market exposure as mentioned above, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Historically, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, in the low interest rate environment, management of the company and reinsurance affiliate does not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see “—Item 1. Business—Products.”

Certain of the Company’s statutory reserves are ceded to an affiliated offshore captive reinsurance company. A reinsurance trust is established by the affiliated offshore captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and assets pledged to our affiliated offshore captive reinsurance company as collateral for hedging positions related to our living benefit features. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. Funding was provided to the captive reinsurance trusts of $201 million for the second quarter of 2010 to meet increased reserve credit requirements due to unfavorable equity market conditions lower interest rates, and an additional $20 million was provided for the third quarter of 2010 due to an update of actuarial assumptions based on an annual review, most notably a decrease in expected future lapse rates, partially offset by favorable equity market conditions. Due to favorable equity market conditions and higher interest rates in the fourth quarter of 2010, the need to fund the captive reinsurance trusts has declined by $348 million.

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

With respect to non-variable life insurance products, fixed rate annuities, the fixed rate accounts in our variable life insurance and annuity products, we incur market risk primarily in the form of interest rate risk. We manage this risk through asset/liability management strategies that seek to closely approximate the interest rate sensitivity, but not necessarily the exact cash flow characteristics, of the assets with the estimated interest rate sensitivity of the product liabilities. The Company also mitigates this risk through a MVA provision on the Company’s fixed investment option. This MVA provision limits interest rate risk when a contractholder withdraws funds or transfers funds to variable investment options before the end of the guarantee period. Our overall objective in these strategies is to limit the net change in value of assets and liabilities arising from interest rate movements. While it is more difficult to measure the interest sensitivity of our insurance liabilities than that of the related assets, to the extent that we can measure such sensitivities we believe that interest rate movements will generate asset value changes that substantially offset changes in the value of the liabilities relating to the underlying products.

For variable annuities and variable life insurance products excluding the fixed rate accounts associated with these products, and most separate accounts, we are exposed to the risk that asset based fees may decrease as a result of declines in assets under management due to changes in investment prices. We also run the risk that asset administration fees calculated by reference to performance could be lower. The risk of decreased asset based and asset administration fees could also impact our estimates of total gross profits used as a basis for amortizing deferred policy acquisition and other costs. While a decrease in our estimates of total gross profits would accelerate amortization and decrease net income in a given period, it would not affect our cash flow or liquidity position in the current period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Result of Operations” for a discussion of the effects of death and other benefit provisions on the results of the Company.

For variable annuity and variable life insurance products with minimum guaranteed death benefits and variable annuity products with living benefits such as guaranteed minimum income, withdrawal, and accumulation benefits, we also face the risk that declines in the value of underlying investments as a result of interest rate, equity market, or market volatility changes may increase our net exposure to the guarantees under these contracts. As part of our risk management strategy, we utilize product design elements such as asset allocation requirements, an asset transfer feature and minimum purchase age requirements, and reinsurance programs. These strategies exclude our guaranteed minimum income benefits and guaranteed minimum death benefits, which include risks we have deemed suitable to retain.

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

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We seek to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have target duration mismatch constraints for each entity. As of December 31, 2010 and 2009, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our constraint limits. We consider risk-based capital implications in our asset/liability management strategies.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 50% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2010 and 55% as of December 31, 2009.

With respect to “other than trading” liabilities, we are exposed to interest rate risk through policyholders’ account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, collectively referred to as investment contracts, and through outstanding short term debt with affiliates.

We assess interest rate sensitivity for “other than trading” financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates. The following tables set forth the net estimated potential loss in fair value from a hypothetical 100 basis point upward shift as of December 31, 2010 and 2009, because this scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations.

	December 31, 2010
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value

Financial Assets with Interest Rate Risk:	(In millions)
Fixed maturities, available for sale		$6,065	5,841	(224)
Policy loans		1,258	1,162	(96)
Commercial Loans		1,353	1,295	(58)
Financial Assets with Equity Risk:
Equity Securities		19	17	(2)
Derivatives: (1)
Futures	-	-	-	-
Swaps	619	11	(20)	(31)
Options	72	3	3	-

Forwards	2	-	-	-
Financial Liabilities with Interest Rate Risk:
Investment Contracts		(584)	(582)	2

Total Estimated Potential Loss				(409)

(1) Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

	December 31, 2009
	Notional Value of Derivatives	Fair Value	Hypothetical Fair Value After + 100 Basis Point Parallel Yield Curve Shift	Hypothetical Change in Fair Value

Financial Assets with Interest Rate Risk:	(In millions)
Fixed maturities, available for sale		$5,881	$5,669	$(212)
Policy loans		1,145	1,075	(70)
Commercial Loans		1,038	997	(41)
Financial Assets with Equity Risk:
Equity Securities		28	25	(3)
Derivatives: (1)
Futures	92	-	5	5
Swaps	833	(25)	(53)	(28)
Options	-	-	-	-
Forwards	3	-	-	-
Financial Liabilities with Interest Rate Risk:
Investment Contracts		(502)	(499)	3

Total Estimated Potential Loss				(346)

(1) Excludes variable annuity optional living benefits accounted for as embedded derivatives as the Company has generally entered into reinsurance agreements to transfer the risk related to these optional living benefits to an affiliate as part of its risk management strategy.

The tables above do not include approximately $10.253 billion of insurance reserve and deposit liabilities as of December 31, 2010 and $9.437 billion as of December 31, 2009. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables.

The estimated changes in fair values of our financial assets shown above relate primarily to assets invested to support our insurance liabilities, but do not include assets associated with products for which investment risk is borne primarily by the contractholders rather than by us.

The Company also sells certain universal life products that contain a no lapse guarantee provision and has entered into an agreement with UPARC to reinsure these guarantees that is accounted for as an embedded derivative. This embedded derivative incurs market risk primarily in the form of interest rate risk. Interest sensitivity can result in changes in the value of the underlying contractual guarantees, which are determined using a risk neutral valuation model.

Market Risk Related to Equity Prices

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities.

For equity investments within the separate accounts, the investment risk is borne primarily by the separate account contractholder rather than by the Company. As part of its risk management strategy the Company generally reinsures to affiliates the risks related to variable annuity optional living benefits accounted for as embedded derivatives. In addition to the hedging program in the reinsurance affiliates, we expanded our hedging program in the second quarter of 2009 to include a portion of the market exposure related to the overall capital position of our variable annuity products, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. Our estimated equity price risk associated with these capital hedges as of December 31, 2009 was a $41 million benefit, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline. In 2010, Prudential Financial changed the focus of its capital hedge program from the equity price risk associated with the annuities business to a broader view of equity market exposure of the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated and Prudential Financial and its subsidiaries entered into equity index-linked derivative transactions that were designed to mitigate the overall impact on statutory capital of a severe equity market stress event. The program now focuses on tail risk rather than general equity market declines in order to protect statutory capital in a more cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

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

Financial Derivatives

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, or the prices of securities. Derivative financial instruments may be exchange-traded or contracted in the over-the-counter market and include swaps, futures, options and forward contracts. See Note 11 to the Consolidated Financial Statements for a description of derivative activities as of December 31, 2010 and 2009. Under insurance statutes, insurance companies may use derivative financial instruments to hedge actual or anticipated changes in their assets or liabilities, to replicate cash market instruments or for certain income-generating activities. These statutes generally prohibit the use of derivatives for speculative purposes. The Company uses derivative financial instruments primarily to manage market risk from changes in interest rates, foreign currency exchange rates and to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities.

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

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2010 are included in Part IV, Item 15 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART III

Item 14.  Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Registered Public Accounting Firm” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 10, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements of the Registrant and its subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” on page F-1 hereof and are filed as part of this Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 11th day of March 2011.

PRUCO LIFE INSURANCE COMPANY
(Registrant)

By:	/s/ Scott D. Kaplan
Scott D. Kaplan
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2011.

Signature	Title

/s/ Scott D. Kaplan	Chief Executive Officer,
Scott D. Kaplan	President and Director

/s/ Steven Weinreb	Chief Financial and Accounting Officer
Steven Weinreb	(Principal Accounting and Financial Officer)

*James J. Avery	Director
James J. Avery

*Thomas J. Diemer	Director
Thomas J. Diemer

*Robert M. Falzon	Director
Robert M. Falzon

*Bernard J. Jacob	Director
Bernard J. Jacob

*Stephen Pelletier	Director
Stephen Pelletier

*Richard F.Vaccaro	Director
Richard F. Vaccaro

* By:	/s/ Thomas C. Castano Thomas C. Castano
(Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY

Consolidated Financial Statements and

Report of Independent Registered Public Accounting Firm

December 31, 2010 and 2009

PRUCO LIFE INSURANCE COMPANY

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2010, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

March 11, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company:

In our opinion, the accompanying consolidated statements of financial position and the related statements of operations and comprehensive income, of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly owned subsidiary of The Prudential Insurance Company of America) and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the consolidated financial statements, the Company changed its method of determining and recording other-than-temporary impairment for debt securities on January 1, 2009.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 11, 2011

Pruco Life Insurance Company

Consolidated Statements of Financial Position

As of December 31, 2010 and 2009 (in thousands, except share amounts)

	2010	2009

ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2010—$5,701,829; 2009—$5,669,377)	$6,042,303	$5,854,073
Equity securities available for sale, at fair value (cost, 2010—$17,964; 2009—$27,332)	19,407	27,642
Trading account assets at fair value	22,705	26,937
Policy loans	1,061,607	1,012,014
Short-term investments	246,904	172,913
Commercial mortgage loans	1,275,022	1,048,346
Other long-term investments	131,994	73,671

Total investments	8,799,942	8,215,596
Cash and cash equivalents	364,999	143,111
Deferred policy acquisition costs	3,377,557	2,483,494
Accrued investment income	92,806	90,120
Reinsurance recoverable	2,727,161	2,396,095
Receivables from parent and affiliates	249,339	263,268
Deferred sales inducements	537,943	296,341
Other assets	53,375	31,730
Separate account assets	43,269,091	25,163,277

TOTAL ASSETS	$ 59,472,213	$ 39,083,032

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$7,509,169	$6,794,721
Future policy benefits and other policyholder liabilities	3,327,549	3,145,520
Cash collateral for loaned securities	76,574	196,166
Securities sold under agreement to repurchase	2,957	11,540
Income taxes payable	548,280	514,762
Short-term debt to affiliates	-	-
Long-term debt to affiliates Payables to parent and affiliates	895,000 41,910	- 34,156
Other liabilities	475,489	315,308
Separate account liabilities	43,269,091	25,163,277

TOTAL LIABILITIES	56,146,019	$36,175,450

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	792,226	828,858
Retained earnings	2,370,525	2,000,457
Accumulated other comprehensive income	160,943	75,767

TOTAL EQUITY	3,326,194	2,907,582

TOTAL LIABILITIES AND EQUITY	$59,472,213	$39,083,032

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 31, 2010, 2009 and 2008 (in thousands)

	2010	2009	2008
REVENUES
Premiums	$66,392	$71,593	$76,794
Policy charges and fee income	589,051	653,134	686,149
Net investment income	438,244	406,040	363,751
Asset administration fees	81,358	34,004	24,903
Other income	51,319	45,841	28,783
Realized investment gains/(losses), net;
Other-than-temporary impairments on fixed maturity securities	(120,637)	(97,552)	(57,790)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	108,826	65,656	-
Other realized investment gains (losses), net	122,445	(437,288)	263,996

Total realized investment gains (losses), net	110,634	(469,184)	206,206

Total revenues	1,336,998	741,428	1,386,586

BENEFITS AND EXPENSES

Policyholders’ benefits	(891)	160,333	339,148
Interest credited to policyholders’ account balances	250,517	271,379	213,371
Amortization of deferred policy acquisition costs	93,125	294,286	308,617
General, administrative and other expenses	352,366	217,181	211,121

Total benefits and expenses	695,117	943,179	1,072,257

Income (Loss) from operations before income taxes	641,881	(201,751)	314,329

Income Taxes:
Current	157,318	93,658	(126,180)
Deferred	14,495	(229,618)	191,184

Income tax expense (benefit)	171,813	(135,960)	65,004

NET INCOME/(LOSS)	470,068	(65,791)	249,325

Change in net unrealized investment gains/(losses) and changes in foreign currency translation, net of taxes (1)	85,176	232,438	(155,000)

COMPREHENSIVE INCOME	$555,244	$166,647	$94,325

(1)	Amounts are net of tax expense of $46 million, $111 million and $83 million for the years ended December 31, 2010, 2009 and 2008, respectively.

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2010, 2009 and 2008 (in thousands)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Total Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2007	$2,500	$455,664	$1,797,387	$17,865	$2,273,416

Net Income			249,325		249,325

Contributed Capital	-	360,000	-	-	360,000

Cumulative effect of changes in accounting principles, net of taxes	-	-	-	(477)	(477)

Change in net unrealized investment (losses), net of taxes	-	-	-	(154,523)	(154,523)

Balance, December 31, 2008	$2,500	$815,664	$2,046,712	($137,135)	$2,727,741

Net income			(65,791)		(65,791)

Contributed Capital	-	13,194	-	-	13,194

Change in foreign currency translation adjustments, net of taxes	-	-	-	227	227

Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes			19,536	(19,536)	-

Change in net unrealized investment (losses), net of taxes	-	-	-	232,211	232,211

Balance, December 31, 2009	$2,500	$828,858	$2,000,457	$75,767	$2,907,582

Net income			470,068		470,068

Contributed Capital	-	10	-	-	10

Affiliated Asset Transfers	-	(36,642)	-	-	(36,642)

Dividend to Parent	-		(100,000)	-	(100,000)

Change in foreign currency translation adjustments, net of taxes	-	-	-	(127)	(127)

Change in net unrealized investment gains/(losses), net of taxes	-	-	-	85,303	85,303

Balance, December 31, 2010	$2,500	$792,226	$2,370,525	$160,943	$3,326,194

See Notes to Consolidated Financial Statements

Pruco Life Insurance Company

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008 (in thousands)

	2010	2009	2008
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net (Loss)/Income	$470,068	$(65,791)	$249,325
Adjustments to reconcile net income to net cash from (used in) operating activities:
Policy charges and fee income	(202,268)	(266,769)	(207,498)
Interest credited to policyholders’ account balances	250,517	271,379	213,371
Realized investment (gains)/losses, net	(110,634)	469,184	(206,206)
Amortization and other non-cash items	(20,870)	(10,451)	(5,505)
Change in:
Future policy benefits and other policyholders’ liabilities	728,898	475,721	603,349
Reinsurance recoverable	(819,599)	(533,781)	(384,087)
Accrued investment income	(2,686)	(10,959)	(5,193)
Receivables from parent and affiliates	(37,402)	94,287	(30,500)
Payables to parent and affiliates	7,754	(41,496)	15,446
Deferred policy acquisition costs	(966,699)	(251,131)	(163,154)
Income taxes payable	(12,338)	(67,851)	76,532
Deferred sales inducements	(246,006)	(94,526)	(71,899)
Other, net	(34,532)	(16,104)	(116,754)

CASH FLOWS USED IN OPERATING ACTIVITIES	(995,797)	(48,288)	(32,773)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	1,843,933	1,673,613	1,485,142
Policy loans	115,225	150,744	110,856
Commercial mortgage loans	64,520	46,286	20,553
Equity securities, available for sale	15,978	19,541	(47)
Trading account assets, available for sale	4,527	5	-
Payments for the purchase of:
Fixed maturities available for sale	(1,846,086)	(2,443,789)	(2,019,688)
Policy loans	(119,752)	(117,727)	(109,096)
Commercial mortgage loans	(305,789)	(230,550)	(126,892)
Equity securities, available for sale	(6,777)	(19,636)	-
Trading account assets, available for sale	-	(13,301)	(8,803)
Notes receivable from parent and affiliates, net	55,863	(143,419)	(8,687)
Other long term investments, net	(33,684)	2,325	(9,343)
Short term investments, net	(73,803)	(96,775)	43,490

CASH FLOWS USED IN INVESTING ACTIVITIES	(285,845)	(1,172,683)	(622,515)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	3,092,710	1,937,462	2,243,781
Policyholders’ account withdrawals	(2,328,806)	(1,223,565)	(1,126,295)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(128,177)	53,994	(261,770)
Dividend to parent	(100,000)	-	-
Contribution from parent	10	-	360,000
Net change in financing arrangements (maturities 90 days or less)	72,793	1,146	(58,347)
Net increase in long-term borrowing	895,000	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	1,503,530	769,037	1,157,369

Net increase (decrease) in cash and cash equivalents	221,888	(451,934)	502,081
Cash and cash equivalents, beginning of year	143,111	595,045	92,964

CASH AND CASH EQUIVALENTS, END OF YEAR	$364,999	$ 143,111	$ 595,045

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded) paid	$185,220	$(68,108)	$(11,525)
Interest paid	$3,212	$8	$573

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

The Company has three subsidiaries, including one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ,” and two subsidiaries formed in 2009 for the purpose of holding certain commercial loan investments. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis. Two additional subsidiaries formerly owned by the Company for the purpose of acquiring fixed income investments were liquidated in 2009. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell universal life insurance, variable life insurance, term life insurance, fixed and variable annuities only in New Jersey and New York.

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product in the Company. In general, the new product line offers the same optional living benefits and optional death benefits as offered by PALAC’s existing variable annuities. However, subject to applicable contractual provisions and administrative rules, PALAC will continue to accept subsequent purchase payments on in force contracts under existing annuity products. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities. In addition, by limiting its variable annuity offerings to a single product line sold through one insurer (and its affiliate, for New York sales), the Prudential Annuities business unit of Prudential Financial expects to convey a more focused, cohesive image in the marketplace.

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

Trading account assets consist primarily of asset-backed securities, public corporate bonds and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities.” Realized and unrealized gains and losses for these investments are reported in “Other Income.” Interest and dividend income from these investments is reported in “Net investment income.”

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

Commercial mortgage loans consist of commercial mortgage loans and agricultural loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other).

Commercial mortgage loans originated and held for investment are generally carried at unpaid principal balance, net of an allowance for losses.

Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, related to commercial mortgage and other loans, are included in “Net investment income.”

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on impaired loans, including loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 3 for additional information about the Company’s past due loans.

The Company discontinues accruing interest on impaired loans after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability. When a loan is deemed to be impaired, any accrued but uncollectible interest on the impaired loan and other loans backed by the same collateral, if any, is charged to interest income in the period the loan is deemed to be impaired. Generally, a loan is restored to accrual status only after all delinquent interest and principal are brought current and, in the case of loans where the payment of interest has been interrupted for a substantial period, a regular payment performance has been established.

The Company reviews the performance and credit quality of the commercial mortgage loan and agricultural loan portfolios on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining our allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due according to the contractual terms of the loan agreement will not be collected.

Loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage loans. The loan-to-value ratio compares the amount of the loan to the fair value of the underlying property collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the loan amount exceeds the collateral value. A smaller loan-to-value ratio indicates a greater excess of collateral value over the loan amount. The debt service coverage ratio compares a property’s net operating income to its debt service payments. Debt service coverage ratios less than 1.0 times indicate that property operations do not generate enough income to cover the loan’s current debt payments. A larger debt service coverage ratio indicates a greater excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural loan portfolio, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. The loan-to-value ratio is the most significant of several inputs used to establish the internal credit rating of a loan which in turn drives the allowance for losses. Other key factors considered in determining the internal credit rating include debt service coverage ratios, amortization, loan term, estimated market value growth rate and volatility for the property type and region. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural loan portfolios.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans are reported at carrying value, and the allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage loans and agricultural loans the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, default probability and loss severity factors by property type. Historical credit migration, default and loss severity factors are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations.

The allowance for losses on commercial mortgage loans and agricultural loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses and changes in value for loans accounted for under the fair value option. “Realized investment gains (losses), net” also includes gains and losses on sales, certain restructurings, and foreclosures.

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down to the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned.

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. Securities repurchase and resale agreements are generally short term in nature, and therefore, the carrying amounts of these instruments approximate fair value. As part of securities repurchase agreements or securities loan transactions the Company transfers U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company transfers cash as collateral and receives U.S. government securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as collateralized financing arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective agreements. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities and to value the securities daily. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same as those sold. Income and expenses related to these transactions executed within the insurance subsidiary used to earn spread income are reported as “Net investment income,” however, for transactions used to borrow funds, the associated borrowing cost is reported as interest expense (included in “General, administrative and other expenses”).

Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities loaned transactions used to earn spread income are generally reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General, administrative and other expenses”).

Other long-term investments consist of the derivatives, the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s share of net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

Short-term investments primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, provisions for losses on commercial mortgage loans and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

Policy acquisition costs are deferred and amortized over the expected life of the contracts (approximately 25 – 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach to derive the future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized. In addition to the gross profit components previously mentioned, we also include the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization, regardless of which affiliated legal entity this activity occurs. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements. See Note 13 in the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the economics of the products. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross profits are revised.

For some products, policyholders can elect to modify product benefits, features, rights or coverages by exchanging a contract for a new contract or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. These transactions are known as internal replacements. If policyholders surrender traditional life insurance policies in exchange for life insurance policies that do not have fixed and guaranteed terms, the Company immediately charges to expense the remaining unamortized DAC on the surrendered policies. For other internal replacement transactions, except those that involve the addition of a non-integrated contract feature that does not change the existing base contract, the unamortized DAC is immediately charged to expense if the terms of the new policies are not substantially similar to those of the former policies. If the new terms are substantially similar to those of the earlier policies, the DAC is retained with respect to the new policies and amortized over the expected life of the new policies.

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

Deferred sales inducements

The Company provides sales inducements to contractholders, which primarily reflect an up-front bonus added to the contractholder’s initial deposit for certain annuity contracts. These costs are deferred and recognized in “Deferred sales inducements”. They are amortized using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.”

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other Assets and Other Liabilities

Other assets consist primarily of premiums due, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, technical overdrafts, derivatives, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment depends on policyholder mortality or morbidity, less the present value of future net premiums. For life insurance and annuity products, expected mortality and morbidity is generally based on the Company’s historical experience or standard industry tables including a provision for the risk of adverse deviation on our term life products. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and morbidity and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity products with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves, if required, are determined based on assumptions at the time the premium deficiency reserve is established and do not include a provision for the risk of adverse deviation. The Company’s liability for future policy benefits also includes net liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7, and certain unearned revenues.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is generally equal to the accumulated account deposits, plus interest credited, less policyholders’ withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include a provision for benefits under non-life contingent payout annuities and certain unearned revenues.

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

Certain individual annuity contracts provide the holder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 7. The Company also provides contracts with certain living benefits which are accounted for as embedded derivatives. These contracts are discussed in further detail in Note 7.

Amounts received as payment for interest-sensitive contracts, are reported as deposits to “Policyholders’ account balances.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of policyholders’ deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC. Premiums, benefits and expenses are stated net of reinsurance ceded to other companies. Estimated reinsurance recoverables and the cost of reinsurance are recognized over the life of the reinsured policies using assumptions consistent with those used to account for the underlying policies.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the values of securities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options which are contracted in the over-the-counter market with an affiliate. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, financial indices, values of securities, credit spreads, market volatility, expected returns and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non performance risk, used in valuation models.

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

Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with its affiliated counterparty for which a master netting arrangement has been executed. As discussed below and in Note 11, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges, are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Statements of Cash Flows.

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

The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on the balance sheet or to forecasted transactions.

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

If it is determined that a derivative no longer qualifies as an effective cash flow hedge, or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The asset or liability under a fair value hedge will no longer be adjusted for changes in fair value and the existing basis adjustment is amortized to the income statement line associated with the asset or liability. The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is amortized to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains/(losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as an Other long-term investments and report it within “Other long-term investments.”

The Company sells variable annuity contracts that include features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to most of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). These embedded derivatives are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverable.” Changes in “Realized investment gains/(losses), net” are based on the change in value of the underlying contractual guarantees, which are determined using valuation models.

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

Adoption of New Accounting Pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The required disclosures are included above and in Note 3. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The Company will provide these required disclosures in the interim reporting period ended March 31, 2011. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. The disclosures will be effective, and the Company will provide these disclosures, concurrent with the effective date of proposed guidance for determining what constitutes a troubled debt restructuring.

In March 2010, the FASB issued updated guidance that amends and clarifies the accounting for credit derivatives embedded in interests in securitized financial assets. This new guidance eliminates the scope exception for embedded credit derivatives (except for those that are created solely by subordination) and provides new guidance on how the evaluation of embedded credit derivatives is to be performed. This new guidance is effective for the first interim reporting period beginning after June 15, 2010. The Company’s adoption of this guidance effective with the interim reporting period ending September 30, 2010 did not have a material effect on the Company’s financial position, results of operations, and financial statement disclosures.

In January 2010, the FASB issued updated guidance that requires new fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the roll forward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about level of disaggregation and valuation techniques and inputs. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity, which are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this guidance on January 1, 2010. The required disclosures are provided in Note 10 and Note 11. The Company will provide the required disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity in the interim reporting period ending March 31, 2011.

In September 2009, the FASB issued updated guidance for the fair value measurement of investments in certain entities that calculate net asset value per share including certain alternative investments such as hedge funds, private equity funds, and venture capital funds. This guidance allows companies to determine the fair value of such investments using net asset value (“NAV”) as a practical expedient if the fair value of the investment is not readily determinable and the investee entity issues financial statements in accordance with measurement principles for investment companies. Use of this practical expedient is prohibited if it is probable the investment will be sold at something other than NAV. This guidance also requires new disclosures for each major category of alternative investments. It was effective for the first annual or interim reporting period ending after December 15, 2009. The Company’s adoption of this guidance effective December 31, 2009 did not have a material effect on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

In February 2008, the FASB revised the authoritative guidance for the accounting for transfers of financial assets and repurchase financing transactions. The new guidance provides recognition and derecognition guidance for a repurchase financing transaction, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties that is entered into contemporaneously with or in contemplation of, the initial transfer. The guidance is effective for fiscal years beginning after November 15, 2008. The Company’s adoption of this guidance on a prospective basis effective January 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$223,442	$4,563	$43	$227,962	$-
Obligations of U.S. states and their political subdivisions	25,126	66	1,063	24,129	-
Foreign government bonds	48,725	5,984	-	54,709	-

Corporate securities	4,090,968	292,696	13,467	4,370,197	(694)
Asset-backed securities(1)	417,339	22,316	30,077	409,578	(37,817)
Commercial mortgage-backed securities	546,056	34,711	247	580,520	-
Residential mortgage-backed securities (2)	350,173	25,228	193	375,208	(1,437)

Total fixed maturities, available for sale	$5,701,829	$385,564	$45,090	$6,042,303	$(39,948)

Equity securities, available for sale	$17,964	$3,352	$1,909	$19,407

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings under new authoritative accounting guidance. Amount excludes $15 million of net unrealized gains (losses) on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

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
(3)

Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings under new authoritative accounting guidance. Amount excludes $(24) million of net unrealized gains (losses) on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2010, are as follows:

	Available for Sale
	Amortized Cost	Fair Value

	(in thousands)
Due in one year or less	$371,910	$375,268
Due after one year through five years	1,745,335	1,859,455
Due after five years through ten years	1,708,560	1,842,996
Due after ten years	562,456	599,278
Asset-backed securities	417,339	409,578
Commercial mortgage-backed securities	546,056	580,520
Residential mortgage-backed securities	350,173	375,208

Total	$5,701,829	$6,042,303

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

The following table depicts the sources of fixed maturity proceeds and related gross investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2010	2009	2008
	(in thousands)
Fixed maturities, available for sale:
Proceeds from sales	$788,657	$572,902	$1,070,088
Proceeds from maturities/repayments	919,875	1,100,012	416,196
Gross investment gains from sales, prepayments and maturities	45,098	17,375	13,949
Gross investment losses from sales and maturities	(2,497)	(19,291)	(6,516)

Fixed maturity and equity security impairments:

Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(11,811)	$(31,896)	$(57,790)
Writedowns for other-than-temporary impairment losses on equity securities	$(147)	$(2,259)	$(22)

(1) Effective with the adoption of new authoritative guidance January 1, 2009, excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI	Year Ended December 31, 2010
(in thousands)
Balance, beginning of period, January 1, 2009	$-
Credit losses remaining in retained earnings related to adoption of new authoritative guidance on January 1, 2009	21,827
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(10,181)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-
Credit loss impairment recognized in the current period on securities not previously impaired	19,090
Additional credit loss impairments recognized in the current period on securities previously impaired	11,479
Increases due to the passage of time on previously recorded credit losses	1,589
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(861)

Balance, December 31, 2009	$42,943

Balance, beginning of period, January 1, 2010	$42,943
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(7,144)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	(7,158)
Credit loss impairment recognized in the current period on securities not previously impaired	26
Additional credit loss impairments recognized in the current period on securities previously impaired	8,950
Increases due to the passage of time on previously recorded credit losses	2,222
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(3,019)

Balance, December 31, 2010	$36,820

(1)

        Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table provides information relating to trading account assets at December 31:

	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Fixed maturities:

Corporate securities	$-	$-	$1,200	$1,182

Asset-backed securities	16,074	17,525	18,903	20,647

Commercial mortgage-backed securities	4,950	5,180	4,924	5,108

Total fixed maturities	$21,024	$22,705	$25,027	$26,937

Total trading account assets	$21,024	$22,705	$25,027	$26,937

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Asset administration fees” were ($0.2) million and $3 million during year ended December 31, 2010 and 2009, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

Commercial Mortgage Loans

The Company’s commercial mortgage loans are comprised as follows at December 31:

	2010		2009
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage loans by property type
Industrial buildings	$226,174	17.4%	$200,168	18.6%
Retail stores	438,072	33.8%	336,699	31.3%
Apartments/Multi-family	203,749	15.7%	159,669	14.9%
Office buildings	208,699	16.1%	164,412	15.3%
Hospitality	57,409	4.4%	58,714	5.5%
Other	85,133	6.6%	85,729	8.0%

Total commercial mortgage loans	1,219,236	94.0%	1,005,391	93.6%

Agricultural properties	77,214	6.0%	68,697	6.4%

Total commercial mortgage and agricultural loans	1,296,450	100.0%	1,074,088	100.0%

Valuation allowance	(21,428)		(25,742)

Total net commercial mortgage and agricultural loans	1,275,022		1,048,346

Total other uncollaterized loans	-		-
Total commercial mortgage and other loans	$1,275,022		$1,048,346

The commercial loans are geographically dispersed throughout the United States with the largest concentrations in California (20%) and New Jersey (13%) at December 31, 2010.

Activity in the allowance for losses for all commercial loans, for the years ended December 31, is as follows:

	2010	2009	2008
	(in thousands)
Allowance for losses, beginning of year	$25,742	$8,173	$4,517
Increase/(Decrease) in allowance for losses	(4,314)	17,569	3,656

Allowance for losses, end of year	$21,428	$25,742	$8,173

The following table sets forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of December 31, 2010:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$10,536	$-	$10,536
Ending Balance: collectively evaluated for impairment	10,471	421	10,892

Total Ending Balance	$21,007	$421	$21,428

Recorded Investment:
Ending balance gross of reserves:
individually evaluated for impairment	$38,061	$-	$38,061
Ending balance gross of reserves:
collectively evaluated for impairment	1,181,175	77,214	1,258,389

Total Ending balance, gross of reserves	$1,219,236	$77,214	$1,296,450

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (continued)

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses at December 31, 2010 are as follows:

Impaired Commercial Mortgage Loans

	Year Ended December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(in thousands)
With an allowance recorded:
Commercial mortgage loans:
Industrial	$-	$-	$-
Retail	12,555	12,555	2,079
Office	-	-	-
Apartments/Multi-Family	-	-	-
Hospitality	15,844	15,844	7,816
Other	9,662	9,662	641

Total commercial mortgage loans	$38,061	$38,061	$10,536

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

At December 31, 2010, the Company held no impaired agricultural loans.

Non-performing commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The average recorded investment in non-performing loans before allowance for losses was $38 million and $24 million for 2010 and 2009, respectively. Net investment income recognized on these loans totaled $1 million and $2 million for the years ended December 31, 2010 and 2009, respectively. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

The following tables set forth the credit quality indicators as of December 31, 2010:

Commercial mortgage loans

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$113,353	$66,295	$94,130	$29,678	$5,957	$4,211	$313,624
50%-59.99%	48,665	19,063	34,349	-	8,900	-	110,977
60%-69.99%	97,374	92,211	34,119	104,588	32,743	-	361,035
70%-79.99%	5,000	14,462	21,558	132,812	95,433	2,365	271,630
80%-89.99%	-	-	-	62,323	8,909	17,972	89,204
90%-100%	-	-	-	-	11,216	21,846	33,062
Greater than 100%	-	-	-	3,847	14,198	21,659	39,704

Total Commercial Mortgage Loans	$264,392	$192,031	$184,156	$332,248	$177,356	$68,053	$1,219,236

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

Agricultural loans

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$13,368	$960	$20,192	$15,129	$12,731	$-	$62,380
50%-59.99%	-	5,105	-	-	-	-	5,105
60%-69.99%	9,729	-	-	-	-	-	9,729
70%-79.99%	-	-	-	-	-	-	-
80%-89.99%	-	-	-	-	-	-	-
90%-100%	-	-	-	-	-	-	-

Greater than 100%	-	-	-	-	-	-	-
Total Agricultural

Loans	$23,097	$6,065	$20,192	$15,129	$12,731	$-	$77,214

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$126,721	$67,255	$114,322	$44,807	$18,688	$4,211	$376,004
50%-59.99%	48,665	24,168	34,349	-	8,900	-	116,082
60%-69.99%	107,103	92,211	34,119	104,588	32,743	-	370,764
70%-79.99%	5,000	14,462	21,558	132,812	95,433	2,365	271,630
80%-89.99%	-	-	-	62,323	8,909	17,972	89,204
90%-100%	-	-	-	-	11,216	21,846	33,062

Greater than 100%	-	-	-	3,847	14,198	21,659	39,704
Total Commercial Mortgage and

Agricultural Loans	$287,489	$198,096	$204,348	$348,377	$190,087	$68,053	$1,296,450

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

The following table provides an aging of past due commercial mortgage and other loans as of December 31, 2010:

	As of December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due		Greater Than 90 Day - Accruing		Greater Than 90 Day - Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans
	(in thousands)
Commercial mortgage loans:
Industrial	$226,175	$-		$-		$-	$-	$-	$226,175
Retail	425,516	12,555		-		-	-	12,555	438,071
Office	208,699	-		-		-	-	-	208,699
Multi-Family/Apartment	203,748	-		-		-	-	-	203,748
Hospitality	57,410	-		-		-	-	-	57,410
Other	75,471	-		-		-	9,662	9,662	85,133

Total commercial mortgage loans	$1,197,019	$12,555		$-		$-	$9,662	$22,217	$1,219,236

Agricultural property loans	$77,214	$-	$		$		$-	$-	$77,214

Total	$1,274,233	$12,555		$-		$-	$9,662	$22,217	$1,296,450

See Note 2 for further discussion regarding nonaccrual status loans.

The following table sets forth commercial mortgage and other loans on nonaccrual status as of December 31:

2010
(in thousands)
Commercial mortgage loans:
Industrial	$-
Retail	12,555
Office	-
Multi-Family/Apartment	-
Hospitality	15,844
Other	9,662

Total commercial mortgage loans	$38,061

Other Long term Investments

“Other long-term investments” are comprised as follows at December 31:

	2010	2009
	(in thousands)
Company’s investment in Separate accounts	$29,827	$34,558
Joint ventures and limited partnerships	86,972	39,113
Derivatives (1)	15,195	-
Total other long- term investments	$131,994	$73,671

(1)	Derivative balance of ($20.5) million at December 31, 2009 was reclassed to Other Liabilities.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3. INVESTMENTS (continued)

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2010	2009	2008
	(in thousands)
Fixed maturities, available for sale	$313,036	$306,535	$269,498
Equity securities, available for sale	1,005	1,966	2,230
Trading account assets	1,156	1,086	283
Commercial mortgage loans	71,541	60,575	49,786
Policy loans	55,599	53,934	53,073
Short-term investments and cash equivalents	918	2,407	10,142

Other long-term investments	11,552	(6,700)	(3,694)

Gross investment income	454,807	419,803	381,318
Less investment expenses	(16,563)	(13,763)	(17,567)

Net investment income	$438,244	$406,040	$363,751

Carrying value for non-income producing assets included in fixed maturities totaled $14.2 million and $15.5 million as of December 31, 2010 and December 31, 2009, respectively. Non-income producing assets represent investments that have not produced income for the twelve months preceding December 31, 2010.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2010	2009	2008
	(in thousands)
Fixed maturities	$30,790	$(33,813)	$(50,358)
Equity securities	(166)	(837)	(22)
Commercial mortgage loans	1,379	(17,568)	(3,656)
Joint ventures and limited partnerships	-	(731)	-
Derivatives	78,577	(416,318)	260,027
Other	54	83	215

Realized investment gains/(losses), net	$110,634	$(469,184)	$206,206

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$-	-	$-	$-	$-
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(19,184)	1,446	-	6,208	(11,530)
Net investment gains (losses) on investments arising during the period	26,718	-	-	(9,431)	17,287
Reclassification adjustment for OTTI losses included in net income	9,704	-	-	(3,426)	6,278
Reclassification adjustment for OTTI losses excluded from net income (1)	(43,123)	-	-	15,222	(27,901)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	17,429	-	(6,152)	11,277
Impact of net unrealized investment (gains) losses on Policyholder account balance	-	-	(8,037)	2,837	(5,200)

Balance, December 31, 2009	$(25,885)	$18,875	$(8,037)	$5,258	$(9,789)

Net investment gains (losses) on investments arising during the period	(6,744)	-	-	2,359	(4,385)
Reclassification adjustment for OTTI losses included in net income	7,954	-	-	(2,784)	5,170
Reclassification adjustment for OTTI losses excluded from net income (1)	(29)	-	-	10	(19)
Impact of net unrealized investment (gains) losses on deferred policy acquisition and other costs	-	(2,620)	-	917	(1,703)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	908	(317)	591

Balance, December 31, 2010	$(24,704)	$16,255	$(7,129)	$5,443	$(10,135)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2007	$43,960	$(25,019)	$10,358	$(12,063)	$17,236
Net investment gains (losses) on investments arising during the period	(325,480)	-	-	113,648	(211,832)
Reclassification adjustment for gains (losses) included in net income	(50,380)	-	-	17,633	(32,747)
Impact of net unrealized investment (gains) losses on deferred policy acquisition and other costs	-	264,616	-	(92,616)	172,000
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	(126,068)	44,124	(81,944)

Balance, December 31, 2008	$(331,900)	$239,597	$(115,710)	$70,726	$(137,287)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(12,856)	538	-	4,311	(8,007)
Net investment gains (losses) on investments arising during the period	513,845	-	-	(179,846)	333,999

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (continued)

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Reclassification adjustment for (gains) losses included in net income	24,946	-	-	(8,731)	16,215
Reclassification adjustment for OTTI losses excluded from net income (2)	43,123	-	-	(15,093)	28,030
Impact of net unrealized investment (gains) losses on deferred policy acquisition and other costs	-	(407,199)	-	144,673	(262,526)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	176,541	(61,788)	114,753

Balance, December 31, 2009	$237,158	$(167,064)	$60,831	$(45,748)	$85,177
Net investment gains (losses) on investments arising during the period	124,639	-	-	(43,622)	81,017
Reclassification adjustment for (gains) losses included in net income	38,578	-	-	(13,501)	25,077
Reclassification adjustment for OTTI losses excluded from net income (2)	29	-	-	(10)	19
Impact of net unrealized investment (gains) losses on deferred policy acquisition and other costs	-	(63,685)	-	22,291	(41,394)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	32,198	(11,268)	20,930

Balance, December 31, 2010	$400,404	$(230,749)	$93,029	$(91,858)	$170,826

(1)	Includes cash flow hedges. See Note 11 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class at December 31:

	2010	2009
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(24,704)	$(25,885)
Fixed maturity securities, available for sale – all other	365,178	210,581
Equity securities, available for sale	1,443	310
Derivatives designated as cash flow hedges(1)	808	(2,974)
Other investments	32,975	29,241

Net unrealized gain/(losses) on investments	$375,700	$211,273

(1)	See Note 11 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2010
	Less than twelve months (1)		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,075	$43	$-	$-	$9,075	$43
Obligations of U.S. states and their political subdivisions	20,662	1,063	-	-	20,662	1,063
Foreign government bonds	152	-	-	-	152	-
Corporate securities	330,322	9,606	51,283	3,860	381,605	13,466
Asset-backed securities	23,625	189	95,622	29,888	119,247	30,077
Commercial mortgage-backed securities	14,375	247	-	-	14,375	247
Residential mortgage-backed securities	3,406	57	5,934	137	9,340	194

Total	$401,617	$11,205	$152,839	$33,885	$554,456	$45,090

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (continued)

	December 31, 2009
	Less than twelve months		Twelve months or more (1)		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$20,888	$459	$-	$-	$20,888	$459
Obligations of U.S. states and their political subdivisions	15,752	922	-	-	15,752	922
Foreign government bonds	6,719	272	85	15	6,804	287
Corporate securities	521,900	9,918	218,362	16,436	740,262	26,354
Asset-backed securities	32,045	7,055	113,323	32,549	145,368	39,604
Commercial mortgage-backed securities	120,153	1,639	76,082	2,992	196,235	4,631
Residential mortgage-backed securities	42,560	1,097	6,819	546	49,379	1,643

Total	$760,017	$21,362	$414,671	$52,538	$1,174,688	$73,900

(1)   The month count for aging of unrealized losses was reset back to historical unrealized loss month counts for securities impacted by the adoption of new authoritative guidance related to other-than-temporary impairments of debt securities on January 1, 2009.

The gross unrealized losses at December 31, 2010 and 2009 are composed of $23 million and $28 million related high or highest quality securities based on NAIC or equivalent rating and $22 million and $46 million, respectively related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2010, $27 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for less than six months, as compared to $39 million at December 31, 2009 that represented declines in value of greater than 20%, $4 million of which had been in that position for less than six months. At December 31, 2010 and December 31, 2009, the $34 million and $53 million respectively, of gross unrealized losses of twelve months or more were concentrated in asset backed securities, and in the utilities and transportation sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2010 or 2009. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2010, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Equity Securities, available for sale	$6,606	$1,750	$1,536	$159	$8,142	$1,909

	December 31, 2009
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(in thousands)
Equity Securities, available for sale	$6,728	$521	$5,839	$832	$12,567	$1,353

At December 31, 2010, $2 million of the gross unrealized losses represented declines of greater than 20%, all of which have been in that position for less than six months. At December 31, 2009, $135 thousand of the gross unrealized losses represented declines of greater than 20%, all of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of December 31, 2010 and 2009. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2010 or 2009.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

3.	INVESTMENTS (Continued)

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2010	2009
	( in thousands)
Fixed maturity securities, available for sale – all other	76,981	199,852

Total securities pledged	$76,981	$199,852

As of December 31, 2010, the carrying amount of the associated liabilities supported by the pledged collateral was $80 million. Of this amount, $3 million was “Securities sold under agreements to repurchase” and $77 million was “Cash collateral for loaned securities. As of December 31, 2009, the carrying amount of the associated liabilities supported by the pledged collateral was $208 million. Of this amount, $12 million was “Securities sold under agreements to repurchase” and $196 million was “Cash collateral for loaned securities.”

Fixed maturities of $4 million at December 31, 2010 and December 31, 2009 were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.	DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2010	2009	2008
	(in thousands)
Balance, beginning of year	$2,483,494	$2,602,085	$2,174,315
Capitalization of commissions, sales and issue expenses	1,059,823	545,418	471,771
Amortization	(93,125)	(294,286)	(308,617)
Change in unrealized investment gains/(losses)	(72,635)	(369,723)	264,616

Balance, end of year	3,377,557	$2,483,494	$2,602,085

Deferred acquisition costs include reductions in capitalization and amortization related to reinsurance expense allowances resulting from the coinsurance treaties with Prudential Arizona Reinsurance Captive Company, or “PARCC,” Prudential Arizona Reinsurance Term Company, or “PAR TERM” and Prudential Arizona Reinsurance III Company, or “PAR III”, as discussed in Note 13 to the Consolidated Financial Statements.

Ceded capitalization amounted to $220 million, $220 million and $126 million in 2010, 2009 and 2008, respectively. Ceded amortization amounted to $67 million, $53 million and $22 million in 2010, 2009 and 2008, respectively.

5.	POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2010	2009
	(in thousands)
Life insurance – domestic	$ 2,690,544	$ 2,195,902
Life insurance – Taiwan	939,159	786,044
Individual and group annuities	57,313	54,241
Policy claims and other contract liabilities	(359,467)	109,333

Total future policy benefits	$3,327,549	$3,145,520

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

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of present values range from 1.32% to 14.75%, with approximately 15.44% of the reserves based on an interest rate in excess of 8.00%. The interest rate used in the determination of group annuities reserves is 14.75%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience. The interest rates used in the determination of the present values range from 0.77% to 6.21%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2010	2009
	(in thousands)
Interest-sensitive life contracts	$4,320,045	$3,954,459
Individual annuities	1,869,965	2,172,332
Guaranteed interest accounts	841,268	274,434
Other	477,891	393,496

Total policyholders’ account balances	$7,509,169	$6,794,721

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. Interest crediting rates range from 3.00% to 5.00% for interest-sensitive contracts. Interest crediting rates for individual annuities may range from 1.00 % to 9.00 % with 0.00 % of policyholders’ account balances with interest crediting rates in excess of 8.00%. Interest crediting rates for guaranteed interest accounts range from 1.00 % to 6.00%. Interest crediting rates range from 1.00 % to 8.00 % for other.

6.	REINSURANCE

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

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for long duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 13 of the Consolidated Financial Statements.

Reinsurance amounts included in the Consolidated Statements of Operations and Comprehensive Income for the years December 31, are as follows:

	2010	2009	2008
	(in thousands)
Gross premiums and policy charges and fee income	$2,092,147	$1,896,683	$1,717,526
Reinsurance ceded	(1,436,704)	(1,171,957)	(954,583)

Net premiums and policy charges and fee income	$655,443	$724,726	$762,943

Policyholders’ benefits ceded	$678,782	$515,539	$496,280
Realized capital (losses)/gains net, associated with derivatives	$(497,195)	$(1,183,687)	$1,059,476

Reinsurance premiums ceded for interest-sensitive products are accounted for as a reduction of policy charges and fee income.

Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

6. REINSURANCE (continued)

In 2009, reinsurance ceded included a $17 million expense due to an underpayment to an affiliate in prior periods and in 2008 reinsurance ceded included a $49 million benefit due to an overpayment to an affiliate in prior periods.

Realized investment gains and losses include the reinsurance of certain of the Company’s embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company also sells certain universal life products that contain a no-lapse guarantee provision. The Company excluding its subsidiaries, entered into an agreement with UPARC (See Note 13 to the Consolidated Financial Statements) to reinsure these guarantees. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative.

Reinsurance recoverables included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2010	2009
	(in thousands)
Domestic life insurance – affiliated	$1,780,911	$1,606,000
Domestic life insurance – unaffiliated	239	4,050
Taiwan life insurance-affiliated	946,011	786,045

	$2,727,161	$2,396,095

Substantially all reinsurance contracts are with affiliates as of December 31, 2010 and 2009. These contracts are described further in Note 13 of the Consolidated Financial Statements.

The gross and net amounts of life insurance in- force as December 31st, were as follows:

	2010	2009	2008
	(in thousands)
Gross life insurance in force	$546,708,450	$517,012,733	$450,675,048
Reinsurance ceded	(492,314,245)	(465,245,943)	(405,820,776)

Net life insurance in force	$54,394,205	$51,766,790	$44,854,272

7.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

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

The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable.

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

The assets supporting the variable portion of both traditional variable annuities and certain variable contracts with guarantees are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities.” Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits.” In 2010, 2009 and 2008 there were no gains or losses on transfers of assets from the general account to a separate account.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2010 and 2009, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2010		December 31, 2009
	In the Event of Death	At Annuitization / Accumulation (1)	In the Event of Death	At Annuitization / Accumulation (1)

Variable Annuity Contracts	( in thousands)		( in thousands)

Return of Net Deposits

Account value	$23,853,223	N/A	$9,277,670	N/A

Net amount at risk	$112,961	N/A	$275,876	N/A

Average attained age of contractholders	60 years	N/A	61 years	N/A
Minimum return or contract value

Account value	$12,334,087	$29,079,105	$9,397,969	$12,015,386

Net amount at risk	$1,725,293	$847,993	$2,255,244	$773,487

Average attained age of contractholders	66 years	60 years	66 years	62 years

Average period remaining until earliest expected annuitization	N/A	1.24 years	N/A	2.21 years

(1) Includes income and withdrawal benefits as described herein

Market value adjusted annuities	Unadjusted Value	Adjusted Value	Unadjusted Value	Adjusted Value

Account value	$738,349	$744,269	$180,099	$187,867

	December 31, 2010	December 31, 2009

	In the Event of Death

Variable Life, Variable Universal Life and Universal Life Contracts	(in thousands)

No Lapse Guarantees

Separate account value	$2,391,911	$2,157,765

General account value	$1,789,570	$1,517,912

Net amount at risk	$51,499,882	$49,987,909

Average attained age of contractholders	51 years	50 years

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

7.	CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2010	December 31, 2009
	(in thousands)

Equity funds	$20,486,317	$10,489,477

Bond funds	11,185,349	3,743,443

Money market funds	2,035,929	2,221,208

Total	$33,707,595	$16,454,128

In addition to the above mentioned amounts invested in separate account investment options, $2.480 billion and $2.222 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA feature, were invested in general account investment options in 2010 and 2009, respectively.

Liabilities for Guaranteed Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits” and the related changes in the liabilities are included in “Policyholders’ benefits.” Guaranteed minimum income and withdrawal benefits (“GMIWB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) features are considered to be bifurcated embedded derivatives and are recorded at fair value. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 10 for additional information regarding the methodology used in determining the fair value of these embedded derivatives. The liabilities for GMAB, GMWB and GMIWB are included in “Future policy benefits.”

	GMDB		GMIB	GMIWB – GMAB	Total

	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity
	(in thousands)
Balance as of December 31, 2007	$35,671	$55,184	$8,905	$35,233	$134,993
Incurred guarantee benefits (1)	162,244	32,311	32,112	759,407	986,074
Paid guarantee benefits	(35,346)	(756)	-	-	(36,102)

Balance as of December 31, 2008	$162,569	$86,739	$41,017	$794,640	$1,084,965
Incurred guarantee benefits (1)	(13,709)	63,694	(14,478)	(812,179)	(776,672)
Paid guarantee benefits	(68,937)	(7,262)	-	-	(76,199)

Balance as of December 31, 2009	$79,923	$143,171	$26,539	$(17,539)	$232,094
Incurred guarantee benefits (1)	5,522	18,496	361	(435,284)	(410,905)
Paid guarantee benefits	(36,616)	(560)	(182)	-	(37,358)

Balance as of December 31, 2010	$48,829	$161,107	$26,718	$(452,823)	$(216,169)

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

The GMAB features provide the contractholder with a guaranteed return of initial account value or an enhanced value if applicable. The most significant of the Company’s GMAB features are the guaranteed return option (“GRO”) features, which includes an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMAB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

7. CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS (continued)

The GMWB features provide the contractholder with a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMIWB features, taken collectively, provides a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which is available under only one of the Company’s GMIWBs) guarantees that a contract holder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contract holder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. Certain GMIWB features include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

As part of its risk management strategy, the Company limits its exposure to these risks through a combination of product design elements, such as an asset transfer feature, and affiliated reinsurance agreements. The asset transfer feature included in the design of certain optional living benefits transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula, used with the particular optional benefit, which considers a number of factors, including the impact of investment performance of the contractholder total account value. In general, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum purchase age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the asset transfer feature including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the asset transfer feature, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the asset transfer feature also include GMDB riders, and as such the GMDB risk in these riders also benefits from the asset transfer feature

Sales Inducements

These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances”, are as follows:

The Company defers sales inducements and amortizes them over the life of the policy using the same methodology and assumptions used to amortize deferred policy acquisition costs. These deferred sales inducements are included in “Other Assets” in the Company’s Statements of Financial Position. The Company offers various types of sales inducements. These inducements include: (1) a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s initial deposit and (2) additional credits after a certain number of years a contract is held. Changes in deferred sales inducements, reported as “Interest credited to policyholders’ account balances,” are as follows:

	2010	2009	2008
	(in thousands)
Balance, beginning of year	$296,341	$269,310	$215,057
Capitalization	246,006	94,526	71,899
Amortization	(10,734)	(47,565)	(17,646)
Change in unrealized investment gains and (losses)	6,330	(19,930)	—

Balance, end of year	$537,943	$296,341	$269,310

8.	STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

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

Statutory net income (loss) for the Company amounted to $277 million, $167 million, and ($566) million for the years ended December 31, 2010, 2009, and 2008, respectively. Statutory surplus of the Company amounted to $1,218 million and $909 million at December 31, 2010 and 2009, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

8. STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the Arizona Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is $122 million capacity to pay a dividend in 2011 without prior approval. In 2008 and 2009, there were neither dividends nor any returns of capital paid by the Company to the parent company. The Company paid a dividend of $100 million in 2010, of which $90 million was considered an ordinary dividend and $10 million was considered an extraordinary dividend.

9.	INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2010	2009	2008
	(in thousands)
Current tax expense (benefit):
U.S.	$157,318	$93,658	$(126,180)

Total	157,318	93,658	(126,180)

Deferred tax expense (benefit):
U.S.	14,495	(229,618)	191,184

Total	14,495	(229,618)	191,184

Total income tax expense (benefit) on income from operations	$171,813	$(135,960)	$65,004
Other comprehensive (loss) income	45,855	111,335	(83,046)
Cumulative effect of changes in accounting policy	-	10,637	-

Total income tax expense (benefit) on continuing operations	$217,668	$(13,988)	$(18,042)

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of $641.9 million, ($201.8) million and $314.3 million, and no income from foreign operations for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company’s actual income tax expense for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and cumulative effect of accounting change for the following reasons:

	2010	2009	2008
	(in thousands)
Expected federal income tax expense (benefit)	$224,658	$(70,612)	$110,015
Non-taxable investment income	(46,577)	(35,900)	(43,914)
Tax credits	(3,469)	(2,270)	(4,974)
Expiration of statute of limitations and related interest	-	(33,812)	-
Other	(2,799)	6,634	3,877

Total income tax expense (benefit) on continuing operations	$171,813	$(135,960)	$65,004

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

9. INCOME TAXES (continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2010	2009
	(in thousands)
Deferred tax assets
Insurance reserves	$507,852	$202,477
Investments	45,654	65,527
Other	1,821	-

Deferred tax assets	$555,327	$268,004

Deferred tax liabilities
Deferred acquisition costs	$920,187	$634,229
Net unrealized gains on securities	131,136	74,916
Other	-	11,672

Deferred tax liabilities	1,051,323	720,817

Net deferred tax asset (liability)	$(495,996)	$(452,813)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2010, 2009 and 2008.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company’s unrecognized tax benefits as of December 31, 2008, 2009 and 2010 are as follows:

	Unrecognized tax benefits prior to 2002	Unrecognized tax benefits 2002 and forward	Total unrecognized tax benefits all years
	(in thousands)
Amounts as of December 31, 2007	$45,118	$5,782	$50,900
Increases in unrecognized tax benefits taken in prior period	-	297	297
(Decreases) in unrecognized tax benefits taken in prior period	-	-	-

Amounts as of December 31, 2008	$45,118	$6,079	$51,197
Increases in unrecognized tax benefits taken in prior period	-	-	-
(Decreases) in unrecognized tax benefits taken in prior period	-	(826)	(826)
Settlements with parent	(17,197)	-	(17,197)
Settlements with taxing authorities	-	-	-
(Decreases) in unrecognized tax benefits as a result of lapse of the applicable statute of limitations	(26,431)	-	(26,431)

Amounts as of December 31, 2009	$1,490	$5,253	$6,743
Increases in unrecognized tax benefits taken in prior period	-	-	-
(Decreases) in unrecognized tax benefits taken in prior period	-	(5,123)	(5,123)

Amounts as of December 31, 2010	$1,490	$130	$1,620

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2008	$45,118	$-	$45,118

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2009	$1,490	$-	$1,490

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate as of December 31, 2010	$1,490	-	$1,490

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

9. INCOME TAXES (continued)

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31, are as follows:

	2010	2009	2008
	(in thousands)
Interest and penalties recognized in the consolidated statements of operations	$(1,100)	$(4,900)	$1,200
Interest and penalties recognized in liabilities in the consolidated statements of financial position	$0	$1,100	$6,000

During 2009, in accordance with the terms of tax sharing agreement with its parent, Prudential Financial, the Company settled $17 million of its contingent tax liability with PFI and was relieved of any future obligation related thereto. The liability is primarily related to tax years prior to 2002. The settlement of this liability was recorded as an increase to additional paid-in-capital.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 and 2009 are still open for IRS examination. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

As discussed above, the completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. As such, 2009 benefited from a reduction to the liability for unrecognized tax benefits and related interest of $34 million, primarily related to tax years prior to 2002 as a result of the expiration of the statute of limitations for the 2002 and 2003 tax years.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2008, 2009 or 2010 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received in February 2009. The Company believed that its return position with respect to the calculation of the DRD was technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS recently issued an Industry Director Directive (“IDD”) stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company is working with its IRS audit team to bring the DRD issue to a close in accordance with the IDD. These activities had no impact on the Company’s 2008, 2009 or 2010 results.

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

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value) and commercial mortgage loans, short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally developed values to the related assets or liabilities. To the extent the internally developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2010 and 2009 these over-rides on a net basis were not material.

Inactive Markets – During 2009 and continuing through the first quarter of 2010, the Company observed that the volume and level of activity in the market for asset-backed securities collateralized by sub-prime mortgages remained at historically low levels. This stood in particular contrast to the markets for other structured products with similar cash flow and credit profiles. The Company also observed significant implied relative liquidity risk premiums, yields, and weighting of “worst case” cash flows for asset-backed securities collateralized by sub-prime mortgages in comparison with its own estimates for such securities. In contrast, the liquidity of other spread-based asset classes, such as corporate bonds, high yield and consumer asset-backed securities, such as those collateralized by credit cards or autos, which were previously more correlated with sub-prime securities, improved beginning in the second quarter of 2009. Based on this information, the Company concluded as of June 30, 2009, and continuing through March 31, 2010, that the market for asset-backed securities collateralized by sub-prime mortgages was inactive and also determined the pricing quotes it received were based on limited market transactions, calling into question their representation of observable fair value. As a result, the Company considered both third-party pricing information and an internally developed price based on a discounted cash flow model in determining the fair value of certain of these securities as of June 30, 2009 through March 31, 2010. Based on the unobservable inputs used in the discounted cash flow model and the limited observable market activity, the Company classified these securities within Level 3 as of June 30, 2009 through March 31, 2010.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Beginning in the second quarter of 2010, the Company observed an increasingly active market, as evidence of orderly transactions in asset-backed securities collateralized by sub-prime mortgages became more apparent. Additionally, the valuation based on the pricing the Company received from independent pricing services was not materially different from its internal estimates of current market value for these securities. As a result, where third party pricing information based on observable inputs was used to fair value the security, and based on the assessment that the market has been becoming increasingly active, the Company reported fair values for these asset-backed securities collateralized by sub-prime mortgages in Level 2 since June 30, 2010. As of December 31, 2010, the fair value of these securities included in Level 2 were $69.7 million included in Fixed Maturities Available for Sale – Asset-Backed Securities.

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$227,962	$-	$227,962
Obligations of U.S. states and their political subdivisions	-	24,129	-	24,129
Foreign government bonds	-	54,709	-	54,709
Corporate securities	-	4,321,147	49,050	4,370,197
Asset-backed securities	-	349,808	59,770	409,578
Commercial mortgage-backed securities	-	580,520	-	580,520
Residential mortgage-backed securities	-	375,208	-	375,208

Sub-total	-	5,933,483	108,820	6,042,303
Trading account assets:
Asset-backed securities	-	17,525	-	17,525
Commercial mortgage-backed securities	-	5,180	-	5,180

Sub-total	-	22,705	-	22,705

Equity securities, available for sale	8,920	8,695	1,792	19,407
Short-term investments	50,989	195,915	-	246,904
Cash equivalents	42,040	237,871	-	279,911
Other long-term investments	-	15,195	-	15,195
Other assets	-	48,071	(222,491)	(174,420)
Sub-total excluding separate account assets	101,949	6,461,935	(111,879)	6,452,005
Separate account assets (1)	1,654,810	41,415,830	198,451	43,269,091

Total assets	$1,756,759	$47,877,765	$86,572	$49,721,096

Future policy benefits	-	-	(452,822)	(452,822)

Total liabilities	$-	$-	$(452,822)	$(452,822)

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

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonability, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally developed valuation. As of December 31, 2010 and 2009 over-rides on a net basis were not material. Internally developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect our own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally developed valuations and non-binding broker quotes are generally included in Level 3 in our fair value hierarchy.

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

Equity Securities –Equity securities consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities, as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services and, in order to validate reasonability, are compared with directly observed recent market trades. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy.

Derivative Instruments – Derivatives are recorded at fair value as assets within “Other long-term investments,” or as liabilities within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts are determined based on quoted prices in active exchanges or through the use of valuation models. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk and liquidity as well as other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position. Fair values can also be affected by changes in estimates and assumptions including those related to counterparty behavior used in valuation models.

All of the Company’s derivative positions are traded in the over-the-counter (OTC) derivative market and is classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk and volatility.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates an additional spread over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities which are uncollateralized. Most OTC derivative contracts inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value and classify these derivative contracts as Level 2.

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

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are based on market observable inputs and, accordingly, these investments have been classified within Level 2 in the fair value hierarchy.

Other Assets – Other assets carried at fair value include reinsurance recoverables related to the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are described further below in “Future Policy Benefits.” Also included in other assets are certain universal life products that contain a no-lapse guarantee provision. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

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

The Company is also required to incorporate the market perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company. The additional spread over LIBOR incorporated into the discount rate as of December 31, 2010 generally ranged from 50 to 150 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Transfers between Levels 1 and 2 – During the twelve months ended December 31, 2010, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and twelve months ended December 31, 2010, as well as the portion of gains or losses included in income for the three and twelve months ended December 31, 2010 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

	Year Ended December 31, 2010
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale –Corporate Securities	Fixed Maturities, Available For Sale –Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,082	$32,462	$135,466	$-	$3,833
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	-	(438)	(1,438)	-	(90)
Asset administration fees and other income	-	-	-	-	-
Included in other comprehensive income (loss)	(11)	1,958	(582)	82	(2,291)
Net investment income	(1)	328	735	(7)	-
Purchases, sales, issuances, and settlements	-	(14,534)	4,839	5,160	340
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	30,910	4,525	-	-
Transfers out of Level 3 (2)	(1,070)	(1,636)	(83,775)	(5,235)	-

Fair value, end of period	$-	$49,050	$59,770	$-	$1,792

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$-	$(1,027)	$(868)	$-	$90
Asset administration fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account balances	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$(11)	$2,786	$(634)	$126	$(2,291)

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2010
	Trading Account Asset -Backed Securities	Other Liabilities	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$1,182	$(960)	$159,618	$152,675	$17,539
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	960	(474,147)	(799)	540,017
Asset administration fees and other income	-	-	-	-	-
Interest credited to policyholder account balances	-	-	-	9,119	-
Included in other comprehensive income (loss)	18	-	2,465	-	-
Net investment income	-	-	-	-	-
Purchases, sales, issuances, and settlements	(1,200)	-	89,573	37,456	(104,733)
Foreign currency translation	-		-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair value, end of period	$-	$-	$(222,491)	$198,451	$452,822

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3) :	-	-	-	-	-
Included in earnings:
Realized investment gains (losses), net	$-	$-	$(473,023)	$-	$499,913
Asset administration fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account balances	$-	$-	$-	$9,119	$-
Included in other comprehensive income (loss)	$-	$-	$2,465	$-	$-

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

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $79.5 million for the year ended December 31, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages has been becoming increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of significant unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the year ended December 31, 2009, as well as the portion of gains or losses included in income for the year ended December 31, 2009 attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2009.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

	Year Ended December 31, 2009
	Fixed Maturities, Available For Sale –Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale –Asset- Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$867	$13,357	$43,642	$6,309	$968
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	-	(2,344)	(10,559)	-	(2)
Asset management fees and other income	-	-	-	-	-
Included in other comprehensive income (loss)	217	3,991	42,357	43	2,864
Net investment income	(2)	916	1,004	-	-
Purchases, sales, issuances, and settlements	-	(4,636)	(20,381)	(1,252)	-
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	28,257	89,358	-	49
Transfers out of Level 3 (2)	-	(7,079)	(9,955)	(5,100)	(46)

Fair value, end of period	$1,082	$32,462	$135,466	$-	$3,833

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$-	$(2,904)	$(10,020)	$-	$(2)
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$217	$3,986	$42,587	$-	$2,864

	Year Ended December 31, 2009
	Trading Account Asset -Backed Securities	Other Assets	Separate Account Assets (1)	Other Liabilities	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$1,089	$1,157,884	$154,316	$(17,167)	$(794,640)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(1,157,338)	(3,608)	16,207	848,282
Asset management fees and other income	93	-	-	-	-
Interest credited to policyholder account	-	-	(10,140)	-	-
Included in other comprehensive income (loss)	-	22,282	-	-	-
Net investment income	-	-	-	-	-
Purchases, sales, issuances, and settlements	-	136,790	17,545	-	(36,103)
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	(5,438)	-	-

Fair value, end of period	$1,182	$159,618	$152,675	$(960)	$17,539

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3) :
Included in earnings:
Realized investment gains (losses), net	$-	$(788,470)	$-	$16,215	$830,739
Asset management fees and other income	$93	$-	$-	$-	$-
Interest credited to policyholder account	$-	$-	$(10,141)	$-	$-
Included in other comprehensive income (loss)	$-	$-	$-	$-	$-

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

	Year Ended December 31, 2008
	Fixed Maturities, Available For Sale	Equity Securities, Available for Sale	Other Trading Account Assets	Other Liabilities
	(in thousands)
Fair value, beginning of period	$107,063	$4,703	$1,164	$(4,768)
Total gains or (losses) (realized/unrealized):	-	-	-	-
Included in earnings:	-	-	-	-
Realized investment gains (losses), net	(7,165)	(19)	-	(12,399)
Asset management fees and other income	-	-	(75)	-
Interest credited to policyholder account	-	-	-	-
Included in other comprehensive income (loss)	(20,006)	(2,365)	-	-
Net investment income	(329)	-	-	-
Purchases, sales, issuances, and settlements	41,319	-	-	-
Transfers into (out of) Level 3 (2)	(56,706)	(1,351)	-	-

Fair value, end of period	$64,176	$968	$1,089	$(17,167)

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(5,390)	$(19)	$-	$(12,394)
Asset management fees and other income	$-	$-	$(75)	$-
Interest credited to policyholder account	$-	$-	$-	$-
Included in other comprehensive income (loss)	$(20,261)	$(2,366)	$-	$-

	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)

Fair value, beginning of period	$48,024	$172,226	$(35,232)
Total gains or (losses) (realized/unrealized):	-	-	-
Included in earnings:	-	-	-
Realized investment gains (losses), net	1,066,865	-	(739,407)
Asset management fees and other income	-	-	-
Interest credited to policyholder account	-	(36,648)	-
Included in other comprehensive income	(1,393)	-	-
Net investment income	-	-	-
Purchases, sales, issuances, and settlements	17,899	18,738	(20,001)
Transfers into (out of) Level 3 (2)	26,489	-	-
Other	-	-	-

Fair value, end of period	$1,157,884	$154,316	$(794,640)

Unrealized gains (losses) for the period ending relating to those level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$1,067,417	$-	$(739,961)
Asset management fees and other income	$-	$-	$-
Interest credited to policyholder account	$-	$(36,648)	$-
Included in other comprehensive income (loss)	$(1,393)	$-	$-

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

10. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Derivative Fair Value Information – The following tables present additional information regarding derivative assets and liabilities measured at fair value on a recurring basis. These derivative assets and liabilities are included in “Other long-term investments” or “Other liabilities” in the tables presented above. These tables exclude embedded derivatives which are recorded with the associated host contract.

The table below presents the balance of derivative assets and liabilities measured at fair value on a recurring basis as of the date indicated.

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting (1)		Total
	(in thousands)
Derivative assets:
Interest Rate	$-	$19,171	$-	$		$19,171
Currency	-	-	-			-
Credit	-	1,206	-			1,206
Currency/Interest Rate	-	3,627	-			3,627
Equity	-	2,749	-			2,749
Netting	-	-	-		(11,557)	(11,557)

Total derivative assets	$-	$26,752	$-		$(11,557)	$15,195

Derivative liabilities:
Interest Rate	$-	$4,738	$-		$-	$4,738
Currency	-	43	-		-	43
Credit	-	1,653	-		-	1,653
Currency/Interest Rate	-	3,998	-		-	3,998
Equity	-	1,125	-		-	1,125
Netting	-	-	-		(11,557)	(11,557)

Total derivative liabilities	$-	$11,557	$-		$(11,557)	$-

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities—The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and nine months ended December 31, 2010, as well as the portion of gains or losses included in income for the three and nine months ended December 31, 2010, attributable to unrealized gains or losses related to those assets and liabilities still held at December 31, 2010.

Year ended December 31, 2010
Other Liabilities Derivative Liability – Credit
(in thousands)
Fair Value, beginning of period	$(960)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	960
Asset management fees and other income
Purchases, sales, issuances and settlements
Transfers into Level 3
Transfers out of Level 3

Fair Value, end of period	$-

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	-
Asset management fees and other income	-

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)

Assets:
Commercial mortgage loans	$1,275,022	$1,352,761	$1,048,346	$1,038,323
Policy loans	1,061,607	1,258,411	1,012,014	1,144,641
Liabilities:
Policyholder account balances – Investment contracts	588,200	584,112	507,386	502,033

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

Currency derivatives, including currency swaps and forwards, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

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

Embedded Derivatives

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $91 million at December 31, 2010 and $90 million at December 31, 2009. The fair value of the embedded derivatives included in Fixed maturities, available for sale was a liability of $30 million at December 31, 2010 and $36 million at December 31, 2009.

The fair value of the embedded derivatives included in Future policy benefits was an asset of $453 million as of December 31, 2010 and an asset of $18 million as of December 31, 2009 included in Future policy benefits.

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

Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. Interest sensitivity can result in mark-to-market changes in the value of the underlying contractual guarantees, as well as actual activity related to premium and benefits. Realized investment losses were ($18) and ($370) million as of December 31, 2010 and 2009, respectively; primarily due to the change in non-performance risk in the valuation of embedded derivatives.

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

	December 31, 2010			December 31, 2009
		Fair Value			Fair Value

	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Qualifying Hedge Relationships	(in thousands)
Currency/Interest Rate	46,749	2,193	(1,152)	39,635	-	(1,626)

Total Qualifying Hedge Relationships	$46,749	$2,193	$(1,152)	$39,635	$-	$(1,626)

Non-qualifying Hedge Relationships

Interest Rate	$481,500	$19,170	$(4,738)	$695,100	$10,901	$(24,084)

Currency	2,109	-	(43)	2,670	10	-

Credit	16,900	1,206	(1,653)	112,085	11,173	(4,500)

Currency/Interest Rate	51,943	1,434	(2,846)	77,586	-	(3,898)

Equity	93,955	2,749	(1,125)	355,004	2,300	(10,706)

Total Non-qualifying Hedge Relationships	$646,407	$24,559	$(10,405)	$1,242,445	$24,384	$(43,188)

Total Derivatives	$693,156	$26,752	$(11,557)	$1,282,080	$24,384	$(44,814)

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flow hedges

Currency/ Interest Rate
Net investment income	$529	$170	$-
Other Income	89	(22)	14
Accumulated Other Comprehensive Income (Loss) (1)	2,646	(2,302)	1,063

Total cash flow hedges	$3,264	$(2,154)	$1,077

Non- qualifying hedges
Realized investment gains (losses)
Interest Rate	$25,842	$(29,765)	$(13,247)
Currency	169	(91)	2,385
Currency/Interest Rate	1,177	(6,537)	-
Credit	(1,631)	9,885	(4,303)
Equity	742	(76,567)	(45)
Embedded Derivatives	52,278	(313,243)	275,237

Total non-qualifying hedges	$78,577	$(416,318)	$260,027

Total Derivative Impact	$81,841	$(418,472)	$261,104

(1)     Amounts deferred in Equity

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

11. DERIVATIVE INSTRUMENTS (continued)

For the year ended December 31, 2010, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)

Balance, December 31, 2009	$(2,974)
Net deferred losses on cash flow hedges from January 1 to December 31, 2010	(2,870)
Amount reclassified into current period earnings	6,652

Balance, December 31, 2010	$808

As of December 31, 2010, the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 7 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Stockholders’ Equity.

Credit Derivatives Written

The following tables set forth exposure from credit derivatives where the company has written credit protection excluding embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of the dates indicated.

December 31, 2010
First to Default Basket
NAIC Designation (1)	Notional	Fair Value
(in millions)
1	$-	$-
2	-	-

3	-	-
4	-	-
5	-	-
6	-	-

Total	$-	$-

December 31, 2009
First to Default Basket
NAIC Designation (1)	Notional	Fair Value
(in millions)
1	$-	$-
2	52	(1)

	52	(1)
3	7	-
4	-	-
5	5	-
6	-	-

Total	$64	$(1)

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

	December 31, 2010		December 31, 2009
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
First to Default Baskets(1)	-	-	64	(1)

Total Credit Derivatives	$-	$-	$64	$(1)

(1)	Credit default baskets may include various industry categories.

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $0 million and $64 million notional of credit default swap (“CDS”) selling protection at December 31, 2010 and December 31, 2009 respectively. These credit derivatives generally have maturities of five years or less.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2010 the Company had $17 million of outstanding notional amounts, reported at fair value as an asset of $0 million. As of December 31, 2009 the Company had $48 million of outstanding notional amounts, reported at fair value as an asset of $8 million.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions. Generally, the credit exposure of the Company’s over-the-counter (OTC) derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

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

Commitments

The Company has made commitments to fund $13 million of commercial loans as of December 31, 2010 The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $58 million as of December 31, 2010.

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

12. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

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

In July 2010, the Company and certain affiliates, as well as other life insurance industry participants, received a formal request for information from the State of New York Attorney General’s Office in connection with its investigation into industry practices relating to life insurance policies for which death benefits, unless the beneficiary elects another settlement method, are placed in retained asset accounts, which earn interest and are subject to withdrawal in whole or in part at any time by the beneficiary. The Company is cooperating with this investigation. The Company has also been contacted by state insurance regulators and other governmental entities regarding retained asset accounts. In April 2010, a purported state-wide class action was filed against Prudential Insurance in Nevada state court alleging that Prudential Insurance delayed payment of death benefits and improperly retained undisclosed profits by placing death benefits in retained asset accounts. In January 2011, this action was dismissed. In February 2011, the plaintiff appealed the dismissal. An earlier case by the same plaintiff making substantially the same allegations was dismissed in federal court. In December 2010, a purported state-wide class action was filed in state court against Prudential Insurance and Prudential Financial and removed to federal court in Illinois. The complaint makes allegations under Illinois law substantially similar to the other retained asset account cases on behalf of a class of Illinois residents.

In July 2010, a purported nationwide class action was filed in Massachusetts federal court against Prudential Insurance relating to retained asset accounts associated with life insurance covering U.S. service members and veterans. The Company has moved to dismiss the complaint. In November and December 2010, three additional purported class actions making substantially the same allegations on behalf of the same purported class of beneficiaries were filed against Prudential Insurance and Prudential Financial in New Jersey federal court and were transferred to the Massachusetts federal court by the Judicial Panel on Multi-District Litigation. In October 2010, a purported nationwide class action was filed in Pennsylvania federal court on behalf of beneficiaries of ERISA-governed welfare benefit plans claiming that the use of retained asset accounts violates ERISA. Additional investigations, information requests, hearings, claims, litigation and adverse publicity may arise with respect to the retained asset accounts.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the twelve months ended December 31, 2010, 2009 and 2008. The expense charged to the Company for the deferred compensation program was $4 million, $3 million and $2 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

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

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $6.2 million, $4.2 million and $3.5 million in 2010, 2009 and 2008, respectively.

The Company’s share of net expense for the pension plans was $12.6 million, $8.3 million and $7.7 million in 2010, 2009 and 2008, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Effective April 1, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $51.3 million $14.9 million for the years ended December 31, 2010 and December 31, 2009, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement were $10 million for the years ended December 31, 2010 and 2009, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2.061 billion at December 31, 2010 and $1.772 billion at December 31, 2009, respectively. Fees collected related to these COLI policies were $41 million, $37 million and $32 million for the years ending December 31, 2010, 2009 and 2008, respectively.

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

The portion of this reinsurance contract related to mortality is accounted for as reinsurance. Reinsurance recoverables related to the reinsurance agreement were $50 million and $12 million as of December 31, 2010 and December 31, 2009, respectively. Fees ceded to UPARC in 2010, 2009, and 2008 were $102 million, $51 million, and $39 million respectively. Benefits ceded to UPARC in 2010, 2009 and 2008 were $52 million, $48 million and $57 million, respectively. The portion of this reinsurance contract related to the no lapse guarantee provision is accounted for as an embedded derivative. Realized losses were $18 million for the year ended December 31, 2010, compared to realized losses of $370 million for the year ended December 31, 2009, and realized gains of $340 million for the year ended December 31, 2008, primarily due to the impact of interest rate fluctuations and changes in non-performance risk beginning in 2009. The underlying asset is reflected as a reinsurance recoverable in the Company’s Consolidated Statements of Financial Position.

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, exclusive of those reinsured by PAR III (see below) through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $1.826 billion and $1.521 billion as of December 31, 2010 and December 31, 2009, respectively. Premiums ceded to PARCC in 2010, 2009 and 2008 were $785 million, $799 million and $654 million, respectively. Benefits ceded in 2010, 2009 and 2008 were $328 million, $295 million and $249 million, respectively. Reinsurance expense allowances, net of capitalization and amortization were $167 million, $174 million and $130 million for the years ended December 31, 2010, 2009 and 2008, respectively.

PAR TERM

The Company reinsures 95% of the risk under its term life insurance policies with effective dates on or after January 1, 2010 through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Reinsurance recoverables related to this agreement were $91 million as of December 31, 2010. Premiums and benefits ceded to PAR TERM were $102 million and $16 million for the year-ended December 31, 2010, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

Reinsurance expense allowances, net of capitalization and amortization were $24 million for the year ended December 31, 2010.

PAR III

The Company, excluding its subsidiaries, reinsures 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $5 million and $3 million as of December 31, 2010 and 2009, respectively. Premiums ceded to PAR III for the years ended December 31, 2010 and 2009 were $3 million and $2 million, respectively. Benefits ceded in 2010 and 2009 were $461 million and $377 million, respectively.

Reinsurance expense allowances, net of capitalization and amortization were $1 million and $0.8 for the years ended December 31, 2010 and 2009, respectively.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $175 million and $53 million as of December 31, 2010 and December 31, 2009. Premiums and fees ceded to Prudential Insurance in 2010, 2009 and 2008 were $355 million, $240 million and $184 million, respectively. Benefits ceded in 2010, 2009 and 2008 were $263 million, $218 million and $172, respectively. In addition, there are two yearly renewable term agreements which the Company can offer on any life in excess of the Company’s maximum limit of retention. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement. Reinsurance recoverables related to this agreement were $7 million and $8 million as of December 31, 2010 and December 31, 2009, respectively. Benefits ceded were $2 million for both years ended December 31, 2010 and 2009.

Pruco Re

The Company has entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies.

Effective March 15, 2010, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its GRO Plus II. Fees ceded on this agreement, included in “Realized investment gains/(losses), net” on the financial statements, were $0.8 million at December 31, 2010.

Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus and Spousal Highest Daily Lifetime 6 Plus benefit features sold on certain of its annuities. Further, effective March 15, 2010 the Company entered into a coinsurance agreement with Pruco Re providing for 100% reinsurance of such riders, as modified and issued subsequent to March 15, 2010. Fees ceded on these agreements were $38.3 million and $0.2 million as of December 31, 2010 and 2009, respectively.

Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus and Spousal Highest Daily Lifetime 7 Plus benefit features sold on certain of its annuities. Fees ceded on this agreement were $22.0 million and $6.7 million at December 31, 2010 and 2009, respectively.

Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Seven and Spousal Highest Daily Lifetime Seven benefit feature sold on certain of its annuities. Fees ceded on this agreement were $12.8 million, $11.2 million and $4.2 million for the year ended December 31, 2010, 2009, and 2008, respectively.

Effective January 28, 2008 the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the HD GRO benefit feature (“HD GRO II”) on business issued after November 16, 2009. Fees ceded on this agreement were $1.4 million for the year ended December 31, 2010, and less than $1 million for the years ended December 31, 2009, and 2008, respectively.

Since 2006, the Company has in place two coinsurance agreements with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature (“HDLT5”) and its Spousal Lifetime Five benefit feature (“SLT5”). Fees ceded on the HDLT5 agreement were $4.8 million, $4.8 million, and $5.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. Fees ceded on the SLT5 agreement were $2.3 million, $1.9 million and $2.3 million for December 31, 2010, 2009, and 2008, respectively.

Since 2005 the Company reinsures 100% of the risk on its Lifetime Five benefit feature sold on certain of its annuities through an automatic coinsurance agreement with Pruco Re. Fees ceded on the Lifetime Five agreement were $15.0 million, $15.6 million, and $22.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements

13. RELATED PARTY TRANSACTIONS (continued)

The Company’s reinsurance recoverables related to the above product reinsurance agreements were ($373) million and $9 million as of December 31, 2010 and December 31, 2009, respectively. Realized losses ceded were ($479) million and ($814) million for the years ended December 31, 2010 and December 31, 2009, respectively. The underlying asset is reflected as reinsurance recoverable in the Company’s Consolidated Statements of Financial Position.

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

Affiliated premiums ceded for the periods ended December 31, 2010, 2009 and 2008 from the Taiwan coinsurance agreement were $87 million, $77 million and $77 million, respectively. Affiliated benefits ceded for the periods ended December 31, 2010, 2009 and 2008 from the Taiwan coinsurance agreement were $23 million, $21 million and $21 million, respectively.

Reinsurance recoverable related to the Taiwan coinsurance agreement of $946 million and $786 million at December 31, 2010 and December 31, 2009, respectively. Realized losses ceded were ($18) million and ($370) million for the years ended December 31, 2010 and December 31, 2009, respectively.

Affiliated Asset Transfers

The Company buys and sells assets to and from affiliated companies. The difference between fair market value and book value of these transfers was accounted for in additional paid-in capital.

In December 2010, the Company purchased fixed maturity securities from affiliated companies, PALAC and Pruco Re. The investments included public bonds. The securities purchased from PALAC were recorded at an amortized cost of $256.4 million and a fair value of $291.9 million. The securities purchased from Pruco Re were recorded at an amortized cost of $76.3 million and a fair value of $81.0 million. As stated above, the difference between fair market value and book value of these transfers was accounted for in additional paid-in capital.

In December 2010, the Company amended certain of its affiliated reinsurance treaties to change the settlement mode from monthly to annual. As a result of these treaty amendments, we were required to pay our reinsurers, Prudential Insurance and UPARC, the premium difference that resulted. Settlement of this premium difference was made by transfers of securities of $120 million to Prudential Insurance, and $35 million to UPARC.

During 2009, the Company purchased fixed maturity securities from an affiliated company, Prudential Insurance. The investments included public bonds. These securities were recorded at an amortized cost of $168 million and a fair value of $168 million.

During 2009, the Company purchased fixed maturity securities from an affiliated company, PARCC. The investments included public bonds. These securities were recorded at an amortized cost of $85 million and a fair value of $89 million.

Affiliated Loan Agreements

During 2009, the Company issued a loan for $105 million with an affiliate, Prudential International Insurance Holdings.

Debt Agreements

On December 20, 2010, the Company borrowed $650 million from Prudential Insurance. This loan has an interest rate of 3.47% and matures on December 21, 2015. The total related interest expense to the Company was $689 thousand for the year ended December 31, 2010.

On November 15, 2010 the Company borrowed $245 million from Prudential Financial. This loan has an interest rate of 3.01% and matures on November 13, 2015. The total related interest expense to the Company was $941 thousand for the year ended December 31, 2010.

On October 8, 2010, the Company borrowed $225 million from Prudential Financial. This loan had an interest rate of 2.82% and was subsequently paid off on December 20, 2010. The total related interest expense to the Company was $1.3 million for the year ended December 31, 2010.

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

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 are summarized in the table below:

	Three months ended

	March 31	June 30	September 30	December 31

	(in thousands)
2010
Total revenues	$303,116	$417,824	$314,011	$302,047
Total benefits and expenses	239,398	642,263	(77,111)	(109,433)
Income/(Loss) from operations before income taxes	63,718	(224,439)	391,122	411,480
Net income/(loss)	$57,222	$(144,791)	$276,974	$280,663

2009
Total revenues	$(89,035)	$239,841	$258,896	$331,726
Total benefits and expenses	671,273	(71,911)	128,146	215,671
Income/(Loss) from operations before income taxes	(760,308)	311,752	130,750	116,055
Net income/(loss)	$(466,220)	$168,816	$157,304	$74,309