Form 10-Q
period 2011-06-30
PRUCO LIFE INSURANCE CO
filed 2011-08-12
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Financial Position

As of June 30, 2011 and December 31, 2010 (in thousands, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Fixed maturities available for sale, at fair value (amortized cost, 2011 - $5,627,986; 2010 - $5,701,829)	$6,013,063	$6,042,303
Equity securities available for sale, at fair value (cost, 2011 - $21,353; 2010: $17,964)	22,478	19,407
Trading account assets at fair value	22,656	22,705
Policy loans	1,073,286	1,061,607
Short-term investments	187,821	246,904
Commercial mortgage and other loans	1,344,138	1,275,022
Other long-term investments	136,834	131,994

Total investments	8,800,276	8,799,942
Cash and cash equivalents	322,067	364,999
Deferred policy acquisition costs	3,782,581	3,377,557
Accrued investment income	91,813	92,806
Reinsurance recoverables	2,851,404	2,727,161
Receivables from parent and affiliates	244,109	249,339
Deferred sales inducements	661,366	537,943
Other assets	32,994	53,375
Separate account assets	54,668,388	43,269,091

TOTAL ASSETS	$71,454,998	$59,472,213

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$7,457,023	$7,509,169
Future policy benefits and other policyholder liabilities	3,493,600	3,327,549
Cash collateral for loaned securities	100,658	76,574
Securities sold under agreement to repurchase	37,038	2,957
Income taxes payable	468,901	548,280
Short-term debt to affiliates	92,018	-
Long-term debt to affiliates	1,095,000	895,000
Payables to parent and affiliates	50,269	41,910
Other liabilities	496,918	475,489
Separate account liabilities	54,668,388	43,269,091

TOTAL LIABILITIES	67,959,813	56,146,019

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	832,477	792,226
Retained earnings	2,482,220	2,370,525
Accumulated other comprehensive income	177,988	160,943

TOTAL EQUITY	3,495,185	3,326,194

TOTAL LIABILITIES AND EQUITY	$71,454,998	$59,472,213

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2011 and December 31, 2010 (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
REVENUES

Premiums	$19,461	$21,419	$33,557	$35,768
Policy charges and fee income	302,686	204,622	576,297	365,362
Net investment income	109,194	109,007	220,478	216,177
Asset administration fees	53,140	16,483	95,068	30,363
Other income	8,396	12,063	19,574	24,613
Realized investment gains/(losses), net;
Other-than-temporary impairments on fixed maturity securities	(8,925)	(27,834)	(30,000)	(65,578)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	7,361	24,504	26,001	60,219
Other realized investment gains, net	2,588	57,560	31,747	54,016

Total realized investment gains, net	1,024	54,230	27,748	48,657

Total revenues	493,901	417,824	972,722	720,940

BENEFITS AND EXPENSES

Policyholders’ benefits	57,310	123,016	114,833	162,268
Interest credited to policyholders’ account balances	86,600	127,032	159,269	199,704
Amortization of deferred policy acquisition costs	169,442	307,341	263,728	360,952
General, administrative and other expenses	133,315	84,874	261,096	158,737

Total benefits and expenses	446,667	642,263	798,926	881,661

Income/(Loss) from operations before income taxes	47,234	(224,439)	173,796	(160,721)

Income tax expense/(benefit)	8,799	(79,648)	35,950	(73,152)

NET INCOME/(LOSS)	38,435	(144,791)	137,846	(87,569)

Change in net unrealized investment gains and changes in foreign currency translation, net of taxes (1)	21,875	32,322	17,045	61,269

COMPREHENSIVE INCOME/(LOSS)	$60,310	$(112,469)	$154,891	$(26,300)

(1) Amounts are net of tax expense of $12 million and $17 million for the three months ended June 30, 2011 and 2010, respectively, and $9 million and $33 million for the six months ended June 30, 2011 and 2010, respectively

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statement of Stockholder’s Equity

Three and Six Months Ended June 30, 2011 and 2010 (in thousands)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,500	$792,226	$2,370,525	$160,943	$3,326,194

Net income	-	-	137,846	-	137,846

Affiliated Asset Transfers	-	40,251	(26,151)	-	14,100

Change in foreign currency translation adjustments, net of taxes	-	-	-	408	408

Change in net unrealized investment gains, net of taxes	-	-	-	16,637	16,637

Balance, June 30, 2011	$2,500	$832,477	$2,482,220	$177,988	$3,495,185

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2009	$2,500	$828,858	$2,000,457	$75,767	$2,907,582

Net income	-	-	(87,569)	-	(87,569)

Contributed Capital	-	10	-	-	10

Change in foreign currency translation adjustments, net of taxes	-	-	-	(536)	(536)

Change in net unrealized investment gains, net of taxes	-	-	-	61,805	61,805

Balance, June 30, 2010	$2,500	$828,868	$1,912,888	$137,036	$2,881,292

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010 (in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net Income	$137,846	$(87,569)
Adjustments to reconcile net income to net cash used in operating activities:
Policy charges and fee income	(157,663)	(138,033)
Interest credited to policyholders’ account balances	159,269	199,704
Realized investment gains, net	(27,748)	(48,657)
Amortization and other non-cash items	(8,150)	(9,885)
Change in:
Future policy benefits and other insurance liabilities	419,822	423,510
Reinsurance recoverable	(361,345)	(294,795)
Accrued investment income	993	(852)
Receivables from parent and affiliates	4,384	(15,762)
Payables to parent and affiliates	8,212	1,104
Deferred policy acquisition costs	(432,180)	(9,773)
Income taxes payable	(88,558)	(188,151)
Deferred sales inducements	(165,034)	(80,138)
Other, net	(18,321)	(40,578)

CASH FLOWS USED IN OPERATING ACTIVITIES	$(528,473)	$(289,875)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	480,189	984,083
Policy loans	60,287	53,054
Commercial mortgage loans	30,622	10,446
Equity securities, available for sale	4,144	11,621
Trading account assets	-	1,200
Payments for the purchase of:
Fixed maturities available for sale	(381,737)	(1,022,844)
Policy loans	(49,020)	(55,905)
Commercial mortgage loans	(97,408)	(123,989)
Equity securities, available for sale	(5,609)	(5,574)
Notes receivable from parent and affiliates, net	10,055	17,461
Other long-term investments, net	(926)	(59,816)
Short-term investments, net	59,193	81,394

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	$109,790	$(108,869)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	1,427,153	1,374,378
Policyholders’ account withdrawals	(1,414,672)	(884,149)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	58,165	(78,675)
Contributed capital	-	10
Net change in financing arrangements (maturities 90 days or less)	105,105	57,579
Net change in long-term borrowing	200,000	-

CASH FLOWS FROM FINANCING ACTIVITIES	$375,751	$469,143

Net (decrease) in cash and cash equivalents	(42,932)	70,399
Cash and cash equivalents, beginning of year	364,999	143,111

CASH AND CASH EQUIVALENTS, END OF PERIOD	$322,067	$213,510

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

1. BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company, or the “Company,” is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” which in turn is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” The Company was organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam, and in all States except New York.

The Company has three subsidiaries, including one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ,” and two investment subsidiaries formed in 2009 for the purpose of holding certain commercial loan investments. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell life insurance and annuities only in New Jersey and New York.

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable annuity products and where offered, the companion market value adjustment option to new investors upon the launch of a new product line by the Company. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company’s existing variable annuities.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of sales inducements; value of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and value of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s investments in debt and equity securities include fixed maturities; trading account assets; equity securities; and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans, are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available for sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available for sale,” net of tax, and

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Equity securities available for sale are comprised of common stock, non-redeemable preferred stock, and perpetual preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements, future policy benefits and policyholders’ dividends that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Trading account assets consist primarily of asset-backed securities and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities.” Realized and unrealized gains and losses for these investments are reported in “Other Income.” Interest and dividend income from these investments is reported in “Net investment income.”

Commercial mortgage and other loans consist of commercial mortgage loans, and agricultural loans. Commercial mortgage loans are broken down by class which is based on property type (industrial properties, retail, office, multi-family/apartment, hospitality, and other). Commercial mortgage and other loans originated and held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage loans originated within the Company’s commercial mortgage operations include loans held for investment which are reported at amortized cost net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans are reported at carrying value, and the allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans, the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolio segments considers the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. Historical credit migration, loss rates and loss severity factors are updated each quarter based on the Company’s actual loan experience, and are considered together with other relevant qualitative factors in making the final portfolio reserve calculations.

The allowance for losses on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses “Realized investment gains (losses), net” also includes gains and losses on sales, certain restructurings, and foreclosures.

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down to the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

“Short-term investments” primarily consist of highly liquid debt instruments with a maturity of greater than three months and less than twelve months when purchased. These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, recoveries of principal on previously impaired securities, allowance for losses on commercial mortgage and other loans and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

The Company’s available for sale securities with unrealized losses are reviewed quarterly to identify other-than-temporary impairments in value. In evaluating whether a decline in value is other-than-temporary, the Company considers several factors including, but not limited to the following: (1) the extent and the duration of the decline; (2) the reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening); and (3) the financial condition of and near-term prospects of the issuer. With regard to available-for-sale equity securities, the Company also considers the ability and intent to hold the investment for a period of time to allow for a recovery of value. When it is determined that a decline in value of an equity security is other-than-temporary, the carrying value of the equity security is reduced to its fair value, with a corresponding charge to earnings.

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments for debt securities, an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires that the Company analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment, an other-than-temporary impairment is recognized.

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss).” Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).”

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including prepayment assumptions, and are based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates include assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the values of securities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options which are contracted in the over-the-counter market with an affiliate. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, financial indices, values of securities, credit spreads, market volatility, expected returns, non-performance risks and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non performance risk, used in valuation models.

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

Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with its affiliated counterparty for which a master netting arrangement has been executed. As discussed below and in Note 5, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.

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

If it is determined that a derivative no longer qualifies as an effective cash flow hedge, or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The component of “Accumulated other comprehensive income (loss)” related to discontinued cash flow hedges is amortized to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains/(losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to classify the entire instrument as a trading account asset and report it within “Other trading account assets, at fair value.”

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

Adoption of New Accounting Pronouncements

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The required disclosures are included above and in Note 3. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. The disclosures will be effective for the first interim or annual reporting period beginning on or after June 15, 2011, concurrent with the effective date of proposed guidance for determining what constitutes a troubled debt restructuring.

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

Future Adoption of New Accounting Pronouncements

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

retrospectively. The Company expects this guidance to have a significant impact on its financial statement presentation but no impact on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Company expects this guidance to have a significant impact on its financial statement disclosures but limited, if any, impact on the Company’s consolidated financial position or results of operations.

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

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the new guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition that are incurred in transactions with independent third parties or employees as well as the portion of employee compensation and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Additionally, an entity may capitalize as a deferred acquisition cost only those advertising costs meeting the capitalization criteria for direct-response advertising. The new guidance is expected to result in a lower level of costs relating to the acquisition of new or renewal insurance contracts qualifying for deferral than would have qualified under the prior guidance. This change is effective for fiscal years beginning after December 15, 2011 and interim periods within those years. Early adoption as of the beginning of a fiscal year is permitted. The guidance is to be applied prospectively upon the date of adoption, with retrospective application permitted, but not required. The Company will adopt this guidance effective January 1, 2012. If the Company chooses to adopt the new guidance through retrospective application, upon adoption, the amount of the “deferred policy acquisition costs” asset would be reduced with a corresponding reduction to retained earnings (and total equity), on an after-tax basis, as a result of acquisition costs previously deferred that are not eligible for deferral under the new guidance. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$195,029	$5,334	$16	$200,347	$-
Obligations of U.S. states and their political subdivisions	25,125	710	111	25,724	-
Foreign government bonds	48,158	6,388	-	54,546	-
Corporate securities	4,092,424	316,459	6,501	4,402,382	(1,004)
Asset-backed securities(1)	401,922	21,638	20,352	403,208	(29,918)
Commercial mortgage-backed securities	547,628	36,553	50	584,131	-
Residential mortgage-backed securities (2)	317,700	25,213	188	342,725	(1,366)

Total fixed maturities, available for sale	$5,627,986	$412,295	$27,218	$6,013,063	$(32,288)

Equity securities, available for sale	$21,353	$2,186	$1,061	$22,478

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
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

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2011, are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$604,546	$618,606
Due after one year through five years	1,742,323	1,888,232
Due after five years through ten years	1,462,842	1,581,653
Due after ten years	551,025	594,508
Asset-backed securities	401,922	403,208
Commercial mortgage-backed securities	547,628	584,131
Residential mortgage-backed securities	317,700	342,725

Total	$5,627,986	$6,013,063

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed, and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.

The following table depicts the sources of fixed maturity proceeds, equity securities proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)

Fixed maturities, available for sale:
Proceeds from sales	$61,155	$367,008	$84,459	$533,886
Proceeds from maturities/repayments	195,610	237,930	380,613	463,314
Gross investment gains from sales, prepayments and maturities	1,426	20,133	5,701	27,683
Gross investment losses from sales and maturities	(326)	(1,049)	(366)	(1,860)

Equity securities, available for sale
Proceeds from sales	$4,144	$-	$4,144	$-
Gross investment gains from sales	-	-	-	-
Gross investment losses from sales	-	-	-	-

Fixed maturity and equity security impairments:
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(1,564)	$(3,330)	$(3,999)	$(5,359)
Writedowns for other-than-temporary impairment losses on equity securities	-	-	(1,357)	(90)

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in thousands)
Balance, beginning of period	$36,886	$36,820
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,883)	(5,575)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	(4,055)	(4,055)
Credit loss impairment recognized in the current period on securities not previously impaired	-	85
Additional credit loss impairments recognized in the current period on securities previously impaired	539	2,494
Increases due to the passage of time on previously recorded credit losses	380	693
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(322)	(917)

Balance, end of period	$29,545	$29,545

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(in thousands)

Balance, beginning of period	$42,134	$42,943
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,344)	(5,018)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	2
Additional credit loss impairments recognized in the current period on securities previously impaired	2,936	4,965
Increases due to the passage of time on previously recorded credit losses	529	1,609
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1,396)	(1,642)

Balance, end of period	$42,859	$42,859

(1)

Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table provides information relating to trading account assets as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Fixed maturities:
Asset-backed securities	$16,331	$17,515	$16,074	$17,525
Commercial mortgage-backed securities	4,964	5,141	4,950	5,180

Total fixed maturities	21,295	22,656	21,024	22,705

Total trading account assets	$21,295	$22,656	$21,024	$22,705

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other Income” were ($0.2) million and ($0.1) million during the three months ended June 30, 2011 and 2010, respectively, and ($0.3) million and $0.1 million during the six months ended June 30, 2011 and 2010, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows as of the dates indicated:

	June 30, 2011		December 31, 2010
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage loans by property type:
Industrial buildings	$229,023	16.8%	$226,174	17.4%
Retail	459,419	33.7	438,072	33.8
Apartments/Multi-family	215,100	15.8	203,749	15.7
Office buildings	215,294	15.8	208,699	16.1
Hospitality	56,718	4.2	57,409	4.4
Other	97,382	7.1	85,133	6.6

Total commercial mortgage loans	1,272,936	93.4	1,219,236	94.0
Agricultural property loans	90,302	6.6	77,214	6.0

Total commercial mortgage and agricultural loans	1,363,238	100.0%	1,296,450	100.0%

Valuation allowance	(19,100)		(21,428)

Total commercial mortgage and other loans	$1,344,138		$1,275,022

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in California (21%), New Jersey (12%) and Virginia (8%) at June 30, 2011.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for losses, beginning of year	$21,007	$421	$21,428
Addition to / (release of) allowance of losses	(2,404)	76	(2,328)

Total Ending Balance	$18,603	$497	$19,100

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for losses, beginning of year	$25,742	$-	$25,742
Addition to / (release of) allowance of losses	(4,735)	421	(4,314)

Total Ending Balance	$21,007	$421	$21,428

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending Balance: individually evaluated for impairment	$8,379	$-	$8,379
Ending Balance: collectively evaluated for impairment	10,224	497	10,721

Total Ending Balance	$18,603	$497	$19,100

Recorded Investment (1):
Ending balance gross of reserves: individually evaluated for impairment	$34,203	-	$34,203
Ending balance gross of reserves: collectively evaluated for impairment	1,238,733	90,302	1,329,035

Total Ending balance, gross of reserves	$1,272,936	$90,302	$1,363,238

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

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

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated are as follows:

Impaired Commercial Mortgage Loans

	As of June 30, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance (3)	Interest Income Recognized (2)
	(in thousands)
With an allowance recorded:
Commercial mortgage loans:
Industrial	$-	$-	$-	$-	$-
Retail	12,414	12,414	1,934	12,480	410
Apartments/Multi-Family	-	-	-	-	-
Office	-	-	-	-	-
Hospitality	15,529	15,529	6,090	15,685	126
Other	6,260	6,257	355	8,529	(53)

Total commercial mortgage loans	$34,203	$34,200	$8,379	$36,694	$483

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	The interest income recognized reflects the related year-to-date income, regardless of the impairment timing.
(3)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

	As of December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(in thousands)
With an allowance recorded:
Commercial mortgage loans:
Industrial	$-	$-	$-
Retail	12,555	12,555	2,079
Apartments/Multi-Family	-	-	-
Office	-	-	-
Hospitality	15,844	15,844	7,816
Other	9,662	9,662	641

Total commercial mortgage loans	$38,061	$38,061	$10,536

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

At June 30, 2011 and December 31, 2010, the Company held no impaired agricultural loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. At June 30, 2011, and December 31, 2010, the Company held no impaired commercial mortgage and other loans with no allowances for losses. The average recorded investment in non-performing loans before allowance for losses was $38 million at December 31, 2010. Net investment income recognized on these loans totaled $1 million for the year ended December 31, 2010. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

The following tables set forth the credit quality indicators as of June 30, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage loans

	Debt Service Coverage Ratio – June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$170,423	$19,115	$90,082	$18,899	$11,360	$8,313	$318,192
50%-59.99%	56,896	44,518	37,748	13,671	1,622	10,945	165,400
60%-69.99%	108,833	78,466	63,473	135,963	55,521	-	442,256
70%-79.99%	15,978	15,050	18,557	74,895	29,259	50,873	204,612
80%-89.99%	-	-	8,000	40,919	14,475	17,806	81,200
90%-100%	-	-	6,261	-	11,116	15,958	33,335
Greater than 100%	-	3,815	-	-	-	24,126	27,941

Total Commercial Mortgage Loans	$352,130	$160,964	$224,121	$284,347	$123,353	$128,021	$1,272,936

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

Agricultural property loans

	Debt Service Coverage Ratio – June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$13,017	$952	$22,372	$14,608	$12,630	$-	$63,579
50%-59.99%	850	5,749	-	-	-	-	6,599
60%-69.99%	9,534	-	10,590	-	-	-	20,124
70%-79.99%	-	-	-	-	-	-	-
80%-89.99%	-	-	-	-	-	-	-
90%-100%	-	-	-	-	-	-	-
Greater than 100%	-	-	-	-	-	-	-

Total Agricultural Loans	$23,401	$6,701	$32,962	$14,608	$12,630	$-	$90,302

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio – June 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$183,440	$20,067	$112,454	$33,507	$23,990	$8,313	$381,771
50%-59.99%	57,746	50,267	37,748	13,671	1,622	10,945	171,999
60%-69.99%	118,367	78,466	74,063	135,963	55,521	-	462,380
70%-79.99%	15,978	15,050	18,557	74,895	29,259	50,873	204,612
80%-89.99%	-	-	8,000	40,919	14,475	17,806	81,200
90%-100%	-	-	6,261	-	11,116	15,958	33,335
Greater than 100%	-	3,815	-	-	-	24,126	27,941

Total Commercial Mortgage and Agricultural Loans	$375,531	$167,665	$257,083	$298,955	$135,983	$128,021	$1,363,238

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

Agricultural property loans

	Debt Service Coverage Ratio – December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$13,368	$960	$20,192	$15,129	$12,731	$-	$62,380
50%-59.99%	-	5,105	-	-	-	-	5,105
60%-69.99%	9,729	-	-	-	-	-	9,729
70%-79.99%	-	-	-	-	-	-	-
80%-89.99%	-	-	-	-	-	-	-
90%-100%	-	-	-	-	-	-	-
Greater than 100%	-	-	-	-	-	-	-

Total Agricultural Loans	$23,097	$6,065	$20,192	$15,129	$12,731	$-	$77,214

Commercial mortgage and agricultural loans
	Debt Service Coverage Ratio – December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$126,721	$67,255	$114,322	$44,807	$18,688	$4,211	$376,004
50%-59.99%	48,665	24,168	34,349	-	8,900	-	116,082
60%-69.99%	107,103	92,211	34,119	104,588	32,743	-	370,764
70%-79.99%	5,000	14,462	21,558	132,812	95,433	2,365	271,630
80%-89.99%	-	-	-	62,323	8,909	17,972	89,204
90%-100%	-	-	-	-	11,216	21,846	33,062
Greater than 100%	-	-	-	3,847	14,198	21,659	39,704

Total Commercial Mortgage and Agricultural Loans	$287,489	$198,096	$204,348	$348,377	$190,087	$68,053	$1,296,450

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated:
	As of June 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Day - Accruing	Greater Than 90 Day -Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans
	(in thousands)
Commercial mortgage loans:
Industrial	$229,023	$-	$-	$-	$-	$-	$229,023
Retail	459,419	-	-	-	-	-	459,419
Apartments/Multi-Family	215,100	-	-	-	-	-	215,100
Office	215,294	-	-	-	-	-	215,294
Hospitality	56,718	-	-	-	-	-	56,718
Other	97,382	-	-	-	-	-	97,382

Total commercial mortgage loans	$1,272,936	$-	$-	$-	$-	$-	$1,272,936

Agricultural property loans	90,302	-	-	-	-	-	90,302

Total	$1,363,238	$-	$-	$-	$-	$-	$1,363,238

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

	As of December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Day - Accruing	Greater Than 90 Day -Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans
	(in thousands)
Commercial mortgage loans:
Industrial	$226,174	$-	$-	$-	$-	$-	$226,174
Retail	425,517	12,555	-	-	-	12,555	438,072
Apartments/Multi-Family	203,749	-	-	-	-	-	203,749
Office	208,699	-	-	-	-	-	208,699
Hospitality	57,409	-	-	-	-	-	57,409
Other	75,471	-	-	-	9,662	9,662	85,133

Total commercial mortgage loans	1,197,019	12,555	-	-	9,662	22,217	1,219,236

Agricultural property loans	77,214	-	-	-	-	-	77,214

Total	$1,274,233	$12,555	$-	$-	$9,662	$22,217	$1,296,450

See Note 2 for further discussion regarding nonaccrual status loans. The following table sets forth commercial mortgage and other loans on nonaccrual status as of the dates indicated, based upon the recorded investment gross of allowance for credit losses:

	June 30, 2011	December 31, 2010
	(in thousands)
Commercial mortgage loans:
Industrial	$-	$-
Retail	12,414	12,555
Apartments/Multi-Family	-	-
Office	-	-
Hospitality	15,529	15,844
Other	6,260	9,662

Total commercial mortgage loans	$34,203	$38,061

For the three months ended June 30, 2011, there were no commercial mortgage and other loans sold or acquired.

Net Investment Income

Net investment income for the three and six months ended June 30, 2011 and 2010 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities, available for sale	$76,552	$77,744	$154,085	$157,023
Equity securities, available for sale	317	364	453	704
Trading account assets	274	285	544	570
Commercial mortgage and other loans	20,300	17,159	39,956	33,775
Policy loans	14,086	13,739	27,937	27,236
Short-term investments and cash equivalents	229	113	587	252
Other long-term investments	2,031	3,585	6,038	4,514

Gross investment income	113,789	112,989	229,600	224,074
Less investment expenses	(4,595)	(3,982)	(9,122)	(7,897)

Net investment income	$109,194	$109,007	$220,478	$216,177

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2011 and 2010 were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities	$(464)	$15,754	$1,336	$20,463
Equity securities	3,281	-	1,924	(457)
Commercial mortgage and other loans	1,886	723	2,327	864
Derivatives	(3,685)	37,737	22,155	27,744
Other	6	16	6	43

Realized investment gains (losses), net	$1,024	$54,230	$27,748	$48,657

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) On Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$(24,704)	$16,255	$(7,129)	$5,452	$(10,126)
Net investment gains (losses) on investments arising during the period	3,338	-	-	(1,168)	2,170
Reclassification adjustment for OTTI losses included in net income	5,243	-	-	(1,835)	3,408
Reclassification adjustment for OTTI gains excluded from net income (1)	379	-	-	(133)	246
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(6,158)	-	2,155	(4,003)
Impact of net unrealized investment (gains) losses on Policyholder account balance	-	-	4,245	(1,486)	2,759

Balance, June 30, 2011	$(15,744)	$10,097	$(2,884)	$2,985	$(5,546)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) On Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$400,404	$(230,749)	$93,029	$(91,858)	$170,826

Net investment gains (losses) on investments arising during the period	25,268	-	-	(8,844)	16,424
Reclassification adjustment for (gains) losses included in net income	8,502	-	-	(2,976)	5,526
Reclassification adjustment for OTTI losses excluded from net income (2)	(379)	-	-	133	(246)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(20,999)	-	7,350	(13,649)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	6,156	(2,155)	4,001

Balance, June 30, 2011	$433,795	$(251,748)	$99,185	$(98,350)	$182,882

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2011	December 31, 2010
	( in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(15,744)	$(24,704)
Fixed maturity securities, available for sale – all other	400,822	365,178
Equity securities, available for sale	1,125	1,443
Derivatives designated as cash flow hedges(1)	(1,650)	808
Other investments	33,498	32,975

Net unrealized gains (losses) on investments	$418,051	$375,700

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$2,090	$16	$-	$-	$2,090	$16
Obligations of U.S. states and their political subdivisions	13,364	111	-	-	13,364	111
Foreign government bonds	-	-	-	-	-	-
Corporate securities	226,753	4,505	28,915	1,996	255,668	6,501
Asset-backed securities	12,123	145	80,430	20,207	92,553	20,352
Commercial mortgage-backed securities	8,145	50	-	-	8,145	50
Residential mortgage-backed securities	2,137	82	4,420	106	6,557	188

Total	$264,612	$4,909	$113,765	$22,309	$378,377	$27,218

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

3. INVESTMENTS (continued)

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

The gross unrealized losses at June 30, 2011 and December 31, 2010 are composed of $10 million and $23 million related to high or highest quality securities based on NAIC or equivalent rating and $17 million and $22 million , respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2011, $17 million of the gross unrealized losses represented declines in value of greater than 20%, $1 million of which had been in that position for less than six months, as compared to $27 million at December 31, 2010 that represented declines in value of greater than 20%, none of which had been in that position for less than six months. At June 30, 2011 and December 31, 2010, the $22 million and $34 million respectively, of gross unrealized losses of twelve months or more were concentrated in asset backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	June 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$3,319	$896	$1,530	$165	$4,849	$1,061

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity Securities, available for sale	$6,606	$1,750	$1,536	$159	$8,142	$1,909

At June 30, 2011, $591 thousand of the gross unrealized losses represented declines of greater than 20%, $315 thousand of which have been in that position for less than six months. At December 31, 2010, $2 million of the gross unrealized losses represented declines of greater than 20%, all of which had been in that position for less than six months. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of June 30, 2011 and December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2011 or December 31, 2010.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and certain short term investments, equity securities and derivative contracts that are traded in an active exchange market. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 - Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), and commercial mortgage loans, certain short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2011 and December 31, 2010, these over-rides on a net basis were not material.

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	195,647	4,700	200,347
Obligations of U.S. states and their political subdivisions	-	25,724	-	25,724
Foreign government bonds	-	54,546	-	54,546
Corporate securities	-	4,354,368	48,014	4,402,382
Asset-backed securities	-	346,819	56,389	403,208
Commercial mortgage-backed securities	-	579,112	5,019	584,131
Residential mortgage-backed securities	-	342,725	-	342,725

Sub-total	-	5,898,941	114,122	6,013,063

Trading account assets:
Asset-backed securities	-	17,515	-	17,515
Commercial mortgage-backed securities	-	5,141	-	5,141

Sub-total	-	22,656	-	22,656

Equity securities, available for sale	11,301	-	11,177	22,478

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

Short-term investments	31,700	156,121	-	187,821
Cash equivalents	22,516	215,764	-	238,280
Other long-term investments	-	16,600	200	16,800
Other assets	-	48,155	(370,436)	(322,281)

Sub-total excluding separate account assets	65,517	6,358,237	(244,937)	6,178,817

Separate account assets (1)	2,310,361	52,138,237	219,789	54,668,387

Total assets	$2,375,878	58,496,474	(25,148)	60,847,204

Future policy benefits	-	-	(592,022)	(592,022)

Total liabilities	$-	-	(592,022)	(592,022)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$227,962	$-	$227,962
Obligations of U.S. states and their political subdivisions	-	24,129	-	24,129
Foreign government bonds	-	54,709	-	54,709
Corporate securities	-	4,321,147	49,050	4,370,197
Asset-backed securities	-	349,808	59,770	409,578
Commercial mortgage-backed securities	-	580,520	-	580,520
Residential mortgage-backed securities	-	375,208	-	375,208

Sub-total	-	5,933,483	108,820	6,042,303

Trading account assets:
Asset-backed securities	-	17,525	-	17,525
Commercial mortgage-backed securities	-	5,180	-	5,180

Sub-total	-	22,705	-	22,705

Equity securities, available for sale	8,920	8,695	1,792	19,407
Short-term investments	50,989	195,915	-	246,904
Cash equivalents	42,040	237,871	-	279,911
Other long-term investments	-	15,195	-	15,195
Other assets	-	48,071	(222,491)	(174,420)

Sub-total excluding separate account assets	101,949	6,461,935	(111,879)	6,452,005

Separate account assets (1)	1,654,810	41,415,830	198,451	43,269,091

Total assets	$1,756,759	$47,877,765	$86,572	$49,721,096

Future policy benefits	-	-	(452,822)	(452,822)

Total liabilities	$-	$-	$(452,822)	$(452,822)

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

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below. Information regarding separate account assets is excluded as the risk associated with these assets is primarily borne by the customers and policyholders.

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. To validate reasonableness, prices are reviewed by internal asset managers through comparison with directly observed recent market trades and internal estimates of current fair value, developed using market observable inputs and economic indicators. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent in comparison to the presented market observations, the security remains within Level 2.

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of June 30, 2011 and December 31, 2010, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Trading Account Assets – Trading account assets consist primarily of asset-backed securities, public corporate bonds and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as common stock mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common stock mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of preferred equity securities are based on prices obtained from independent pricing services. These prices are then validated for reasonableness against recently traded market prices. Accordingly, these securities are generally classified within Level 2 in the fair value hierarchy. Fair values of perpetual preferred stock based on observable market inputs are classified within Level 2. However, when prices from independent pricing services are based on non-binding broker quotes as the directly observable market inputs become unavailable, the fair value of perpetual preferred stock are classified as Level 3.

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

The majority of the Company’s derivative positions are traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and to-be-announced (or TBA) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk and volatility and are classified as Level 2.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities. However, the non-performance risk adjustment is applied only to the uncollateralized portion of the OTC derivative assets and liabilities, after consideration of the impacts of two-way collateral posting. Most OTC derivative contract inputs have bid and ask prices that are actively quoted or can be readily obtained from external market data providers. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value and classify these derivative contracts as Level 2.

Derivatives classified as Level 3 include first-to-default credit basket swaps, look back equity options, and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Look-back equity options and other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. The input values for look-back equity options are derived from observable market indices such as interest rates, dividend yields, equity indices as well as unobservable model-specific input values such as certain volatility parameters. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

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

Other Assets - Other assets carried at fair value include reinsurance recoverables related to the reinsurance of our living benefit guarantees on certain of our variable annuities and an affiliated security issued by certain investment subsidiaries of Prudential Insurance. These guarantees are described further below in “Future Policy Benefits.” Also included in other assets are certain universal life products that contain a no-lapse guarantee provision. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

Future Policy Benefits - The liability for future policy benefits includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or asset balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The Company is also required to incorporate the market-perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company. The additional spread over LIBOR incorporated into the discount rate as of June 30, 2011 generally ranged from 60 to 200 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Transfers between Levels 1 and 2 - During the three months ended June 30, 2011 and 2010, there were no material transfers between Level 1 and Level 2.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

4. FAIR VALUE OF ASSETS AND LIABILITIES (continued)

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

	Three Months Ended June 30, 2011
	Fixed Maturities, Available For Sale – U.S. Treasury Securities	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset - Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$-	$48,942	$55,846	$-	$10,819
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(385)	7	-	(1,222)
Asset administration fees and other income	-	-	-	-	-
Included in other comprehensive income (loss)	-	16	144	-	884
Net investment income	-	37	361	-	-
Purchases	4,700	6,312	5,925	5,019	696
Sales	-	(72)	(3,085)	-	-
Issuances	-	359	-	-	-
Settlements	-	(8,981)	(2,809)	-	-
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	6,030	-	-	-
Transfers out of Level 3 (2)	-	(4,244)	-	-	-

Fair value, end of period	4,700	48,014	56,389	5,019	11,177

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	-	(1,094)	(7)	-	-
Asset administration fees and other income	-	-	-	-	-
Interest credited to policyholder account balances	-	-	-	-	-
Included in other comprehensive income (loss)	-	691	(86)	-	(682)

	Three Months Ended June 30, 2011
	Other Trading Account Assets – Corporate Securities	Other Long- Term Investments	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$-	$262	$(450,759)	$213,062	$(709,470)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(62)	45,575	151	51,346
Asset administration fees and other income	-	-	-	-	-
Interest credited to policyholder account balances	-	-	-	1,886	-
Included in other comprehensive income (loss)	-	-	1,238	-	-
Net investment income	-	-	-	-	-
Purchases	-	-	58,159	4,690	66,102
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	-	-	-	-	-
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	(24,651)	-	-

Fair value, end of period	-	200	(370,436)	219,789	(592,022)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3) :
Included in earnings:
Realized investment gains (losses), net	-	(61)	320,219	-	(49,400)
Asset administration fees and other income	-	-	-	-	-
Interest credited to policyholder account balances	-	-	-	(7,211)	-
Included in other comprehensive income (loss)	-	-	2,299	-	-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

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

Transfers - Transfers out of Level 3 for Other Assets totaled $24.7 million for the three months ended June 30, 2011 resulting from the Company’s ongoing monitoring of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. In the second quarter of 2011, the pricing and valuation methodology related to an affiliated bond was re-evaluated and subsequently updated to utilize observable inputs. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2011
	Fixed Maturities, Available For Sale – U.S. Treasury Securities	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$-	$49,050	$59,770	$-	$1,792
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	-	(1,701)	806	-	(2,443)
Included in other comprehensive income (loss)	-	(244)	410	-	2,437
Net investment income	-	148	598	-	-
Purchases	4,700	7,415	11,089	5,019	696
Sales	-	(661)	(8,160)	-	-
Issuances	-	677	-	-	-
Settlements	-	(12,868)	(4,159)	-	-
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	10,442	-	-	8,695
Transfers out of Level 3 (2)	-	(4,244)	(3,965)	-	-

Fair value, end of period	4,700	48,014	56,389	5,019	11,177

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	-	(2,395)	(7)	-	(1,221)
Asset administration fees and other income	-	-	-	-	-
Interest credited to policyholder account balances	-	-	-	-	-
Included in other comprehensive income (loss)	-	452	256	-	884

	Six Months Ended June 30, 2011
	Other Trading Account Assets –Corporate Securities	Other Long - Term Investments	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$-	$-	$(222,491)	$198,451	$(452,822)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	200	(230,421)	348	(260,212)
Interest credited to policyholder account balances	-	-	-	9,990	-
Included in other comprehensive income (loss)	-	-	177	-	-
Net investment income	-	-	-	-	-
Purchases	-	-	106,951	11,000	121,012
Sales	-	-	-	-	-
Issuances	-	-	-	-	-
Settlements	-	-	(1)	-	-
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	(24,651)	-	-

Fair value, end of period		200	(370,436)	219,789	(592,022)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3) :
Included in earnings:	-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

Realized investment gains (losses), net	-	(174)	43,861	-	262,680
Asset administration fees and other income	-	-	-	-	-
Interest credited to policyholder account balances	-	-	-	893	-
Included in other comprehensive income (loss)	-	-	1,238	-	-

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

Transfers – Transfers out of Level 3 for Other Assets totaled $24.7 million for the six months ended June 30, 2011 resulting from the Company’s ongoing monitoring of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. In the second quarter of 2011, the pricing and valuation methodology related to an affiliated bond was re-evaluated and subsequently updated to utilize observable inputs. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2010, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2010 attributable to unreafor lized gains or losses related to those assets and liabilities held at June 30, 2010.

	Three Months Ended June 30, 2010
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset-Backed Securities	Fixed Maturities, Available For Sale – Residential Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,067	$41,155	$128,133	$8,304	$2,735
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	-	788	28	-	-
Included in other comprehensive income (loss)	3	(517)	(304)	(44)	(120)
Net investment income	-	22	238	(19)	-
Purchases, sales, issuances, and settlements	-	(5,543)	2,058	106	-
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	353	4,525	-	-
Transfers out of Level 3 (2)	-	(61)	(79,545)	(5,235)	-
Other (4)	-	-	3,112	(3,112)	-

Fair value, end of period	$1,070	$36,197	$58,245	$-	$2,615

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$-	$738	$28	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$3	$(543)	$(351)	$-	$(120)

	Three Months Ended June 30, 2010
	Other Trading Account Assets – Corporate Securities	Other Assets	Separate Account Assets (1)	Other Long- Term Investments	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$-	$98,794	$153,022	$(245)	$81,383
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	244,554	(54)	(256)	(264,736)
Interest credited to policyholder account	-	-	1,236	-	-
Included in other comprehensive income (loss)	-	(979)	-	-	-
Net investment income	-	-	-	-	-
Purchases, sales, issuances, and settlements	-	15,084	10,720	-	(19,611)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair value, end of period	$-	$357,453	$164,924	$(501)	$(202,964)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3) :
Included in earnings:
Realized investment gains (losses), net	$-	$247,267	$-	$(256)	$(264,407)
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$-	$(978)	$-	$-	$-

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

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $79.5 million for the three months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages became increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2010
	Fixed Maturities, Available For Sale – Foreign Government Bonds	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset-Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,082	$32,462	$135,466	$-	$3,833
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net:	-	89	(1,322)	-	(90)
Asset administration fees and other income	-	-	-	-	-
Included in other comprehensive income (loss)	(11)	449	(4,423)	82	(1,128)
Net investment income	(1)	122	255	(7)	-
Purchases, sales, issuances, and settlements	-	(6,632)	3,289	5,160	-
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	9,846	4,525	-	-
Transfers out of Level 3 (2)	-	(139)	(79,545)	(5,235)	-

Fair value, end of period	$1,070	$36,197	$58,245	$-	$2,615

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net:	$-	$(70)	$(751)	$-	$(90)
Asset administration fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account balances	$-	$-	$-	$-	$-
Included in other comprehensive income (loss)	$(11)	$918	$(4,476)	$126	$(1,128)

	Six Months Ended June 30, 2010
	Trading Account Assets - Corporate Securities	Other Assets	Separate Account Assets (1)	Other long- term investments	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$1,182	$159,618	$152,675	$(960)	$17,539
Total gains or (losses) (realized/unrealized):

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

Included in earnings:
Realized investment gains (losses), net	-	165,943	(700)	459	(183,457)
Asset administration fees and other income	18	-	-	-	-
Interest credited to policyholder account	-	-	320	-	-
Included in other comprehensive income (loss)	-	996	-	-	-
Net investment income	-	-	-	-	-
Purchases, sales, issuances, and settlements	(1,200)	30,896	12,629	-	(37,046)
Foreign currency translation	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair value, end of period	$-	$357,453	$164,924	$(501)	$(202,964)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3) :
Included in earnings:
Realized investment gains (losses), net	$-	$171,101	$-	$460	$(187,840)
Asset administration fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholder account balances	$-	$-	$320	$-	$-
Included in other comprehensive income (loss)	$-	$996	$-	$-	$-

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

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $79.5 million for the six months ended June 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages became increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

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

	As of June 30, 2011
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Derivative assets:
Interest Rate	$-	$24,721	$-	$-	$24,721
Currency	-	-	-	-	-
Credit	-	7	200	-	207
Currency/Interest Rate	-	760	-	-	760
Equity	-	2,006	-	-	2,006
Netting	-	-	-	(10,894)	(10,894)

Total derivative assets	$-	$27,494	$200	$(10,894)	$16,800

Derivative liabilities:
Interest Rate	$-	$(4,044)	$-	$-	$(4,044)
Currency	-	(154)	-	-	(154)
Credit	-	(1,593)	-	-	(1,593)
Currency/Interest Rate	-	(5,103)	-	-	(5,103)
Equity	-	-	-	-	-
Netting	-	-	-	10,894	10,894

Total derivative liabilities	$-	$(10,894)	$-	$10,894	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Derivative assets:
Interest Rate	$-	$19,171	$-	$-	$19,171
Currency	-	-	-	-	-
Credit	-	1,206	-	-	1,206
Currency/Interest Rate	-	3,627	-	-	3,627
Equity	-	2,749	-	-	2,749
Netting	-	-	-	(11,557)	(11,557)

Total derivative assets	$-	$26,753	$-	$(11,557)	$15,195

Derivative liabilities:
Interest Rate	$-	$4,738	$-	$-	$4,738
Currency	-	43	-	-	43
Credit	-	1,653	-	-	1,653
Currency/Interest Rate	-	3,998	-	-	3,998
Equity	-	1,125	-	-	1,125
Netting	-	-	-	(11,557)	(11,557)

Total derivative liabilities	$-	$11,557	$-	$(11,557)	$-

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

Six Months Ended June 30, 2011
Other Long-Term Investment Derivative Asset
(in thousands)
Fair Value, beginning of period	$-
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	200
Asset administration fees and other income	-
Purchases, sales, issuances and settlements	-
Transfers into Level 3	-
Transfers out of Level 3	-

Fair Value, end of period	$200

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	174
Asset administration fees and other income	-

Three Months Ended June 30, 2011
Other Long-Term Investment Derivative Asset
(in thousands)
Fair Value, beginning of period	$262
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(62)
Asset administration fees and other income	-
Purchases, sales, issuances and settlements	-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

Foreign currency translation	-
Other(1)	-
Transfers into Level 3	-
Transfers out of Level 3	-

Fair Value, end of period	$200

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$(61)
Asset administration fees and other income	-

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values may differ:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(in thousands)
Assets:
Commercial mortgage and other loans	$1,344,138	$1,439,450	$1,275,022	$1,352,761
Policy loans	1,073,286	1,269,278	1,061,607	1,258,411
Liabilities:
Policyholder account balances – Investment contracts	638,293	634,315	588,200	584,112

Commercial mortgage and other loans

The fair value of commercial mortgage and other loans is primarily based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate adjusted for appropriate credit spread. The credit spreads, a significant component of the pricing input, are based on internally developed methodology which takes into account, among other factors, credit quality of the loans, property type of the collateral, competitive pricing feedback and market indicators.

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

Interest Rate Contracts

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

5. DERIVATIVE INSTRUMENTS (continued)

Foreign Exchange Contracts

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

Credit Contracts

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

Embedded Derivatives

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $94 million at June 30, 2011 and $91 million at December 31, 2010. The fair value of the embedded derivatives included in Fixed maturities, available for sale was a liability of $26 million at June 30, 2011 and $30 million at December 31, 2010.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was an asset of $592 million as of June 30, 2011 and an asset of $453 million as of December 31, 2010. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance Recoverable” was a contra-asset of $497 million as of June 30, 2011 and a contra-asset of $373 million as of December 31, 2010

Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to the living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives . In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the company and reinsurance affiliates does not believe the U.S. GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target is grounded in a U.S. GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under U.S. GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by U.S. GAAP and the change in the value of the hedge positions, potentially increasing volatility in U.S. GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. Management of the company and reinsurance affiliates evaluates hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc., and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition.

In the second quarter of 2009, the Company began the expansion of our hedging program to include a portion of the market exposure related to our overall capital position including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

5. DERIVATIVE INSTRUMENTS (continued)

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

Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. Interest sensitivity can result in mark-to-market changes in the value of the underlying contractual guarantees, as well as actual activity related to premium and benefits. Realized investment losses were $7 million and $10 million for the first six months of 2011 and 2010, respectively, primarily due to declining interest rates and the change in non-performance risk in the valuation of embedded derivatives.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	June 30, 2011			December 31, 2010
	Notional Amount	Fair Value		Notional Amount	Fair Value

		Assets	Liabilities		Assets	Liabilities
Qualifying Hedge Relationships	(in thousands)
Currency/Interest Rate	$46,749	$697	$(2,318)	$46,749	$2,193	$(1,152)

Total Qualifying Hedge Relationships	$46,749	$697	$(2,318)	$46,749	$2,193	$(1,152)

Non-qualifying Hedge Relationships
Interest Rate	$648,700	$24,721	$(4,044)	$481,500	$19,170	$(4,738)
Currency	9,121	-	(154)	2,109	-	(43)
Credit	73,000	207	(1,593)	16,900	1,206	(1,653)
Currency/Interest Rate	44,736	63	(2,785)	51,943	1,434	(2,846)
Equity	77,005	2,006	-	93,955	2,749	(1,125)

Total Non-qualifying Hedge Relationships	852,562	26,997	(8,576)	646,407	24,559	(10,405)

Total Derivatives	$899,311	$27,694	$(10,894)	$693,156	$26,752	$(11,557)

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cash flow hedges
Currency/ Interest Rate

Net investment income	$55	$121	$140	$222
Other Income	(40)	147	(96)	163
Accumulated Other Comprehensive Income (1)	(927)	9,376	(2.608)	11,149

Total cash flow hedges	(912)	9,644	(2,564)	11,534

Non- qualifying hedges

Realized investment gains (losses)
Interest Rate	$13,742	$23,427	$10,414	$32,329
Currency	(128)	214	(402)	362
Currency/Interest Rate	(997)	5,618	(2.493)	6,892
Credit	95	1,616	(165)	327
Equity	(551)	36,797	(3,253)	14,585
Embedded Derivatives	(15,846)	(269,253)	18,054	(182,686)

Total non-qualifying hedges	(3,685)	(201,581)	22,155	(128,191)

Total Derivative Impact	$(4,597)	$(191,937)	$19,591	$(116,657)

(1)	Amounts deferred in Equity

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

5. DERIVATIVE INSTRUMENTS (continued)

For the period ending June 30, 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2010	$808
Net deferred losses on cash flow hedges from January 1 to June 30, 2011	(2,414)
Amount reclassified into current period earnings	(44)

Balance, June 30, 2011	$(1,650)

As of June 30, 2011 the Company does not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 6 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

Credit Derivatives Written

The following tables set forth exposure from credit derivatives where the company has written credit protection excluding embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of the dates indicated.

June 30, 2011
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

	June 30, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in millions)
Corporate Securities:
Finance	58	-	-	-

Total Credit Derivatives	$58	$-	$-	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

5. DERIVATIVE INSTRUMENTS (continued)

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $58 million and $0 million notional of credit default swap (“CDS”) selling protection at June 30, 2011 and December 31, 2010, respectively. These credit derivatives generally have maturities of five years or less.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2011 and December 31, 2010, the Company had $15 million and $17 million of outstanding notional amounts, respectively, reported at fair value as a liability of $2 million and an asset of $0 million, respectively.

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

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $35 million of commercial loans as of June 30, 2011. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $43 million as of June 30, 2011.

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. The Company is currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. Significant attention has been focused on life insurance companies’ processes and procedures used to identify unreported death claims and whether life insurance companies use the Social Security Master Death File (“SSMDF”) to identify deceased policy and contract holders. The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Company has received market conduct exam notices and additional inquiries from insurance regulators in states not participating in the third party audit described above. Additionally, regulators and state legislators are considering proposals that would require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. If implemented, the proposals under consideration and any escheatable property identified as a result of the audits will result in: (1) additional payments of previously unreported death claims; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds, which will impact claim payments and reserves, among other consequences. There does not appear to be a consensus among state insurance regulators and state unclaimed property administrators regarding a life insurer’s obligations in connection with identifying unreported deaths of its policy and contract holders.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS (continued)

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

In January 2011, a purported state-wide class action, Garcia v. The Prudential Insurance Company of America was dismissed by the Second Judicial District Court, Washoe County, Nevada. The complaint is brought on behalf of Nevada beneficiaries of life insurance policies sold by Prudential for which, unless the beneficiaries elected another settlement method, death benefits were placed in retained asset accounts that earn interest and are subject to withdrawal in whole or in part at any time by the beneficiaries. The complaint alleges that by failing to disclose material information about the accounts, Prudential wrongfully delayed payment and improperly retained undisclosed profits, and seeks damages, injunctive relief, attorneys’ fees and prejudgment and post-judgment interest. In February 2011, plaintiff appealed the dismissal. As previously reported, in December 2009, an earlier purported nationwide class action raising substantially similar allegations brought by the same plaintiff in the United States District Court for the District of New Jersey, Garcia v. Prudential Insurance Company of America, was dismissed. In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefits were settled by retained assets accounts. In January 2011, the case was removed to the United States District Court for the Southern District of Illinois. In March 2011, the complaint was amended to drop Prudential Financial as a defendant and add Pruco Life Insurance Company as a defendant. The matter is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In April 2011, a motion to dismiss the amended complaint was filed.

In July 2010, a purported nationwide class action that makes allegations similar to those in the Garcia and Phillips actions relating to retained asset accounts of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs (“VA Contract”) that covers the lives of members and veterans of the U.S. armed forces, Lucey et al. v. Prudential Insurance Company of America, was filed in the United States District Court for the District of Massachusetts. The complaint challenges the use of retained asset accounts to settle death benefit claims, asserting violations of federal and state law, breach of contract and fraud and seeking compensatory and treble damages and equitable relief. In October 2010, Prudential filed a motion to dismiss the complaint. In November 2010, a second purported nationwide class action brought on behalf of the same beneficiaries of the VA Contract, Phillips v. Prudential Insurance Company of America and Prudential Financial, Inc., was filed in the United States District Court for the District of New Jersey, and makes substantially the same claims. In November and December 2010, two additional actions brought on behalf of the same putative class, alleging substantially the same claims and the same relief, Garrett v. The Prudential Insurance Company of America and Prudential Financial, Inc. and Witt v. The Prudential Insurance Company of America were filed in the United States District Court for the District of New Jersey. In February 2011, Phillips, Garrett and Witt were transferred to the United States District Court for the Western District of Massachusetts by the Judicial Panel for Multi-District Litigation consolidated with the Lucey matter as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. In March 2011, the motion to dismiss was denied.

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, alleging that using retained asset accounts in employee welfare benefit plans to settle death benefit claims violates ERISA and seeking injunctive relief and disgorgement of profits. Prudential moved to dismiss the complaint. In April 2011, Prudential withdrew its motion to dismiss the complaint. In May 2011, the Company filed a motion for judgment on the pleadings. In July 2011, the court denied the motion.

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

7. REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company, or “PARCC”, UPARC, Pruco Reinsurance Ltd., or “Pruco Re”, Prudential Arizona Reinsurance III Company, or “PAR III”, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such an inability of the reinsurers to meet their obligation is considered to be remote.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income in the second quarter of 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Gross premiums and policy charges and fee income	$668,812	$545,300	$1,278,061	$1,027,658
Reinsurance ceded	(346,665)	(319,259)	(668,207)	(626,528)

Net premiums and policy charges and fee income	$322,147	$226,041	$609,854	$401,130

Policyholders’ benefits ceded	$155,138	$139,170	$368,956	$316,812
Realized capital gains/(losses) net, associated with derivatives	$35,466	$239,320	$(246,154)	$155,938

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains/(losses)”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company also entered into an agreement with UPARC (See Note 8 to the Unaudited Interim Consolidated Financial Statements) to reinsure the no-lapse guarantee provision on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 5 to the Unaudited Interim Consolidated Financial Statements for additional information related to the accounting for embedded derivatives.

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Domestic life insurance – affiliated	$2,351,089	$2,153,734
Domestic individual annuities - affiliated	(496,623)	(372,823)
Domestic life insurance - unaffiliated	(1,763)	239
Taiwan life insurance-affiliated	998,700	946,011

	$2,851,403	$2,727,161

Substantially all reinsurance contracts are with affiliates as of June 30, 2011 and December 31, 2010. These contracts are described further in Note 8 of the Unaudited Interim Consolidated Financial Statements.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

7. REINSURANCE (continued)

The gross and net amounts of life insurance in force as of June 30, 2011 and 2010 were as follows:

	June 30, 2011	June, 2010
	(in thousands)
Gross life insurance in force	$557,124,221	$533,913,333
Reinsurance ceded	(502,919,309)	(480,931,064)

Net life insurance in force	$54,204,912	$52,982,269

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million in the second quarter of 2011 and 2010, and in the first six months of 2011 and 2010. The expense charged to the Company for the deferred compensation program was $2 million in the second quarter of 2011, less than $1 million in the second quarter of 2010; and $4 million and $2 million in the first six months of 2011 and 2010, respectively.

The Company receives a charge to cover its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career.

Prudential Insurance sponsors voluntary savings plans for the Company’s employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million in the second quarter of 2011 and 2010; and $4 million and $3 million in the first six months of 2011 and 2010, respectively.

The Company’s share of net expense for the pension plans was $5 million and $3 million in the second quarter of 2011 and 2010, respectively; and $9 million and $5 million in the first six months of 2011 and 2010, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Effective April 1, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $37.5 million and $9.4 million in the second quarter of 2011 and 2010, respectively; and $68.8 million and $17.3 million in the first six months of 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2.7 million and $2.5 million in the second quarter of 2011 and 2010, respectively; and $5.5 million and $5.0 million in the first six months of 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

8. RELATED PARTY TRANSACTIONS (continued)

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2.136 billion at June 30, 2011 and $2.061 billion at December 31, 2010, respectively. Fees related to these COLI policies were $8 million and $7 million in the second quarter of 2011 and 2010, respectively; and $20 million and $14 million in the first six months of 2011 and 2010, respectively. The Company retains the majority of the mortality risk associated with these COLI policies.

Reinsurance with Affiliates

UPARC

The Company, excluding its subsidiaries, reinsures its universal protector policies having no-lapse guarantees with an affiliated company, UPARC. UPARC reinsures an amount equal to 90% of the net amount at risk related to the first $1 million in face amount plus 100% of the net amount at risk related to the face amount in excess of $1 million as well as 100% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

The portion of this reinsurance contract related to mortality is accounted for as reinsurance. Reinsurance recoverables related to this reinsurance agreement were $53 million and $50 million as of June 30, 2011 and December 31, 2010, respectively. Fees ceded to UPARC in the second quarter of 2011 and 2010 were $24 million and $16 million, respectively; and $41 million and $31 million in the six months ended 2011 and 2010, respectively. Benefits ceded to UPARC in the second quarter of 2011 and 2010 were $10 million and $19 million, respectively; and $29 million and $30 million in the six months ended 2011 and 2010, respectively. The portion of this reinsurance contract related to the no lapse guarantee provision is accounted for as an embedded derivative. Realized losses on the no lapse guarantee embedded derivative were $7 million and $10 million in the six months ended June 30, 2011 and June 30, 2010, respectively, primarily due to declining interest rates and the change in non-performance risk in the valuation of embedded derivatives. The underlying asset is reflected in “Reinsurance recoverable” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, exclusive of My Term, ROP Term Life issued through its life insurance subsidiary, and those reinsured by PAR III (see below) through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $2.0 billion and $1.8 billion as of June 30, 2011 and December 31, 2010, respectively. Premiums ceded to PARCC in the second quarter of 2011 and 2010 were $183 million and $196 million, respectively; and $366 million and $398 million in the first six months of 2011 and 2010, respectively. Benefits ceded to PARCC in the second quarter of 2011 and 2010 were $98 million and $72 million, respectively; and $204 million and $152 million in the first six months of 2011 and 2010, respectively. Reinsurance expense allowances, net of capitalization and amortization in the second quarter of 2011 and 2010 were $30 million and $47 million, respectively; and $69 million and $85 million in the first six months of 2011 and 2010, respectively.

PAR TERM

The Company reinsures 95% of the risk under its term life insurance policies with effective dates on or after January 1, 2010, exclusive of My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $160 million and $91 million as of June 30, 2011 and December 31, 2010, respectively. Premiums ceded to PAR TERM in the second quarter of 2011 and 2010 were $58 million and $23 million, respectively; and $109 million and $36 million in the first six months of 2011 and 2010, respectively. Benefits ceded to PAR TERM in the second quarter of 2011 and 2010 were $5 million and $7 million, respectively; and $10 million and $7 million in the first six months of 2011 and 2010, respectively. Reinsurance expense allowances, net of capitalization and amortization were $7 million and $5 million in the second quarter of 2011 and 2010, respectively; and $17 million and $9 million in the first six months of 2011 and 2010, respectively.

PAR III

The Company, excluding its PLNJ, reinsures 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $6 million and $5 million as of June 30, 2011 and December 31, 2010, respectively. Premiums ceded to PAR III were less than $1 million in the second quarter of 2011 and 2010, and $1.5 million and $1.7 million in the first six months of 2011 and 2010, respectively. Benefits ceded to PAR III were less than $1 million in the second quarter of 2011 and 2010, and in the first six months of 2011 and 2010, respectively. Reinsurance expense allowances, net of capitalization and amortization in the second quarter of 2011 and 2010, and in the first six months of 2011 and 2010 were less than $1 million.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

8. RELATED PARTY TRANSACTIONS (continued)

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Reinsurance recoverables related to this agreement were $169 million and $175 million as of June 30, 2011 and December 31, 2010, respectively. Premiums and fees ceded to Prudential Insurance in the second quarter of 2011 and 2010 were $62 million and $58 million, respectively; and $115 million in the first six months of 2011 and 2010. Benefits ceded to Prudential in the second quarter of 2011 and 2010 were $47 million and $52 million, respectively; and $116 and $140 million in the first six months of 2011 and 2010, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement. Reinsurance recoverables related to this agreement were $7 million as of June 30, 2011 and December 31, 2010. Benefits ceded in the second quarter of 2011 and 2010, and in the first six months of 2011 and 2010 were less than $1 million.

Pruco Re

The Company has entered into reinsurance agreements with Pruco Re as part of its risk management and capital management strategies. Fees ceded on these agreements are included in “realized investment gains/(losses), net on the financial statements.

Effective January 24, 2011, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Income (“HDI”) and Spousal Highest Daily Income (“SHDI”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $3.3 million for the six months ended June 30, 2011.

Effective March 15, 2010, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its GRO Plus II benefit feature. Fees ceded on this agreement were $1.0 million in the second quarter of 2011 and $1.7 million for the six months ended June 30, 2011.

Effective August 24, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 6 Plus (“HD6 Plus”) and Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) benefit features sold on certain of its annuities. Further, effective March 15, 2010 the Company entered into a coinsurance agreement with Pruco Re providing for 100% reinsurance of such riders, as modified and issued subsequent to March 15, 2010. Fees ceded on these agreements were $42.8 million and $4.5 million in the second quarter of 2011 and 2010, respectively; and $77.0 million and $6.4 million for the six months ended June 30, 2011 and 2010, respectively.

Effective June 30, 2009, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 Plus (“HD7 Plus”) and Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”) benefit features sold on certain of its annuities. Fees ceded on this agreement were $6.7 million and $5.4 million in second quarter of 2011 and 2010, respectively; and $12.8 million and $10.5 million for the six months ended June 30, 2011 and 2010, respectively.

Effective January 28, 2008, the Company entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime 7 (“HD7”) and Spousal Highest Daily Lifetime 7 (“SHD7”) benefit feature sold on certain of its annuities. Fees ceded on this agreement were $3.4 million and $3.2 million in the second quarter of 2011 and 2101, respectively; and $6.8 million and $6.3 million for the six months ended June 30, 2011 and 2010, respectively.

Effective January 28, 2008, the Company, excluding its subsidiaries, entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of its Highest Daily Guaranteed Return Option (“HD GRO”) benefit feature sold on certain of its annuities. This agreement was amended effective January 1, 2010 to include a form of the HD GRO benefit feature (“HD GRO II”) on business issued after November 16, 2009. Fees ceded on this agreement were $0.9 million and $0.1 million in the second quarter of 2011 and 2010, respectively; and $1.7 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

Since 2006, the Company has in place two coinsurance agreements with Pruco Re providing for the 100% reinsurance of its Highest Daily Lifetime Five benefit feature (“HDLT5”) and its Spousal Lifetime Five benefit feature (“SLT5”). Fees ceded on the HDLT5 agreement were $1.2 million and $1.2 million in the second quarter of 2011 and 2010, respectively; and $2.4 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively. Fees ceded on the SLT5 agreement were $0.6 million and $0.6 million in the second quarter of 2011 and 2010, respectively; and $1.2 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

Since 2005 the Company reinsures 100% of the risk on its Lifetime Five benefit feature sold on certain of its annuities through an automatic coinsurance agreement consolidated with Pruco Re since 2007. Fees ceded on the Lifetime Five agreement were $4.0 million and $3.7 million in the second quarter of 2011 and 2010, respectively; and $8.1 million and $7.5 million for the six months ended June 30, 2011 and 2010, respectively.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were ($497) million and ($373) million as of June 30, 2011 and December 31, 2010, respectively. Realized gains ceded were $40 million and $239 million in the second quarter of 2011 and 2010, respectively, primarily due to lower interest rates. Realized gains / (losses) were ($239) million and $166 million for the six months ended June 30, 2011 and 2010, respectively, primarily due to higher interest rates and favorable equity markets for the six months ended June 30, 2011, compared to

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

8. RELATED PARTY TRANSACTIONS (continued)

lower interest rates and unfavorable equity market in the six months ended June 30, 2010. The underlying contra-asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

The transfer of the insurance related assets and liabilities was accounted for as a long-duration coinsurance transaction under accounting principles generally accepted in the United States. Under this accounting treatment, the insurance related liabilities remain on the books of the Company and an offsetting reinsurance recoverable is established. These assets and liabilities are denominated in US dollars.

Affiliated premiums ceded in the second quarter of 2011 and 2010 from the Taiwan coinsurance agreement were $19 million and $26 million, respectively; and $35 million and $44 million in the first six months of 2011 and 2010, respectively. Affiliated benefits ceded in the second quarter of 2011 and 2010 from the Taiwan coinsurance agreement were $6 million and $5 million, respectively; and $11 million and $10 million in the first six months of 2011 and 2010, respectively.

Reinsurance recoverables related to the Taiwan coinsurance agreement were $999 million and $946 million at June 30, 2011 and December 31, 2010, respectively.

Deferred Policy Acquisition Costs Ceded to Term Reinsurance Affiliates

In 2009 when implementing a revision to the reinsurance treaties with PARCC, PAR TERM and PAR III, modifications were made affecting premiums. The related impact on the deferral of ceded reinsurance expense allowances did not reflect this change resulting in the understatement of deferred reinsurance expense allowances. During second quarter 2011, the Company recorded the correction, charging $13 million to net DAC amortization which represented the cumulative impact of this change. These adjustments are not material to any previously reported quarterly or annual financial statements.

Affiliated Asset Transfers

During 2010, the Company purchased fixed maturity securities from affiliated companies, PALAC and Pruco Re. The investments consisted of public bonds. The securities purchased from PALAC, which reflected a fair value of $291.9 million, were recorded at an amortized cost of $256.4 million. The securities purchased from Pruco Re, which reflected a fair value of $81.0 million, were recorded at an amortized cost of $76.3 million. The difference between fair market value and book value of these transfers was accounted for as a net decrease of $40 million to additional paid-in capital in 2010. During first quarter 2011, the Company recorded an out of period adjustment that reclassified the $40 million difference between book value and market value from additional paid-in capital to retained earnings. As part of this adjustment, a $14 million reduction to the deferred tax liability was recorded with an offset also reflected in retained earnings to record the tax effect of this activity. These adjustments were not material to any previously reported quarterly or annual financial statements.

In December 2010, the Company amended certain of its affiliated reinsurance treaties to change the settlement mode from monthly to annual. As a result of these treaty amendments, we were required to pay our reinsurers, Prudential Insurance and UPARC, the premium difference that resulted. Settlement of this premium difference was made by transfers of securities at fair value of $120 million to Prudential Insurance, and $35 million to UPARC.

Debt Agreements

The Company has an agreement with an affiliate, Prudential Funding, LLC, which allows the Company to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $1.4 billion. The Company had $92 million in short term debt as of June 30, 2011, and no borrowings outstanding as of December 31, 2010.

On December 20, 2010, the Company borrowed $650 million from Prudential Insurance. This loan has a fixed interest rate of 3.47% and matures on December 21, 2015. The total related interest expense to the Company was $5.6 million and $11.3 million for the three and six months ended June 30, 2011, respectively.

On November 15, 2010 the Company borrowed $245 million from Prudential Financial. This loan has a fixed interest rate of 3.01% and matures on November 13, 2015. The total related interest expense to the Company was $1.8 million and $3.7 million for the three and six months ended June 30, 2011, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statement

8. RELATED PARTY TRANSACTIONS (continued)

On June 20, 2011, the Company entered into a series of four $50 million borrowings with Prudential Financial, totaling $200 million. The loans have fixed interest rates ranging from 1.66% to 3.17% and maturity dates staggered one year apart, from June 19, 2013 to June 19, 2016. The total related interest expense was $0.1 million for the three and six months ended June 30, 2011.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with an external counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form in reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2011, compared with December 31, 2010, and its consolidated results of operations for the three and six months ended June 30, 2011 and 2010. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. As of June 30, 2011, approximately $39.7 billion or 84% of total variable annuity account values contain a living benefit feature, compared to approximately $29.1 billion or 80% as of December 31, 2010. As of June 30, 2011, approximately $34.9 billion or 88% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $24.2 billion or 83% as of December 31, 2010. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales in the first six months of 2011 and market appreciation.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, equity options and futures as well as interest rate derivatives are purchased to hedge certain living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and the reinsurance affiliate did not believe the GAAP value of the embedded derivative liability to be an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates modifications to the risk-free return assumption to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The modifications include the removal of a volatility risk margin embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, and the inclusion of a credit spread over the risk-free rate used to estimate future growth of bond investments in the customer separate account funds. This new strategy will result in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. Management of the Company and the reinsurance affiliate evaluate hedge levels versus the target given overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing capital market conditions and may decide to temporarily hedge to an amount that differs from the hedge target definition.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 25% of our net individual life insurance in force at June 30, 2011. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of the Company’s insurance profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by periods of unfavorable equity market performance may occur on a quarter lag with the market risk during this period being borne by the Company.

Term Life Insurance

The Company offers a variety of term life insurance products (Term Elite, Term Essential, My Term and ROP Term) which represent 64% of our net individual life insurance in force at June 30, 2011, that provide coverage for a specified time period. These term products, excluding My Term, include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The ROP Term product offered by the Company offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force. This results from uneven product profitability patterns.

Universal Life Insurance

The Company offers universal life insurance products which represent 11% of our net individual life insurance in force at June 30, 2011. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

June 30, 2011 versus December 31, 2010

Total assets increased $11.983 billion, from $59.472 billion at December 31, 2010 to $71.455 billion at June 30, 2011. Separate account assets increased $11.399 billion, from $43.269 billion at December 31, 2010 to $54.668 billion at June 30, 2011, primarily driven by both increased variable annuity deposits that resulted in positive net flows, and improvements in equity markets.

Fixed maturities decreased by $29 million from $6.042 billion at December 31, 2010 to $6.013 billion at June 30, 2011. This decrease was primarily driven by transfers of account balances to the separate account variable investment options from the fixed investment options backed by our general account due to an asset transfer feature and a dollar cost averaging program on certain variable annuity contracts. This decrease was partially offset by investment of cash flows from operations, reinvestment of investment income, and unrealized gains on fixed maturities in the current year resulting from a narrowing of credit spreads that increased the market value of these securities.

Short-term investments decreased $59 million, from $247 million at December 31, 2010, to $189 million at June 30, 2011, while Commercial mortgage loans increased $69 million, from $1.275 billion at December 31, 2010, to $1.344 billion at June 30, 2011.

Reinsurance recoverables increased by $124 million from $2.727 billion at December 31, 2010 to $2.851 billion at June 30, 2011 driven by continued growth in the term life in force covered under Prudential Arizona Reinsurance Captive Company, or “PARCC”, Prudential Arizona Reinsurance Term Company, or “PAR TERM” and Prudential Arizona Reinsurance III Company, or “PAR III”, reinsurance agreements. This increase was partially offset by a decrease in the reinsured liability for variable annuity living benefit embedded derivatives due to a decrease in the present value of future expected benefit payments primarily driven by the impact of favorable equity markets.

Cash and cash equivalents decreased by $43 million, from $365 million at December 31, 2010 to $322 million at June 30, 2011.

Deferred policy acquisition costs (“DAC”) increased by $405 million from $3.378 billion at December 31, 2010, to $3.783 billion at June 30, 2011. The increase is primarily driven by the capitalization of acquisition costs from sales of annuity products.

Total liabilities increased by $11.814 billion, from $56.146 billion at December 31, 2010 to $67.960 billion at June 30, 2011, primarily due to an increase in separate account liabilities of $11.399 billion, driven mainly by positive annuity net flows and improvements in equity markets described above. Future policy benefits and other policyholder liabilities increased by $166 million, from $3.328 billion at December 31, 2010 to $3.494 billion at June 30, 2011, primarily driven by an increase in life reserves associated with term in force growth, partially offset by a decrease in the liability for variable annuity living benefit embedded derivatives due to a decrease in the present value of future expected benefit payments primarily driven by the impact of favorable equity markets.

2.	Results of Operations

June 2011 to June 2010 Three Month Comparison

	Three Months ended June 30,
	2011	2010
Operating results:	(in thousands)
Revenues:
Annuity Products	$280,182	$183,530
Life Products and Other	213,719	234,294

	493,901	417,824

Benefits and expenses:
Annuity Products	263,346	454,063
Life Products and Other	183,321	188,200

	446,667	642,263

Income from Operations before Income Taxes
Annuity Products	16,836	(270,533)
Life Products and Other	30,395	46,094

	$47,231	$(224,439)

Annuity Products

Income from Operations before Income Taxes

2011 to 2010 Three Month Comparison. Income/(loss) from Operations before Income Taxes increased $288 million from a loss of $271 million in the second quarter of 2010 to income of $17 million in the second quarter of 2011. The increase was primarily driven lower amortization of deferred policy acquisition (“DAC”) and deferred sales inducements (“DSI”) and lower charges related to the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our variable annuity products. These lower expenses reflect both updates to the estimated profitability of the business resulting from market performance and current period experience and the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the increase was higher fee income, net of higher distribution costs, driven by higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months.

Partially offsetting these items was an increase in general and administrative expenses, primarily due to higher business development costs driven by initiative spending and operating expenses from new business activities and higher asset based trail commissions due to higher account values as discussed above.

We amortize DAC and DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial, Inc. (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, Inc. including reinsurance agreements, as discussed in Note 8 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the economics of the products.

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $178 million of lower amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in non-performance risk (“NPR”) in the valuation of the reinsured living benefit liabilities. We incorporate the NPR of our affiliates’ in the valuation of the embedded derivatives associated with our living benefit features on our variable annuity contracts. To reflect NPR in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used. In the second quarter of both 2010 and 2011, positive NPR adjustments in the reinsurance affiliate were driven by increases in the reinsured living benefit liabilities due to unfavorable market conditions and widening of the NPR spreads. The NPR gain in the reinsurance affiliate was smaller in the second quarter of 2011 compared to the second quarter of 2010 due to smaller market and interest rate declines resulting in a favorable variance from lower amortization of DAC and DSI.

As shown in the following table, income from operations for the second quarter of 2011 included $7 million of charges related to adjustments to the GMDB and GMIB reserves of our variable annuity products and DAC and DSI amortization, compared to $85 million in charges included in the second quarter of 2010, resulting in an $78 million favorable variance.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustments	$(7,795)	$(3,632)	$(11,427)	$(31,465)	$(58,091)	$(89,556)
Quarterly adjustments for current period experience	5,431	(1,352)	4,079	7,807	(3,213)	4,594

Total	$(2,364)	$(4,984)	$(7,348)	$(23,658)	$(61,304)	$(84,962)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and deferred sales inducements, or DSI.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. Results for the second quarter of 2011 included $11 million of charges associated with these quarterly updates due to less favorable than expected market performance. The actual rates of return on annuity account values for the second quarter of 2011 was 0.8% compared to our expected rate of return of 1.8%. The second quarter of 2010 updates resulted in charges of $90 million due to unfavorable market performance. The actual rate of return on annuity account values for the second quarter of 2010 was (5.9%) compared to our previously expected rate of return of 2.0%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over a four year period so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 7.7% per annum as of June 30, 2011, or approximately 1.9% per quarter.

For some contract groups the projected near-term future annual rate of return calculated using the reversion to the mean approach is greater than our maximum future rate of return assumption across all asset types for this business. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.7% at June 30, 2011. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 5.7% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

The $4 million benefit in the second quarter of 2011 and the $5 million benefit in the second quarter of 2010 shown in the table above reflect the quarterly adjustments for current period experience also referred to as an experience true-up adjustment. The unfavorable variance related to the amortization of DAC/DSI was primarily driven by differences in market conditions in second quarter of 2011 compared to second quarter of 2010. The favorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in second quarter of 2011 compared to second quarter of 2010.

Revenues

2011 to 2010 Three Month Comparison. Revenues increased $97 million from $183 million in the second quarter of 2010 to $280 million in the second quarter of 2011.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances in the separate account, increased $108 million from $85 million in the second quarter of 2010 to $193 million in the second quarter of 2011. The increase was primarily driven by higher average separate account asset balances due to net market appreciation, positive net flows from new business sales, and the net transfers of balances from the general account to the separate accounts between the second quarter of 2010 and the second quarter of 2011. The net transfer of balances from the general account to the separate accounts relates to both transfers from a customer elected dollar cost averaging program and transfers from the asset transfer feature in some of our optional living benefit features.

Asset administration fees increased by $36 million from $14 million in the second quarter of 2010 to $50 million in the second quarter of 2011, primarily due to higher average separate account asset balances, as discussed above.

Net realized investment gains decreased $44 million from a gain of $41 million in the second quarter of 2010, to a loss of $3 million in the second quarter of 2011, driven by a $29 million unfavorable variance related to gains in second quarter 2010 from derivative positions associated with our terminated capital hedging program, as discussed above. Also contributing to the decrease was lower gains of the sale of general account fixed maturity securities due to a lower volume of sales.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses decreased $191 million from $454 million in the second quarter of 2010 to $263 million in the second quarter of 2011.

Amortization of DAC decreased by $134 million, from $230 million in the second quarter of 2010 to $96 million in the second quarter of 2011, primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and quarterly adjustments to reflect current period experience and market performance, as discussed above.

Policyholders benefits, including changes in reserves, decreased $54 million, from $77 million in the second quarter of 2010 to $23 million in the second quarter of 2011, primarily due to the adjustments to the reserves for the guaranteed minimum death and income benefit features of our variable annuity products related to our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances decreased $42 million, from $87 million in the second quarter of 2010 to $45 million in the second quarter of 2011, primarily due to lower DSI amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above.

General, administrative and other expenses increased $32 million, from $59 million in the second quarter of 2010 to $91 million in the second quarter of 2011, primarily due to higher initiative spending, operating expenses from new business activities, and distribution expenses driven by higher asset based trail commissions due to higher account values as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Three Month Comparison. Income from Operations before Income Taxes decreased $16 million from $46 million in the second quarter 2010 to $30 million in the second quarter of 2011. Income from Operations before Income Taxes in the second quarter of 2011 includes a charge of $13 million arising from an understatement of net DAC amortization in prior periods. Excluding this adjustment, Income from Operations before Income Taxes in the second quarter of 2011 decreased $3 million primarily due to lower gains on investments in derivatives and higher operating expenses, partially offset by lower net DAC amortization reflecting the impact of unfavorable market conditions on separate account fund performance in the second quarter of 2010.

Revenues

2011 to 2010 Three Month Comparison. Revenues of $214 million in the second quarter of 2011 decreased by $20 million, from $234 million in the second quarter of 2010.

Premiums decreased $3 million from $19 million in second quarter 2010 to $16 million in second quarter 2011. Premiums for term insurance increased $20 million due to consistent growth in term business and were more than offset by reinsurance premiums that increased $23 million due to decreased retention resulting from modifications to certain coinsurance treaties with affiliates.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased by $9 million from $119 million in the second quarter of 2010 to $110 million in the second quarter of 2011. The decrease was driven by lower amortization of unearned revenue reserves reflecting the impact of unfavorable market conditions on separate account fund performance in the second quarter of 2010.

Net realized investment gains decreased $9 million, from a gain of $13 million in the second quarter of 2010 to a gain of $4 million in the second quarter of 2011. The decrease includes a $5 million unfavorable impact from the change in the value of the reinsurance of the no-lapse guarantee on certain universal life products with UPARC and $4 million of lower gains on investments in derivatives and fixed maturities.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses of $183 million in the second quarter of 2011 decreased by $5 million, from $188 million in the second quarter of 2010.

Policyholders’ benefits, including interest credited to policyholders’ account balances, decreased by $9 million, from $85 million in the second quarter of 2010 to $76 million in the second quarter of 2011. Increases driven by term life and universal life reserve growth attributable to continued sales and in force growth were more than offset by an increase in the change in ceded reserves due to decreased retention resulting from modifications to certain coinsurance treaties with affiliates as well the amendment of certain of our affiliated reinsurance treaties to change settlement modes from monthly to annual.

Amortization of deferred policy acquisition costs decreased by $4 million from $77 million in the second quarter of 2010 to $73 million in the second quarter of 2011 reflecting the impact of unfavorable market conditions on separate account fund performance in the second quarter of 2010, partially offset by higher amortization arising from the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our Term business in prior periods.

General and administrative expenses, net of capitalization, increased $8 million from $26 million in second quarter 2010 to $34 million in second quarter 2011 driven by higher operating expenses.

June 2011 to June 2010 Six Month Comparison

	Six Months ended June 30,
	2011	2010
Operating results:	(in thousands)
Revenues:
Annuity Products	$553,739	$304,751
Life Products and Other	418,983	416,189

	972,722	720,940

Benefits and expenses:
Annuity Products	445,982	563,299
Life Products and Other	352,944	318,362

	798,926	881,661

Income from Operations before Income Taxes

Annuity Products	107,757	(258,548)
Life Products and Other	66,039	97,827

	$173,796	$(160,721)

Annuity Products

Income from Operations before Income Taxes

2011 to 2010 Six Month Comparison. Income from Operations before Income Taxes increased $367 million from a loss of $259 million in the first six months of 2010 to income of $108 million in the first six months of 2011. The increase was primarily driven by higher fee income, net of higher distribution costs, driven by higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was due to positive net flows, net market appreciation, and net transfers of balances from the general account to the separate accounts over the past twelve months. Also contributing to the increase was lower amortization of deferred policy acquisition (“DAC”) and deferred sales inducements (“DSI”) and lower charges related to the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our variable annuity products. These lower expenses reflect both updates to the estimated profitability of the business resulting from market performance and current period experience and the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below.

Partially offsetting these items was an increase in general and administrative expenses, primarily due to higher business development costs driven by higher initiative spending and operating expenses from new business activities and higher asset based trail commissions due to higher account values as discussed above.

We amortize DAC and DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial, Inc. (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, Inc. including reinsurance agreements, as discussed in Note 8 to the Unaudited Interim Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the economics of the products.

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was a $193 million lower amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in NPR in the valuation of the reinsured living benefit liabilities. In the first six months of both 2010 and 2011, positive NPR adjustments in the reinsurance affiliate, were driven by increases in the reinsured living benefit liabilities due to unfavorable market conditions and widening of the NPR spreads. The NPR gain in the reinsurance affiliate was smaller in the first six months of 2011 compared to 2010 due to smaller market and interest rate declines resulting in a favorable variance from lower amortization of DAC and DSI.

As shown in the following table, income from operations for the first six months of 2011 included $9 million of benefits related to adjustments to the GMDB and GMIB reserves for the guaranteed minimum death and income benefit features of our variable annuity products and amortizing DAC and DSI, compared to $56 million of charges included in the first six months of 2010, resulting in a $65 million favorable variance.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustments	$(1,671)	$3,513	$1,842	$(26,103)	$(49,311)	$(75,414)
Quarterly adjustments for current period experience	6,087	1,106	7,193	15,623	4,336	19,599

Total	$4,416	$4,619	$9,035	$(10,480)	$(44,975)	$(55,815)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of deferred policy acquisition, or DAC, and deferred sales inducements, or DSI.
(2)

Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the guaranteed minimum death and income benefit, or GMDB / GMIB, features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. Results for the first six months of 2011 included $2 million of benefits associated with these quarterly updates due to overall favorable market performance Results for the first six months of 2010 included charges of $75 million due to unfavorable market performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011		2010
	First Quarter	Second Quarter	First Quarter	Second Quarter
Actual rate of return	3.4%	0.8%	3.3%	(5.9)%
Expected rate of return	1.8%	1.8%	2.0%	2.0%

The $7 million benefit in 2011 and the $20 million benefit in 2010 shown in the table above reflect the quarterly adjustments for current period experience (also referred to as an experience true-up adjustment). The unfavorable variance related to the amortization of DAC/DSI was primarily driven by differences in market conditions. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claims costs.

Revenues

2011 to 2010 Six Month Comparison. Revenues increased $249 million from $305 million in the first six months of 2010 to $554 million in the first six months of 2011.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $197 million from $158 million in the first six months of 2010 to $355 million in the first six months of 2011. The increase was primarily driven by higher average separate account asset balances due to net market appreciation, positive net flows from new business sales, and the net transfers of balances from the general account to the separate accounts between June 30, 2010 and June 30, 2011. The net transfer of balances from the general account to the separate accounts relates to both transfers from a customer elected dollar cost averaging program and transfers from the asset transfer feature in some of our optional living benefit features.

Asset administration fees increased by $64 million from $25 million in the first six months of 2010 to $89 million in the first six months of 2011, primarily due to higher average separate account asset balances, as discussed above.

Net Realized Investment Gains decreased $10 million from $34 million in 2010, to $24 million in 2011, driven by gains in the first six months of 2010 from derivative positions associated with our terminated capital hedging program, as discussed above.

Benefits and Expenses

2011 to 2010 Six Month Comparison. Benefits and expenses decreased $118 million from $563 million in the first six months of 2010 to $445 million in the first six months of 2011.

Amortization of DAC decreased by $121 million, from $262 million in the first six months of 2010 to $141 million in the first six months of 2011, primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances decreased $44 million, from $122 million in the first six months of 2010 to $78 million in the first six months of 2011, primarily due to lower DSI amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed above.

Policyholders benefits, including changes in reserves, decreased $43 million, from $73 million in the first six months of 2010 to $30 million in the first six months of 2011, primarily due to the adjustments to the GMDB and GMIB reserves of our variable annuity products related to our quarterly adjustments to reflect current period experience and market performance, as discussed above.

General, administrative and other expenses increased $75 million, from $107 million in the first six months of 2010 to $182 million in the first six months of 2011, primarily due to higher initiative spending, operating expenses from new business activities, and distribution expenses driven by higher asset based trail commissions due to higher account values, as discussed above.

Interest expense increased $15 million from $0 in the first six months of 2010 to $15 million in the first six months of 2011, primarily due to higher intercompany borrowings to fund costs related to new business sales.

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Six Month Comparison. Income from Operations before Income Taxes decreased $32 million from $98 million in the first six months of 2010 to $66 million in the first six months of 2011. Income from Operations before Income Taxes in the second quarter of 2011 includes a charge of $13 million arising from an understatement of net DAC amortization in prior periods. Excluding this adjustment, Income from Operations before

Income Taxes in the first six months of 2011 decreased $19 million primarily due to lower gains on investments in derivatives and higher operating expenses, partially offset by lower net DAC amortization reflecting the impact of unfavorable market conditions on separate account fund performance in the second quarter 2010.

Revenues

2011 to 2010 Six Month Comparison. Revenues of $419 million in the first six months of 2011 increased by $3 million, from $416 million in the first six months of 2010.

Premiums decreased $6 million from $33 million in the first six months of 2010 to $27 million in first six months of 2011. Premiums for term insurance increased $36 million due to consistent growth in term business and were more than offset by reinsurance premiums that increased $42 million due to decreased retention resulting from modifications to certain coinsurance treaties with affiliates.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $14 million from $207 million in the first six months of 2010 to $221 million in the first six months of 2011. The increase was driven by an increase in amortization of unearned revenue reserves reflecting the impact of favorable mortality experience in the current year compared to the prior year, partially offset by the impact of unfavorable market conditions on separate account fund performance in the second quarter of 2010.

Net investment income increased $6 million, from $133 million in the first six months of 2010 to $139 million in the first six months of 2011, reflecting higher asset balances supporting growth in our universal life and term products including higher universal life account balances from increased policyholder deposits.

Net realized investment gains decreased $11 million, from a gain of $15 million in the first six months of 2010 to a gain of $4 million in the first six months of 2011. The decrease includes $13 million of lower gains on investments in derivatives and fixed maturities, partially offset by $2 million favorable impact from the change in the value of the reinsurance of the no-lapse guarantee on certain universal life products with UPARC.

Benefits and Expenses

2011 to 2010 Six Month Comparison. Total benefits and expenses of $353 million in the first six months of 2011 increased by $35 million, from $318 million in the first six months of 2010.

Amortization of deferred policy acquisition costs increased by $24 million from $99 million in the first six months of 2010 to $123 million in the first six months of 2011 reflecting the impact of favorable mortality experience in the current year, higher amortization arising from the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our Term business in prior periods, partially offset by the impact of unfavorable market conditions on separate account fund performance in the second quarter of 2010.

Policyholders’ benefits, including interest credited to policyholders’ account balances, decreased by $1 million, from $167 million in the first six months of 2010 to $166 million in the first six months of 2011. Increases due to term life and universal life reserve growth attributable to continued sales and in force growth were more than offset by an increase in the change in ceded reserves due to decreased retention resulting from modifications to certain coinsurance treaties with affiliates as well the amendment of certain of our affiliated reinsurance treaties to change settlement modes from monthly to annual.

General and administrative expenses, net of capitalization, increased $12 million from $52 million in the first six months of 2010 to $64 million in the first six months of 2011 driven by higher operating expenses.

Income Taxes

The income tax provision amounted to an expense of $36 million in the first six months of 2011 compared to a benefit of $73 million in the first six months of 2010 primarily driven by higher pre-tax income.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2010 or the first six months of 2011 results.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received by the Company’s parent, Prudential Financial, in February 2009. The Company believed that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS issued an Industry Director Directive (“IDD”) in May 2010 stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company’s parent, Prudential Financial, has received a refund of approximately $3 million pursuant to the protective refund claims. These activities had no impact on the Company’s 2010 or the first six months of 2011 results.

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

Gross account withdrawals amounted to approximately $1.4 billion and $884 million in the second quarter of 2011 and 2010, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of June 30, 2011 and December 31, 2010 the Company had liquid assets of $6.545 billion and $6.674 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $510 million and $612 million as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, $5.579 billion, or 93%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $434 million, or 7%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolios, we believe that claims experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries and in excess of the minimum levels required by applicable insurance regulations. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. As of June 30, 2011, the RBC ratio for each of Prudential Insurance and the Company exceeded the minimum levels required by applicable insurance regulations. The RBC ratio is an annual calculation; however, based upon June 30, 2011 amounts, management of the Company and Prudential Financial, Inc. estimate that the RBC ratios for Prudential Insurance and other domestic life insurance subsidiaries of Prudential Financial, Inc., including the Company, would exceed the minimum level required by applicable insurance regulations.

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

Certain of the Company’s variable annuity statutory reserves are ceded to an affiliated captive reinsurance company. A reinsurance trust is established by the affiliated captive reinsurance company to satisfy reinsurance reserve credit requirements. These reserve credits allow the Company to reduce the level of statutory capital it is required to hold. Reinsurance credit reserve requirements can move materially in either direction due to changes in equity markets and interest rates, actuarial assumptions and other factors. Higher reinsurance credit reserve requirements would necessitate depositing additional assets in the statutory reserve credit trusts, while lower reinsurance credit reserve requirements would allow assets to be removed from the statutory reserve credit trusts. We expect Prudential Financial would satisfy those additional needs through a combination of funding the reinsurance credit trusts with available cash, loans from Prudential Financial and/or affiliates and assets pledged to our affiliated captive reinsurance company as collateral for hedging positions related to our living benefit features. Prudential Financial also continues to evaluate other options to address reserve credit needs such as obtaining letters of credit. During the second quarter of 2011, the need to fund the captive reinsurance trust increased by $117 million primarily due to lower interest rates.

As of July 1, 2011 the affiliated offshore captive reinsurance company was redomiciled from Bermuda to Arizona. As a result, beginning in the third quarter of 2011 the statutory reserve credit trust for business reinsured to the captive from our Arizona domiciled life insurance company, Pruco Life Insurance Company, no longer needs to be funded. As of June 30, 2011, the statutory trust relating to business sold by Pruco Life Insurance Company was funded at approximately $300 million.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

In April 2011, a motion to dismiss the amended complaint was filed in Phillips v. Prudential Insurance and Pruco Life Insurance Co., a purported Illinois state class action challenging the use of retained asset accounts to settle individual life insurance death benefit claims

In May 2011, the Company filed a motion for judgment on the pleadings in Huffman v. The Prudential Life Insurance Company, a purported nationwide class action challenging the use of retained asset accounts to settle death benefit claims in ERISA-governed employee welfare plans. In July 2011, the court denied the motion.

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

See “Contingent Liabilities” within Note 6 to the Unaudited Interim Consolidated Financial Statements for a discussion concerning audits and inquiries concerning the Company’s handling of unclaimed property.

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

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pruco Life Insurance Company

By:	/s/ Thomas Diemer
Thomas Diemer
Chief Accounting Officer
(Authorized Signatory and Principal Accounting and Financial Officer)

Date: August 12, 2011