Form 10-Q
period 2011-09-30
PRUCO LIFE INSURANCE CO
filed 2011-11-14
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2011, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

September 30, 2011 and December 31, 2010 (in thousands, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2011 – $5,627,161; 2010 – $5,701,829)	$6,083,570	$6,042,303
Equity securities, available for sale, at fair value (cost: 2011 – $9,969; 2010 – $17,964)	8,117	19,407
Trading account assets, at fair value	30,952	22,705
Policy loans	1,047,090	1,061,607
Short-term investments	396,104	246,904
Commercial mortgage and other loans	1,372,615	1,275,022
Other long-term investments	239,498	131,994

Total investments	9,177,946	8,799,942
Cash and cash equivalents	241,128	364,999
Deferred policy acquisition costs	2,975,388	3,377,557
Accrued investment income	92,416	92,806
Reinsurance recoverables	5,757,029	2,727,161
Receivables from parents and affiliates	206,470	249,339
Deferred sales inducements	480,479	537,943
Other assets	37,545	53,375
Separate account assets	52,129,147	43,269,091

TOTAL ASSETS	$71,097,548	$59,472,213

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$7,751,730	$7,509,169
Future policy benefits and other policyholder liabilities	5,258,119	3,327,549
Cash collateral for loaned securities	146,549	76,574
Securities sold under agreements to repurchase	41,169	2,957
Income taxes payable	144,536	548,280
Short-term debt to affiliates	50,000	—
Long-term debt to affiliates	1,095,000	895,000
Payables to parent and affiliates	10,654	41,910
Other liabilities	1,415,538	475,489
Separate account liabilities	52,129,147	43,269,091

Total liabilities	68,042,442	56,146,019

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	832,477	792,226
Retained earnings	1,998,151	2,370,525
Accumulated other comprehensive income	221,977	160,943

Total equity	3,055,106	3,326,194

TOTAL LIABILITIES AND EQUITY	$71,097,548	$59,472,213

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2011 and 2010 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Premiums	$16,129	$18,330	$49,686	$54,098
Policy charges and fee income	244,307	133,505	820,604	498,867
Net investment income	107,455	110,491	327,933	326,668
Asset administration fees	52,901	20,153	147,969	50,516
Other income	12,366	14,088	31,940	38,701
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(17,634)	(24,983)	(47,634)	(90,561)
Other-than-temporary impairments on fixed maturity securities transferred to Other Comprehensive Income	15,541	21,822	41,542	82,041
Other realized investment gains (losses), net	208,063	20,605	239,811	74,621

Total realized investment gains (losses), net	205,971	17,444	233,719	66,101

Total revenues	639,129	314,011	1,611,851	1,034,951

BENEFITS AND EXPENSES
Policyholders’ benefits	187,648	(31,019)	302,481	131,249
Interest credited to policyholders’ account balances	291,321	34,850	450,590	234,554
Amortization of deferred policy acquisition costs	812,067	(168,529)	1,075,795	192,423
General, administrative and other expenses	128,645	87,587	389,741	246,324

Total benefits and expenses	1,419,681	(77,111)	2,218,607	804,550

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(780,552)	391,122	(606,756)	230,401

Income tax expense (benefit)	(310,584)	114,148	(274,634)	40,996

NET INCOME (LOSS)	$(469,968)	$276,974	$(332,122)	$189,405

Change in net unrealized investment gains (losses), net of taxes (1)	43,990	75,939	61,034	137,208

COMPREHENSIVE INCOME (LOSS)	$(425,978)	$352,913	$(271,088)	$326,613

(1)	Amounts are net of tax expense of $24 million and $41 million for the three months ended September 30, 2011 and 2010, respectively, and $33 million and $74 million for the nine months ended September 30, 2011 and 2010, respectively.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Equity

Nine Months Ended September 30, 2011 and 2010 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,500	$792,226	$2,370,525	$160,943	$3,326,194
Net income (loss)	—	—	(332,122)	—	(332,122)
Affiliated Asset Transfers	—	40,251	(40,251)	—	(0)
Change in foreign currency translation adjustments, net of taxes	—	—	—	32	32
Change in net unrealized investment gains, net of taxes	—	—	—	61,002	61,002

Balance, September 30, 2011	$2,500	$832,477	$1,998,152	$221,977	$3,055,106

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2009	$2,500	$828,858	$2,000,457	$75,767	$2,907,582
Net income	—	—	189,405		189,405
Contributed Capital	—	10	—	—	10
Change in foreign currency translation adjustments, net of taxes	—	—	—	(43)	(43)
Change in net unrealized investment gains, net of taxes	—	—	—	137,251	137,251

Balance, September 30, 2010	$2,500	$828,868	$2,189,862	$212,975	$3,234,205

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010 (in thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(332,122)	$189,405
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(212,267)	(123,926)
Interest credited to policyholders’ account balances	450,590	234,554
Realized investment (gains) losses, net	(233,719)	(66,101)
Amortization and other non-cash items	(10,493)	(15,534)
Change in:
Future policy benefits and other insurance liabilities	702,610	535,835
Reinsurance recoverables	(1,664,534)	(471,720)
Accrued investment income	389	(606)
Receivables from parent and affiliates	39,695	(38,919)
Payables to parent and affiliates	(40,085)	13,493
Deferred policy acquisition costs	419,550	(497,994)
Income taxes payable	(436,607)	(77,560)
Deferred sales inducements	(227,722)	(158,224)
Other, net	828,688	(45,789)

Cash flows from (used in) operating activities	$(716,028)	$(523,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$736,820	$1,290,396
Policy loans	92,508	85,429
Commercial mortgage and other loans	42,196	50,549
Equity securities, available for sale	10,350	13,977
Trading account assets	—	1,200
Payments for the purchase/origination of:
Fixed maturities, available for sale	(634,883)	(1,241,379)
Policy loans	(76,734)	(94,449)
Commercial mortgage and other loans	(134,523)	(241,997)
Equity securities, available for sale	(8,446)	(6,437)
Notes receivable from parent and affiliates, net	18,228	60,310
Other long-term investments, net	(22,314)	(40,244)
Short-term investments, net	(149,241)	(164,748)

Cash flows from (used in) investing activities	$(126,040)	$(287,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$2,181,188	$2,281,169
Policyholders’ account withdrawals	(1,874,756)	(1,547,240)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	108,189	(113,911)
Contributed capital	—	10
Net change in financing arrangements (maturities 90 days or less)	103,575	224,075
Net change in long-term borrowing	200,000	—

Cash flows from (used in) financing activities	$718,196	$844,103

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(123,871)	33,624
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	364,999	143,111

CASH AND CASH EQUIVALENTS, END OF PERIOD	$241,128	$176,735

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

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair statement of the consolidated results of operations and financial condition of the Company have been made. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, (as more fully described in Note 8 to the Unaudited Interim Consolidated Financial Statements). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of sales inducements; value of investments including derivatives and the recognition of other-than-temporary impairments; future policy benefits including guarantees; provision for income taxes and deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Debt and Equity Securities, Commercial Mortgage and Other Loans

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

Equity securities available for sale are comprised of common stock, and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

Trading account assets, at fair value, consist primarily of asset-backed securities, perpetual preferred stock and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities.” Realized and unrealized gains and losses for these investments are reported in “Other income.” Interest and dividend income from these investments is reported in “Net investment income.”

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The allowance for losses on commercial mortgage and other loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses. “Realized investment gains (losses), net” also includes gains and losses on sales, certain restructurings, and foreclosures.

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down to the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms: changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. If the borrower is experiencing financial difficulty and the Company has granted a concession, the restructuring, including those that involve a partial payoff or the receipt of assets in full satisfaction of the debt is deemed to be a troubled debt restructuring. Based on the Company’s credit review process described above, these loans generally would have been deemed impaired prior to the troubled debt restructuring, and specific allowances for losses would have been established prior to the determination that a troubled debt restructuring has occurred.

In a troubled debt restructuring where the Company receives assets in full satisfaction of the debt, any specific valuation allowance is reversed and a direct write down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, is recorded for the difference between the fair value of the assets received and the recorded investment in the loan. When assets are received in partial settlement, the same process is followed, and the remaining loan is evaluated prospectively for impairment based on the credit review process noted above. When a loan is restructured in a troubled debt restructuring, the impairment of the loan is remeasured using the modified terms and the loans original effective yield, and the allowance for loss is adjusted accordingly. Subsequent to the modification, income is recognized prospectively based on the modified terms of the loans in accordance with the income recognition policy noted above. Additionally, the loan continues to be subject to the credit review process noted above.

In situations where a loan has been restructured in a troubled debt restructuring and the loan has subsequently defaulted, this factor is considered when evaluating the loan for a specific allowance for losses in accordance with the credit review process noted above.

See Note 3 for additional information about commercial mortgage and other loans that have been restructured in a troubled debt restructuring.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, financial indices, or the values of securities. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options which are contracted in the over-the-counter market with an affiliate. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models. Values can be affected by changes in interest rates, financial indices, values of securities, credit spreads, market volatility, expected returns, non-performance

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

risks and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models.

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

Derivatives are recorded either as assets, within “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives, which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with its affiliated counterparty for which a master netting arrangement has been executed. As discussed below and in Note 5, all realized and unrealized changes in fair value of derivatives, with the exception of the effective portion of cash flow hedges are recorded in current earnings. Cash flows from these derivatives are reported in the operating and investing activities sections in the Unaudited Interim Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 3, and are recorded in “Realized investment gains (losses), net.”

The Company, excluding its subsidiaries, also sells certain universal life products that contain a no lapse guarantee provision that is reinsured with an affiliate, Universal Prudential Arizona Reinsurance Company (“UPARC”). The reinsurance of this no lapse guarantee results in an embedded derivative that incurs market risk primarily in the form of interest rate risk. Interest rate sensitivity can result in changes in the value of the underlying contractual guarantees that are carried at fair value and included in “Reinsurance recoverable,” and changes in “Realized investment gains (losses), net.” In the third quarter of 2011, the Company amended its reinsurance agreement resulting in a recapture of a portion of this business (See Note 8 to the unaudited interim consolidated financial statements) effective July 1, 2011. Pursuant to the recapture amendment, the settlement

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of the recaptured premium occurred subsequent to the balance sheet date. As a result, the recaptured premium was treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. This adjustment was equal to the earned interest and changes in market values from the effective date through the settlement date related to fixed maturity securities from an asset portfolio within UPARC. This settlement feature is accounted for as an embedded derivative.

Concurrent with the recapture discussed above, the Company entered into a new coinsurance agreement with an affiliate, Prudential Arizona Reinsurance Universal Company, (“PAR U”) effective July 1, 2011. The settlement of the initial coinsurance premium also occurred subsequent to the balance sheet date and contains a settlement provision similar to the recapture premium, discussed above. The adjustment to the initial coinsurance premium was equal to the earned interest and changes in market values from the effective date through the settlement date related to fixed maturity securities from both an asset portfolio within the Company, as well as an asset portfolio within UPARC. The settlement feature of this agreement is accounted for as an embedded derivative (See Note 8 to the unaudited interim consolidated financial statements for additional information about this agreement.).

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology as required by ASC 740, Income Taxes (“ASC 740”). As a result of the volatility in the US markets and its impact on the Company’s ability to forecast pre-tax earnings, the increase in the income tax benefit and change in effective tax rate was primarily driven by a change from pre-tax income for the nine months ended September 30, 2010 to a pre-tax loss for the nine months ended September 30, 2011.

Adoption of New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying which restructurings constitute troubled debt restructurings. It is intended to assist creditors in their evaluation of whether conditions exist that constitute a troubled debt restructuring. This new guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual reporting period of adoption. The Company’s adoption of this guidance in the third quarter of 2011 did not have a material effect on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In July 2010, the FASB issued updated guidance that requires enhanced disclosures related to the allowance for credit losses and the credit quality of a company’s financing receivable portfolio. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Company adopted this guidance effective December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The required disclosures are included above and in Note 3. In January 2011, the FASB deferred the disclosures required by this guidance related to troubled debt restructurings. These disclosures are effective for the first interim or annual reporting period beginning on or after June 15, 2011, concurrent with the effective date of guidance for determining what constitutes a troubled debt restructuring. The disclosures required by this guidance related to troubled debt restructurings were adopted in the third quarter of 2011 and are included above and in Note 3.

In April 2010, the FASB issued authoritative guidance clarifying that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interests, and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation, unless the separate account interests are held for a related party policyholder, whereby consolidation of such interests must be considered under applicable variable interest guidance. This guidance is effective for interim and annual reporting periods beginning after December 15, 2010 and retrospectively to all prior periods upon the date of adoption, with early adoption permitted. The Company’s adoption of this guidance effective January 1, 2011 did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

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

Future Adoption of New Accounting Pronouncements

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In October 2011, the FASB proposed a deferral of the requirement to separately present reclassifications from the components of other comprehensive income to the components of net income on the face of the financial statements. If the deferral is effective, companies would still be required to adopt the other requirements of the updated guidance. This updated guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied retrospectively. The Company expects this guidance to impact its financial statement presentation but not to impact the Company’s consolidated financial position or results of operations.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The Company expects this guidance to have an impact on its financial statement disclosures but limited, if any, impact on the Company’s consolidated financial position or results of operations.

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

In October 2010, the FASB issued authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. This amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and permits, but does not require, retrospective application. The Company will adopt this guidance effective January 1, 2012, and expects to apply the retrospective method of adoption. Accordingly, upon adoption, “Deferred policy acquisition costs” will be reduced with a corresponding reduction, net of taxes, to “Retained earnings” (and “Total equity”), as a result of acquisition costs previously deferred that are not eligible for deferral under the amended guidance. The Company estimates if the amended guidance were adopted as of September 30, 2011, retrospective adoption would reduce “Deferred policy acquisition costs” by approximately $500 million to $850 million, and reduce “Total equity” by approximately $330 million to $550 million. The estimated impact of adoption at September 30, 2011 is based upon the “Deferred policy acquisition cost” balance at that date: the actual impact at adoption will vary based upon the “Deferred policy acquisition cost” balance at January 1, 2012. Subsequent to the adoption of the guidance, the lower level of costs qualifying for deferral may be only partially offset by a lower level of amortization of “Deferred policy acquisition costs” and, as such, may initially result in lower earnings in future periods which will impact lower deferrals of wholesaler costs associated with annual sales. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations It has no effect on the total acquisition costs to be recognized over time and will have no impact on the Company’s cash flows.

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2011
					Other-than-
		Gross	Gross		temporary
	Amortized	Unrealized	Unrealized	Fair	impairments
	Cost	Gains	Losses	Value	in AOCI (4)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$106,506	$12,603	$2	$119,107	$—
Obligations of U.S. states and their political subdivisions	36,671	6,367	—	43,038	—
Foreign government bonds	47,955	6,597	4	54,548	—
Public utilities	626,758	64,824	2,385	689,197	—
All other corporate securities	3,569,017	315,041	9,128	3,874,930	(1,038)
Asset-backed securities (1)	378,364	21,727	22,573	377,518	(28,120)
Commercial mortgage-backed securities	548,306	37,042	114	585,234	—
Residential mortgage-backed securities (2)	313,584	26,655	241	339,998	(1,330)

Total fixed maturities, available for sale	$5,627,161	$490,856	$34,447	$6,083,570	$(30,488)

Equity securities, available for sale
Common Stocks:
Public utilities	90	4	18	76
Industrial, miscellaneous & other	7,442	534	2,400	5,576
Non-redeemable preferred stocks	2,437	28	—	2,465

Total equity securities, available for sale (3)	$9,969	$566	$2,418	$8,117

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	As of September 30, 2011, perpetual preferred stocks of $8.4 million were reclassified to Other Trading Account Assets. Prior periods were not restated.
(4)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $12 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$223,442	$4,563	$43	$227,962	$—
Obligations of U.S. states and their political subdivisions	25,126	66	1,063	24,129	—
Foreign government bonds	48,725	5,984	—	54,709	—
Public utilities	494,163	40,646	2,412	532,397	—
All other corporate securities	3,596,805	252,050	11,055	3,837,800	(694)
Asset-backed securities (1)	417,339	22,316	30,077	409,578	(37,817)
Commercial mortgage-backed securities	546,056	34,711	247	580,520	—
Residential mortgage-backed securities (2)	350,173	25,228	193	375,208	(1,437)

Total fixed maturities, available for sale	$5,701,829	$385,564	$45,090	$6,042,303	$(39,948)

Equity securities available for sale
Common Stocks:
Public utilities	90	13	—	103
Industrial, miscellaneous & other	7,324	2,545	308	9,561
Non-redeemable preferred stocks	2,439	—	1,391	1,048
Perpetual preferred stocks	8,111	794	210	8,695

Total equity securities, available for sale	$17,964	$3,352	$1,909	$19,407

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairments losses in “Accumulated other comprehensive income (loss),” or “AOCI” which were not included in earnings. Amount excludes $15 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2011, are as follows:

	Available for Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$436,317	$444,075
Due after one year through five years	1,746,948	1,877,709
Due after five years through ten years	1,529,416	1,692,459
Due after ten years	674,226	766,577
Asset-backed securities	378,364	377,518
Commercial mortgage-backed securities	548,306	585,234
Residential mortgage-backed securities	313,584	339,998

Total	$5,627,161	$6,083,570

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

The following table depicts the sources of fixed maturity proceeds, equity securities proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities, available for sale
Proceeds from sales	$8,544	$102,673	$93,003	$636,559
Proceeds from maturities/repayments	251,043	189,233	631,656	652,547
Gross investment gains from sales, prepayments and maturities	3,135	5,876	8,836	33,559
Gross investment losses from sales and maturities	—	(96)	(366)	(1,956)
Equity securities, available for sale
Proceeds from sales	$6,205	$—	$10,349	$13,977
Gross investment gains from sales	—	—	—	—
Gross investment losses from sales	—	—	—	—
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(2,093)	$(3,161)	$(6,092)	$(8,520)
Writedowns for other-than-temporary impairment losses on equity securities	(476)	(57)	(1,833)	(147)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
	(in thousands)
Balance, beginning of period	$29,546	$36,820
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,480)	(7,054)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	(4,055)
Credit loss impairment recognized in the current period on securities not previously impaired	—	85
Additional credit loss impairments recognized in the current period on securities previously impaired	1,487	3,981
Increases due to the passage of time on previously recorded credit losses	452	1,145
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(199)	(1,116)

Balance, end of period	$29,806	$29,806

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2010
	(in thousands)
Balance, beginning of period	$42,859	$42,944
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(749)	(5,767)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	(2,173)	(2,173)
Credit loss impairment recognized in the current period on securities not previously impaired	—	2
Additional credit loss impairments recognized in the current period on securities previously impaired	2,135	7,099
Increases due to the passage of time on previously recorded credit losses	317	1,926
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(596)	(2,238)

Balance, end of period	$41,793	$41,793

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table provides information relating to trading account assets as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities:
Asset-backed securities	$16,463	$17,469	$16,074	$17,525
Commercial mortgage-backed securities	4,971	5,089	4,950	5,180

Total fixed maturities	21,434	22,558	21,024	22,705
Equity securities (1)	8,111	8,394	0	0

Total trading account assets	$29,545	$30,952	$21,024	$22,705

(1)	As of September 30, 2011, perpetual preferred stocks of $8.4 million were reclassified from Equity Securities. Prior periods were not restated.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $0.0 million and ($0.1) million during the three months ended September 30, 2011 and 2010, respectively, and ($0.3) million and $0.1 million during the nine months ended September 30, 2011 and 2010, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows as of the dates indicated:

	September 30, 2011		December 31, 2010
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial buildings	$227,823	16.4%	$226,174	17.4%
Retail	469,835	33.8	438,072	33.8
Apartments/Multi-Family	228,857	16.5	203,749	15.7
Office buildings	218,983	15.8	208,699	16.1
Hospitality	62,909	4.5	57,409	4.4
Other	86,388	6.2	85,133	6.6

Total commercial mortgage loans by property type	1,294,795	93.2	1,219,236	94.0
Agricultural property loans	93,984	6.8	77,214	6.0

Total commercial mortgage and agricultural loans	1,388,779	100.0%	1,296,450	100.0%
Valuation allowance	(16,164)		(21,428)

Total net commercial and agricultural mortgage loans by property type	$1,372,615		$1,275,022

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in California (22%), New Jersey (11%) and Virginia (8%) at September 30, 2011.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for losses, beginning of year	$21,007	$421	$21,428
Addition to / (release of) allowance of losses	(5,328)	64	(5,264)

Total ending balance	$15,679	$485	$16,164

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for losses, beginning of year	$25,742	$—	$25,742
Addition to / (release of) allowance of losses	(4,735)	421	(4,314)

Total ending balance	$21,007	$421	$21,428

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2011
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$6,378	$—	$6,378
Ending balance: collectively evaluated for impairment	9,301	485	9,786

Total ending balance	$15,679	$485	$16,164
Recorded Investment: (1)
Ending balance gross of reserves: individually evaluated for impairment	$21,807	$—	$21,807
Ending balance gross of reserves: collectively evaluated for impairment	1,272,988	93,984	1,366,972

Total ending balance, gross of reserves	$1,294,795	$93,984	$1,388,779

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

	December 31, 2010
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment	$10,536	$—	$10,536
Ending balance: collectively evaluated for impairment	10,471	421	10,892

Total ending balance	$21,007	$421	$21,428
Recorded Investment: (1)
Ending balance gross of reserves: individually evaluated for impairment	$38,061	$—	$38,061
Ending balance gross of reserves: collectively evaluated for impairment	1,181,175	77,214	1,258,389

Total ending balance, gross of reserves	$1,219,236	$77,214	$1,296,450

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of the dates indicated are as follows:

Impaired Commercial Mortgage Loans

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of September 30, 2011
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance (3)	Interest Income Recognized (2)
	(in thousands)
With an allowance recorded:
Commercial mortgage loans:
Industrial	$—	$—	$—	$—	$—
Retail	—	—	—	9,360	—
Apartments/Multi-family	—	—	—	—	—
Office	—	—	—	—	—
Hospitality	15,386	15,386	5,969	15,611	127
Other	6,421	6,415	409	8,002	272

Total commercial mortgage loans	$21,807	$21,801	$6,378	$32,973	$399

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
(2)	The interest income recognized reflects the related year-to-date income, regardless of the impairment timing.
(3)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

	As of December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance
	(in thousands)
With an allowance recorded:
Commercial mortgage loans:
Industrial	$—	$—	$—
Retail	12,555	12,555	2,079
Apartments/Multi-family	—	—	—
Office	—	—	—
Hospitality	15,844	15,844	7,816
Other	9,662	9,662	641

Total commercial mortgage loans	$38,061	$38,061	$10,536

(1)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

At September 30, 2011 and December 31, 2010, the Company held no impaired agricultural loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of September 30, 2011 and December 31, 2010, the Company held no impaired commercial mortgage and other loans with no allowances for losses. The average recorded investment in impaired loans before allowance for losses was $38 million at December 31, 2010. Net investment income recognized on these loans totaled $1 million for the year ended December 31, 2010. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

The following tables set forth the credit quality indicators as of September 30, 2011, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage and agricultural loans

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Debt Service Coverage Ratio - September 30, 2011
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$214,342	$10,824	$90,368	$91,354	$28,206	$3,424	$438,518
50%-59.99%	123,865	48,680	16,229	13,521	5,116	2,240	209,651
60%-69.99%	64,141	73,248	57,864	113,824	51,644	25,928	386,649
70%-79.99%	17,747	19,975	13,348	95,178	36,990	66,368	249,606
80%-89.99%	—	—	—	48,829	14,394	17,702	80,925
90%-100%	—	—	—	8,044	—	—	8,044
Greater than 100%	—	3,816	—	—	—	11,570	15,386

Total Commercial Mortgage and Agricultural Loans (1)	$420,095	$156,543	$177,809	$370,750	$136,350	$127,232	$1,388,779

(1)	Agricultural loans had a recorded investment of $94.0 million at September 30, 2011, none of which had a loan-to-value ratio greater than 100% or debt service payments less than 1.0 times the property’s net operating income.

The following tables set forth the credit quality indicators as of December 31, 2010, based upon the recorded investment gross of allowance for credit losses.

Commercial mortgage and agricultural loans

	Debt Service Coverage Ratio - December 31, 2010
	Greater than 2.0X	1.8X to 2.0X	1.5X to <1.8X	1.2X to <1.5X	1.0X to <1.2X	Less than 1.0X	Grand Total
	(in thousands)
Loan-to-Value Ratio
0%-49.99%	$126,721	$67,255	$114,322	$44,807	$18,688	$4,211	$376,004
50%-59.99%	48,665	24,168	34,349	—	8,900	—	116,082
60%-69.99%	107,103	92,211	34,119	104,588	32,743	—	370,764
70%-79.99%	5,000	14,462	21,558	132,812	95,433	2,365	271,630
80%-89.99%	—	—	—	62,323	8,909	17,972	89,204
90%-100%	—	—	—	—	11,216	21,846	33,062
Greater than 100%	—	—	—	3,847	14,198	21,659	39,704

Total Commercial Mortgage and Agricultural Loans (1)	$287,489	$198,096	$204,348	$348,377	$190,087	$68,053	$1,296,450

(1)	Agricultural loans had a recorded investment of $77.2 million at December 31, 2010, none of which had a loan-to-value ratio greater than 100% or debt service payments less than 1.0 times the property’s net operating income.

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses.

	As of September 30, 2011
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Day - Accruing	Greater Than 90 Day - Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans
	(in thousands)
Commercial mortgage loans:
Industrial	$227,823	$—	$—	$—	$—	$—	$227,823
Retail	469,835	—	—	—	—	—	469,835
Apartments/Multi-Family	228,857	—	—	—	—	—	228,857
Office	218,983	—	—	—	—	—	218,983
Hospitality	59,094	—	—	—	3,815	3,815	62,909
Other	84,766	—	—	—	1,622	1,622	86,388

Total commercial mortgage loans	1,289,358	—	—	—	5,437	5,437	1,294,795

Agricultural property loans	93,984	—	—	—	—	—	93,984

Total	$1,383,342	$—	$—	$—	$5,437	$5,437	$1,388,779

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Day - Accruing	Greater Than 90 Day - Not Accruing	Total Past Due	Total Commercial Mortgage and other Loans
	(in thousands)
Commercial mortgage loans:
Industrial	$226,174	$—	$—	$—	$—	$—	$226,174
Retail	425,517	12,555	—	—	—	12,555	438,072
Apartments/Multi-Family	203,749	—	—	—	—	—	203,749
Office	208,699	—	—	—	—	—	208,699
Hospitality	57,409	—	—	—	—	—	57,409
Other	75,471	—	—	—	9,662	9,662	85,133

Total commercial mortgage loans	$1,197,019	$12,555	$—	$—	$9,662	$22,217	$1,219,236

Agricultural property loans	77,214	—	—	—	—	—	77,214

Total	$1,274,233	$12,555	$—	$—	$9,662	$22,217	$1,296,450

See Note 2 for further discussion regarding nonaccrual status loans. The following table sets forth commercial mortgage and other loans on nonaccrual status as of the dates indicated, based upon the recorded investment gross of allowance for credit losses:

	September 30, 2011	December 31, 2010
	(in thousands)
Commercial mortgage loans:
Industrial	$—	$—
Retail	9,747	12,555
Apartments/Multi-Family	—	—
Office	—	—
Hospitality	15,386	15,844
Other	8,044	9,662

Total commercial mortgage loans	$33,177	$38,061

For the three months ended September 30, 2011, there were no commercial mortgage and other loans sold or acquired.

The Company’s commercial mortgage and other loans involved in a trouble debt restructuring consisted of retail and other loans. The pre-modification outstanding recorded investment has been adjusted for any partial payoffs and is recorded as carrying value, gross of reserves of $22 million as of September 30, 2011. The post-modification outstanding recorded investment is recorded at carrying value, gross of reserves and had a balance of $16 million as of September 30, 2011. During the nine months of 2011, the Company did not receive any default payments during the current period, does not have a reserve established for the above mentioned commercial mortgage loans or has recognized any gain/loss on reserves. See Note 2 for additional information relating to the accounting for troubled debt restructurings. The Company had no payment defaults during the period on commercial mortgage and other loans that were modified as a troubled debt restructuring within the last 12 months.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2011 and 2010 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities, available for sale	$75,920	$77,771	$230,005	$234,794
Equity securities, available for sale	12	169	465	873
Trading account assets	405	297	949	867
Commercial mortgage and other loans	20,671	18,546	60,627	52,321
Policy loans	14,005	14,047	41,942	41,283
Short-term investments and cash equivalents	261	258	848	510
Other long-term investments	746	3,645	6,784	8,159

Gross investment income	112,021	114,733	341,620	338,807
Less: investment expenses	(4,566)	(4,242)	(13,687)	(12,139)

Net investment income	$107,455	$110,491	$327,933	$326,668

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2011 and 2010 were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Fixed maturities	$1,043	$2,619	$2,378	$23,082
Equity securities	96	152	2,020	(305)
Commercial mortgage and other loans	2,937	951	5,264	1,815
Joint ventures and limited partnerships	(265)	—	(265)	—
Derivatives	202,147	13,722	224,302	41,466
Other	13	—	20	43

Realized investment gains (losses), net	$205,971	$17,444	$233,719	$66,101

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$(24,704)	$16,255	$(7,129)	$5,452	$(10,126)
Net investment gains (losses) on investments arising during the period	(2,012)	—	—	704	(1,308)
Reclassification adjustment for OTTI losses included in net income	8,067	—	—	(2,823)	5,244
Reclassification adjustment for OTTI gains excluded from net income(1)	379	—	—	(133)	246
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(6,731)	—	2,356	(4,375)
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	—	—	5,644	(1,975)	3,669

Balance, September 30, 2011	$(18,270)	$9,524	$(1,485)	$3,581	$(6,650)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2010	$400,404	$(230,749)	$93,029	$(91,858)	$170,826
Net investment gains (losses) on investments arising during the period	94,751	—	—	(33,163)	61,588
Reclassification adjustment for (gains) losses included in net income	12,464	—	—	(4,362)	8,102
Reclassification adjustment for OTTI losses excluded from net income(2)	(379)	—	—	133	(246)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	22,516	—	(7,881)	14,635
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	(40,853)	14,298	(26,555)

Balance, September 30, 2011	$507,240	$(208,233)	$52,176	$(122,833)	$228,350

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2011	December 31, 2010
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(18,270)	$(24,704)
Fixed maturity securities, available for sale - all other	474,679	365,178
Equity securities, available for sale	(1,853)	1,443
Derivatives designated as cash flow hedges (1)	2,013	808
Other investments	32,401	32,975

Net unrealized gains (losses) on investments	$488,970	$375,700

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,698	$2	$—	$—	$4,698	$2
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	96	4	—	—	96	4
Corporate securities	225,659	8,150	23,554	3,363	249,213	11,513
Asset-backed securities	34,388	359	72,379	22,214	106,767	22,573
Commercial mortgage-backed securities	29,001	114	—	—	29,001	114
Residential mortgage-backed securities	5,149	125	4,191	116	9,340	241

Total	$298,991	$8,754	$100,124	$25,693	$399,115	$34,447

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,075	43	—	—	$9,075	$43
Obligations of U.S. states and their political subdivisions	20,662	1,063	—	—	20,662	1,063
Foreign government bonds	152	—	—	—	152	—
Corporate securities	330,322	9,606	51,283	3,860	381,605	13,466
Asset-backed securities	23,625	189	95,622	29,888	119,247	30,077
Commercial mortgage-backed securities	14,375	247	—	—	14,375	247
Residential mortgage-backed securities	3,406	57	5,934	137	9,340	194

Total	$401,617	$11,205	$152,839	$33,885	$554,456	$45,090

The gross unrealized losses at September 30, 2011 and December 31, 2010 are composed of $9 million and $23 million, respectively, related to high or highest quality securities based on NAIC or equivalent rating and $25 million and $22 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2011, $22 million of the gross unrealized losses represented declines in value of greater than 20%, $7 million of which had been in that position for less than six months, as compared to $27 million at December 31, 2010

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

that represented declines in value of greater than 20%, none of which had been in that position for less than six months. At September 30, 2011 and December 31, 2010, the $26 million and $34 million respectively, of gross unrealized losses of twelve months or more were concentrated in asset backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2011 or December 31, 2010. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2011, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	September 30, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity securities, available for sale	$2,065	$2,162	$521	$256	$2,586	$2,418

	December 31, 2010
	Less than twelve months		Twelve months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Equity securities, available for sale	$6,606	$1,750	$1,536	$159	$8,142	$1,909

At September 30, 2011, $2.4 million of the gross unrealized losses represented declines of greater than 20%, $2.2 million of which have been in that position for less than six months. At December 31, 2010, $2 million of the gross unrealized losses represented declines of greater than 20%, all of which had been in that position for less than six months. Included in the December 31, 2010 table above are perpetual preferred securities. Perpetual preferred securities have characteristics of both debt and equity securities. Since an impairment model similar to fixed maturity securities is applied to these securities, an other-than-temporary impairment has not been recognized on certain perpetual preferred securities that have been in a continuous unrealized loss position for twelve months or more as of September 30, 2011 and December 31, 2010. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2011 or December 31, 2010.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of September 30, 2011 and December 31, 2010, these over-rides on a net basis were not material.

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$114,409	$4,698	$119,107
Obligations of U.S. states and their political subdivisions	—	43,038	—	43,038
Foreign government bonds	—	54,548	—	54,548
Corporate securities	—	4,531,142	32,985	4,564,127
Asset-backed securities	—	325,085	52,433	377,518
Commercial mortgage-backed securities	—	585,234	—	585,234
Residential mortgage-backed securities	—	339,998	—	339,998

Sub-total	—	5,993,454	90,116	6,083,570
Trading account assets:
Asset-backed securities	—	17,469	—	17,469
Commercial mortgage-backed securities	—	5,089	—	5,089
Equity securities	—	—	8,394	8,394

Sub-total	—	22,558	8,394	30,952
Equity securities, available for sale	5,099	—	3,018	8,117
Short-term investments	119,276	276,828	—	396,104
Cash equivalents	4,966	112,681	—	117,647
Other long-term investments	—	103,867	659	104,526
Other assets	—	72,931	1,009,943	1,082,874

Sub-total excluding separate account assets	129,341	6,582,319	1,112,130	7,823,790
Separate account assets (1)	1,437,977	50,470,679	220,491	52,129,147

Total assets	$1,567,318	$57,052,998	$1,332,621	$59,952,937

Future policy benefits	$—	$—	$964,308	$964,308

Total liabilities	$—	$—	$964,308	$964,308

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$227,962	$—	$227,962
Obligations of U.S. states and their political subdivisions	—	24,129	—	24,129
Foreign government bonds	—	54,709	—	54,709
Corporate securities	—	4,321,147	49,050	4,370,197
Asset-backed securities	—	349,808	59,770	409,578
Commercial mortgage-backed securities	—	580,520	—	580,520
Residential mortgage-backed securities	—	375,208	—	375,208

Sub-total	—	5,933,483	108,820	6,042,303
Trading account assets:
Asset-backed securities	—	17,525	—	17,525
Commercial mortgage-baked securities	—	5,180	—	5,180

Sub-total	—	22,705	—	22,705
Equity securities, available for sale	8,920	8,695	1,792	19,407
Short-term investments	50,989	195,915	—	246,904
Cash equivalents	42,040	237,871	—	279,911
Other long term investments	—	15,195	—	15,195
Other assets	—	48,071	(222,491)	(174,420)

Sub-total excluding separate account assets	101,949	6,461,935	(111,879)	6,452,005
Separate account assets (1)	1,654,810	41,415,830	198,451	43,269,091

Total assets	$1,756,759	$47,877,765	$86,572	$49,721,096

Future policy benefits	$—	$—	$(452,822)	$(452,822)

Total liabilities	$—	$—	$(452,822)	$(452,822)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of September 30, 2011 and December 31, 2010, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The majority of the Company’s derivative positions are traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models generally accepted in the financial services industry that use actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The fair values of most OTC derivatives, including interest rate and cross currency swaps, currency forward contracts, commodity swaps, commodity forward contracts, single name credit default swaps, loan commitments held for sale and to-be-announced (“TBA”) forward contracts on highly rated mortgage-backed securities issued by U.S. government sponsored entities are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key assumptions include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk and volatility and are classified as Level 2.

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

Derivatives classified as Level 3 may include first-to-default credit basket swaps, look back equity options, and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs such as: individual credit default spreads, interest rates, recovery rates and unobservable model-specific input values such as correlation between different credits within the same basket. Look-back equity options and other structured options and derivatives are valued using simulation models such as the Monte Carlo technique. The input values for look-back equity options are derived from observable market indices such as interest rates, dividend yields, equity indices as well as unobservable model-specific input values such as certain volatility parameters. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company is also required to incorporate the market-perceived risk of its own non-performance in the valuation of the embedded derivatives associated with its optional living benefit features and no-lapse feature on certain universal life products. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability appropriately takes into consideration the Company’s own risk of non-performance. To reflect the market’s perception of its non-performance risk, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company. The additional spread over LIBOR incorporated into the discount rate as of September 30, 2011 generally ranged from 125 to 250 basis points for the portion of the interest rate curve most relevant to these liabilities.

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

Significant declines in interest rates and the impact of equity market declines on account values in 2011 drove increases in the embedded derivative liabilities associated with the optional living benefit features of the Company’s variable annuity products as of September 30, 2011. These factors, as well as widening of the spreads used in valuing non-performance risk (“NPR”), also drove offsetting increases in the adjustment to incorporate NPR in the valuation of the embedded derivative. As of September 30, 2011, the fair value of the embedded derivatives associated with the optional living benefit features before the adjustment for NPR, was a net liability of $4,085 million. This net liability was comprised of $4,198 million of embedded derivative liabilities net of $113 million of assets. At September 30, 2011, the adjustment for the NPR resulted in a $3,121 million cumulative decrease to the embedded derivative liability. As described in Note 8 the Company uses affiliated reinsurance as part of its risk management strategy for certain of the optional living benefit features. As a result, the increase in these embedded derivative liabilities are largely offset by corresponding increases in the reinsurance recoverable associated with the affiliated reinsurance.

Transfers between Levels 1 and 2 - During the three and nine months ended September 30, 2011 and 2010, there were no material transfers between Level 1 and Level 2.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2011, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011.

	Three Months Ended September 30, 2011
	Fixed Maturities Available For Sale - U.S. Treasury Securities	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$4,700	$48,015	$56,389	$5,019	$11,176
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(629)	(3)	—	(476)
Asset administration fees and other income	—	—	—	—	—

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Included in other comprehensive income (loss)	(2)	(762)	(725)	-	372
Net investment income	—	34	108	—	—
Purchases	—	76	—	—	1,001
Sales	—	(11)	—	—	—
Issuances	—	104	—	—	—
Settlements	—	(887)	(3,336)	—	(98)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	0	—	—	—
Transfers out of Level 3 (2)	—	(12,955)	—	(5,019)	—
Other	—	—	—	—	(8,957)

Fair value, end of period	4,698	32,985	52,433	—	3,018

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	—	(623)	(3)	—	(476)
Asset administration fees and other income	—	—	—	—	—
Interest credited to policyholder account balances	—	—	—	—	—
Included in other comprehensive income (loss)	(2)	(762)	(702)	—	372

	Three Months Ended September 30, 2011
	Other Trading Account Assets - Equity Securities	Other Long-Term Investments	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$—	$200	$(370,436)	$219,789	$(592,022)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	69	1,327,080	39	1,484,243
Asset administration fees and other income	(563)	(136)	—	—	—
Interest credited to policyholder account balances	—	—	—	(5,669)	—
Included in other comprehensive income (loss)	—	—	(2,606)	—	—
Net investment income	—	—	162,426	—	—
Purchases	—	526	(106,519)	66,744	72,086
Sales	—	—	—	(60,412)	—
Issuances	—	—	—	—	—
Settlements	—	—	—	—	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—
Other	8,957	—	—	—	—

Fair value, end of period	8,394	659	1,009,945	220,491	964,307

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	—	69	1,323,537	—	(1,482,018)
Asset administration fees and other income	(563)	(65)	—	—	—
Interest credited to policyholder account balances	—	—	—	(5,670)	—
Included in other comprehensive income (loss)	—	—	(2,606)	—	—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Corporate Securities totaled $12.9 million for the three months ended September 30, 2011 resulting from the Company’s ongoing monitoring of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. In the third quarter of 2011, the pricing and valuation methodology related to an affiliated bond was re-evaluated and subsequently updated to utilize observable inputs. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Fixed Maturities Available For Sale - U.S. Treasury Securities	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$—	$49,050	$59,770	$—	$1,792
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(2,330)	803	—	(2,918)
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(2)	(1,006)	(316)	—	2,809
Net investment income	—	182	706	—	—
Purchases	4,700	7,491	11,089	5,019	1,696
Sales	—	(672)	(8,160)	—	—
Issuances	—	781	—	—	—
Settlements	—	(13,756)	(7,494)	—	(99)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	10,444	—	—	8,695
Transfers out of Level 3 (2)	—	(17,199)	(3,965)	(5,019)	—
Other	—	—	—	—	(8,957)

Fair value, end of period	4,698	32,985	52,433	—	3,018

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	—	(4,319)	(10)	—	(2,918)
Asset administration fees and other income	—	—	—	—	—
Interest credited to policyholder account balances	—	—	—	—	—
Included in other comprehensive income (loss)	(2)	(549)	(103)	—	2,823

	Nine Months Ended September 30, 2011
	Other Trading Account Assets - Equity Securities	Other Long-Term Investments	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$—	$—	$(222,491)	$198,451	$(452,822)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	269	1,096,659	387	1,224,031
Asset administration fees and other income	(563)	(136)	—	—	—
Interest credited to policyholder account balances	—	—	—	4,321	—
Included in other comprehensive income (loss)	—	—	(2,429)	—	—
Net investment income	—	—	162,426	—	—
Purchases	—	526	432	77,744	193,099
Sales	—	—	—	(60,412)	—
Issuances	—	—	—	—	—
Settlements	—	—	(3)	—	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(24,651)	—	—
Other	8,957	—	—	—	—

Fair value, end of period	8,394	659	1,009,943	220,491	964,308

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	—	244	1,093,402	—	(1,220,003)
Asset administration fees and other income	(563)	(136)	—	—	—
Interest credited to policyholder account balances		—	—	4,321	—
Included in other comprehensive income (loss)	—	—	(2,429)	—	—

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Other Assets totaled $24.7 million for the nine months ended September 30, 2011 resulting from the Company’s ongoing monitoring of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. In the third quarter of 2011, the pricing and valuation methodology related to an affiliated bond was re-evaluated and subsequently updated to utilize observable inputs. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and nine months ended September 30, 2010, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2010 attributable to unrealized gains or losses related to those assets and liabilities held at September 30, 2010.

	Three Months Ended September 30, 2010
	Fixed Maturities Available For Sale - Foreign Government Bonds	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,070	$36,197	$58,245	$—	$2,615
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(746)	—	—	—
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	—	689	3,019	—	(545)
Net investment income	—	71	213	—	—
Purchases, sales, issuances, and settlements	—	692	(1,553)	—	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(1,070)	(1,498)	(1,141)	—	—

Fair value, end of period	$—	$35,405	$58,783	$—	$2,070

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(808)	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$—	$688	$3,020	$—	$(545)

	Three Months Ended September 30, 2010
	Other Assets	Separate Account Assets (1)	Other Long- Term Investments	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$357,453	$164,924	$(501)	$(202,964)
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(52,558)	(90)	449	64,607
Asset administration fees and other income	—	—	—	—
Interest credited to policyholder account balances	—	2,372	—	—
Included in other comprehensive income (loss)	5,543	—	—	—
Net investment income	—	—	—	—
Purchases, sales, issuances, and settlements	23,717	1,249	—	(27,165)
Foreign currency translation	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—

Fair value, end of period	$334,155	$168,455	$(52)	$(165,522)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(54,361)	$—	$461	$63,567
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$2,372	$—	$—
Included in other comprehensive income (loss)	$5,543	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Fixed Maturities Available for Sale – Asset-Backed Securities totaled $1.1 million for the three months ended September 30, 2010 resulting from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages became increasingly active, as evidenced by orderly transactions. The pricing received from independent pricing services could be validated by the Company, as discussed in detail above. Other transfers out of Level 3 were typically due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Nine Months Ended September 30, 2010
	Fixed Maturities Available For Sale - Foreign Government Bonds	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,082	$32,462	$135,466	$—	$3,833
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(657)	(1,322)	—	(90)
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(11)	1,138	(1,404)	82	(1,673)
Net investment income	(1)	193	468	(7)	—
Purchases, sales, issuances, and settlements	—	(5,940)	1,736	5,160	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	9,846	4,525	—	—
Transfers out of Level 3 (2)	(1,070)	(1,637)	(80,686)	(5,235)	—

Fair value, end of period	$—	$35,405	$58,783	$—	$2,070

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(878)	$(751)	$—	$(90)
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(11)	$1,607	$(1,456)	$126	$(1,673)

	Nine Months Ended September 30, 2010
	Trading Account Assets - Asset Backed Securities	Other Assets	Separate Account Assets (1)	Other Long-Term Investments	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$1,182	$159,618	$152,675	$(960)	$17,539
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	113,385	(790)	908	(118,850)
Asset administration fees and other income	18	—	—	—	—
Interest credited to policyholder account balances	—	—	2,692	—	—
Included in other comprehensive income (loss)	—	6,539	—	—	—

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	(1,200)	54,613	13,878	—	(64,211)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—

Fair value, end of period	$—	$334,155	$168,455	$(52)	$(165,522)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$114,476	$—	$921	$(127,356)
Asset administration fees and other income	$18	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$2,692	$—	$—
Included in other comprehensive income (loss)	$—	$6,539	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

Derivative Fair Value Information – The following tables present the balance of derivative assets and liabilities measured at fair value on a recurring basis, as of the date indicated. These tables exclude embedded derivatives which are recorded with the associated host contract. The derivative assets and liabilities shown below are included in “Other long-term investments” or “Other liabilities” in the tables presented previously in this note, under the headings “Assets and Liabilities by Hierarchy Level” and “Changes in Level 3 Assets and Liabilities.” The amounts in the Hierarchy Level columns below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral held with the same counterparty. This netting impact is reflected in the netting column below, as well as in the Consolidated Statement of Financial Position.

	As of September 30, 2011
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Derivative assets:
Interest Rate	$—	$94,718	$—	$—	$94,718
Currency	—	374	—	—	374
Credit	—	109	269	—	378
Currency/Interest Rate	—	5,162	—	—	5,162
Equity	—	9,222	—	—	9,222
Netting (1)	—	—	—	(5,716)	(5,716)

Total derivative assets:	$—	$109,585	$269	$(5,716)	$104,138

Derivative liabilities:
Interest Rate	$—	$2,798	$—	$—	$2,798
Currency	—	—	—	—	—
Credit	—	840	—	—	840
Currency/Interest Rate	—	1,902	—	—	1,902
Equity	—	176	—	—	176
Netting (1)	—	—	—	(5,716)	(5,716)

Total derivative liabilities:	$—	$5,716	$—	$(5,716)	$—

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2010
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Derivative assets:
Interest Rate	$—	$19,171	$—	$—	$19,171
Currency	—	—	—	—	—
Credit	—	1,206	—	—	1,206
Currency/Interest Rate	—	3,627	—	—	3,627
Equity	—	2,749	—	—	2,749
Netting (1)	—	—	—	(11,557)	(11,557)

Total derivative assets:	$—	$26,753	$—	$(11,557)	$15,195

Derivative liabilities:
Interest Rate	$—	$4,738	$—	$—	$4,738
Currency	—	43	—	—	43
Credit	—	1,653	—	—	1,653
Currency/Interest Rate	—	3,998	—	—	3,998
Equity	—	1,125	—	—	1,125
Netting (1)	—	—	—	(11,557)	(11,557)

Total derivative liabilities:	$—	$11,557	$—	$(11,557)	$—

(1)	“Netting” amounts represent cash collateral and the impact of offsetting asset and liability positions held with the same counterparty.

Changes in Level 3 derivative assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 derivative assets and liabilities for the three and nine months ended September 30, 2011, as well as the portion of gains or losses included in income for the three and nine months ended September 30, 2011, attributable to unrealized gains or losses related to those assets and liabilities still held at September 30, 2011.

Nine Months Ended September 30, 2011
Other Long-Term Investment Derivative Asset
(in thousands)
Fair Value, beginning of period	$—
Total gains or (losses) (realized/unrealized)
Included in earnings:
Realized investment gains (losses), net	269
Asset administration fees and other income	—
Purchases, sales, issuances and settlements	—
Transfers into Level 3	—
Transfers out of Level 3	—

Fair Value, end of period	$269

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	244
Asset administration fees and other income	—

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Three Months Ended September 30, 2011
Other Long-Term Investment Derivative Asset
(in thousands)
Fair Value, beginning of period	$200
Total gains or (losses) (realized/unrealized)
Included in earnings:
Realized investment gains (losses), net	69
Asset administration fees and other income	—
Purchases, sales, issuances and settlements	—
Foreign currency translation	—
Other (1)	—
Transfers into Level 3	—
Transfers out of Level 3	—

Fair Value, end of period	$269

Unrealized gains (losses) for the period relating to those level 3 assets that were still held at the end of the period:
Included in earnings:
Realized investment gains (losses), net	$69
Asset administration fees and other income	—

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

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differs:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(in thousands)
Assets:
Commercial mortgage and other loans	$1,372,615	$1,493,262	$1,275,022	$1,352,761
Policy loans	1,047,090	1,380,263	1,061,607	1,258,411
Liabilities:
Policyholder account balances - Investment contracts	653,114	649,189	588,200	584,112
Short-term and long-term debt to affiliates	1,145,000	1,155,347	895,000	898,115

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Short-term and long-term debt to affiliates

The fair value of short-term and long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own non-performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

Embedded Derivatives

The Company sells variable annuity contracts that include certain optional living benefit features that are treated as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains (losses), net.”

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $964 million as of September 30, 2011 and an asset of $453 million as of December 31, 2010. The fair value of the embedded derivatives related to the reinsurance of certain of

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $886 million as of September 30, 2011 and a contra-asset of $373 million as of December 31, 2010.

Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. Interest sensitivity can result in mark-to-market changes in the value of the underlying contractual guarantees, as well as actual activity related to premium and benefits. In third quarter 2011, the Company amended this reinsurance agreement resulting in a recapture of a portion of the no-lapse guarantee provision effective July 1, 2011. The recaptured premium of $313 million associated with this amendment was recorded in “Reinsurance recoverables”.

As discussed in Note 2, the settlement of the recaptured premium occurred subsequent to the balance sheet date. As a result, the recaptured premium was treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. This adjustment was equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from an asset portfolio within UPARC. This settlement feature is accounted for as an embedded derivative. The fair value of this embedded derivative included in “Reinsurance recoverables” was $39 million as of September 30, 2011. Concurrent with the recapture discussed above, the Company entered into a new coinsurance agreement with an affiliate, PAR U. The settlement of the initial coinsurance premium also occurred subsequent to the balance sheet date and contains a settlement provision similar to the recapture premium, discussed above. The adjustment to the initial coinsurance premium was equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from both an asset portfolio within the Company, as well as an asset portfolio in UPARC. The settlement feature of this agreement is accounted for as an embedded derivative. The fair value of this embedded derivative included in “Other liabilities” was $62 million as of September 30, 2011. Realized investment gains including these transactions were $282 million for the first nine months of 2011 compared to $14 million realized losses for the first nine months of 2010.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	September 30, 2011			December 31, 2010
-Primary Underlying/ -Instrument Type	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Qualifying Hedges
Currency/Interest Rate	$46,749	$2,914	$(827)	$46,749	$2,193	$(1,152)

Total Qualifying Hedges	$46,749	$2,914	$(827)	$46,749	$2,193	$(1,152)

Non-Qualifying Hedges
Interest Rate	$841,900	$94,718	$(2,798)	$481,500	$19,170	$(4,738)
Currency	8,848	374	—	2,109	—	(43)
Credit	73,000	378	(840)	16,900	1,206	(1,653)
Currency/Interest Rate	44,736	2,248	(1,076)	51,943	1,434	(2,846)
Equity	157,483	9,221	(176)	93,955	2,749	(1,125)

Total Non-Qualifying Hedges	1,125,967	106,939	(4,890)	646,407	24,559	(10,405)

Total Derivatives	$1,172,716	$109,853	$(5,717)	$693,156	$26,752	$(11,557)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $964 million as of September 30, 2011 and an asset of $453 million as of December 31, 2010 included in “Future policy benefits” and “Fixed maturities available for sale.”

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

The following table provides the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate
Net investment income	$44	$137	$184	$359
Other income	39	(44)	(57)	119
Accumulated Other Comprehensive Income (1)	3,663	(7,461)	1,055	3,688

Total cash flow hedges	3,746	(7,368)	1,182	4,166

Non-qualifying hedges
Realized investment gains (losses)
Interest Rate	$70,919	$16,669	$81,333	$48,998
Currency	661	(232)	259	130
Currency/Interest Rate	3,901	(4,010)	1,408	2,882
Credit	912	(996)	747	(669)
Equity	16,497	(7,933)	13,244	6,652
Embedded Derivatives	109,257	10,224	127,311	(16,526)

Total non-qualifying hedges	202,147	13,722	224,302	41,467

Total Derivative Impact	$205,893	$6,354	$225,484	$45,633

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the period ending September 30, 2011, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2010	$808
Net deferred gains on cash flow hedges from January 1 to September 30, 2011	1,031
Amount reclassified into current period earnings	174

Balance, September 30, 2011	$2,013

As of September 30, 2011 the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 6 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

Credit Derivatives Written

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available for sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated Other Comprehensive Income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $87 million at September 30, 2011 and $91 million at December 31, 2010. The fair value of the embedded derivatives included in Fixed maturities, available for sale was a liability of $33 million at September 30, 2011 and $30 million at December 31, 2010.

The following tables set forth exposure from credit derivatives where the company has written credit protection excluding embedded derivatives contained in externally-managed investments in the European market, by NAIC rating of the underlying credits as of the dates indicated.

	September 30, 2011
	Single Name
NAIC Designation	Notional	Fair Value
	(in thousands)
1	$58,000	$269
2	—	—

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3	—	—
4	—	—
5	—	—
6	—	—

Total	$58,000	$269

December 31, 2010
Single Name
NAIC Designation	Notional	Fair Value
(in thousands)
1	$—	$—
2	—	—

3	—	—
4	—	—
5	—	—
6	—	—

Total	$—	$—

The following table sets forth the composition of credit derivatives where the Company has written credit protection excluding embedded derivatives contained in externally-managed investments in European markets, by industry category as of the dates indicated.

	September 30, 2011		December 31, 2010
Industry	Notional	Fair Value	Notional	Fair Value
	(in thousands)
Corporate Securities:
Finance	58,000	269	—	—

Total Credit Derivatives	$58,000	$269	$—	$—

The Company writes credit derivatives under which the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, is $58 million and $0 million notional of credit default swap (“CDS”) selling protection at September 30, 2011 and December 31, 2010, respectively. These credit derivatives generally have maturities of five to ten years.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2011 and December 31, 2010, the Company had $15 million and $17 million of outstanding notional amounts, respectively, reported at fair value as a liability of $1 million and a liability of less than a million, respectively.

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

Commitments

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has made commitments to fund $31 million of commercial loans as of September 30, 2011. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $52 million as of September 30, 2011.

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

The Company is subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and is subject to audit and examination for compliance with these requirements. The Company is currently being examined by a third party auditor on behalf of 33 U.S. jurisdictions for compliance with the unclaimed property laws of these jurisdictions. Significant attention has been focused on life insurance companies’ processes and procedures used to identify unreported death claims and whether life insurance companies use the Social Security Master Death File (“SSMDF”) to identify deceased policy and contract holders. The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Insurance (“NYDOI”) has requested that 172 life insurers (including the Company) provide data to the NYDOI regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Company is the subject of a multi-state market conduct exam in connection with use of the SSMDF and insurance claims settlement practices and has received additional inquiries from insurance regulators in states not participating in the third party audit described above. Additionally, regulators and state legislators are considering proposals that would require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. If implemented, the proposals under consideration and any escheatable property identified as a result of the audits could result in: (1) additional payments of previously unreported death claims; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds, which would impact claim payments and reserves, among other consequences. There does not appear to be a consensus among state insurance regulators and state unclaimed property administrators regarding a life insurer’s obligations in connection with identifying unreported deaths of its policy and contract holders.

The audit described above seeks to use the SSMDF to identify deceased insureds and contract holders where a valid claim has not been made. The Company has historically used the SSMDF to identify deceased insureds and contract holders and then confirmed the information on the SSMDF through other sources or obtained a death certificate. During the third quarter of 2011, the Company increased reserves by $9 million for certain policies and contracts active at any time since January 1, 1992, with respect to which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

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

In July 2010, a purported nationwide class action that makes allegations similar to those in the Garcia and Phillips actions relating to retained asset accounts of beneficiaries of a group life insurance contract owned by the United States Department of Veterans Affairs (“VA Contract”) that covers

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the lives of members and veterans of the U.S. armed forces, Lucey et al. v. Prudential Insurance Company of America, was filed in the United States District Court for the District of Massachusetts. The complaint challenges the use of retained asset accounts to settle death benefit claims, asserting violations of federal and state law, breach of contract and fraud and seeking compensatory and treble damages and equitable relief. In October 2010, Prudential filed a motion to dismiss the complaint. In November 2010, a second purported nationwide class action brought on behalf of the same beneficiaries of the VA Contract, Phillips v. Prudential Insurance Company of America and Prudential Financial, Inc., was filed in the United States District Court for the District of New Jersey, and makes substantially the same claims. In November and December 2010, two additional actions brought on behalf of the same putative class, alleging substantially the same claims and the same relief, Garrett v. The Prudential Insurance Company of America and Prudential Financial, Inc. and Witt v. The Prudential Insurance Company of America were filed in the United States District Court for the District of New Jersey. In February 2011, Phillips, Garrett and Witt were transferred to the United States District Court for the Western District of Massachusetts by the Judicial Panel for Multi-District Litigation and consolidated with the Lucey matter as In re Prudential Insurance Company of America SGLI/VGLI Contract Litigation. In March 2011, the motion to dismiss was denied.

In September 2010, Huffman v. The Prudential Insurance Company, a purported nationwide class action brought on behalf of beneficiaries of group life insurance contracts owned by ERISA-governed employee welfare benefit plans was filed in the United States District Court for the Eastern District of Pennsylvania, alleging that using retained asset accounts in employee welfare benefit plans to settle death benefit claims violates ERISA and seeking injunctive relief and disgorgement of profits. Prudential moved to dismiss the complaint. In April 2011, Prudential withdrew its motion to dismiss the complaint. In May 2011, Prudential filed a motion for judgment on the pleadings. In July 2011, the court denied the motion.

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property. During the third quarter of 2011, the Company increased reserves by $9 million for certain policies and contracts active at any time since January 1, 1992, in respect of which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

7.	REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company, or “PARCC”, UPARC, Prudential Arizona Reinsurance Universal Company, or “PAR U”, Pruco Reinsurance Ltd., or “Pruco Re”, Prudential Arizona Reinsurance III Company, or “PAR III”, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The likelihood of a material reinsurance liability resulting from such an inability of the reinsurers to meet their obligation is considered to be remote.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income in the third quarter of 2011 and 2010 are as follows:

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Gross premium and policy charges and fee income	$604,228	$471,362	$1,882,290	$1,499,021
Reinsurance ceded	(343,792)	(319,527)	(1,012,000)	(946,056)

Net premiums and policy charges and fee income	$260,436	$151,835	$870,290	$552,965

Policyholders’ benefits ceded	$194,827	$181,427	$563,783	$498,239
Realized capital gains/(losses) net, associated with derivatives (1)	$1,600,752	$(59,795)	$1,354,597	$96,144

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains/(losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company also entered into an agreement with UPARC (See Note 8 to the Unaudited Interim Consolidated Financial Statements) to reinsure a portion of the no-lapse guarantee provision on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 5 to the Unaudited Interim Consolidated Financial Statements for additional information related to the accounting for embedded derivatives.

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Domestic life insurance-affiliated	$3,911,580	$2,153,734
Domestic individual annuities-affiliated	886,377	(372,823)
Domestic life insurance-unaffiliated	1,095	239
Taiwan life insurance-affiliated	957,977	946,011

	$5,757,029	$2,727,161

Substantially all reinsurance contracts are with affiliates as of September 30, 2011 and December 31, 2010. These contracts are described further in Note 8 of the Unaudited Interim Consolidated Financial Statements.

The gross and net amounts of life insurance face amount in force as of September 30, 2011 and 2010 were as follows:

	September 30, 2011	September 30, 2010
	(in thousands)
Gross life insurance face amount in force	$561,997,354	$539,990,307
Reinsurance ceded	(510,779,360)	(486,590,008)

Net life insurance face amount in force	$51,217,994	$53,400,299

8.	RELATED PARTY TRANSACTIONS

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million in the third quarter of 2011 and 2010, and in the first nine months of 2011 and 2010. The expense charged to the Company for the deferred compensation program was $1 million in the third quarter of 2011, $1 million in the third quarter of 2010; and $5 million and $3 million in the first nine months of 2011 and 2010, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million and $4 million in the third quarter of 2011 and 2010, respectively; and $13 million and $9 million in the first nine months of 2011 and 2010, respectively.

Prudential Insurance sponsors voluntary savings plans for its employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million in the third quarter of 2011 and 2010; and $6 million and $4 million in the first nine months of 2011 and 2010, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Affiliated Asset Administration Fee Income

Effective April 1, 2009, the Company amended an existing agreement to add AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, as a party whereas the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $40.5 million and $12.0 million in the third quarter of 2011 and 2010, respectively; and $109.4 million and $29.3 million in the first nine months of 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2.5 million and $2.6 million in the third quarter of 2011 and 2010, respectively; and $8.1 million and $7.6 million in the first nine months of 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2.041 billion at September 30, 2011 and $2.061 billion at December 31, 2010, respectively. Fees related to these COLI policies were $8 million and $19 million in the third quarter of 2011 and 2010, respectively; and $24 million and $33 million in the first nine months of 2011 and 2010, respectively. The Company retains the majority of the mortality risk associated with these COLI policies.

Reinsurance with Affiliates

UPARC

Through June 30, 2011 the Company, excluding its subsidiaries, reinsured its universal protector policies having no-lapse guarantees with an affiliated company, UPARC. UPARC reinsured an amount equal to 90% of the net amount at risk related to the first $1 million in face amount plus 100% of the net amount at risk related to the face amount in excess of $1 million as well as 100% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

Effective July 1, 2011, the agreement between the Company and UPARC to reinsure its universal protector policies having no-lapse guarantees was amended for policies with effective dates prior to January 1, 2011. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies. Policies with effective dates January 1, 2011 or later are reinsured with UPARC under the terms described in the previous paragraph. The settlement of the recaptured premium occurred subsequent to the balance sheet date. As a result, the recaptured premium was treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. This adjustment was equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from an asset portfolio within UPARC.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions.

The portion of this reinsurance contract related to mortality is accounted for as reinsurance. September 30, 2011 amounts include the impact of the recapture. Reinsurance recoverables related to this reinsurance agreement were $18 million and $50 million as of September 30, 2011 and December 31, 2010, respectively. Fees ceded to UPARC in the third quarter of 2011 and 2010 were $(27) million and $17 million, respectively; and $14 million and $48 million in the nine months ended 2011 and 2010, respectively. 2011 fees ceded include the recapture of $33 million unearned and supplemental premiums on yearly renewable term mortality risk previously ceded to UPARC. Benefits ceded to UPARC in the third quarter of 2011 and 2010 were $3 million and $7 million, respectively; and $32 million and $37 million in the nine months ended 2011 and 2010, respectively. The portion of this reinsurance contract related to the no lapse guarantee provision is accounted for as an embedded derivative. Realized gains (losses) on the no lapse guarantee embedded derivative were $343 million and $(14) million in the nine months ended September 30, 2011 and September 30, 2010, respectively. The above amendment resulted in a recapture gain of $351 million and is included in realized gains in the nine months ended September 30, 2011. The underlying asset resulting from this recapture is reflected in “Reinsurance recoverable” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

PAR U

Effective July 1, 2011, the Company, excluding PLNJ, entered into to an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure 70% of all risks associated with its universal protector policies having no lapse guarantees as well as its universal plus policies, with effective dates prior to January 1, 2011. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Under this agreement, an initial reinsurance premium of $2,447 million less a ceding allowance of $1,439 million, was paid to PAR U subsequent to the balance sheet date and treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. This adjustment was equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from both an asset portfolio within the Company, as well as an asset portfolio within UPARC. This resulted in an embedded derivative carried at market value as of the balance sheet date. The realized loss associated with this embedded derivative is $62 million. The initial net coinsurance premium related to this agreement together with the embedded derivative have been accrued and are included within “Other liabilities” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

Amounts included in the Company’s Interim Consolidated Statements of Financial Position at September 30, 2011 were as follows:

September 30, 2011
($ in thousands)
Reinsurance recoverables	$1,474,034
Policy loans	$(33,256)
Deferred policy acquisition costs	$(329,655)
Other liabilities (reinsurance payables)	$1,223,913

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income in the third quarter of 2011 are as follows:

	September 30, 2011
	Three Months Ended	Nine Months Ended
Gross premium and policy charges and fee income	$57,380	$57,380
Interest credited to policy holder accounts ceded	$11,746	$11,746
Policyholders’ benefits ceded	$32,801	$32,801
Reinsurance expense allowances, net of capitalization and amortization	$8,170	$8,170
Realized capital losses, associated with derivatives	$(61,560)	$(61,560)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, exclusive of My Term, ROP Term Life issued through its life insurance subsidiary, and those reinsured by PAR III (see below) through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $2,018 million and $1,826 million as of September 30, 2011 and December 31, 2010, respectively. Premiums ceded to PARCC in the third quarter of 2011 and 2010 were $184 million and $194 million, respectively; and $549 million and $592 million in the first nine months of 2011 and 2010, respectively. Benefits ceded to PARCC in the third quarter of 2011 and 2010 were $80 million and $97 million, respectively; and $284 million and $249 million in the first nine months of 2011 and 2010, respectively. Reinsurance expense allowances, net of capitalization and amortization in the third quarter of 2011 and 2010 were $37 million and $41 million, respectively; and $106 million and $127 million in the first nine months of 2011 and 2010, respectively.

PAR TERM

The Company reinsures 95% of the risk under its term life insurance policies with effective dates on or after January 1, 2010, exclusive of My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $202 million and $91 million as of September 30, 2011 and December 31, 2010, respectively. Premiums ceded to PAR TERM in the third quarter of 2011 and 2010 were $63 million and $31 million, respectively; and $172 million and $67 million in the first nine months of 2011 and 2010, respectively. Benefits ceded to PAR TERM in the third quarter of 2011 and 2010 were $11 million and $3 million, respectively; and $22 million and $10 million in the first nine months of 2011 and 2010, respectively. Reinsurance expense allowances, net of capitalization and amortization were $13 million and $8 million in the third quarter of 2011 and 2010, respectively; and $30 million and $16 million in the first nine months of 2011 and 2010, respectively.

PAR III

The Company, excluding PLNJ, reinsures 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $6 million and $5 million as of September 30, 2011 and December 31, 2010, respectively. Premiums ceded to PAR III were less than $1 million in the third quarter of 2011 and 2010, and $2 million and $3 million in the first nine months of 2011 and 2010, respectively. Benefits ceded to PAR III were less than $1 million in the third quarter of 2011 and 2010, and in the first nine months of 2011 and 2010, respectively. Reinsurance expense allowances, net of capitalization and amortization in the third quarter of 2011 and 2010, and in the first nine months of 2011 and 2010 were less than $1 million.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2011, the Company recaptured the portion of this reinsurance agreement related to its universal plus policies having effective dates prior to January 1, 2011. The Company now reinsures these risks with PAR U discussed above. September 30, 2011 amounts include the impact of the recapture. Reinsurance recoverables related to this agreement were $185 million and $175 million as of September 30, 2011 and December 31, 2010, respectively. Premiums and fees ceded to Prudential Insurance in the third quarter of 2011 and 2010 were $47 million and $59 million, respectively; and $162 million and $174 million in the first nine months of 2011 and 2010, respectively. Benefits ceded to Prudential in the third quarter of 2011 and 2010 were $64 million and $76 million, respectively; and $180 and $215 million in the first nine months of 2011 and 2010, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement. Reinsurance recoverables related to this agreement were $7 million as of September 30, 2011 and December 31, 2010. Benefits ceded in the third quarter of 2011 and 2010 were less than $1 million; and $1 million and in the first nine months of 2011 and 2010.

In December 2010, the Company amended certain of its affiliated reinsurance treaties to change the settlement mode from monthly to annual. As a result of these treaty amendments, the Company was required to pay our reinsurers, Prudential Insurance and UPARC, the premium difference that resulted. Settlement of this premium difference was made by transfers of securities at fair value of $120 million to Prudential Insurance, and $35 million to UPARC.

Pruco Reinsurance

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table provides information relating to fees ceded to Pruco Reinsurance (“Pruco Re”) under these agreements which are included in “Realized investment (losses) gains, net” on the Unaudited Interim Consolidated Statement of Operations and Comprehensive Income for the dates indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(in thousands)
Pruco Reinsurance
Effective January 24, 2011
Highest Daily Lifetime Income (“HDI”)	$7,248	$—	$9,582	$—
Spousal Highest Daily Lifetime Income (“SHDI”)	2,936	—	3,862	—
Effective beginning August 24, 2009
Highest Daily Lifetime 6 Plus (“HD6 Plus”)	29,561	7,786	81,936	12,246
Spousal Highest Daily Lifetime 6 Plus (“SHD6”)	14,194	3,507	38,815	5,480
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7 Plus”)	4,249	3,727	12,672	10,662
Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”)	2,248	1,939	6,653	5,508
Effective January 28, 2008
Highest Daily Lifetime 7 (“HD7”)	2,771	2,610	8,221	7,700
Spousal Highest Daily Lifetime 7 (“SHD7”)	670	628	1,984	1,843
Effective March 15, 2010
Guaranteed Return Option Plus II (“GRO Plus II”)	952	313	2,670	313
Effective January 28, 2008
Highest Daily Guaranteed Return Option (“ HD GRO”)	153	154	457	453
Highest Daily Guaranteed Return Option II (“HD GRO II” )	758	369	2,145	367
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	1,160	1,191	3,550	3,596
Spousal Lifetime Five (“SLT5”)	588	561	1,834	1,702
Effective Since 2005
Lifetime Five (“LT5”)	3,779	3,657	11,841	11,129

Total Pruco Reinsurance	$71,267	$26,442	$186,221	$60,999

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $886 million and ($373) million as of September 30, 2011 and December 31, 2010, respectively. Realized gains (losses) ceded were $1,312 million and ($56) million in the third quarter of 2011 and 2010, respectively. Realized gains (losses) were $1,073 million and $110 million for the nine months ended September 30, 2011 and 2010, respectively. Changes in realized gains (losses) for the 2011 and 2010 periods were primarily due to changes in market conditions in the period. The underlying asset as of September 30, 2011 and the contra-asset as of December 31, 2010 are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

Taiwan branch reinsurance agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with its Taiwan branch, including its Taiwan insurance book of business, to an affiliate, Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”).

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

Affiliated premiums ceded in the third quarter of 2011 and 2010 from the Taiwan coinsurance agreement were $18 million and $17 million, respectively; and $53 million and $61 million in the first nine months of 2011 and 2010, respectively. Affiliated benefits ceded in the third quarter of 2011 and 2010 from the Taiwan coinsurance agreement were $5 million and $6 million, respectively; and $16 million and $16 million in the first nine months of 2011 and 2010, respectively.

Reinsurance recoverables related to the Taiwan coinsurance agreement were $958 million and $946 million at September 30, 2011 and December 31, 2010, respectively.

Deferred Policy Acquisition Costs Ceded to Term Reinsurance Affiliates

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In 2009 when implementing a revision to the reinsurance treaties with PARCC, PAR TERM and PAR III, modifications were made affecting premiums. The related impact on the deferral of ceded reinsurance expense allowance did not reflect this change resulting in the understatement of deferred reinsurance expense allowances. During second quarter 2011, the Company recorded the correction, charging $13 million to net DAC amortization which represented the cumulative impact of this change. These adjustments are not material to any previously reported quarterly or annual financial statements.

Affiliated Asset Transfers

During 2010, the Company purchased fixed maturity securities from affiliated companies, Prudential Annuities Life Assurance Corporation (“PALAC”) and Pruco Re. The investments consisted of public bonds. The securities were purchased from PALAC, at a fair value of $291.9 million, and were recorded net of OCI at an amortized cost of $256.4 million. The securities were purchased from Pruco Re, at a fair value of $81.0 million, and were recorded net of OCI at an amortized cost of $76.3 million. The difference between fair market value and book value of these transfers was accounted for as a net decrease of $40 million to additional paid-in capital in 2010. During first quarter 2011, the Company recorded an out of period adjustment that reclassified the $40 million difference between book value and market value from additional paid-in capital to retained earnings. As part of this adjustment, a $14 million reduction to the deferred tax liability was recorded with an offset also reflected in retained earnings to record the tax effect of this activity. These adjustments were not material to any previously reported quarterly or annual financial statements.

Debt Agreements

The Company has an agreement with an affiliate, Prudential Funding, LLC, which allows the Company to borrow funds for working capital and liquidity needs. The borrowings under this agreement are limited to $1.4 billion. The Company had $50 million in short term debt as of September 30, 2011, and no borrowings outstanding as of December 31, 2010.

On December 20, 2010, the Company borrowed $650 million from Prudential Insurance. This loan has a fixed interest rate of 3.47% and matures on December 21, 2015. The total related interest expense to the Company was $5.6 million and $16.9 million for the three and nine months ended September 30, 2011, respectively.

On November 15, 2010 the Company borrowed $245 million from Prudential Financial. This loan has a fixed interest rate of 3.01% and matures on November 13, 2015. The total related interest expense to the Company was $1.8 million and $5.5 million for the three and nine months ended September 30, 2011, respectively.

On June 20, 2011, the Company entered into a series of four $50 million borrowings with Prudential Financial, totaling $200 million. The loans have fixed interest rates ranging from 1.66% to 3.17% and maturity dates staggered one year apart, from June 19, 2013 to June 19, 2016. The total related interest expense was $1.3 million and $1.4 million for the three and nine months ended September 30, 2011, respectively.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with external counterparties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pruco Life Insurance Company meets the conditions set forth in General Instruction H(1)(a) and (b) on Form 10-Q and is therefore filing this form in reduced disclosure format.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2011, compared with December 31, 2010, and its consolidated results of operations for the three and nine months ended September 30, 2011 and 2010. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable annuities, term life insurance, universal life insurance, and variable life insurance primarily through third party distributors in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure, as the legal barriers that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position.

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

The asset transfer feature, included in the design of certain optional living benefits, transfers assets between the variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The asset transfer feature associated with currently-sold benefit features transfers assets between the variable investments selected by the annuity contractholder and the bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers back to contractholder-selected investments. Overall, the asset transfer feature is designed to help mitigate our exposure, and the exposure of the contractholders’ account value, to equity market risk and market volatility. Our asset transfer feature occurs at the contractholder level, rather than the fund level, which we believe enhances our risk management capabilities. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. As of September 30, 2011, approximately $38.9 billion or 85% of total variable annuity account values contain a living benefit feature, compared to approximately $29.1 billion or 80% as of December 31, 2010. As of September 30, 2011, approximately $34.7 billion or 89% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $24.2 billion or 83% as of December 31, 2010. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales in the first nine months of 2011 and market appreciation.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, interest rate swaps, swaptions, floors and caps as well as equity options and futures are purchased to hedge certain living benefit features accounted for as embedded derivatives against changes in interest rates, equity markets and market volatility. Prior to the third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and the reinsurance affiliate did not believe the GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. The new hedge target is grounded in a GAAP/capital markets valuation framework but incorporates two modifications to the GAAP valuation assumptions. A credit spread is added to the GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The volatility assumption is also adjusted to remove certain risk margins embedded in the valuation technique used to fair value the embedded derivative liability under GAAP, as we believe the increase in the liability driven by these margins is temporary and does reflect the economic value of the liability. The hedging strategy results in differences each period between the change in the value of the embedded derivative liability as defined by GAAP and the change in the value of the hedge positions, potentially increasing volatility in GAAP earnings in the Company and the reinsurance affiliate, and increasing volatility in the amortization of deferred acquisition and other costs of the Company as a result of the gross profits impact. Hedge levels are evaluated versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing capital market conditions. The Company and the reinsurance affiliate may decide to temporarily hedge to an amount that differs from the hedge target definition based on these considerations.

In the second quarter of 2009, we began the expansion of the Company’s hedging program to include a portion of the market exposure related to the overall capital position of our variable annuity business, including the impact of certain statutory reserve exposures. These capital hedges primarily consisted of equity-based total return swaps that were designed to partially offset changes in our capital position resulting from market driven changes in certain living and death benefit features of our variable annuity products. During the second quarter of 2010, we terminated the capital hedge program in lieu of a new program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Term Life Insurance

The Company offers a variety of term life insurance products (Term Elite, Term Essential, My Term and ROP Term) which represent 64% of our net individual life insurance in force at September 30, 2011, that provide coverage for a specified time period. These term products, excluding My Term, include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The ROP Term product offered by the Company offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force. This results from uneven product profitability patterns.

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 25% of our net individual life insurance in force at September 30, 2011. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 11% of our net individual life insurance in force at September 30, 2011. Universal life insurance products feature a fixed crediting rate that varies periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

September 30, 2011 versus December 31, 2010

Total assets increased $11.625 billion, from $59.472 billion at December 31, 2010 to $71.097 billion at September 30, 2011. Separate account assets increased $8.860 billion, from $43.269 billion at December 31, 2010 to $52.129 billion at September 30, 2011, primarily driven by positive net flows from new business sales, partially offset by account value declines from net unfavorable equity markets.

Reinsurance recoverables increased by $3.030 billion from $2.727 billion at December 31, 2010 to $5.757 billion at September 30, 2011 driven by an increase in ceded reserves for a coinsurance transaction associated with Prudential Arizona Reinsurance Universal Company or “PAR U” and continued growth in the reinsured term life in force. See Note 7 for further detail on these reinsurance transactions. Also driving this increase was the mark-to-market increase in the reinsurance recoverable related to the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments primarily driven by unfavorable market conditions.

Deferred policy acquisition costs (“DAC”) decreased by $403 million from $3.378 billion at December 31, 2010, to $2.975 billion at September 30, 2011. The decrease is driven by the DAC balances ceded to PAR U as part of the coinsurance transaction described above and the impact of the mark-to-market of the reinsured liability for annuity living benefit embedded derivatives and related hedge positions, partially offset by capitalization of commissions related to new business.

Total liabilities increased by $11.896 billion, from $56.146 billion at December 31, 2010 to $68.042 billion at September 30, 2011, primarily due to an increase in separate account liabilities of $8.860 billion, offsetting the increase in separate account assets described above. Future policy benefits and other policyholder liabilities increased by $1.930 billion, from $3.328 billion at December 31, 2010 to $5.258 billion at September 30, 2011, primarily driven by an increase in the liability for living benefit embedded derivatives, as described above, and continued growth in universal life in force. Other liabilities increased $940 million from $475 million at December 31, 2010 to $1.415 billion at September 30, 2011 primarily driven by accrued settlements related to the PARU coinsurance transaction discussed above.

Results of Operations

September 2011 to September 2010 Three Months Comparison

	Three Months Ended September 30,
	2011	2010
	(in millions)
Operating results:
Revenues:
Annuity Products	$201,965	$174,688

Life Products and Other	437,167	139,323

	639,132	314,011

Benefits and expenses:
Annuity Products	1,331,593	(89,341)
Life Products and Other	88,089	12,230

	1,419,682	(77,111)

Income from Operations before Income Taxes:
Annuity Products	(1,129,628)	264,029
Life Products and Other	349,078	127,093

	$(780,550)	$391,122

Annuity Products

Income from Operations before Income Taxes

2011 to 2010 Three Month Comparison. Income/(loss) from operations before income taxes decreased $1,394 million from income of $264 million in the third quarter of 2010 to a loss of $1,130 million in the third quarter of 2011. The decrease was primarily driven by higher amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the decrease was an unfavorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products, to reflect the impact of current period market performance and experience, as well as the impact of the annual review and update of the assumptions on the estimated profitability of our business. Results for both periods include the impact of these items which are discussed in more detail below.

Excluding the higher amortization of DAC/DSI and higher GMDB/GMIB reserve impacts noted above, income (loss) from operations before income taxes was relatively flat period over period. Fee income, net of higher distribution costs, increased due to higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was primarily due to positive net flows from new business sales, and net market appreciation. The primary drivers offsetting this increase were net mark-to-market losses in the third quarter of 2011 related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges due to unfavorable markets. Also offsetting this increase were higher general and administrative expenses, net of capitalization, primarily due to higher costs to support business growth and higher asset based trail commissions due to higher average variable annuity asset balances as discussed above.

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

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was $1,027 million of higher amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR and other differences between the valuation of the living benefit embedded derivative liability as defined by GAAP and the valuation of the hedge target liability, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. In the third quarter of both 2010 and 2011, positive NPR adjustments in the reinsurance affiliate were primarily driven by a higher base of embedded derivative liabilities. Significant declines in risk-free interest rates and the impact of equity market declines on account values drove increases in the embedded derivative liability base in the third quarter of 2011, while reductions in the expected lapse rate assumption drove the increases in the third quarter of 2010. Additionally, the spreads used in valuing NPR widened in the third quarter of 2011, contributing to the increase in the adjustment, while a tightening of these spreads partially offset the increase in the third quarter of 2010. The NPR gains in the reinsurance affiliate were larger in the third quarter of 2011 compared to the third quarter of 2010 resulting in an unfavorable variance from higher amortization of DAC and DSI.

As shown in the following table, income from operations for the third quarter of 2011 included $195 million of charges related to adjustments to DAC and DSI amortization and the GMDB and GMIB reserves of our variable annuity products, compared to $136 million of benefits included in the third quarter of 2010, resulting in a $331 million unfavorable variance.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustments	$(67,510)	$(94,980)	$(162,489)	$22,854	$39,474	$62,328
Annual review / assumption updates	(17,410)	13,541	(3,869)	47,229	4,354	51,583
Quarterly adjustments for current period experience and other updates (3)	(25,772)	(2,607)	(28,378)	9,717	12,801	22,518

Total	$(110,692)	$(84,046)	$(194,736)	$79,800	$56,629	$136,429

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC, and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. Results for the third quarter of 2011 included $162 million of charges associated with these quarterly updates due to less favorable than expected market performance. The actual rates of return on annuity account values for the third quarter of 2011 was (10.2%) compared to our expected rate of return of 1.9%. The third quarter of 2010 updates resulted in benefits of $62 million due to favorable market performance. The actual rate of return on annuity account values for the third quarter of 2010 was 7.7% compared to our previously expected rate of return of 2.1%.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust future projected returns over the next four year period (“the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected return across all contract groups is 9.5% per annum as of September 30, 2011, or approximately 2.3% per quarter, and includes the impact of those contract groups whose near-term future projected returns are based on our near-term blended maximum future rate of return assumptions, as discussed below.

Due to the market decline in the third quarter of 2011, for the majority of contract groups, the projected near-term future annual rate of return calculated using the reversion to the mean approach is greater than our maximum future rate of return assumption across all asset types for this business as of September 30, 2011. In those cases, we utilize the maximum future rate of return over the four year period, thereby limiting the impact of the reversion to the mean on our estimate of total gross profits. The near-term blended maximum future rate of return, for these impacted contract groups, under the reversion to the mean approach is 9.9% at September 30, 2011. Included in the blended maximum future rate are assumptions for returns on various asset classes, including a 4.5% annual weighted average rate of return on fixed income investments and a 13% annual maximum rate of return on equity investments.

As discussed and shown in the table above, results for both periods include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC and other costs. The third quarter of 2011 included $4 million of charges from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption to 4.5% partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value. The reduction in the weighted average future fixed rate of return assumption was driven by a refinement to our rate-setting methodology to reflect a lower interest rate assumption for the next five years to reflect current market conditions, and use the long-term assumed rate thereafter in determining the blended future fixed rate of return. The third quarter of 2010 included $52 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

The $28 million charge in the third quarter of 2011 and the $23 million of benefits in the third quarter of 2010 shown in the table above reflect the quarterly adjustments for current period experience also referred to as an experience true-up adjustments. The experience true-up adjustments for the third quarter of 2011 include an increase in the amortization of DAC/DSI primarily driven by the determination that the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate was other-than-temporary, resulting in its inclusion in our best estimate of total gross profits for setting the amortization rate for DAC and other costs. For additional details on our policy for amortizing DAC and other costs related to the above item and other changes in the valuation of the reinsured living benefit embedded derivatives, refer to the “Accounting Policies and Pronouncements” section of our Annual Report on Form 10-K, for the year ended December 31, 2010. The experience true-up adjustments for the third quarter of 2010 include a reduction in the amortization of DAC/DSI driven by higher than expected gross profits primarily from higher than expected fee income. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in third quarter of 2010 compared to third quarter of 2011.

As noted previously, the quarterly adjustments to reflect current period market performance and experience, and the annual review and update of assumptions impact the estimated the profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC/DSI in future periods.

Revenues

2011 to 2010 Three Month Comparison. Revenues increased $27 million from $175 million in the third quarter of 2010 to $202 million in the third quarter of 2011.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances in the separate account, increased $101 million from $104 million in the third quarter of 2010 to $205 million in the third quarter of 2011. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales, and net market appreciation. Asset administration fees increased by $33 million from $18 million in the third quarter of 2010 to $51 million in the third quarter of 2011, primarily due to higher average separate account asset balances, as discussed above.

Net realized investment gains (losses) decreased $105 million from a gain of $10 million in the third quarter of 2010, to a loss of $95 million in the third quarter of 2011, driven by an unfavorable variance due to net mark-to-market losses in the third quarter of 2011 related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges driven by unfavorable market conditions.

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses increased $1,421 million from a negative expense of $89 million in the third quarter of 2010 to expenses of $1,332 million in the third quarter of 2011.

Amortization of DAC increased by $972 million, from a benefit of $102 million in the third quarter of 2010 to an expense of $870 million in the third quarter of 2011, primarily due to higher DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

Interest credited to policyholders’ account balances increased $267 million, from a benefit of $6 million in the third quarter of 2010 to an expense of $261 million in the third quarter of 2011, primarily due to higher DSI amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

Policyholders benefits, including changes in reserves, increased $142 million, from a benefit of $40 million in the third quarter of 2010 to an expense of $102 million in the third quarter of 2011, primarily due to the adjustments to the GMDB and GMIB reserves related to the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

General and administrative expenses, net of capitalization, increased $31 million, from $59 million in the third quarter of 2010 to $90 million in the third quarter of 2011, primarily due to higher costs to support business growth and higher distribution expenses driven by higher asset based trail commissions due to higher account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Three Month Comparison. Income from Operations before Income Taxes increased $222 million from $127 million in the third quarter 2010 to $349 million in the third quarter of 2011. Results for the third quarter of 2011 benefited from lower amortization of deferred policy acquisition costs net of unearned revenue reserves partially offset by an increase in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review. The annual reviews update assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. The third quarter of 2011 included a $17 million benefit from the annual review, primarily reflecting improved mortality assumptions based on experience. The third quarter of 2010 included a $56 million benefit from the annual review, primarily reflecting methodology refinements related to the treatment of certain investment income in our assumptions, as well as improved future mortality expectations.

Excluding these adjustments, Income from Operations before Income Taxes in the third quarter of 2011 increased $261 million driven by a $352 million gain realized on a portion of an embedded derivative recaptured upon modification of the reinsurance agreement of no-lapse guarantees with UPARC, partially offset by a $61 million realized loss related to the embedded derivative arising from the settlement of the coinsurance premiums payable to PAR U. See Note 7 for further detail on these agreements. These were partially offset by higher net DAC amortization reflecting the impact of unfavorable market conditions on separate account fund performance in the third quarter of 2011 and the impact of favorable market conditions in the third quarter of 2010.

Revenues

2011 to 2010 Three Month Comparison. Revenues of $437 million in the third quarter of 2011 increased by $298 million, from $139 million in the third quarter of 2010.

Premiums decreased $2 million from $16 million in third quarter 2010 to $14 million in third quarter 2011. Premiums for term insurance increased $20 million due to consistent growth in term business and were more than offset by premiums ceded of $22 million due to decreased retention resulting from modifications to certain coinsurance treaties with affiliates.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $9 million including a $4 million increase in unearned revenue reserves due to the annual reviews of assumptions. Excluding this item policy charges and fee income increased $5 million driven by higher amortization of unearned revenue reserves reflecting the impact of unfavorable market conditions on separate account fund performance in the third quarter of 2011 and the impact of favorable market conditions in the third quarter of 2010.

Net realized investment gains increased $293 million, from a gain of $8 million in the third quarter of 2010 to a gain of $301 million in the third quarter of 2011. The increase is primarily driven by a $352 million gain realized on a portion of an embedded derivative recaptured upon modification of the reinsurance agreement of no-lapse guarantees with UPARC, including a $39 million gain arising from the settlement of this recapture. Partially offsetting this gain was a $61 million realized loss related to the embedded derivative arising from the settlement of the coinsurance premiums payable to PAR U. (See Note 5 in the Notes to Unaudited Interim Consolidated Financial Statements)

Benefits and Expenses

2011 to 2010 Three Month Comparison. Benefits and expenses of $88 million in the third quarter of 2011 increased by $76 million, from $12 million in the third quarter of 2010.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased by $67 million, from $50 million in the third quarter of 2010 to $117 million in the third quarter of 2011. This increase included a $42 million lower benefit from the impacts of the annual reviews of assumptions. Excluding this item, policyholders’ benefits, including interest credited to policyholders’ account balances increased $25 million primarily driven by an increase by universal life reserve growth attributable to continued sales and in force growth, a $9 million pre-tax increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, and a decrease in the change in ceded reserves due to decreased retention resulting from modifications to certain coinsurance treaties with affiliates as well the amendment of certain of our affiliated reinsurance treaties to change settlement modes from monthly to annual.

Amortization of deferred policy acquisition costs increased by $8 million from a $66 million benefit in the third quarter of 2010 to a $58 million benefit in the third quarter of 2011. This included a $1 million increase from the impacts of the annual reviews of assumptions. Excluding this item, amortization of deferred policy acquisition costs increased $7 million reflecting the impact of unfavorable market conditions on separate account fund performance in the third quarter of 2011 and the impact of favorable market conditions on separate account fund performance in the third quarter of 2010.

General and administrative expenses, net of capitalization, increased $3 million from $28 million in third quarter 2010 to $31 million in third quarter 2011 driven by higher operating expenses.

September 2011 to September 2010 Nine Month Comparison

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating results:
Revenues:
Annuity Products	$755,703	$479,441
Life Products and Other	856,150	555,511

	1,611,853	1,034,952

Benefits and expenses:
Annuity Products	1,777,575	473,958
Life Products and Other	441,033	330,593

	2,218,608	804,551

Income from Operations before Income Taxes
Annuity Products	(1,021,872)	5,483
Life Products and Other	415,117	224,918

	$(606,755)	$230,401

Annuity Products

Income from Operations before Income Taxes

2011 to 2010 Nine Month Comparison. Income from operations before income taxes decreased $1,027 million from income of $5 million in the first nine months of 2010 to a loss of $1,022 million in the first nine months of 2011. The decrease was primarily driven by higher amortization of DAC and DSI primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the decrease was an unfavorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products, to reflect the impact of current period market performance and experience, as well as the impact of the annual review and update of the assumptions on the estimated profitability of our business. Results for both periods include the impact of these items which are discussed in more detail below.

Excluding the higher amortization of DAC/DSI and higher GMDB/GMIB reserve impacts noted above, income (loss) from operations before income taxes increased $148 million driven by higher fee income, net of higher distribution costs, due to higher average variable annuity asset balances invested in separate accounts. The increase in separate account balances was primarily due to positive net flows from new business sales, and net market appreciation. Partially offsetting this increase were net mark-to- market losses in 2011 related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges due to unfavorable markets. Also offsetting this increase were higher general, administrative and other expenses, net of capitalization, primarily due to higher costs to support business growth, higher asset based trail commissions due to higher account values as discussed below and increased interest expense related to higher intercompany borrowings to fund costs related to new business sales.

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

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was a $834 million higher amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates changes in the valuation of the reinsured living benefit liabilities related to NPR and other differences between the valuation of the living benefit embedded derivative liability as defined by GAAP and the valuation of the hedge target liability, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. In the first nine months of both 2010 and 2011, positive NPR adjustments in the reinsurance affiliate, were primarily driven by a higher base of embedded derivative liabilities. Significant declines in risk-free interest rates and the impact of equity market declines on account values drove increases in the embedded derivative liability base in the first nine months of 2011, while adverse changes to capital market inputs and a reduction in the expected lapse rate assumption drove the increase in the first nine months of 2010. Additionally, the spreads used in valuing NPR widened in the first nine months of 2011, which also contributed to the increase in the adjustment. The NPR gains in the reinsurance affiliate were larger in 2011 compared to 2010 resulting in an unfavorable variance from higher amortization of DAC and DSI.

As shown in the following table, income from operations for the first nine months of 2011 included $186 million of charges related to adjustments to amortizing DAC and DSI and the GMDB and GMIB reserves for the guaranteed minimum death and income benefit features of our variable annuity products, compared to $75 million of benefits included in the first nine months of 2010, resulting in a $261 million unfavorable variance.

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(69,181)	$(91,466)	$(160,647)	$(3,250)	$(9,837)	$(13,087)
Annual review / assumption updates	(17,410)	13,541	(3,869)	47,229	4,354	51,583
Quarterly adjustment for current period experience and other updates (3)	(19,685)	(1,501)	(21,186)	19,627	17,137	36,764

Total	$(106,276)	$(79,426)	$(185,702)	$63,606	$11,654	$75,260

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

As shown in the table above, results for both periods include quarterly updates for the impact of fund performance on our DAC/DSI amortization and GMDB/GMIB reserves for our variable annuity products. Results for the first nine months of 2011 included $161 million of charges associated with these quarterly updates due to overall net unfavorable market performance. Results for the first nine months of 2010 included charges of $13 million due to overall net unfavorable market performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2011			2010
	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Actual rate of return	3.4%	0.8%	(10.2)%	3.3%	(5.9)%	8.0%
Expected rate of return	1.8%	1.8%	1.9%	2.0%	2.0%	2.1%

As discussed and shown in the table above, results for both periods include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC/DSI. The third quarter of 2011 included $4 million of charges from these annual reviews, primarily related to a reduction in the weighted average future fixed rate of return assumption to 4.5% partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value. The third quarter of 2010 included $52 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

The $21 million charge in 2011 and the $37 million benefit in 2010 shown in the table above reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The experience true-up adjustments for the first nine months of 2011 include an increase in the amortization of DAC/DSI primarily driven by the determination that the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate was other-than-temporary, resulting in its inclusion in our best estimate of total gross profits for setting the amortization rate for DAC and other costs. For additional details on our policy for amortizing DAC/DSI related to the above item and other changes in the valuation of the reinsured living benefit embedded derivatives, refer to the “Accounting Policies and Pronouncements” section of our Annual Report on Form 10-K, for the year ended December 31, 2010. The experience true-up adjustments for the first nine months of 2010 include a reduction in the amortization of DAC/DSI driven by higher than expected gross profits primarily from higher than expected fee income. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claims costs in 2011 compared to 2010.

Revenues

2011 to 2010 Nine Month Comparison. Revenues increased $276 million from $479 million in the first nine months of 2010 to $756 million in the first nine months of 2011.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $298 million from $262 million in the first nine months of 2010 to $560 million in the first nine months of 2011. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales and net market appreciation.

Asset administration fees increased by $92 million from $45 million in the first nine months of 2010 to $137 million in the first nine months of 2011, primarily due to higher average separate account asset balances, as discussed above.

Net realized investment gains (losses) decreased $115 million from a benefit of $44 million in 2010, to an expense of $71 million in 2011, driven by an unfavorable variance due to mark-to-market losses in 2011 related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges driven by unfavorable markets.

Benefits and Expenses

2011 to 2010 Nine Month Comparison. Benefits and expenses increased $1,304 million from $474 million in the first nine months of 2010 to $1,778 million in the first nine months of 2011.

Amortization of DAC increased by $852 million, from $159 million in the first nine months of 2010 to $1,011 million in the first nine months of 2011, primarily due to higher DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance as well as the annual assumption update, as discussed above.

Interest credited to policyholders’ account balances increased $223 million, from $116 million in the first nine months of 2010 to $339 million in the first nine months of 2011, primarily due to higher DSI amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance as well as the annual assumption update, as discussed above.

General administrative and other expenses, net of capitalization, increased $129 million, from $166 million in the first nine months of 2010 to $295 million in the first nine months of 2011, primarily due to higher costs to support business growth, higher distribution expenses driven by higher asset based trail commissions due to higher account values, as discussed above, and increased interest expense related to higher intercompany borrowings to fund costs related to new business sales.

Policyholders benefits, including changes in reserves, increased $99 million, from $33 million in the first nine months of 2010 to $132 million in the first nine months of 2011, primarily due to the adjustments to the GMDB/ GMIB reserves of our variable annuity products related to our quarterly adjustments to reflect current period experience and market performance as well as our annual assumption update as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Nine Month Comparison. Income from Operations before Income Taxes increased $190 million from $225 million in the first nine months of 2010 to $415 million in the first nine months of 2011. Results for the first nine months of 2011 benefited from lower amortization of deferred policy acquisition costs net of unearned revenue reserves partially offset by an increase in reserves for the guaranteed minimum death benefit feature in certain contracts, reflecting updates of our actuarial assumptions based on an annual review. The annual reviews update assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts. The first nine months of 2011 included a $17 million benefit from the annual review, primarily reflecting improved mortality assumptions based on experience. The first nine months of 2010 included a $56 million benefit from the annual review, primarily reflecting methodology refinements related to the treatment of certain investment income in our assumptions, as well as improved future mortality expectations.

Excluding these adjustments, Income from Operations before Income Taxes in the first nine months of 2011 increased $229 million driven by a $352 million gain realized on a portion of an embedded derivative recaptured upon modification of the reinsurance agreement of no-lapse guarantees with UPARC, partially offset by a $61 million realized loss related to the embedded derivative for the coinsurance premiums payable to PAR U. These were partially offset by higher net DAC amortization reflecting the impact of unfavorable market conditions on separate account fund performance in the first nine months of 2011 and the impact of favorable market conditions in the first nine months of 2010.

Revenues

2011 to 2010 Nine Month Comparison. Revenues of $856 million in the first nine months of 2011 increased by $300 million, from $556 million in the first nine months of 2010.

Premiums decreased $8 million from $49 million in the first nine months of 2010 to $41 million in first nine months of 2011. Premiums for term insurance increased $56 million due to consistent growth in term business and were more than offset by reinsurance premiums that increased $64 million due to decreased retention resulting from modifications to certain coinsurance treaties with affiliates.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased by $22 million including a $4 million increase in unearned revenue reserves due to the annual reviews of assumptions. Excluding this item policy charges and fee income increased $18 million driven by higher policy charges due to increased sales of universal life products and higher amortization of unearned revenue reserves reflecting the impact of unfavorable market conditions on separate account fund performance in the third quarter of 2011 and the impact of favorable market conditions in the third quarter of 2010.

Net realized investment gains increased $283 million, from a gain of $22 million in the first nine months of 2010 to a gain of $305 million in the first nine months of 2011. The increase is primarily driven by a $352 million gain realized on a portion of an embedded derivative recaptured upon modification of the reinsurance agreement of no-lapse guarantees with UPARC, including a $39 million gain arising from the settlement of this recapture. Partially offsetting this gain was a $61 million realized loss related to the embedded derivative arising from the settlement of the coinsurance premiums payable to PAR U. (See Note 5 in the Notes to Unaudited Interim Consolidated Financial Statements)

Benefits and Expenses

2011 to 2010 Nine Month Comparison. Total benefits and expenses of $441 million in the first nine months of 2011 increased by $110 million, from $331 million in the first nine months of 2010.

Policyholders’ benefits, including interest credited to policyholders’ account balances, increased by $66 million, from $217 million in the first nine months of 2010 to $283 million in the first nine months of 2011. This increase included a $42 million lower benefit from the impacts of the annual reviews of assumptions. Excluding this item, policyholders’ benefits, including interest credited to policyholders’ account balances increased $24 million primarily driven by an increase by universal life reserve growth attributable to continued sales and in force growth, a $9 million pre-tax increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, and a decrease in the change in ceded reserves due to decreased retention resulting from modifications to certain coinsurance treaties with affiliates as well the amendment of certain of our affiliated reinsurance treaties to change settlement modes from monthly to annual.

Amortization of deferred policy acquisition costs increased by $32 million from a $33 million benefit in the first nine months of 2010 to a $65 million benefit in the first nine months of 2011. This included a $1 million increase from the impacts of the annual reviews of assumptions. Excluding this item, amortization of deferred policy acquisition costs increased $31 million reflecting the impact of unfavorable market conditions on separate account fund performance in the first nine months of 2011 and the impact of favorable market conditions on separate account fund performance in the first nine months of 2010. The increase also includes higher amortization arising from the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our term business in prior periods.

General and administrative expenses, net of capitalization, increased $15 million from $80 million in first nine months of 2010 to $95 million in first nine months of 2011 driven by higher operating expenses.

Income Taxes

Our income tax provision amounted to a benefit of $275 million in the first nine months of 2011 compared to an expense of $41 million in the first nine months of 2010, respectively, or an effective tax rate of 45.3% and 17.8%, respectively. The increase in income tax benefit and change in effective tax rate was primarily driven by a change from pre-tax income for the nine months ended September 30, 2010 to a pre-tax loss for the nine months ended September 30, 2011.

Our income tax provision amounted to a benefit of $311 million and an expense of $114 million for the three months ended September 30, 2011 and 2010, respectively, or an effective tax rate of 39.8% and 29.2%, respectively. The increase in income tax benefit and change in effective tax rate was primarily driven by a change from pre-tax income for the three months ended September 30, 2010 to a pre-tax loss for the three months ended September 30, 2011.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2002 tax year expired on April 30, 2009. The statute of limitations for the 2003 tax year expired on July 31, 2009. The statute of limitations for the 2004 through 2007 tax years will expire in February 2012, unless extended. Tax years 2008 through 2010 are still open for IRS examination. The Company has commenced settlement discussions with the IRS that could result in the closure of the audit of tax years through 2006. The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could significantly change in the next twelve months. However, due to the nature of the uncertainties, a range of the amount of the potential change cannot be reasonably predicted.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new regulations the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 14, 2011, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” Although the Administration has not released proposed statutory language, one proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through regulation or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results in 2010 or the first nine months of 2011.

In December 2006, the IRS completed all fieldwork with respect to its examination of the consolidated federal income tax returns for tax years 2002 and 2003. The final report was initially submitted to the Joint Committee on Taxation for their review in April 2007. The final report was resubmitted in March 2008 and again in April 2008. The Joint Committee returned the report to the IRS for additional review of an industry issue regarding the methodology for calculating the DRD related to variable life insurance and annuity contracts. The IRS completed its review of the issue and proposed an adjustment with respect to the calculation of the DRD. In order to expedite receipt of an income tax refund related to the 2002 and 2003 tax years, the Company agreed to such adjustment. The report, with the adjustment to the DRD, was submitted to the Joint Committee on Taxation in October 2008. The Company was advised on January 2, 2009 that the Joint Committee completed its consideration of the report and took no exception to the conclusions reached by the IRS. Accordingly, the final report was processed and a $157 million refund was received by the Company’s parent, Prudential Financial, in February 2009. The Company believed that its return position with respect to the calculation of the DRD is technically correct. Therefore, the Company filed protective refund claims on October 1, 2009 to recover the taxes associated with the agreed upon adjustment. The IRS issued an Industry Director Directive (“IDD”) in May 2010 stating that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. The Company’s parent, Prudential Financial, has received a refund of approximately $3 million pursuant to the protective refund claims. These activities had no impact on the Company’s results in 2010 or the first nine months of 2011.

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

We continue to refine our metrics for capital management. These refinements to the current framework, which is primarily based on statutory risk based capital measures, are designed to more appropriately reflect risks associated with our businesses on a consistent basis across the Company. In addition, we continue to use an economic capital framework for making certain business decisions.

Similar to our planning and management process for liquidity, we use a Capital Protection Framework to ensure the availability of adequate capital under reasonably foreseeable stress scenarios. The Capital Protection Framework is used to assess potential capital needs arising from severe market related distress and sources of capital available to us to meet those needs. Potential sources include on-balance sheet capital, derivatives and other contingent sources of capital.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, and investment maturities. assets, as well as internal borrowings. The principal uses of that liquidity include benefits, claims, dividends paid to policyholders, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. As a result of the launch of its new annuity product line in March 2010, as discussed above, the Company has seen and expects to continue to see the overall level of these activities to increase.

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

Gross account withdrawals amounted to approximately $1.9 billion and $1.5 billion in the third quarter of 2011 and 2010, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash, cash equivalents, short-term investments, fixed maturities and public equity securities. As of September 30, 2011 and December 31, 2010 the Company had liquid assets of $6.728 billion and $6.674 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $637 million and $612 million as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, $5.624 billion, or 92%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $459 million, or 8%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries and in excess of the minimum levels required by applicable insurance regulations. RBC is determined by statutory formulas that consider risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation; however, based upon September 30, 2011 amounts, management of the Company and Prudential Financial, Inc. estimate that the RBC ratios for the Company, would exceed the minimum level required by applicable insurance regulations.

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

During 2010, as part of its Capital Protection Framework, Prudential Financial developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. In the second quarter of 2010, the capital hedge program was terminated as described under “—Products” and equity index-linked derivative transactions were entered into that are designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, interest rate derivatives and equity options and futures are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in equity markets, interest rates, and market volatility. Prior to third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and reinsurance affiliates does not believe the GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see “Products”.

Certain of the Company’s variable annuity statutory reserves are ceded to an affiliated captive reinsurance company, Pruco Re. Historically. a reinsurance trust was required by the affiliated captive reinsurance company to satisfy reinsurance reserve credit requirements. As of July 1, 2011 the affiliated offshore captive reinsurance company was redomiciled from Bermuda to Arizona. As a result, beginning in the third quarter of 2011 the assets that support the statutory reserve credits for business reinsured to the captive from the Company are not required to be held in a trust.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2011, the Company filed a motion for judgment on the pleadings in Huffman v. The Prudential Insurance Company, a purported nationwide class action challenging the use of retained asset accounts to settle death benefit claims in ERISA-governed employee welfare plans. In July 2011, the court denied the motion.

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

As discussed under “Contingent Liabilities” above, the Company is subject to audits and inquiries concerning its handling of unclaimed property. During the third quarter of 2011, the Company increased reserves by $9 million for certain policies and contracts active at any time since January 1, 1992, in respect of which the Company expects a death benefit (including delayed claim interest) to be payable based upon the application of new SSMDF matching criteria and an assumption of death without receipt of a valid claim by or on behalf of a beneficiary or other claim documentation.

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

Date: November 14, 2011

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