Form 10-Q
period 2012-03-31
PRUCO LIFE INSURANCE CO
filed 2012-05-11
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission file number 033-37587

Pruco Life Insurance Company

(Exact name of Registrant as specified in its charter)

Arizona	22-1944557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of May 11, 2012, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

Part I - Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

As of March 31, 2012 and December 31, 2011 (in thousands, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2012 – $5,213,508; 2011 – $5,151,406)	$5,592,857	$5,544,124
Equity securities, available for sale, at fair value (cost: 2012 – $14,426; 2011 – $9,627)	13,728	8,269
Trading account assets, at fair value	25,892	25,843
Policy loans	1,055,271	1,050,878
Short-term investments	343,474	283,281
Commercial mortgage and other loans	1,419,860	1,406,492
Other long-term investments	248,604	268,486

Total investments	8,699,686	8,587,373
Cash and cash equivalents	135,357	287,423
Deferred policy acquisition costs	3,143,418	2,545,600
Accrued investment income	86,735	86,020
Reinsurance recoverables	5,421,101	5,729,116
Receivables from parents and affiliates	176,316	195,543
Deferred sales inducements	709,678	542,742
Income taxes receivable	—	76,066
Other assets	39,564	44,555
Separate account assets	66,643,029	58,156,771

TOTAL ASSETS	85,054,884	76,251,209

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	8,004,789	7,811,674
Future policy benefits and other policyholder liabilities	4,900,121	5,294,308
Cash collateral for loaned securities	136,857	153,651
Securities sold under agreements to repurchase	30,770	40,491
Income taxes payable	142,812	—
Short-term debt to affiliates	170,000	129,000
Long-term debt to affiliates	1,172,000	1,172,000
Payables to parent and affiliates	13,772	3,377
Other liabilities	587,254	694,497
Separate account liabilities	66,643,029	58,156,771

TOTAL LIABILITIES	81,801,404	73,455,769

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	836,021	836,021
Retained earnings	2,204,595	1,743,291
Accumulated other comprehensive income	210,364	213,628

TOTAL EQUITY	3,253,480	2,795,440

TOTAL LIABILITIES AND EQUITY	$85,054,884	$76,251,209

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2012 and 2011 (in thousands)

	2012	2011
REVENUES
Premiums	$11,183	$14,096
Policy charges and fee income	325,812	273,545
Net investment income	101,857	111,284
Asset administration fees	62,837	41,928
Other income	14,859	11,179
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(5,915)	(21,075)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income	5,349	18,640
Other realized investment gains (losses), net	(17,908)	29,159

Total realized investment gains (losses), net	(18,474)	26,724

TOTAL REVENUES	498,074	478,756

BENEFITS AND EXPENSES
Policyholders’ benefits	16,878	57,523
Interest credited to policyholders’ account balances	(49,478)	72,669
Amortization of deferred policy acquisition costs	(312,669)	77,277
General, administrative and other expenses	204,532	175,586

TOTAL BENEFITS AND EXPENSES	(140,737)	383,055

INCOME FROM OPERATIONS BEFORE INCOME TAXES	638,811	95,701

Income tax expense	177,507	19,660

NET INCOME	$461,304	$76,041

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	218	437
Unrealized investment gains (losses) for the period	(4,881)	(14,312)
Reclassification adjustment for (gains) losses included in net income	(88)	5,401

Net unrealized investment gains (losses)	(4,969)	(8,910)

Other comprehensive income (loss), before tax:	(4,751)	(8,473)
Less: Income tax expense (benefit) related to items of other comprehensive income	(1,487)	(2,966)

Other comprehensive income (loss), net of tax:	(3,264)	(5,507)

COMPREHENSIVE INCOME	$458,040	$70,534

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Stockholder’s Equity

Three Months Ended March 31, 2012 and 2011 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2011	$2,500	$836,021	$1,743,291	$213,628	$2,795,440
Comprehensive income:
Net income	—	—	461,304	—	461,304
Other comprehensive income (loss), net of tax	—	—	—	(3,264)	(3,264)

Total comprehensive income					458,040

Balance, March 31, 2012	$2,500	$836,021	$2,204,595	$210,364	$3,253,480

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,500	$792,226	$1,902,185	$183,099	$2,880,010

Affiliated asset transfers	—	40,251	(26,151)	—	14,100
Comprehensive income:
Net income	—	—	76,041	—	76,041
Other comprehensive income (loss), net of tax	—	—	—	(5,507)	(5,507)

Total comprehensive income					70,534

Balance, March 31, 2011	$2,500	$832,477	$1,952,075	$177,592	$2,964,644

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011 (in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$461,304	$76,041
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(73,642)	(75,949)
Interest credited to policyholders’ account balances	(49,478)	72,669
Realized investment (gains) losses, net	18,474	(26,724)
Amortization and other non-cash items	(12,511)	(4,876)
Change in:
Future policy benefits and other insurance liabilities	262,856	205,363
Reinsurance recoverables	(263,810)	(178,006)
Accrued investment income	(715)	(1,092)
Receivables from parent and affiliates	18,588	374
Payables to parent and affiliates	724	14,760
Deferred policy acquisition costs	(589,494)	(277,531)
Income taxes payable	220,364	(52,852)
Deferred sales inducements	(65,973)	(98,558)
Other, net	(27,854)	(25,057)

Cash flows from (used in) operating activities	$(101,167)	$(371,438)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$234,312	$223,802
Short-term investments	291,381	132,236
Policy loans	28,838	31,872
Commercial mortgage and other loans	20,802	12,545
Other long-term investments	3,014	789
Payments for the purchase/origination of:
Fixed maturities, available for sale	(282,367)	(218,929)
Short-term investments	(351,567)	(151,850)
Policy loans	(23,599)	(24,327)
Commercial mortgage and other loans	(34,070)	(35,107)
Other long-term investments	(25,078)	(5,244)
Equity securities, available for sale	(5,001)	(2,500)
Notes receivable from parent and affiliates, net	17,193	8,690
Other	1,969	(2,062)

Cash flows from (used in) investing activities	$(124,173)	$(30,085)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$794,166	$778,304
Policyholders’ account withdrawals	(682,511)	(743,827)
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(26,516)	55,274
Net change in financing arrangements (maturities 90 days or less)	41,000	234,058
Drafts outstanding	(3,258)	26,633
Change in reinsurance recoverables	(49,607)	—

Cash flows from (used in) financing activities	$73,274	$350,442

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(152,066)	(51,081)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	287,423	364,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,357	$313,918

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company, is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” which in turn is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” Pruco Life Insurance Company was organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities, primarily through third party distributors, in the District of Columbia, Guam, and in all States except New York.

Pruco Life Insurance Company has three subsidiaries, including one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ,” and two subsidiaries formed in 2009 for the purpose of holding certain commercial loan and other investments. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell life insurance and annuities, primarily through third party distributors, only in New Jersey and New York.

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP,” on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary for a fair statement of the consolidated results of operations and financial condition of the Company have been made. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results that may be expected for the full year. Intercompany balances and transactions have been eliminated.

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, (as more fully described in Note 8). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments and Investment Related Liabilities

The Company’s investments in debt and equity securities include fixed maturities; equity securities; and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans, are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. Interest income, as well as the related amortization of premium and accretion of discount, is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).”

Equity securities, available-for-sale are comprised of common stock, and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income.”

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other long-term investments consist of derivatives, the Company’s investments in joint ventures and limited partnerships in which the Company does not exercise control, as well as investments in the Company’s own separate accounts, which are carried at fair value, and investment real estate. Joint venture and partnership interests are generally accounted for using the equity method of accounting, except in instances in which the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies. In such instances, the Company applies the cost method of accounting. The Company’s share of net income from investments in joint ventures and partnerships is generally included in “Net investment income.”

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions, based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Asset Administration Fees

The Company receives asset administration fee income from policyholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds (see Note 8). In addition, the Company receives fees from policyholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 4, and are recorded in “Realized investment gains (losses), net.”

The Company, excluding its subsidiaries, also sells certain universal life products that contain a no lapse guarantee provision that is reinsured with an affiliate, Universal Prudential Arizona Reinsurance Company (“UPARC”). The reinsurance of this no lapse guarantee results in an embedded derivative that incurs market risk primarily in the form of interest rate risk. Interest rate sensitivity can result in changes in the value of the underlying contractual guarantees that are carried at fair value and included in “Reinsurance recoverables,” and changes in “Realized investment gains (losses), net.” In the third quarter of 2011, the Company amended its reinsurance agreement resulting in a recapture of a portion of this business (See Note 8) effective July 1, 2011. Pursuant to the recapture amendment, the settlement of the recapture premium occurred subsequent to the effective date of the recapture. As a result, the recapture premium was treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. This adjustment was equal to the earned interest and changes in market values from the effective date through the settlement date related to fixed maturity securities from an asset portfolio within UPARC. This settlement feature was accounted for as a derivative.

Concurrent with the recapture discussed above, the Company entered into a new coinsurance agreement with an affiliate, Prudential Arizona Reinsurance Universal Company, (“PAR U”) effective July 1, 2011. The settlement of the initial coinsurance premium also occurred subsequent to the effective date of the coinsurance agreement and contains a settlement provision similar to the recapture premium, discussed above. The adjustment to the initial coinsurance premium was equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from both an asset portfolio within the Company, as well as an asset portfolio within UPARC. The settlement feature of this agreement was accounted for as a derivative (See Note 8 for additional information about this agreement).

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense and change in effective tax rate was primarily driven by a change from pre-tax income for the three months ended March 31, 2011 to the pre-tax income for the three months ended March 31, 2012.

Adoption of New Accounting Pronouncements

Effective January 1, 2012 the Company adopted, retrospectively, updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income. The Unaudited Interim Consolidated Financial Statements included herein reflect the adoption of this updated guidance.

Effective January 1, 2012, the Company adopted, prospectively, updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. The expanded disclosures required by this guidance are included in Note 4. Adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

Effective January 1, 2012, the Company adopted, prospectively, updated guidance regarding the assessment of effective control for repurchase agreements. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Effective January 1, 2012, the Company adopted retrospectively new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 balances was a reduction in “Deferred policy acquisition costs” of $672 million, an increase “Other Liabilities” of $48 million and an increase in “Reinsurance Recoverables” of $2 million related to the impact of this guidance on the 2011 coinsurance agreement with PAR U (see Note 8), an increase in “Policyholders’ Account Balances” of $3 million, and a reduction in “Total equity” of $469 million. The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for the three months ended March 31, 2011 was a decrease of $31 million. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of “Deferred policy acquisition costs,” and, as such, will initially result in lower earnings in future periods primarily reflecting lower deferrals of wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables present amounts as previously reported in 2011, the effect of the change due to the retrospective adoption of the amended guidance related to the deferral of acquisition costs as described above, and the adjusted amounts that are reflected in the Unaudited Interim Consolidated Financial Statements included herein.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Financial Position:

	December 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$3,217,508	$(671,908)	$2,545,600
Reinsurance recoverables	5,727,610	1,506	5,729,116
Income taxes receivable (payable) (1)	(176,517)	252,583	76,066
Other assets	44,557	(2)	44,555
TOTAL ASSETS	76,921,613	(670,404)	76,251,209

Policyholders’ account balances	7,808,840	2,834	7,811,674
Other liabilities	646,569	47,928	694,497
TOTAL LIABILITIES	73,657,590	(201,821)	73,455,769

Retained earnings	2,233,698	(490,407)	1,743,291
Accumulated other comprehensive income	191,804	21,824	213,628
TOTAL EQUITY	3,264,023	(468,583)	2,795,440
TOTAL LIABILITIES AND EQUITY	$76,845,547	$(670,404)	$76,251,209

(1)	Income taxes reported in December 31, 2011 was in a payable position. The effect of the restatement converted the balance to a receivable position and was moved into the asset section of the balance sheet.

Unaudited Interim Consolidated Statements of Operations:

	Three Months Ended March 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$273,611	$(66)	$273,545
Total revenues	478,822	(66)	478,756
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	94,286	(17,009)	77,277
General, administrative and other expenses	127,781	47,805	175,586
Total benefits and expenses	352,259	30,796	383,055
INCOME FROM OPERATIONS BEFORE INCOME TAXES	126,563	(30,862)	95,701
Income tax expense	27,151	(7,492)	19,660
NET INCOME	$99,412	$(23,371)	$76,041

Unaudited Interim Consolidated Statements of Cash Flows:

	Three Months Ended March 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,412	$(23,371)	$76,041
Policy charges and fee income	(76,011)	62	(75,949)
Change in:
Deferred policy acquisition costs	(308,695)	31,164	(277,531)
Income taxes payable	(44,996)	(7,856)	(52,852)
Cash flows from (used in) operating activities	$(371,438)	$—	$(371,438)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$149,297	$10,750	$573	$159,474	$—
Obligations of U.S. states and their political subdivisions	48,337	6,150	38	54,449	—
Foreign government bonds	42,413	6,981	4	49,390	—
Public utilities	652,365	57,197	3,751	705,811	—
All other corporate securities	3,167,411	244,726	6,747	3,405,390	(616)
Asset-backed securities (1)	361,392	18,725	18,098	362,019	(24,304)
Commercial mortgage-backed securities	482,534	40,167	5	522,696	—
Residential mortgage-backed securities (2)	309,759	24,190	321	333,628	(1,244)

Total fixed maturities, available-for-sale	$5,213,508	$408,886	$29,537	$5,592,857	$(26,164)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$90	$4	$37	$57
Industrial, miscellaneous & other	12,100	530	1,253	11,377
Non-redeemable preferred stocks	2,236	58	—	2,294

Total equity securities, available-for-sale	$14,426	$592	$1,290	$13,728

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $10 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$144,083	$14,321	$4	$158,400	$—
Obligations of U.S. states and their political subdivisions	43,830	5,808	—	49,638	—
Foreign government bonds	47,910	6,615	4	54,521	—
Public utilities	589,574	63,283	1,497	651,360	—
All other corporate securities	3,145,363	252,186	6,956	3,390,593	(1,285)
Asset-backed securities (1)	376,505	19,235	22,495	373,245	(27,122)
Commercial mortgage-backed securities	505,310	37,015	2	542,323	—
Residential mortgage-backed securities (2)	298,831	25,550	337	324,044	(1,296)

Total fixed maturities, available-for-sale	$5,151,406	$424,013	$31,295	$5,544,124	$(29,703)

Equity securities available-for-sale
Common Stocks:
Public utilities	$90	$5	$23	$71
Industrial, miscellaneous & other	7,100	597	1,742	5,956
Non-redeemable preferred stocks	2,437	6	201	2,242

Total equity securities, available-for-sale	$9,627	$608	$1,966	$8,269

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI which were not included in earnings. Amount excludes $11 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2012, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$696,989	$724,078
Due after one year through five years	1,459,103	1,575,750
Due after five years through ten years	1,177,531	1,286,087
Due after ten years	726,200	788,599
Asset-backed securities	361,392	362,019
Commercial mortgage-backed securities	482,534	522,696
Residential mortgage-backed securities	309,759	333,628

Total	$5,213,508	$5,592,857

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

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$39,139	$23,304
Proceeds from maturities/repayments	196,505	185,003
Gross investment gains from sales, prepayments and maturities	971	4,275
Gross investment losses from sales and maturities	(116)	(40)
Equity securities, available-for-sale
Proceeds from sales	$—	$—
Proceeds from maturities/repayments	—	—
Gross investment gains from sales	—	—
Gross investment losses from sales	—	—

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(566)	$(2,435)
Writedowns for other-than-temporary impairment losses on equity securities	(201)	(1,357)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Balance, beginning of period	$31,507	$36,820
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,692)	(1,693)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	(3,127)	—
Credit loss impairment recognized in the current period on securities not previously impaired	—	85
Additional credit loss impairments recognized in the current period on securities previously impaired	521	1,956
Increases due to the passage of time on previously recorded credit losses	460	313
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(109)	(595)

Balance, end of period	$27,560	$36,886

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of trading account assets, at fair value as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities:
Asset-backed securities	$16,732	$17,398	$16,597	$17,419
Commercial mortgage-backed securities	4,986	5,033	4,978	5,062

Total fixed maturities	21,718	22,431	21,575	22,481
Equity securities (1)	3,135	3,461	3,135	3,362

Total trading account assets	$24,853	$25,892	$24,710	$25,843

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was ($0.1) million and ($0.2) million during the three months ended March 31, 2012 and 2011, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$250,853	17.5%	$261,699	18.4%
Retail	462,828	32.3	453,352	31.9
Apartments/Multi-Family	221,039	15.4	218,524	15.4
Office	223,117	15.6	223,587	15.8
Hospitality	61,570	4.3	61,910	4.4
Other	96,909	6.8	97,383	6.9

Total commercial mortgage loans by property type	1,316,316	91.9	1,316,455	92.8
Agricultural property loans	116,257	8.1	102,850	7.2

Total commercial mortgage and agricultural loans by property type	1,432,573	100.0%	1,419,305	100.0%

Valuation allowance	(12,713)		(12,813)

Total net commercial and agricultural mortgage loans by property type	$1,419,860		$1,406,492

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in California (20%), New Jersey (12%) and Texas (9%) at March 31, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$12,813	$21,428
Addition to / (release of) allowance of losses	(100)	(8,615)

Allowance for losses, end of year (1)	$12,713	$12,813

(1)	Agricultural loans represent $0.4 million and $0.4 million of the ending allowance at March 31, 2012 and December 31, 2011, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and agricultural loans, as of the dates indicated:

	March 31, 2012	December 31, 2011
	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$5,631	$5,743
Ending balance: collectively evaluated for impairment (2)	7,082	7,070

Total ending balance	$12,713	$12,813

Recorded Investment: (3)
Ending balance: individually evaluated for impairment (1)	$17,706	$17,849
Ending balance: collectively evaluated for impairment (2)	1,414,867	1,401,456

Total ending balance, gross of reserves	$1,432,573	$1,419,305

(1)	There were no agricultural loans individually evaluated for impairments at March 31, 2012 and December 31, 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $116 million and $103 million and related allowance of $0.4 million at March 31, 2012 and December 31, 2011, respectively.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of March 31, 2012 and December 31, 2011 had a recorded investment and unpaid principal balance of $17.7 million and $17.8 million and related allowance of $5.6 million and $5.7 million, respectively, primarily related to the hospitality and other property types. At both March 31, 2012 and December 31, 2011, the Company held no impaired agricultural loans. Net investment income recognized on these loans totaled $0.1 million for the three months ended March 31, 2012, and $0.5 million for the year ended December 31, 2011.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of March 31, 2012 and December 31, 2011, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2 loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of both March 31, 2012 and December 31, 2011, 93% of the $1.4 billion recorded investment had a loan-to-value ratio of less than 80%. As of March 31, 2012 and December 31, 2011, 97% and 95%, respectively, of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of March 31, 2012, approximately $54 million or 4% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans. As of December 31, 2011, approximately $72 million or 5% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural loans.

As of both March 31, 2012 and December 31, 2011, all commercial mortgage and other loans were in current status, with the exception of $1.6 million at December 31, 2011, that were classified as past due, primarily related to other property types. As of March 31, 2012 and December 31, 2011, $19.4 million and $22.6 million, respectively, of commercial mortgage and other loans, were in non-accrual status based upon the recorded investment gross of allowance for credit losses, primarily related to hospitality and other property types. See Note 2 for further discussion regarding nonaccrual status loans. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

For the three months ended March 31, 2012, there were no commercial mortgage and other loans sold or acquired.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2012, the additional funds the Company has committed to provide to borrowers involved in a troubled debt restructuring is not material.

Net Investment Income

Net investment income for the three months ended March 31, 2012 and 2011 was from the following sources:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$67,881	$77,533
Equity securities, available-for-sale	8	136
Trading account assets	318	270
Commercial mortgage and other loans	21,087	19,656
Policy loans	14,098	13,851
Short-term investments and cash equivalents	319	358
Other long-term investments	2,657	4,007

Gross investment income	106,368	115,811
Less: investment expenses	(4,511)	(4,527)

Net investment income	$101,857	$111,284

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2012 and 2011 were from the following sources:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Fixed maturities	$289	$1,800
Equity securities	(201)	(1,357)
Commercial mortgage and other loans	101	441
Joint ventures and limited partnerships	—	—
Derivatives	(18,681)	25,840
Other	18	—

Realized investment gains (losses), net	$(18,474)	$26,724

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available-for-sale” and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$(18,648)	$10,187	$(2,936)	$3,989	$(7,408)
Net investment gains (losses) on investments arising during the period	849	—	—	(297)	552
Reclassification adjustment for (gains) losses included in net income	1,700	—	—	(595)	1,105
Reclassification adjustment for OTTI losses excluded from net income(1)	(106)	—	—	37	(69)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(1,061)	—	371	(690)
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	—	—	(29)	10	(19)

Balance, March 31, 2012	$(16,205)	$9,126	$(2,965)	$3,515	$(6,529)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$443,636	$(179,520)	$75,345	$(118,562)	$220,899
Net investment gains (losses) on investments arising during the period	(14,869)	—	—	5,204	(9,665)
Reclassification adjustment for (gains) losses included in net income	(1,788)	—	—	626	(1,162)
Reclassification adjustment for OTTI losses excluded from net income(2)	106	—	—	(37)	69
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	10,939	—	(4,005)	6,934
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	(710)	249	(461)

Balance, March 31, 2012	$427,085	$(168,581)	$74,635	$(116,525)	$216,614

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset as of the dates indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(16,205)	$(18,648)
Fixed maturity securities, available-for-sale - all other	395,554	411,366
Equity securities, available-for-sale	(698)	(1,359)
Derivatives designated as cash flow hedges (1)	583	2,523
Other investments	31,646	31,107

Net unrealized gains (losses) on investments	$410,880	$424,989

(1)	See Note 5 for more information on cash flow hedges.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$26,789	$573	$—	$—	$26,789	$573
Obligations of U.S. states and their political subdivisions	2,432	38	—	—	2,432	38
Foreign government bonds	96	4	—	—	96	4
Corporate securities	387,912	8,918	16,995	1,580	404,907	10,498
Asset-backed securities	12,851	115	65,679	17,983	78,530	18,098
Commercial mortgage-backed securities	3,464	4	946	1	4,410	5
Residential mortgage-backed securities	21,504	185	4,509	136	26,013	321

Total	$455,048	$9,837	$88,129	$19,700	$543,177	$29,537

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available for sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,696	$4	$—	$—	$4,696	$4
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	96	4	—	—	96	4
Corporate securities	196,766	6,060	13,355	2,393	210,121	8,453
Asset-backed securities	57,956	389	69,641	22,106	127,597	22,495
Commercial mortgage-backed securities	563	—	1,051	2	1,614	2
Residential mortgage-backed securities	4,706	213	4,022	124	8,728	337

Total	$264,783	$6,670	$88,069	$24,625	$352,852	$31,295

The gross unrealized losses at March 31, 2012 and December 31, 2011 are composed of $17 million and $10 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $13 million and $21 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2012, $18 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for less than six months, as compared to $22 million at December 31, 2011 that represented declines in value of greater than 20%, $3 million of which had been in that position for less than six months. At March 31, 2012 and December 31, 2011, the $20 million and $25 million respectively, of gross unrealized losses of twelve months or more were concentrated in asset-backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2012 and December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	March 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available-for-sale	$8,311	$1,290	$—	$—	$8,311	$1,290

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available-for-sale	$3,016	$1,966	$—	$—	$3,016	$1,966

At March 31, 2012, $1 million of the gross unrealized losses represented declines in value of greater than 20%, all of which have been in that position for less than six months. At December 31, 2011, $2 million of the gross unrealized losses represented declines in value of greater than 20%, $1.4 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2012 or December 31, 2011.

4. FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative guidance around fair value establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and certain short-term investments, and equity securities. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2 - Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain commercial mortgage loans, certain short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of March 31, 2012 and December 31, 2011, these over-rides on a net basis were not material.

The Company has established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. The valuation policies and guidelines are reviewed and updated as appropriate.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$154,777	$4,697	$—	$159,474
Obligations of U.S. states and their political subdivisions	—	54,449	—	—	54,449
Foreign government bonds	—	49,390	—	—	49,390
Corporate securities	—	4,063,779	47,422	—	4,111,201
Asset-backed securities	—	310,579	51,440	—	362,019
Commercial mortgage-backed securities	—	522,696	—	—	522,696
Residential mortgage-backed securities	—	333,628	—	—	333,628

Sub-total	—	5,489,298	103,559	—	5,592,857

Trading account assets:
Asset-backed securities	—	17,399	—	—	17,399
Commercial mortgage-backed securities	—	5,032	—	—	5,032
Equity securities	—	—	3,461	—	3,461

Sub-total	—	22,431	3,461	—	25,892

Equity securities, available for sale	11,167	—	2,561	—	13,728
Short-term investments	89,299	254,175	—	—	343,474
Cash equivalents	11,845	60,154	—	—	71,999
Other long-term investments	—	152,827	3,738	(50,925)	105,640
Reinsurance Recoverable	—	—	343,816	—	343,816
Other assets	—	193,581	—	—	193,581

Sub-total excluding separate account assets	112,311	6,172,466	457,135	(50,925)	6,690,987

Separate account assets (1)	2,642,620	63,761,426	238,983	—	66,643,029

Total assets	$2,754,931	$69,933,892	$696,118	$(50,925)	$73,334,016

Future policy benefits	$—	$—	$350,661	$—	$350,661
Other Liabilities	—	50,925	—	(50,925)	—

Total liabilities	$—	$50,925	$350,661	$(50,925)	$350,661

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$153,704	$4,696	$—	$158,400
Obligations of U.S. states and their political subdivisions	—	49,638	—	—	49,638
Foreign government bonds	—	54,521	—	—	54,521
Corporate securities	—	4,018,233	23,720	—	4,041,953
Asset-backed securities	—	310,816	62,429	—	373,245
Commercial mortgage-backed securities	—	542,323	—	—	542,323
Residential mortgage-backed securities	—	324,044	—	—	324,044

Sub-total	—	5,453,279	90,845	—	5,544,124

Trading account assets:
Asset-backed securities	—	17,419	—	—	17,419
Commercial mortgage-backed securities	—	5,062	—	—	5,062
Equity securities	—	—	3,362	—	3,362

Sub-total	—	22,481	3,362	—	25,843

Equity securities, available for sale	5,617	—	2,652	—	8,269
Short-term investments	101,608	181,673	—	—	283,281
Cash equivalents	42,158	191,920	—	—	234,078
Other long term investments	—	180,603	686	(57,612)	123,677
Reinsurance Recoverables	—	—	868,824	—	868,824
Other assets	—	70,519	122,305	—	192,824

Sub-total excluding separate account assets	149,383	6,100,475	1,088,674	(57,612)	7,280,920

Separate account assets (1)	1,803,852	56,130,595	222,324	—	58,156,771

Total assets	$1,953,235	$62,231,070	$1,310,998	$(57,612)	$65,437,691

Future policy benefits	$—	$—	$912,988	$—	$912,988
Other Liabilities	—	57,612	—	(57,612)	—

Total liabilities	$—	$57,612	$912,988	$(57,612)	$912,988

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of March 31, 2012 and December 31, 2011, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets – Trading account assets consist primarily of asset-backed securities, perpetual preferred stock and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

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

Derivatives classified as Level 3 may include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs (e.g., individual credit default spreads, interest rates and recovery rates), and unobservable model-specific input values such as correlation between different credits within the same basket. Structured options and derivatives are valued using simulation models such as the Monte Carlo and other techniques. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of March 31, 2012 and December 31, 2011, there were derivatives with the fair value of $3.1 million and $102 thousand classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Separate Account Assets – Separate Account Assets primarily include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Other Assets – Other assets carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits”. Reinsurance recoverables also includes reinsurance of the no lapse guarantee provisions available on a portion of certain universal life products and is considered an embedded derivative. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

Future Policy Benefits – The liability for future policy benefits primarily includes general account liabilities for guarantees on variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

Significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of the assumptions utilized in the valuation of the embedded derivatives associated with the Company’s optional living benefit features are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values as well as discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve, and is adjusted for NPR, as discussed below. Assuming all other assumptions remain unchanged, a decline in interest rates will generally cause account values to grow more slowly, increasing future expected benefit payments, as well as decreasing the discounting impact in the present value calculation, both of which would cause increases in the fair value of the liability. The opposite impacts occur as interest rates rise. Implied volatility also impacts the estimate of future expected benefit payments. An increase in implied volatility will generally increase future expected benefit payments, causing an increase in the fair value of the liability. The opposite impact occurs as implied volatility declines.

Actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including market transactions such as acquisitions and reinsurance transactions. Assumptions relating to contractholder behavior such as lapse, benefit utilization, withdrawal, and mortality rates, are based on experience by product type and/or year of contract issuance. Unless a material change in contractholder behavior or mortality experience that the Company feels is indicative of a long term trend is observed in an interim periods, assumptions related to contractholder behavior and mortality are generally updated in the third quarter of each year by considering the actual experience that has occurred during the period from the most recent update to the expected amounts. These assumptions require the use of management judgment and are discussed in further detail below.

Level 3 Assets and Liabilities by Price Source – The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$4,697	$4,697
Corporate securities	46,314	1,108	47,422
Asset-backed securities	912	50,528	51,440
Equity securities	2,561	3,461	6,022
Other long-term investments	3,122	616	3,738
Reinsurance Recoverable	343,816	—	343,816

Sub-total excluding separate account assets	396,725	60,410	457,135

Separate account assets:
Equity Securities	—	162,928	162,928
Other Invested Assets	76,055	—	76,055

Total assets	$472,780	$223,338	$696,118

Future policy benefits	$350,661	$—	$350,661

Total liabilities	$350,661	$—	$350,661

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below represents quantitative information on significant internally priced Level 3 assets and liabilities.

	As of March 31, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(in thousands)
Assets:
Corporate securities	$46,314	Discounted cash flow	Discount rate	$4.65% -15.35% (10.79%)
		Market comparables	EBITDA multiples (1)	7.4X - 7.5X (7.47X)
		Cap at call price	Call price	100% (100%)
		Liquidation	Liquidation value	78%
Reinsurance Recoverables	$343,816	Fair values are determined in the same manner as future policy benefits
Separate account assets:
Other invested assets	$76,055	-see discussion below

Liabilities:
Future policy benefits	$350,661	Discounted cash flow	Lapse rate	0% - 15%
			NPR spread	0.4% - 2%
			Utilization rate	60% - 90%
			Withdrawal rate	90% - 100%
			Mortality rate (2)	0% - 10%
			Equity Volatility curve	18% - 30%

(1)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(2)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

Corporate Securities – Internally priced corporate securities classified in Level 3 include certain below investment grade watchlist and distressed fixed maturity securities. For securities where discounted cash flows are used, the primary unobservable input is the internally developed discount rate. Significant increases in the discount rate would result in a significantly lower fair value, with the reverse being true for decreases in the discount rate. In certain cases, the Company uses an estimated liquidation value of the borrower or underlying assets. The Company also applies market comparables, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples for certain securities. In isolation, an increase in the value of these inputs would result in an increase in fair value, with the reverse being true for decreases in the value of these inputs.

Separate Account Assets – Other Invested Assets – Other Invested Assets held within the separate accounts include investments in real estate that are reported at fair value. In general, these fair value estimates are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. In cases where real estate investments are made through indirect investments, fair value is generally determined by the Company’s equity in net assets of the entities. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 classification unless otherwise noted.

Changes in fair value of these investments are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statement of Operations. In addition, fees earned by the Company related to the management of these assets do not change due to changes in the fair value of these investments.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits”. Also included in other assets are certain universal life products that contain a no-lapse guarantee provision. The reinsurance agreements covering these guarantees are derivatives and are accounted for in the same manner as an embedded derivative.

Future Policy Benefits – Future policy benefits classified as Level 3 are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs,

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

and the general uncertainty around the timing and amount of future cash flows. As described above, the significant unobservable inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates and mortality rates as well as volatility assumptions and assumptions used to reflect NPR.

The Company’s dynamic lapse rate assumption adjusts the base lapse rate at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current policyholder account value as well as other factors, such as the applicability of any surrender charges. The dynamic lapse adjustment reduces the base lapse rate based on the magnitude of the difference between the guaranteed amount and the account value. In-the-money contracts are those with a guaranteed benefit in excess of the current policyholder account value. Since in-the-money contracts are less likely to lapse, the dynamic lapse adjustment will reduce the lapse rate assumption for these contracts. All else being equal, contracts having a larger difference between the guaranteed amount and the account value will have a smaller lapse rate after applying the dynamic lapse rate adjustment. For less in the money contracts, the lapse rate assumption will be closer to the base lapse rate. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. A lower base lapse rate is applied to contracts in the surrender charge period. A higher base lapse rate is applied to contracts in the year the surrender charge period expires.

To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company’s insurance subsidiaries in the valuation of the liability or asset appropriately takes into consideration NPR. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company’s insurance subsidiaries, as indicated by the credit spreads associated with funding agreements issued by these subsidiaries. The Company adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. This additional spread, as mentioned in the table above, is applied at an individual contract level and only to those individual living benefit contracts in a liability position and generally not to those in a contra-liability position. An increase in the spread over LIBOR increases the discounting impact in the present value calculation and will generally cause a decrease in the fair value of the liability

The Company’s benefit utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, including the estimated timing of the first lifetime income withdrawal by the contractholder. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The utilization rate varies by product, based on the availability of an enhanced guarantee after a certain waiting period. For example, the utilization rates for a product with the opportunity to double the guaranteed value after a 10, 12 or 20 year accumulation period are adjusted based on contractholder experience related to such enhancement. Generally, the Company assumes about 60 – 90% of contractholders that utilize the guaranteed benefit (depending on the product type, contractholder age and contract age) will begin lifetime withdrawals at various time intervals from contract inception with the remaining contractholders either beginning lifetime withdrawals immediately or never utilizing the benefit. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

The Company’s withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the amount allowable under the contract. Larger differences in the withdrawal rate assumption compared to the contractual guaranteed income withdrawal percentage, either positive or negative, will generally result in a decrease in the fair value of the liability. Prior to the exhaustion of the contractholder’s total account value the Company assumes contractholders will withdraw a certain percentage of the maximum allowable amount under the contract and will withdraw the maximum once the contractholder account value is completely exhausted.

Based on historical experience the Company applies a mortality rate adjustment compared to standard industry tables. Overall mortality rates vary by contract group based on the age of the contractholder. Generally, the Company does not expect actual mortality trends to change significantly in the short-term, and to the extent these trends may change the Company expects such changes to be gradual over the long-term. Since the variable annuity living benefits generally provide for a minimum withdrawal benefit for life, increases in mortality rates will decrease the fair value of the liability, with the reverse being true with decreases in mortality rates.

Market volatility also impacts the estimate of future expected benefit payments. The Company uses an equity volatility curve based on third party inputs. The curve starts with first year implied volatility and grades to a long-term realized volatility. The first year implied volatility determines the overall slope of the equity volatility curve. An increase in implied volatility will generally increase future expected benefit payments, causing an increase in the fair value of the liability.

Transfers between Levels 1 and 2 – There were no transfers between Level 1 and Level 2 for the three months ended March 31, 2012 and 2011.

Changes in Level 3 assets and liabilities - The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2012, as well as the portion of gains or losses included in income for the three months ended March 31, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2012.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Fixed Maturities, Available for Sale - U.S. Treasury Securities	Fixed Maturities, Available for Sale - Corporate Securities	Fixed Maturities, Available for Sale - Asset- Backed Securities	Equity Securities, Available for Sale	Other Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$4,696	$23,720	$62,429	$2,652	$3,362
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	75	—	(201)	—
Asset management fees and other income	—	—	—	—	99
Included in other comprehensive income (loss)	1	799	2,672	110	—
Net investment income	—	22	105	—	—
Purchases	—	3,365	—	—	—
Sales	—	(3)	—	—	—
Issuances	—	1,769	—	—	—
Settlements	—	(3,882)	(7,951)	—	—
Transfers into Level 3 (2)	—	21,655	—	—	—
Transfers out of Level 3 (2)	—	(98)	(5,815)	—	—

Fair value, end of period assets/(liabilities)	$4,697	$47,422	$51,440	$2,561	$3,461

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$99
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$1	$775	$1,105	$(91)	$—

	Three Months Ended March 31, 2012
	Other Long-term investments	Reinsurance Recoverable	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$686	$868,824	$222,323	$(912,987)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,769)	(591,214)	(781)	658,571
Asset management fees and other income	31	—	—	—
Interest credited to policyholder account balances	—	—	8,615	—
Included in other comprehensive income (loss)	—	—	—	—
Net investment income	—	—	—	—
Purchases	4,782	66,206	39,835	—
Sales	—	—	(31,009)	—
Issuances	—	—	—	(96,245)
Settlements	8	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—

Fair value, end of period assets/(liabilities)	$3,738	$343,816	$238,983	$(350,661)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(1,659)	$(588,346)	$—	$655,480
Asset management fees and other income	$31	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$8,616	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers –Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three months ended March 31, 2011, as well as the portion of gains or losses included in income for the three months ended March 31, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at March 31, 2011.

	Three Months Ended March 31, 2011
	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Equity Securities, Available for Sale	Other Long - Term Investments
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$49,050	$59,770	$1,792	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,316)	799	(1,221)	262
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	(260)	266	1,552	—
Net investment income	111	237	—	—
Purchases	1,103	5,164	—	—
Sales	(589)	(5,075)		—
Issuances	318	—		—
Settlements	(3,887)	(1,350)		—
Transfers into Level 3 (2)	4,412	—	8,695	—
Transfers out of Level 3 (2)	—	(3,966)	—	—

Fair value, end of period assets/(liabilities)	$48,942	$55,845	$10,818	$262

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(1,301)	$—	$(1,221)	$235
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(239)	$342	$1,556	$—

	Three Months Ended March 31, 2011
	Reinsurance recoverable	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$(373,000)	$24,278	$198,451	$452,822
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(275,996)	—	197	311,558
Asset management fees and other income	—	—	—	—
Interest credited to policyholder account balances	—	—	8,104	—
Included in other comprehensive income (loss)	—	(55)	—	—
Net investment income	—	—	—	—
Purchases	48,362	430	6,310	—
Sales	—	—	—	—
Issuances	—	—	—	(54,910)
Settlements	—	(2)	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—

Fair value, end of period assets/(liabilities)	$(600,634)	$24,651	$213,062	$709,470

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(276,358)	$—	$—	$312,080
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$8,104	$—
Included in other comprehensive income (loss)	$—	$(55)	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers – As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the first quarter of 2011, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available-for-Sale. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	March 31, 2012
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$—	$1,560,578	$1,560,578	$1,419,860
Policy loans	—	—	1,368,573	1,368,573	1,055,271
Cash	63,358	—	—	63,358	63,358
Accrued investment income	—	86,735	—	86,735	86,735
Other assets	—	12,086	—	12,086	11,087
Liabilities:
Investment Contracts - Policyholders’ Account Balances	—	652,679	57,901	710,580	713,085
Cash collateral for loaned securities	—	136,857	—	136,857	136,857
Securities sold under agreement to repurchase	—	30,770	—	30,770	30,770
Short-term debt	—	170,541	—	170,541	170,000
Long-term debt	—	1,213,309	—	1,213,309	1,172,000
Other liabilities	—	180,258	—	180,258	180,258

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above for those financial instruments have been determined by using available market standard information and by applying market valuation methodologies, as described in more detail below.

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate plus an appropriate credit spread for similar quality loans. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Credit spreads take into account public corporate bond spreads of similar quality and maturity, commercial mortgage-backed security spreads, whole loan spreads and other relevant market information such as spread indications from market participants on new originations, as well as unobservable inputs such as specific adjustments for property types.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Policy Loans

The fair value of policy loans is calculated using a discounted cash flow model based upon current U.S. Treasury rates and historical loan repayment patterns.

Cash

The Company monitors cash to ensure there is sufficient demand and maintenance of sufficient solvency in the depository institutions. The Company believes that carrying value approximates fair value.

Accrued Investment Income

Due to the short term until settlement of accrued investment income, the Company believes that carrying value approximates fair value.

Other Assets

Other assets included in the table above reflect those assets that meet the definition of financial instruments. They include short-term receivables, such as unsettled trades and accounts receivable. Due to the short term until settlement of these assets, the Company believes that carrying value approximates fair value. Also included in other assets is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt.”

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

Cash Collateral for Loaned Securities

This represents the collateral received or paid in connection with loaning or borrowing securities, similar to the securities sold under agreement to repurchase below. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received/paid.

Securities Sold under Agreements to Repurchase

The Company receives collateral for selling securities under agreements to repurchase or pledges collateral under agreements to resell. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities repurchase and resale agreements are also generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

Short-Term and Long-Term Debt

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

Other Liabilities

Other liabilities are primarily short-term payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of these liabilities, the Company believes that carrying value approximates fair value.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

5. DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps are used by the Company to manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it anticipates acquiring and other anticipated transactions and commitments. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

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

Under currency forwards, the Company agrees with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. dollar-denominated earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.

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

Embedded Derivatives

The Company sells variable annuity contracts that include certain optional living benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains (losses), net.”

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $351 million and $913 million as of March 31, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $344 million and $869 million as of March 31, 2012 and December 31, 2011, respectively.

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

	March 31, 2012			December 31, 2011
	Notional	Fair Value		Notional	Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Qualifying Hedges
Currency/Interest Rate
Currency Swaps	$60,507	$2,354	$(1,648)	$60,507	$3,500	$(865)

Total Qualifying Hedges	$60,507	$2,354	$(1,648)	$60,507	$3,500	$(865)

Non-Qualifying Hedges
Interest Rate
Non-Currency Swaps	$889,400	$80,766	$(5,599)	$766,900	$98,500	$(2,110)

Currency
Forwards	7,334	42	(23)	7,273	37	(108)
Credit
Credit Default Swaps	10,000	29	(1,090)	73,000	203	(667)
Currency/Interest Rate
Currency Swaps	52,237	1,560	(1,901)	52,236	2,522	(1,502)
Equity
Equity Non-Currency Swaps	155,118	—	(4,224)	137,175	—	(4,680)
Equity Options	15,044,959	71,198	(36,440)	7,956,521	75,945	(47,680)

Total Non-Qualifying Hedges	16,159,048	153,595	(49,277)	8,993,105	177,207	(56,747)

Total Derivatives (1)	$16,219,555	$155,949	$(50,925)	$9,053,612	$180,707	$(57,612)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $381 million and $948 million as of March 31, 2012 and December 31, 2011, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale”, respectively.

Cash Flow Hedges

The Company uses currency swaps in its cash flow hedge accounting relationships. This instrument is only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, and equity or embedded derivatives in any of its cash flow hedge accounting relationships.

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$104	$4	$(1,940)

Total qualifying hedges	—	104	4	(1,940)

Non-qualifying hedges
Interest Rate	(20,675)	—	—	—
Currency	(165)	—	—	—
Currency/Interest Rate	(1,216)	—	(8)	—
Credit	(675)	—	—	—
Equity	(34,967)	—	—	—
Embedded Derivatives	39,017	—	—	—

Total non-qualifying hedges	(18,681)	—	(8)	—

Total	$(18,681)	$104	$(4)	$(1,940)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2011
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$85	$(56)	$(1,681)

Total qualifying hedges	—	85	(56)	(1,681)

Non-qualifying hedges
Interest Rate	(3,328)	—	—	—
Currency	(274)	—	—	—
Currency/Interest Rate	(1,496)	—	—	—
Credit	(260)	—	—	—
Equity	(2,702)	—	—	—
Embedded Derivatives	33,900	—	—	—

Total non-qualifying hedges	25,840	—	—	—

Total	$25,840	$85	$(56)	$(1,681)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the period ending March 31, 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2011	$2,523
Net deferred losses on cash flow hedges from January 1 to March 31, 2012	(1,832)
Amount reclassified into current period earnings	(108)

Balance, March 31, 2012	$583

As of March 31, 2012 the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 15 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Stockholder’s Equity.

Credit Derivatives Written

The Company wrote credit derivatives under which the Company was obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, was $0 million and $58 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $0 million, at March 31, 2012 and December 31, 2011, respectively. These credit derivatives generally have maturities of less than 10 years and consist of corporate securities within the finance industry. At December 31, 2011, the underlying credits had an NAIC designation rating of 1.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $90 million and $85 million at March 31, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $31 million and $35 million at March 31, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2012 and December 31, 2011, the Company had $10 million and $15 million of outstanding notional amounts, respectively, reported at fair value as a liability of $1 million and a liability of less than a million, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions. Generally, the credit exposure of the Company’s OTC derivative transactions is represented by the contracts with a positive fair value (market value) at the reporting date after taking into consideration the existence of netting agreements.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC or “PGF”, related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 8.

Under fair value measurements, the Company incorporates the market’s perception of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $18 million of commercial loans as of March 31, 2012. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $74 million as of March 31, 2012.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In April 2012, the Company filed a motion to dismiss the complaint.

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the New York Department of Insurance (“NYDOI”) regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

7. REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Prudential Arizona Reinsurance Universal Company, or “PAR U”, Pruco Reinsurance Ltd., or “Pruco Re”, Prudential Arizona Reinsurance III Company, or “PAR III”, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

The Company has entered into various reinsurance agreements with an affiliate, Pruco Re, to reinsure its living benefit features sold on certain of its annuities as part of its risk management and capital management strategies. For additional details on these agreements, see Note 8.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for long duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. The affiliated reinsurance agreements are described further in Note 8.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income in the first quarter of 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Premiums	$290,398	$267,950
Reinsurance ceded	(279,215)	(253,854)

Premiums	$11,183	$14,096

Direct policy charges and fees	$430,006	$341,234
Reinsurance ceded	(104,194)	(67,689)

Policy charges and fees	$325,812	$273,545

Policyholders’ benefits ceded	$201,932	$203,330
Realized capital gains (losses) net, associated with derivatives	$(624,045)	$(281,621)

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company also entered into an agreement with UPARC (See Note 8) to reinsure a portion of the no-lapse guarantee provision on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 5 for additional information related to the accounting for embedded derivatives.

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Domestic life insurance-affiliated	$4,034,287	$3,876,626
Domestic individual annuities-affiliated	344,196	869,159
Domestic life insurance-unaffiliated	569	(658)
Taiwan life insurance-affiliated	1,042,049	983,989

	$5,421,101	$5,729,116

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Substantially all reinsurance contracts are with affiliates as of March 31, 2012 and December 31, 2011. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of March 31, 2012 and 2011 were as follows:

	March 31, 2012	March 31, 2011
	(in thousands)
Gross life insurance face amount in force	$578,780,482	$551,458,377
Reinsurance ceded	(525,616,107)	(497,394,377)

Net life insurance face amount in force	$53,164,375	$54,064,000

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was approximately $1 million for the first quarter of 2012 and 2011. The expense charged to the Company for the deferred compensation program was $2 million in the first quarter of 2012 and 2011.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million and $4 million in the first quarter of 2012 and 2011, respectively.

Prudential Insurance sponsors voluntary savings plans for its employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million in the first quarter of 2012 and 2011.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,220 million at March 31, 2012 and $2,134 million at December 31, 2011. Fees related to these COLI policies were $9 million and $8 million for the first quarter of 2012 and 2011, respectively. The Company retains the majority of the mortality risk associated with these COLI policies.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The portion of this reinsurance contract related to mortality is accounted for as reinsurance. Reinsurance recoverables related to this reinsurance agreement were $20 million and $21 as of March 31, 2012 and December 31, 2011, respectively. Fees ceded to UPARC in the first quarter of 2012 and 2011 were $8 million and $17 million, respectively. Benefits ceded to UPARC in the first quarter of 2012 and 2011 were $3 million, and $18 million, respectively. The portion of this reinsurance contract related to the no lapse guarantee provision is accounted for as an embedded derivative. Realized gains (losses) on the no lapse guarantee embedded derivative were $(3) million for the first quarter of 2012 and 2011.

PAR U

Effective July 1, 2011, the Company, excluding its subsidiaries, entered into to an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 70% of the all risks associated with its universal protector policies having no lapse guarantees as well as its universal plus policies, with effective dates prior to January 1, 2011. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Under this agreement, an initial reinsurance premium of $2,447 million less a ceding allowance of $1,439 million, was paid to PAR U. Consideration for the amount due to PAR U was transferred on October 31, 2011 and was treated as if settled on the effective date of the coinsurance agreement. The time elapsed between the effective date and the settlement date resulted in a derivative equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from both an asset portfolio within the Company, as well as an asset portfolio within UPARC.

Amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Reinsurance recoverables	$1,402,444	$1,356,705
Policy loans	$(38,111)	$(36,556)
Deferred policy acquisition costs	$(136,582)	$(127,726)
Other liabilities (reinsurance payables) (1)	$149,028	$153,688

(1)	Includes the unamortized portion of the deferred gain arising from the coinsurance agreement with PAR U of $128 million and $132 million as of March 31, 2012 and December 31, 2011, respectively.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income in the first quarter of 2012 are as follows:

Three Months Ended
March 31, 2012
(in thousands)
Gross policy charges and fee income	$(44,251)
Net investment income	$(339)
Other income	$3,574
Interest credited to policyholders’ account balance	$11,855
Policyholders’ benefits	$22,484
Reinsurance expense allowances, net of capitalization and amortization	$10,070

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, exclusive of My Term, ROP Term Life issued through its life insurance subsidiary, and those reinsured by PAR III (see below) through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $2,110 million and $2,064 million as of March 31, 2012 and December 31, 2011, respectively. Premiums ceded to PARCC in the first quarter of 2012 and 2011 were $173 million and $183 million, respectively. Benefits ceded to PARCC in the first quarter of 2012 and 2011 were $100 million and $106 million respectively. Reinsurance expense allowances, net of capitalization and amortization were $35 million and $39 million for the first quarter of 2012 and 2011, respectively.

PAR TERM

The Company reinsures 95% of the risk under its term life insurance policies with effective dates on or after January 1, 2010, exclusive of My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $318 million and $248 million as of March 31, 2012 and December 31, 2011, respectively. Premiums ceded to PAR TERM were $86 million and $51 million, for the first quarter of 2012 and 2011, respectively. Benefits ceded to PAR TERM were $31 million and $5 million, for the first quarter of 2012 and 2011, respectively. Reinsurance expense allowances, net of capitalization and amortization were $17 million and $10 million for the first quarter of 2012 and 2011, respectively.

PAR III

The Company, excluding its subsidiaries, reinsures 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $7 million and $8 million as of March 31, 2012 and December 31, 2011, respectively. Premiums ceded to PAR III were less than $1 million for the first quarter of 2012 and 2011. Benefits ceded to PAR III in were less than $1 million for the first quarter of 2012 and 2011. Reinsurance expense allowances, net of capitalization and amortization were less than $1 million for first quarter of 2012 and 2011.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2011, the Company recaptured the portion of this reinsurance agreement related to its universal plus policies having effective dates prior to January 1, 2011. The Company now reinsures these risks with PAR U discussed above. Reinsurance recoverables related to this agreement were $171 million and $173 million as of March 31, 2012 and December 31, 2011, respectively. Premiums and fees ceded to Prudential Insurance in the first quarter of 2012 and 2011 were $53 million. Benefits ceded to Prudential in the first quarter of 2012 and 2011 were $47 million and $69 million, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement. Reinsurance recoverables related to this agreement were $7 million as of March 31, 2012 and December 31, 2011. Benefits ceded were less than $1 million for the first quarter of 2012 and 2011, respectively.

Pruco Re

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

The following table provides information relating to fees ceded to Pruco Re under these agreements which are included in “Realized investment (losses) gains, net” on the Unaudited Interim Consolidated Statement of Operations and Comprehensive Income for the dates indicated.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Pruco Reinsurance
Effective January 24, 2011
Highest Daily Lifetime Income (“HDI”) (1)	$20,300	$1
Spousal Highest Daily Lifetime Income (“SHDI”) (1)	8,075	0
Effective beginning August 24, 2009
Highest Daily Lifetime 6 Plus (“HD6+”) (1)	33,829	23,357
Spousal Highest Daily Lifetime 6 Plus (“SHD6+”) (1)	16,057	10,805
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7+”)	4,456	4,018
Spousal Highest Daily Lifetime 7 Plus (“SHD7+”)	2,362	2,100
Effective January 28, 2008
Highest Daily Lifetime 7 (“HD7”)	2,844	2,704
Spousal Highest Daily Lifetime 7 (“SHD7”)	690	651
Effective March 15, 2010
Guaranteed Return Option Plus II (“GRO+ II”)	951	757
Effective January 28, 2008
Highest Daily Guaranteed Return Option (“ HD GRO”)	156	150
Highest Daily Guaranteed Return Option II (“HD GRO II” )	768	610
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	1,134	1,201
Spousal Lifetime Five (“SLT5”)	586	619
Effective Since 2005
Lifetime Five (“LT5”) (2)	3,765	4,013

Total Pruco Reinsurance	$95,973	$50,986

(1)	Effective October 1, 2011, PLNJ entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of this rider.
(2)	Effective August 1, 2007, the Company amended this coinsurance agreement to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $344 million and $869 million as of March 31, 2012 and December 31, 2011, respectively. Realized gains (losses) on the reinsurance recoverable were ($621) million and ($279) million for the first quarter of 2012 and 2011, respectively, primarily driven by changes in market conditions in the period. The underlying asset as of March 31, 2012 and the contra-asset as of December 31, 2011 are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Affiliated premiums in the first quarter of 2012 and 2011 from the Taiwan coinsurance agreement were $16 million and $17 million, respectively. Affiliated benefits ceded in the first quarter of 2012 and 2011 from the Taiwan coinsurance agreement were $6 million in both periods.

Reinsurance recoverables related to the Taiwan coinsurance agreement were $1,042 million and $984 million as of March 31, 2012 and December 31, 2011, respectively.

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

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $48.6 million and $31.3 million for the quarters ended March 31, 2012 and 2011 respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $2.6 million and $2.8 million for the quarters ended March 31, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income.

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

Debt Agreements

The Company is authorized to borrow funds up to $1.6 billion from affiliates to meet its capital and other funding needs. As of March 31, 2012, the Company had $170 million of short-term debt outstanding, including $114 million with Prudential Financial and $56 million with Prudential Funding, LLC. As of December 31, 2011, the Company had $129 million of short-term debt outstanding, including $114 million with Prudential Financial and $15 million with Prudential Funding, LLC. Total interest expense on short-term affiliated debt to the Company was $0.2 million and $0.1 million for the quarters ended March 31, 2012 and 2011, respectively.

On December 20, 2010, the Company borrowed $650 million from Prudential Insurance. This loan has a fixed interest rate of 3.47% and matures on December 21, 2015. Total interest expense on affiliated long-term debt was $5.6 million and $5.6 million for the quarters ended March 31, 2012 and 2011, respectively.

On November 15, 2010, the Company borrowed $245 million from Prudential Financial. This loan has a fixed interest rate of 3.01% and matures on November 13, 2015. On December 15, 2011, the Company repaid $179 million to Prudential Financial as a partial repayment for the $245 million borrowing. The outstanding principal related to this loan was $66 million at March 31, 2012. Total interest expense on affiliated long-term debt was $0.5 million and $1.8 million for the quarters ended March 31, 2012 and 2011, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On June 20, 2011, the Company entered into a series of four $50 million borrowings with Prudential Financial, totaling $200 million. The loans have fixed interest rates ranging from 1.66% to 3.17% and maturity dates staggered one year apart, from June 19, 2013 to June 19, 2016. Total interest expense on affiliated long-term debt was $1.2 million for the quarter ended March 31, 2012.

On December 15, 2011, the Company entered into a series of five $53 million borrowings and on December 16, 2011 four $11 million borrowings with Prudential Financial, totaling $309 million. The loans have fixed interest rates ranging from 2.08% to 3.61% and maturity dates staggered one year apart, from December 17, 2012 to December 16, 2016. Total interest expense on affiliated long-term debt was $2.3 million for the quarter ended March 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2012, compared with December 31, 2011, and its consolidated results of operations for the three months ended March 31, 2012 and 2011. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells universal life insurance, variable life insurance, term life insurance and variable and fixed annuities, primarily through third party distributors in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure, as the legal barriers that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position.

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

As of March 31, 2012, approximately $51.1 billion or 87% of total variable annuity account values contain a living benefit feature, compared to approximately $44.0 billion or 86% as of December 31, 2011. As of March 31, 2012, approximately $46.5 billion or 91% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $39.6 billion or 90% as of December 31, 2011. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The asset transfer feature associated with currently-sold benefit features transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate account. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance agreements. Primarily in the reinsurance affiliate, interest rate swaps, swaptions, floors and caps as well as equity options and futures are purchased to hedge certain living benefit features accounted for as embedded derivatives against changes in interest rates, equity markets and market volatility. Historically, our hedging strategy sought to generally match certain capital market sensitivities of the embedded derivative liability as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), excluding the impact of the market-perceived risk of our own non-performance, with capital market derivatives and options. In the third quarter of 2010, the hedging strategy was revised as, management of the Company and the reinsurance affiliate do not believe that the U.S. GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. The hedge target is grounded in a U.S. GAAP/capital markets valuation framework but incorporates two modifications to the U.S. GAAP valuation assumptions. A credit spread is added to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The volatility assumption is also adjusted to remove certain risk margins embedded in the value of the embedded derivative liability under U.S. GAAP, as we believe the increase in the liability driven by these margins is temporary and does reflect the economic value of the liability. In addition, management of the Company and reinsurance affiliate evaluate hedge levels versus the target given the overall capital considerations of our ultimate parent Company, Prudential Financial Inc. and its subsidiaries, and prevailing capital market conditions, and may decide to temporarily hedge to an amount that differs from the hedge target definition.

The hedging strategy also includes a program managed at the Prudential Financial parent company level that more broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The company owns a portion of the derivatives related to the program. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 63% of our net individual life insurance in force at March 31, 2012, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 25% of our net individual life insurance in force at March 31, 2012. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In a portion of the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 12% of our net individual life insurance in force at March 31, 2012. Universal life insurance products feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

Significant Accounting Policies

For information on the Company’s significant accounting policies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition and other costs;

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;

•	Policyholder liabilities;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of our variable annuity contracts. In 2011, we included the results of the living benefits hedging program in the reinsurance affiliate, excluding any unhedged items, in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including the results of the living benefits hedging program, excluding any unhedged items, in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes. Aside from this change, our policy for amortizing DAC and DSI remains as described in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

A discussion of each of the additional critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Changes in Financial Position

March 31, 2012 versus December 31, 2011

Total assets increased $8.804 billion, from $76.251 billion at December 31, 2011 to $85.055 billion at March 31, 2012.

Separate account assets increased $8.486 billion, from $58.157 billion at December 31, 2011 to $66.643 billion at March 31, 2012, primarily driven by positive individual annuity net flows from new business sales and market appreciation.

Deferred policy acquisition costs increased by $597 million from $2.546 billion at December 31, 2011 to $3.143 billion at March 31, 2012. The increase is primarily driven by a write-up of the DAC asset related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, discussed below, in addition to capitalization of commissions related to variable annuity sales.

Partially offsetting these increases was a decrease in reinsurance recoverables of $308 million from $5.729 billion at December 31, 2011 to $5.421 billion at March 31, 2012. The decrease in reinsurance recoverables was primarily driven by a decrease in the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from a decrease in the present value of future expected benefit payments driven by higher interest rates and the impact of favorable equity markets on account value performance in the first quarter of 2012. Partially offsetting this decrease is higher term reserves and universal life policyholders’ account balances ceded under existing affiliated reinsurance agreements due to business growth. See Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

Total liabilities increased by $8.345 billion, from $73.456 billion at December 31, 2011 to $81.801 billion at March 31, 2012.

Separate account liabilities increased $8.486 billion, offsetting the increase in separate account assets described above.

Policyholder account balances increased $193 million, from $7.812 billion at December 31, 2011 to $8.005 billion at March 31, 2012, primarily driven by continued universal life sales and in force growth.

Partially offsetting these increases was a decrease in future policy benefits and other policyholder liabilities of $394 million, from $5.294 billion at December 31, 2011 to $4.900 billion at March 31, 2012, primarily driven by a decrease in the liability for living benefit embedded derivatives, as described above, partially offset by an increase in reserve supporting term business arising from business growth.

Results of Operations

Three Months ended March 31, 2012 versus March 31, 2011

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating results:
Revenues:
Annuity Products	$340,535	$273,556
Life Products and Other	157,539	205,200

	$498,074	$478,756

Benefits and expenses:
Annuity Products	$(283,235)	$210,506
Life Products and Other	142,498	172,549

	$(140,737)	$383,055

Income (loss) from Operations before Income Taxes
Annuity Products	$623,770	$63,050
Life Products and Other	15,041	32,651

	$638,811	$95,701

Annuity Products

Income (Loss) from Operations before Income Taxes

2012 to 2011 Three Month Comparison. Income from operations before income taxes increased $561 million from $63 million in the first quarter of 2011 to $624 million in the first quarter of 2012. The increase was primarily driven by lower amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the increase was a favorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, and are discussed in more detail below.

Excluding the items discussed above, income from operations before income taxes increased compared to the first quarter of 2011 primarily driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to positive net flows from new business sales. The higher fee income was partially offset by an unfavorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges primarily due losses related to Non-performance risk (“NPR”) we believe to be non-economic and choose not to hedge. Also offsetting this increase were higher general and administrative expenses, net of capitalization, primarily due to higher costs to support business growth.

We amortize DAC and DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying Annuity products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include profits and losses related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial, Inc. (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, Inc. including reinsurance agreements, as discussed in Note 8 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces an amortization pattern representative of the economics of the products.

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $505 million of lower amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities in the first quarter of 2012 related to NPR losses, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, partially offset by gains driven by the difference between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to favorable markets in the first quarter of 2012.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. NPR losses in the reinsurance affiliate in the first quarter of 2012 were primarily driven by a lower base of embedded derivatives in a liability position driven by favorable market conditions. Increases in risk-free interest rates and the impact of favorable account value performance drove decreases in the embedded derivative liability base in the first quarter of 2012. The NPR losses in the reinsurance affiliate were larger in the first quarter of 2012 compared to the first quarter of 2011 resulting in a favorable variance from lower offsetting DAC and DSI amortization.

As shown in the following table, the income from operations before income taxes for the first quarter of 2012 included $80 million of net benefits from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and DSI, compared to $16 million of benefits included in the first quarter of 2011.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$25,526	$47,245	$72,771	$5,583	$7,145	$12,728
Quarterly adjustment for current period experience and other updates (3)	8,208	(1,326)	6,882	799	2,458	3,257

Total	$33,734	$45,919	$79,653	$6,382	$9,603	$15,985

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

The $73 million and $13 million of net benefits in the first quarter of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2012	2011
	First Quarter	First Quarter
Actual rate of return	7.5%	3.4%
Expected rate of return	2.3%	1.8%

Higher than expected returns in the first quarter of 2012 increased our estimate of total gross profits used as a basis for amortizing DAC and DSI and decreased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. This change results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Higher than expected returns in the first quarter of 2011 had similar, but less significant impacts due to a lesser variance between actual and expected returns.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected blended rate of return across all contract groups is 8.3% per annum as of March 31, 2012, or approximately 2.0% per quarter, and includes the impact of those contract groups whose near-term future projected returns are based on our near-term blended maximum future rate of return assumption.

The $7 million and $3 million of net benefits in the first quarter of 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The benefits in the first quarter of 2012 were primarily driven by the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets. Also contributing to the benefits were differences in actual lapse experience and contract guarantee claim costs. The experience true-up adjustments for the first quarter of 2011 were primarily driven by a reduction to the reserves related to the GMDB and GMIB features of our variable annuity products resulting from lower than expected actual contract guarantee claim costs.

As noted previously, the quarterly adjustments to reflect current period market performance and experience impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and DSI in future periods.

Revenues

2012 to 2011 Three Month Comparison. Revenues increased $67 million from $274 million in the first quarter of 2011 to $341 million in the first quarter of 2012.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $76 million from $162 million in the first quarter of 2011 to $238 million in the first quarter of 2012. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales.

Asset administration fees increased by $20 million from $40 million in the first quarter of 2011 to $60 million in the first quarter of 2012, primarily due to higher average separate account asset balances, as discussed above.

Partially offsetting these increases was a decrease in net realized investment gains (losses) of $28 million from a benefit of $27 million in the first quarter of 2011, to a loss of $1 million in the first quarter of 2012, primarily driven by an unfavorable variance in the mark-to market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses decreased $493 million from an expense of $210 million in the first quarter of 2011 to a benefit of $283 million in the first quarter of 2012.

Amortization of DAC decreased by $376 million, from an expense of $40 million in the first quarter of 2011 to a benefit of $336 million in the first quarter of 2012 primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances decreased $114 million, from an expense of $33 million in the first quarter of 2011 to a benefit of $81 million in the first quarter of 2012, primarily due to lower DSI amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Policyholders benefits, including changes in reserves, decreased $31 million, from an expense of $7 million in the first quarter of 2011 to a benefit of $24 million in the first quarter of 2012, primarily due to the adjustments to the GMDB and GMIB reserves related to the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Partially offsetting these decreases was an increase in general and administrative expenses, net of capitalization, of $25 million, from $123 million in the first quarter of 2011 to $148 million in the first quarter of 2012. The increase is primarily due to higher costs to support business growth and higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2012 to 2011 Three month Comparison. Income from Operations before Income Taxes decreased $18 million from $33 million in the first quarter of 2011 to $15 million in the first quarter of 2012. The decrease includes the impact of realized losses including market value changes and amortization of derivative costs on derivatives that are part of the Company’s Capital Protection Framework (see the Liquidity and Capital Resources section for additional information), and a $2 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, partially offset by lower policyholder benefits driven by lower death benefits and a decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance.

Revenues

2012 to 2011 Three month Comparison. Revenues decreased $47 million, from $205 million in the first quarter of 2011 to $158 million in the first quarter of 2012.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased $24 million including impacts of the 2011 coinsurance agreement with PAR U, an affiliated company (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information) which resulted in the ceding of policy charge income to this affiliate and the impact of the variable life in force run-off. Also contributing to the decline was a decrease in the amortization of unearned revenue reserves due to changes in our estimates of total gross profits reflecting the impact of more favorable market conditions on separate account fund performance in the first quarter of 2012 compared to the first quarter of 2011 and the impact of an overstatement of expected gross profits in prior periods. Continued universal life business growth was a partial offset to the decreases to policy charge and fee income.

Net realized investment losses increased $17 million, from net losses of $1 million in the first quarter of 2011 to net losses of $18 million in the first quarter of 2012. The increase was primarily driven by a $12 million decline in the market value of derivatives that are part of the Company’s Capital Protection Framework (see the Liquidity and Capital Resources section for additional information) and $5 million of amortization of costs related to these derivatives.

Net investment income decreased $6 million, from $69 million in the first quarter of 2011 to $63 million in the first quarter of 2012. The decrease includes the impact of transferring assets to PAR U, an affiliated company, as part of the 2011 coinsurance agreement (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information).

Benefits and Expenses

2012 to 2011 Three month Comparison. Total benefits and expenses decreased $29 million, from $172 million in the first quarter of 2011 to $143 million in the first quarter of 2012.

Policyholders’ benefits, including interest credited to policyholders’ account balances, decreased $18 million, from $91 million in the first three months of 2011 to $73 million in first three months of 2012. This decrease includes the impact of changes in reinsurance agreements in 2011, including the coinsurance agreement with PAR U, that drove a $9 million lower increase in reserves for future policy holder benefits and a decline in interest credited to policyholder account balances of $8 million as a result of ceding a portion of universal life policyholder account balances to PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on reinsurance agreements). This decrease also included a $1 million decline in policyholder benefits driven by a $3 million decrease in death benefits, partially offset by a $2 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

Amortization of deferred policy acquisition costs of $23 million in the first quarter of 2012 decreased $13 million from $36 million in the first quarter of 2011. The decrease includes a $10 million decline in amortization of acquisition costs associated with our universal life business arising from the 2011 coinsurance agreement with PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements), $4 million due to changes in our estimates of total gross profits reflecting the impact of more favorable market conditions on separate account fund performance in the first quarter of 2012 compared to the first quarter of 2011, and $1 million due to an overstatement of expected gross profits in prior periods.

Income Taxes

The income tax provision amounted to an expense of $178 million for the three months ended March 31, 2012 compared to an expense of $20 million for the three months ended March 31, 2011 primarily driven by higher pre-tax income in the current period compared to the prior period.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in December 2012, unless extended. The statute of limitations for the 2007 tax year will expire in December 2013, unless extended. Tax years 2008 through 2011 are still open for IRS examination. It is reasonably possible that the total amount of unrecognized tax benefits will decrease anywhere from $0 to $576 thousand within the next 12 months due to the completion of the IRS examination for tax years 2007 through 2010.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2011, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2011 or first quarter 2012 results.

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

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds presently available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including reasonably foreseeable stress scenarios.

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

On April 3, 2012, the Financial Stability Oversight Council, created under the Dodd-Frank Wall Street Reform and Consumer Protection Act, published a final rule setting forth the criteria by which it will designate the non-bank financial companies that are to be subject to stricter prudential standards (a “Covered Company”), including requirements and limitations relating to capital, leverage, liquidity and other matters. The final rule made few changes to the proposed rule on this subject issued in October 2011. See “Item 1.—Business” in our 2011 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company.

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

Gross account withdrawals amounted to approximately $0.683 billion and $0.744 billion for the quarters ended March 31, 2012 and 2011, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2012 and December 31, 2011 the Company had liquid assets of $6.111 billion and $6.149 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $479 million and $571 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, $5.161 billion, or 92%, of the fixed maturity investments were rated investment grade. The remaining $432 million, or 8%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. We believe that borrowing temporarily or selling investments earlier than anticipated will not have a material impact on the liquidity of the Company. However, payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation, however as of March 31, 2012 amounts, we estimate the RBC ratios for the Company exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

As part of its Capital Protection Framework, Prudential Financial developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The framework includes program designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products primarily through affiliated reinsurance arrangements. We reinsure variable annuity living benefit guarantees to a captive reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. As a result, beginning in the third quarter of 2011, the Company is able to claim a reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by Pruco Life Insurance Company of New Jersey (“PLNJ”), Pruco Re’s obligations under the reinsurance arrangement must continue to be collateralized in order for PLNJ to claim a reinsurance reserve credit for their business ceded. This requirement is satisfied by Pruco Re by depositing assets into statutory reserve credit trusts.

Debt Agreements

As of March 31, 2012 and December 31, 2011, total short- and long-term debt of the Company was $1,342 million and $1,301 million, respectively. The total related interest expense was $9.8 million and $7.5 million for the quarters ended March 31, 2012 and 2011, respectively. The Company is authorized to borrow funds up to $1.6 billion from affiliates to meet its capital and other funding needs. The Company had $170 million in short term debt as of March 31, 2012, and $129 million as of December  31, 2011. The Company also borrowed $650 million from Prudential Insurance and $522 million from Prudential Financial.

It em 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2012, the Company filed a motion to dismiss the complaint in Total Asset Recovery Services v. MetLife Inc., and Prudential Financial Inc., et al., a qui tam action brought on behalf of the State of Illinois.

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

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Pruco Life Insurance Company

By:	/s/ Thomas J. Diemer
Thomas J. Diemer
Executive Vice President,
Chief Financial Officer
(Authorized Signatory and Principal Accounting and Financial Officer)

Date: May 11, 2012

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