Form 10-K/A
period 2011-12-31
PRUCO LIFE INSURANCE CO
filed 2012-07-20
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 33-37587

Pruco Life Insurance Company

(Exact Name of Registrant as Specified in its Charter)

Arizona	22-1944557
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed for the purpose of amending Items 8 and 9A of Part II of the Annual Report on Form 10-K for the year ended December 31, 2011 of Pruco Life Insurance Company (the “Company”), originally filed with the U.S. Securities and Exchange Commission on March 9, 2012, to reflect the restatement of the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2011, as described in Note 2 to the Consolidated Financial Statements included in this Form 10-K/A. The restatement primarily corrects the presentation of the settlement of certain reinsurance transactions between the Company and its affiliates as if these settlements were made with cash when the correct presentation is to exclude these non-cash transactions from the Statement of Cash Flows.

In accordance with authoritative accounting guidance, once a company files interim information reflecting an accounting event for which retrospective treatment has been required or is elected, a subsequent Form 10-K/A filed to correct an error in previously issued financial statements should also reflect the retrospective effects of the accounting event. As such, the amended financial statements and disclosures filed in this Form 10-K/A reflect both the retrospective application of the presentation of comprehensive income and the interpretation of which costs relating to acquisition of new or renewal insurance contracts qualify for deferral that were adopted and reported retrospectively in the Company’s Unaudited Interim Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. As a result, Item 8, Items 7 and 7A of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011, have been amended to reflect the retrospective application of these items.

Note 2 to the Consolidated Financial Statements presents, in tabular format, the impact on the Consolidated Financial Statements bifurcated between the effect of the change due to the retrospective adoption of the amended guidance related to the deferral of acquisition costs and the impact of the correction of the Statement of Cash Flows.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K/A, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America, (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K/A for the year ended December 31, 2011 for discussion of certain risks relating to our businesses.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is omitted pursuant to General Instruction I (2) (a) of Form 10-K/A. The management narrative for Pruco Life Insurance Company that follows should be read in conjunction with the Forward-looking Statements included below the Table of Contents, “Risk Factors”, and the Financial Statements and related notes included in this Annual Report on Form 10-K/A.

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

Regulatory Environment. Our businesses are subject to comprehensive regulation and supervision. The financial market dislocations we have experienced have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks applicable to our businesses. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 made comprehensive changes to the regulation of financial services in the U.S. and subjects us to substantial additional federal regulation. In addition, state insurance laws regulate all aspects of our businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and are considering further potentially significant changes in these requirements for life insurance products. In addition, there is general uncertainty regarding U.S. taxes both for individuals and corporations in light of the fact that many tax provisions recently enacted or extended will sunset by the end of 2012. In addition, the recommendations made by the President's bipartisan National Commission on Fiscal Responsibility and Reform and other deficit reduction panels suggest the need to reform the U.S. Tax Code. Congress has held a number of hearings devoted to tax reform. Some of those hearings have discussed lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Competitive Environment. Our annuities business operates in a highly competitive environment. Market volatility in recent years led many companies within the industry to reduce risk in product features and increase costs. However, in 2011, certain of our competitors became more aggressive in product design and pricing, while we implemented modifications to scale back benefits and increase pricing for certain product features. In spite of this, we believe our current product offerings remain competitively positioned and that our differentiated risk management strategies will continue to provide us with an attractive risk and profitability profile. All of our new variable annuity sales, as well as a significant portion of our in force business, where an optional living benefit has been elected, include an asset transfer feature, which is a feature that is valued in the variable annuity market. As a result of the launch of the Company's new product line in March 2010, an affiliated company, PALAC ceased selling variable annuity products. In general, the new product line offers the same optional living benefits and optional death benefits as offered by the Company's existing variable annuities.

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs include incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. We also defer costs associated with sales inducements related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 7 to the Consolidated Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits or gross premiums. As of December 31, 2011, DAC for our life products was $0.9 billion and DAC for our annuity products was $1.6 billion. As of December 31, 2011, DSI was $543 million, related entirely to our annuity products.

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

Prior to the third quarter of 2010 the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market-perceived risk of the non-performance of the reinsurance affiliate, with capital market derivatives. Under the current hedging strategy, the hedge target continues to be grounded in a U.S. GAAP/capital markets valuation framework but incorporates two modifications to the U.S. GAAP valuation assumptions. A credit spread is added to the U.S. GAAP risk-free rate of return assumption used to estimate future growth of bond investments in the customer separate account funds to account for the fact that the underlying customer separate account funds which support these living benefits are invested in assets that contain risk. The volatility assumption is also adjusted to remove certain risk margins embedded in the valuation technique used to determine the fair value of the embedded derivative liability under U.S. GAAP, as the Company and the reinsurance affiliate believe the increase in the liability driven by these margins is temporary and does not reflect the economic value of the liability. For further discussion on the change in the hedging strategy refer to “Item 1 – Business—Products.”

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

	December 31, 2011
	Increase/(Reduction) in DAC	Increase/(Reduction) in DSI
	(in millions)
Increase in future rate of return by 100 basis points	$25	$8
Decrease in future rate of return by 100 basis points	$(28)	$(10)

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

The DAC balance associated with the variable and universal life policies as of December 31, 2011 was $0.6 billion. The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our mortality assumptions on the DAC balance and not changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

December 31, 2011
Increase/(Reduction) in DAC
(in millions)
Decrease in future mortality by 1%	$17
Increase in future mortality by 1%	$(17)

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

Unearned revenue reserves for variable and universal life contracts

Our unearned revenue reserve, or URR, reported as a component of “Policyholders’ account balances,” is $370 million as of December 31, 2011. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized over the expected lives of the contracts in proportion to the products’ estimated gross profits, similar to DAC as discussed above.

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

An increase or decrease in our effective tax rate by one percent would have resulted in an increase or decrease in consolidated income from continuing operations in 2011 of $3.5 million.

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

2011 to 2010 Annual Comparison

Total assets increased $17.463 billion, from $58.788 billion at December 31, 2010 to $76.251 billion at December 31, 2011.

Separate account assets increased $14.888 billion, from $43.269 billion at December 31, 2010 to $58.157 billion at December 31, 2011, primarily driven by positive net flows from new business sales.

Reinsurance recoverables increased by $3.002 billion from $2.727 billion at December 31, 2010 to $5.729 billion at December 31, 2011 primarily driven by an increase in universal life ceded reserves and ceded policyholders’ account balances arising from an affiliated coinsurance transaction executed in 2011 with PAR U. Also contributing to the increase in reinsurance recoverables was higher term reserves ceded under existing affiliated reinsurance agreements due to business growth, and an increase in the mark-to-market of reinsurance recoverable related to the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by lower interest rates. See Note 13 to the Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

Partially offsetting the increase in reinsurance recoverables, was a decrease in total investments of $213 million from $8.800 billion at December 31, 2010 to $8.587 billion at December 31, 2011. This decrease was primarily driven by the transfer of assets as part of the 2011 coinsurance agreement with PAR U, partially offset by growth in investments from term and universal life business growth, higher retained asset account balances, and unrealized gains on investments.

In addition, deferred policy acquisition costs decreased by $148 million from $2.694 billion at December 31, 2010, to $2.546 billion at December 31, 2011. The decrease is primarily driven by the impact of the mark-to-market of the reinsured liability for variable annuity living benefit embedded derivatives and related hedge positions, and the DAC balances ceded to PAR U as part of the coinsurance transaction noted above and, partially offset by capitalization of commissions related to variable annuity sales.

Total liabilities increased by $17.548 billion, from $55.908 billion at December 31, 2010 to $73.456 billion at December 31, 2011.

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

Policyholders’ account balances increased $300 million from $7.512 billion at December 31, 2010 to $7.812 billion December 31, 2011 primarily driven by continued universal life sales and in force growth, growth in retained asset account balances, and the impact of the annual review of assumptions used in our estimate of total gross profits which forms the basis for amortizing unearned revenue reserves, partially offset by the impact of unrealized gains on unearned revenue reserves.

Results of Operations

2011 to 2010 Annual Comparison

	Year Ended
	December 31,
	2011	2010
	(in thousands)
Operating results:
Revenues:
Annuity Products	$1,025,826	$735,644
Life Products and Other	1,105,858	603,350

	$2,131,684	$1,338,994

Benefits and expenses:
Annuity Products	$1,904,786	$446,677
Life Products and Other	581,097	375,333

	$2,485,883	$822,010

Income (loss) from Operations before Income Taxes
Annuity Products	$(878,960)	$288,967
Life Products and Other	524,761	228,017

	$(354,199)	$516,984

Annuity Products

Income (Loss) from Operations before Income Taxes

2011 to 2010 Annual Comparison. Income (loss) from operations before income taxes decreased $1,168 million from income of $289 million in 2010 to a loss of $879 million in 2011. The decrease was primarily driven by higher amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the decrease was an unfavorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products, primarily driven by the impact to the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the impact of annual reviews and updates of the assumptions used in estimating the profitability of our business. Results for both years include the impact of these items which are discussed in more detail below.

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

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was $910 million of higher amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities in 2011 related to Non-performance risk (“NPR”) gains, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, partially offset by losses driven by the difference between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to significant capital markets volatility in 2011.

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

As shown in the following table, the loss from operations for 2011 included $120 million of net charges from adjustments to the amortization of DAC/DSI and the reserves for the GMDB /GMIB features of our variable annuity products, compared to $128 million of benefits included in income from operations in 2010.

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(47,341)	$(53,886)	$(101,227)	$12,189	$15,101	$27,290
Annual review / assumption updates	(16,215)	13,541	(2,674)	44,508	4,354	48,862
Quarterly adjustment for current period experience and other updates (3)	(20,315)	3,725	(16,590)	26,907	25,429	52,336

Total	$(83,871)	$(36,620)	$(120,491)	$83,604	$44,884	$128,488

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $101 million of charges and $27 million of benefits in 2011 and 2010, respectively, relating to the quarterly market performance adjustments shown in the table above are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

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

As discussed and shown in the table above, results for both periods include the impact of the annual reviews performed in the third quarter of the assumptions used in the reserves for the GMDB and GMIB features of our variable annuity products and in our estimate of total gross profits used as a basis for amortizing DAC/DSI. The third quarter of 2011 included $3 million of charges from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption to 4.5% partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value. The reduction in the weighted average future fixed rate of return assumption was driven by a refinement to our rate-setting methodology to reflect a lower interest rate assumption for the next five years to reflect current market conditions, and use the long-term assumed rate thereafter in determining the blended future fixed rate of return. The third quarter of 2010 included $49 million of benefits from these annual reviews, primarily related to reductions in lapse rate assumptions and more favorable assumptions relating to fee income.

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

The $17 million charge for 2011 and the $52 million benefit for 2010 shown in the table above reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The experience true-up adjustments for 2011 include an increase in the amortization of DAC/DSI primarily driven by the determination that the difference in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate was other-than-temporary, resulting in its inclusion in our best estimate of total gross profits used for setting amortization rates. The experience true-up adjustments for 2010 include a reduction in the amortization of DAC/DSI driven by higher than expected gross profits primarily from higher than expected fee income. The unfavorable variance related to the adjustment to the GMDB/GMIB reserves was primarily driven by differences in actual lapse experience and contract guarantee claim costs in 2010 compared to 2011.

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

Benefits and Expenses

2011 to 2010 Annual Comparison. Benefits and expenses increased $1,458 million from $447 million in 2010 to $1,905 million in 2011.

Amortization of DAC increased by $906 million, from $8 million in 2010 to $914 million in 2011 primarily due to higher DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as our annual assumption update, as discussed above.

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

General and administrative expenses, net of capitalization, increased $186 million, from $333 million in 2010 to $519 million in 2011, primarily due to higher costs to support business growth, higher distribution expenses driven by higher asset based trail commissions due to higher account values, as discussed above, and increased interest expense related to higher intercompany borrowings to fund costs related to new business sales.

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

Life Products and Other

Income from Operations before Income Taxes

2011 to 2010 Annual Comparison. Income from Operations before Income Taxes increased $297 million from $228 million in 2010 to $525 million in 2011. Results for 2011 included a $3 million charge arising from updates of our actuarial assumptions based on an annual review, primarily reflecting improved mortality expectations, which resulted in an increase in reserves for the guaranteed minimum death benefit feature in certain contracts, partially offset by lower amortization of deferred policy acquisition costs net of unearned revenue reserves. The 2010 results included a $38 million benefit from the annual review, primarily reflecting methodology refinements related to the treatment of certain investment income in our assumptions which reduced reserves for the guaranteed minimum death benefit feature in certain contracts. The annual reviews update assumptions used in our estimate of total gross profits which forms the basis for amortizing deferred policy acquisition costs and unearned revenue reserves, as well as the reserve for the guaranteed minimum death benefit feature in certain contracts.

Excluding these adjustments, Income from Operations before Income Taxes in 2011 increased $338 million driven by a $313 million gain realized on a portion of an embedded derivative recaptured upon modification of the reinsurance agreement of no-lapse guarantees with UPARC, a $37 million derivative gain arising from the settlement of this recapture, and $73 million in realized gains related to asset transfers to affiliates (see Note 13 to the Consolidated Financial Statements for more information). These items were partially offset by a $61 million derivative loss related to the settlement of the initial premium payable to PAR U as part of a new coinsurance agreement as described above, and higher net DAC amortization reflecting the impact of equity markets on separate account fund performance in the respective periods.

Revenues

2011 to 2010 Annual Comparison. Revenues of $1,106 million in 2011 increased $503 million, from $603 million in 2010.

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

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $137 million including a $5 million lower increase in unearned revenue reserves due to the annual reviews of assumptions. Excluding this item, policy charges and fee income increased $132 million reflecting the impact of amending certain affiliated reinsurance treaties in 2010 to change settlement modes from monthly to annual which resulted in an increase in policy charges ceded to affiliated reinsurers in 2010, higher policy charges due to continued universal life sales and in force growth, and an increase in amortization of unearned revenue reserves due to changes in our estimates of total gross profits reflecting the impact of less favorable market conditions on separate account fund performance in 2011 compared to 2010. This was partially offset by higher policy charges ceded resulting from the 2011 coinsurance agreement with PAR U and the impact of the variable life in force run off.

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

Benefits and Expenses

2011 to 2010 Annual Comparison. Total benefits and expenses of $581 million in 2011 increased $206 million, from $375 million in 2010.

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

Amortization of deferred policy acquisition costs of $59 million in 2011 was flat in comparison to 2010 including a $3 million increase from the impacts of the annual reviews of assumptions. Excluding this item, amortization of deferred policy acquisition costs decreased $3 million including higher amortization ceded resulting from the 2011 coinsurance agreement with PAR U, partially offset by higher amortization arising from the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our term business in prior periods and an increase in amortization due to changes in our estimates of total gross profits reflecting the impact of less favorable market conditions on separate account fund performance in 2011 compared to 2010.

General and administrative expenses, net of capitalization, increased $6 million from $173 million in 2010 to $179 million in 2011 driven by higher operating expenses.

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

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance arrangements. Primarily in the reinsurance affiliate, interest rate derivatives and equity options and futures are purchased to hedge certain optional living benefit features accounted for as embedded derivatives against changes in certain capital markets assumptions such as equity markets, interest rates, and market volatility. Prior to third quarter of 2010, the hedging strategy sought to generally match the sensitivities of the embedded derivative liability as defined by U.S. GAAP, excluding the impact of the market-perceived risk of non-performance, with capital market derivatives. In the third quarter of 2010, the hedging strategy was revised as, in a low interest rate environment, management of the Company and reinsurance affiliates does not believe that the U.S. GAAP value of the embedded derivative liability is an appropriate measure for determining the hedge target. For additional information regarding the change in hedging strategy see “Item 1. Business—Products”.

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

Market Risk Related to Interest Rates

Our “other than trading” assets that subject us to interest rate risk include primarily fixed maturity securities, commercial loans and policy loans. In the aggregate, the carrying value of these assets represented 42% of our consolidated assets, other than assets that we held in separate accounts, as of December 31, 2011 and 52% as of December 31, 2010.

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

The tables above do not include approximately $12.432 billion of insurance reserve and deposit liabilities as of December 31, 2011 and $10.255 billion as of December 31, 2010. We believe that the interest rate sensitivities of these insurance liabilities offset, in large measure, the interest rate risk of the financial assets set forth in these tables. The tables above also exclude variable annuity optional living benefits accounted for as embedded derivatives as the Company generally reinsures to affiliates the risks associated with these benefits as part of its risk management strategy.

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

Item 8. Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K/A.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2011 are included in Part IV, Item 15 of this Annual Report on Form 10-K/A.

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, previously reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that, as of December 31, 2011, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. These conclusions are not affected by the error in the Company’s Consolidated Statements of Cash Flows discussed in the following paragraph.

As reported in a Current Report on Form 8-K filed by the Company on July 6, 2012, management of the Company concluded that certain amounts were incorrectly classified in the Company’s audited Consolidated Statements of Cash Flows for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K (the “2011 Form 10-K”). As such, management of the Company concluded on July 2, 2012 that the Company should file this Form 10-K/A restating the Consolidated Statements of Cash Flows included in the 2011 Form 10-K. The restatement primarily corrects the presentation of the settlement of certain reinsurance transactions between the Company and its affiliates as if these settlements were made with cash when the correct presentation is to exclude these non-cash transactions from the Statement of Cash Flows. The restatements are limited to the impact of these reinsurance transactions on the Consolidated Statement of Cash Flows for the year ended December 31, 2011. The Company has implemented improvements to its internal control over financial reporting, primarily with respect to non-cash affiliated asset transfers and formalizing the review of statements of cash flows, designed to provide reasonable assurance that errors of this type in the Company’s Consolidated Statements of Cash Flows will be prevented.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements of the Registrant and its subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” and are filed as part of this Report.

(a) (3)	Exhibits

2.	Not applicable.

3(i)(a)	The Articles of Incorporation of Pruco Life Insurance Company (as amended through October 19, 1993) are incorporated by reference to the initial Registration Statement on Form S-6 of Pruco Life Variable Appreciable Account as filed July 2, 1996, Registration No. 333-07451.

3(ii)	By-Laws of Pruco Life Insurance Company (as amended through May 6, 1997) are incorporated by reference to Form 10-Q as filed August 15, 1997, Registration No. 33-37587.

4.	Exhibits

4(a)	Modified Guaranteed Annuity Contract is incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed November 2, 1990, Registration No. 33-37587.

4(b)	Market-Value Adjustment Annuity Contract (Discovery Preferred Select variable annuity) is incorporated by reference to Form N-4, Registration No. 33-61125, filed July 19, 1995, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(c)	Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Form N-4, Registration No. 333-06701, filed June 24, 1996, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(d)	Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to Form S-1, Registration No. 333-89530, filed September 27, 2002.

4(e)	Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity 3 variable annuity) is incorporated by reference to the Registrant’s registration statement on Form S-3, Registration No. 333-103474, filed February 27, 2003.

4(f)	Market-Value Adjustment Annuity Contract (Strategic Partners FlexElite variable annuity) is incorporated by reference to Post-Effective Amendment No. 1 to Form N-4, Registration No. 333-75702, filed February 14, 2003, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	Not applicable.

18.	None.

22.	None.

23.	Not applicable.

24.0	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 20th day of July 2012.

PRUCO LIFE INSURANCE COMPANY
(Registrant)

By:	/s/ Robert F. O’Donnell
Robert F. O’Donnell
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 20, 2012.

Signature	Title

/s/ Robert F. O’Donnell Robert F. O’Donnell	Chief Executive Officer, President and Director

/s/ Thomas J. Diemer Thomas J. Diemer	Vice President, Chief Financial Officer and Director

*James J. Avery James J. Avery	Director

*Robert M. Falzon Robert M. Falzon	Director

*Bernard J. Jacob Bernard J. Jacob	Director

*Yanela C. Frias Yanela C. Frias	Director

* By:	/s/ Joseph D. Emanuel
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

In conjunction with the restatement of these financial statements discussed in Notes 1 and 2, Management has reassessed the Company’s internal controls over financial reporting and concluded that the Company’s internal control over financial reporting was effective at December 31, 2011.

March 9, 2012 except for the reassessment related to the restatement of these financial statements, as to which the date is July 20, 2012

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

As discussed in Notes 1 and 2, of the consolidated financial statements, the Company has restated its previously issued 2011 consolidated statements of cash flows to correct an error. As discussed in Note 2, the Company changed the manner in which it accounts for the cost related to the acquisition or renewal of insurance contracts and the presentation of comprehensive income. Additionally, the Company changed its method of determining and recording other-than-temporary impairment for debt securities on January 1, 2009.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

March 9, 2012, except for the effects of the restatement discussed in Notes 1 and 2 and the effects of the adoption of the accounting standard relating to accounting for acquisition costs associated with acquiring or renewing insurance contracts, and the effects of the adoption of the accounting standard related to the presentation of comprehensive income discussed in Note 2, as to which the date is July 20, 2012.

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Financial Position

As of December 31, 2011 and December 31, 2010 (in thousands, except share amounts)

	December 31,	December 31,
	2011	2010
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2011 – $5,151,406; 2010 – $5,701,829)	$5,544,124	$6,042,303
Equity securities, available for sale, at fair value (cost: 2011 – $9,627; 2010 – $17,964)	8,269	19,407
Trading account assets, at fair value	25,843	22,705
Policy loans	1,050,878	1,061,607
Short-term investments	283,281	246,904
Commercial mortgage and other loans	1,406,492	1,275,022
Other long-term investments	268,486	131,994

Total investments	8,587,373	8,799,942
Cash and cash equivalents	287,423	364,999
Deferred policy acquisition costs	2,545,600	2,693,689
Accrued investment income	86,020	92,806
Reinsurance recoverables	5,729,116	2,727,161
Receivables from parents and affiliates	195,543	249,339
Deferred sales inducements	542,742	537,943
Income taxes receivable	76,066	—
Other assets	44,555	53,375
Separate account assets	58,156,771	43,269,091

TOTAL ASSETS	76,251,209	58,788,345

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	7,811,674	7,511,987
Future policy benefits and other policyholder liabilities	5,294,308	3,327,549
Cash collateral for loaned securities	153,651	76,574
Securities sold under agreements to repurchase	40,491	2,957
Income taxes payable	—	307,778
Short-term debt to affiliates	129,000	—
Long-term debt to affiliates	1,172,000	895,000
Payables to parent and affiliates	3,377	41,910
Other liabilities	694,497	475,489
Separate account liabilities	58,156,771	43,269,091

TOTAL LIABILITIES	73,455,769	55,908,335

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	836,021	792,226
Retained earnings	1,743,291	1,902,185
Accumulated other comprehensive income	213,628	183,099

TOTAL EQUITY	2,795,440	2,880,010

TOTAL LIABILITIES AND EQUITY	$76,251,209	$58,788,345

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2011, 2010 and 2009 (in thousands)

	2011	2010	2009
REVENUES
Premiums	$72,787	$66,392	$71,593
Policy charges and fee income	1,109,495	591,047	652,034
Net investment income	439,950	438,244	406,040
Asset administration fees	203,508	81,358	34,004
Other income	43,861	51,319	45,841
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(71,348)	(120,637)	(97,552)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	62,379	108,826	65,656
Other realized investment gains (losses), net	271,052	122,445	(437,288)

Total realized investment gains (losses), net	262,083	110,634	(469,184)

TOTAL REVENUES	2,131,684	1,338,994	740,328

BENEFITS AND EXPENSES
Policyholders’ benefits	312,211	(891)	160,333
Interest credited to policyholders’ account balances	502,585	250,517	271,379
Amortization of deferred policy acquisition costs	973,203	66,428	230,208
General, administrative and other expenses	697,884	505,956	333,340

TOTAL BENEFITS AND EXPENSES	2,485,883	822,010	995,260

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(354,199)	516,984	(254,932)

Income taxes
Current	42,474	157,318	93,658
Deferred	(263,930)	(29,219)	(248,231)

Income tax expense (benefit)	(221,456)	128,099	(154,573)

NET INCOME (LOSS)	$(132,743)	$388,885	$(100,359)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(178)	(195)	349
Unrealized investment gains (losses) for the period	122,946	97,392	357,688
Reclassification adjustment for (gains) losses included in net income	(75,822)	46,532	34,650

Net unrealized investment gains (losses)	47,124	143,924	392,338

Other comprehensive income (loss), before tax:	46,946	143,729	392,687
Less: Income tax expense (benefit) related to items of other comprehensive income	16,417	50,137	135,293
Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	—	—	19,536

Other comprehensive income (loss), net of tax:	30,529	93,592	276,930

COMPREHENSIVE INCOME (LOSS)	$(102,214)	$482,477	$176,571

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Stockholder’s Equity

Years Ended December 31, 2011, 2010 and 2009 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2008	$2,500	$815,664	$2,046,712	$(137,135)	$2,727,741
Cumulative effect of adoption of accounting principle			(352,589)	(30,752)	(383,341)
Contributed Capital	—	13,194	—		13,194

Impact of adoption of new guidance for other-than-temporary impairments of debt securities, net of taxes	—	—	19,536	(19,536)	—
Comprehensive income:
Net income (loss)	—	—	(100,359)	—	(100,359)
Other comprehensive income (loss), net of tax	—	—	—	276,930	276,930

Total comprehensive income					176,571

Balance, December 31, 2009	$2,500	$828,858	$1,613,300	$89,507	$2,534,165
Contributed Capital	—	10	—	—	10
Affiliated Asset Transfers	—	(36,642)	—	—	(36,642)
Dividend to Parent	—	—	(100,000)	—	(100,000)
Comprehensive income:
Net income	—	—	388,885		388,885
Other comprehensive income (loss), net of tax	—	—	—	93,592	93,592

Total comprehensive income					482,477

Balance, December 31, 2010	$2,500	$792,226	$1,902,185	$183,099	$2,880,010
Contributed Capital- Parent/Child Asset Transfers	—	3,543	—	—	3,543
Affiliated Asset Transfers	—	40,252	(26,151)	—	14,101
Comprehensive income:
Net income (loss)	—	—	(132,743)	—	(132,743)
Other comprehensive income (loss), net of tax	—	—	—	30,529	30,529

Total comprehensive income					(102,214)

Balance, December 31, 2011	$2,500	$836,021	$1,743,291	$213,628	$2,795,440

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009 (in thousands)

	2011 Restated	2010	2009

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(132,743)	$388,885	$(100,359)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(127,683)	(204,264)	(265,669)
Interest credited to policyholders’ account balances	502,585	250,517	271,379
Realized investment (gains) losses, net	(262,083)	(110,634)	469,184
Amortization and other non-cash items	(68,098)	(20,870)	(10,451)
Change in:
Future policy benefits and other insurance liabilities	870,582	728,898	475,721
Reinsurance recoverables	(798,474)	(819,599)	(533,781)
Accrued investment income	6,785	(2,686)	(10,959)
Receivables from parent and affiliates	46,595	(37,402)	94,287
Payables to parent and affiliates	(48,064)	7,754	(41,496)
Deferred policy acquisition costs	(123,100)	(839,806)	(199,050)
Income taxes payable	(412,217)	(56,052)	(86,464)
Deferred sales inducements	(289,642)	(246,006)	(94,526)
Other, net	160,375	(34,532)	(16,104)

Cash flows from (used in) operating activities	$(675,182)	$(995,797)	$(48,288)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$1,069,922	$1,843,933	$1,673,613
Short-term investments	1,167,039	1,069,535	775,481
Policy loans	122,721	115,225	150,744
Commercial mortgage and other loans	82,098	64,520	46,286
Other long-term investments	10,612	24,443	1,761
Equity securities, available for sale	10,355	15,978	19,541
Trading account assets, at fair value	5,174	4,527	5
Payments for the purchase/origination of:	—	—	—
Fixed maturities, available for sale	(1,135,456)	(1,846,086)	(2,443,789)
Short-term investments	(1,203,342)	(1,143,338)	(872,256)
Policy loans	(102,230)	(119,752)	(117,727)
Commercial mortgage and other loans	(204,951)	(305,789)	(230,550)
Other long-term investments	(70,641)	(62,979)	(7,253)
Equity securities, available for sale	(8,528)	(6,777)	(19,636)
Trading account assets, at fair value	—	—	(13,301)
Notes receivable from parent and affiliates, net	6,842	55,863	(143,419)
Other	2,757	4,852	7,817

Cash flows from (used in) investing activities	$(247,628)	$(285,845)	$(1,172,683)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$3,044,607	$3,092,710	$1,937,462
Ceded policyholders’ account deposits	(117,916)	—	—
Policyholders’ account withdrawals	(2,555,035)	(2,328,806)	(1,223,565)
Ceded policyholders’ account withdrawals	8,824	—	—
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	114,612	(128,177)	53,994
Dividend to parent	—	(100,000)	—
Contributed capital (including parent/child asset transfer)	3,543	10	—
Net change in financing arrangements (maturities 90 days or less)	69,599	72,793	1,146
Net change in long-term borrowing	277,000	895,000	—

Cash flows from (used in) financing activities	$845,234	$1,503,530	$769,037

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,576)	221,888	(451,934)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	364,999	143,111	595,045

CASH AND CASH EQUIVALENTS, END OF YEAR	$287,423	$364,999	$143,111

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded) paid	$166,606	$185,220	$(68,108)
Interest paid	$33,104	$3,212	$8

See Notes to Consolidated Financial Statements

Significant Non Cash Transactions

Cash Flows from Investing Activities in the 2011 Consolidated Statement of Cash Flows excludes $313 million of increases in fixed maturities, available for sale related to a non-cash transfer of assets to the Company. These assets were received as consideration of premium due to the Company for the recapture of policies issued prior to January 1, 2011 previously reinsured by UPARC, an affiliate (See Note 13).

Cash Flows from Investing Activities in the 2011 Consolidated Statement of Cash Flows also excludes $1,054 million of decreases in fixed maturities available for sale related to the coinsurance transaction with PAR U, an affiliate (See Note 13). The assets transferred included $1,009 million of consideration for the initial premium due under the coinsurance agreement with this affiliate and $45 million to Prudential Insurance, the Company’s parent company, to settle tax expenses arising from this coinsurance transaction.

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

Restatement of Consolidated Statement of Cash Flows

The Company has restated the Consolidated Statement of Cash Flows for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K. While the restatement affects the subtotals of cash flows from operating, investing and financing activities, it has no impact on the net increase (decrease) in cash and cash equivalents for the previously reported period. The restatement also has no impact on the Company’s Consolidated Statements of Financial Position, Consolidated Statements of Operations or Consolidated Statements of Stockholder’s Equity as of the end of or for any previously reported period.

The restatement primarily corrects the presentation of the settlements of certain reinsurance transactions between the Company and its affiliates that occurred during the quarter ended December 31, 2011. The settlements were made by transferring fixed maturity securities, however, the Consolidated Statement of Cash Flows for the year ended December 31, 2011 reflected these settlements as if they were made with cash. The correct presentation is to exclude these non-cash transactions from the Consolidated Statement of Cash Flows and disclose them in the Consolidated Financial Statements. Primarily as a result of the incorrect presentation of these non-cash transactions, Cash Flows used in Operating Activities was overstated by $768.2 million, Cash Flows from Investing Activities was overstated by $635.1 million and Cash Flows from Financing Activities was overstated by $133.1 million. These transactions are fully described in Note 13.

For further detail on the 2011 Consolidated Statement of Cash Flows, as reported and as restated, refer to Note 2.

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

The allowance for losses on commercial mortgage loans and agricultural loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses. "Realized investment gains (losses), net" also includes gains and losses on sales, certain restructurings, and foreclosures.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Deferred Policy Acquisition Costs

Costs that are directly related to the production of new insurance and annuity products are deferred to the extent such costs are deemed recoverable from future profits. Such deferred policy acquisition costs (“DAC”) include incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. See below under “Adoption of New Accounting Pronouncements” for a discussion of the new authoritative guidance retrospectively adopted effective January 1, 2012, which is reflected in the Consolidated Financial Statements. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the capitalized amounts do not exceed the present value of anticipated gross profits or premiums less benefits and maintenance expenses, as applicable. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in “Accumulated other comprehensive income (loss).”

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Effective January 1, 2012 the Company adopted, retrospectively, updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income. The Consolidated Financial Statements included herein reflect the adoption of this updated guidance.

Effective January 1, 2012, the Company adopted retrospectively new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits, and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. The impact of the retrospective adoption of this guidance on previously reported December 31, 2011 and December 31, 2010 balances was a reduction in “Deferred policy acquisition costs” of $672 and $684 million, an increase in “Policyholders’ Account Balances” of $3 and $3 million, and a reduction in “Total equity” of $469 and $446 million, respectively. As of December 31, 2011, “Other Liabilities” increased $48 million and “Reinsurance Recoverables” increased $2 million related to the impact of this guidance on the 2011 coinsurance agreement with PAR U (see Note 8), The impact of the retrospective adoption of this guidance on previously reported income from continuing operations before income taxes for the years ended December 31, 2011, 2010 and 2009 was a decrease of $34, $125 and $53 million, respectively. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of “Deferred policy acquisition costs,” and, as such, will initially result in lower earnings in future periods primarily reflecting lower deferrals of wholesaler costs. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

The following tables present amounts as previously reported in 2011, the effect of the change due to the retrospective adoption of the amended guidance related to the deferral of acquisition costs as described above within the “Effect of Change” column. Also included within the Statement of Cash Flows table within the “Impact of Restatement” column is the impact of the restatement described in Note 1 for the year ended December 31, 2011.

Consolidated Statements of Financial Position:

	December 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$3,217,508	$(671,908)	$2,545,600
Reinsurance recoverables	5,727,610	1,506	5,729,116
Income taxes receivable (1)	—	76,066	76,066
Other assets	44,557	(2)	44,555
TOTAL ASSETS	76,845,547	(594,338)	76,251,209

Policyholders’ account balances	7,808,840	2,834	7,811,674
Income taxes payable (1)	176,517	(176,517)	—
Other liabilities	646,569	47,928	694,497
TOTAL LIABILITIES	73,581,524	(125,755)	73,455,769

Retained earnings	2,233,698	(490,407)	1,743,291
Accumulated other comprehensive income	191,804	21,824	213,628
TOTAL EQUITY	3,264,023	(468,583)	2,795,440
TOTAL LIABILITIES AND EQUITY	$76,845,547	$(594,338)	$76,251,209

(1)	Income taxes reported in December 31, 2011 was in a payable position. The effect of the change converted the balance to a receivable position and was moved into the asset section of the balance sheet.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2010
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$3,377,557	$(683,868)	$2,693,689
TOTAL ASSETS	59,472,213	(683,868)	58,788,345

Policyholders’ account balances	7,509,169	2,818	7,511,987
Income taxes	548,280	(240,502)	307,778
TOTAL LIABILITIES	56,146,019	(237,684)	55,908,335

Retained earnings	2,370,525	(468,340)	1,902,185
Accumulated other comprehensive income	160,943	22,156	183,099
TOTAL EQUITY	3,326,194	(446,184)	2,880,010
TOTAL LIABILITIES AND EQUITY	$59,472,213	$(683,868)	$58,788,345

Consolidated Statements of Operations:

	Year Ended December 31, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$1,109,123	$372	$1,109,495
Other income	42,598	1,263	43,861
Total revenues	2,130,049	1,635	2,131,684
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	1,114,843	(141,640)	973,203
General, administrative and other expenses	520,665	177,219	697,884
Total benefits and expenses	2,450,304	35,579	2,485,883
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(320,255)	(33,944)	(354,199)
Income tax expense (benefit)	(209,579)	(11,877)	(221,456)
NET INCOME (LOSS)	$(110,676)	$(22,067)	$(132,743)

	Year Ended December 31, 2010
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$589,051	$1,996	$591,047
Total revenues	1,336,998	1,996	1,338,994
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	93,125	(26,697)	66,428
General, administrative and other expenses	352,366	153,590	505,956
Total benefits and expenses	695,117	126,893	822,010
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	641,881	(124,897)	516,984
Income tax expense (benefit)	171,813	(43,714)	128,099
NET INCOME (LOSS)	$470,068	$(81,183)	$388,885

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2009
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$653,134	$(1,100)	$652,034
Total revenues	741,428	(1,100)	740,328
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	294,286	(64,078)	230,208
General, administrative and other expenses	217,181	116,159	333,340
Total benefits and expenses	943,179	52,081	995,260
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(201,751)	(53,181)	(254,932)
Income tax expense (benefit)	(135,960)	(18,613)	(154,573)
NET INCOME (LOSS)	$(65,791)	$(34,568)	$(100,359)

Consolidated Statements of Cash Flows:

	Year Ended December 31, 2011
	As Previously Reported	Effect of Change	Impact of Restatement	As Currently Reported
	(in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income	$(110,676)	$(22,067)	$—	$(132,743)
Policy charges and fee income	(213,804)	(363)	86,484	(127,683)
Change in:
Reinsurance recoverables	(1,951,987)	(1,006)	1,154,519	(798,474)
Payable to parent and affiliates	(38,856)		(9,208)	(48,064)
Deferred policy acquisition costs	170,673	(12,613)	(281,160)	(123,100)
Income taxes payable	(441,534)	(11,877)	41,194	(412,217)
Other, net	336,092	47,926	(223,643)	160,375
Cash flows from (used in) operating activities	(1,443,368)	—	768,186	(675,182)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	1,705,018	—	(635,096)	1,069,922
Cash flows from (used in) investing activities	387,468	—	(635,096)	(247,628)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Ceded policyholders’ account deposits	—	—	(117,916)	(117,916)
Policyholders’ account withdrawals	(2,531,037)	—	(23,998)	(2,555,035)
Ceded policyholders’ account withdrawals	—	—	8,824	8,824
Cash flows from (used in) financing activities	$973,324	$—	$(133,090)	$845,234

	Year Ended December 31, 2010
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss)	$470,068	$(81,183)	$388,885
Policy charges and fee income	(202,268)	(1,996)	(204,264)
Change in:
Deferred policy acquisition costs	(966,699)	126,893	(839,806)
Income taxes payable	(12,338)	(43,714)	(56,052)
Cash flows from (used in) operating activities	$(995,797)	$—	$(995,797)

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2009
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss)	$(65,791)	$(34,568)	$(100,359)
Policy charges and fee income	(266,769)	1,100	(265,669)
Change in:
Deferred policy acquisition costs	(251,131)	52,081	(199,050)
Income taxes payable	(67,851)	(18,613)	(86,464)
Cash flows from (used in) operating activities	$(48,288)	$—	$(48,288)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2011	2010	2009
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$218,200	$788,657	$572,902
Proceeds from maturities/repayments	836,724	919,875	1,100,012
Gross investment gains from sales, prepayments and maturities	83,600	45,098	17,375
Gross investment losses from sales and maturities	(411)	(2,497)	(19,291)

Equity securities, available-for-sale
Proceeds from sales	$6,397	$6,978	$14,408
Proceeds from maturities/repayments	3,958	9,000	5,000
Gross investment gains from sales	3,857	348	1,785
Gross investment losses from sales	—	(367)	(363)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(8,969)	$(11,811)	$(31,896)
Writedowns for other-than-temporary impairment losses on equity securities	(2,255)	(147)	(2,259)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$—	$—	$—	$—	$—
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(19,184)	1,446	—	6,208	(11,530)
Net investment gains (losses) on investments arising during the period	26,718	—	—	(9,252)	17,466
Reclassification adjustment for OTTI losses included in net income	9,704	—	—	(3,360)	6,344
Reclassification adjustment for OTTI gains excluded from net income(1)	(43,123)	—	—	14,932	(28,191)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	14,629	—	(5,120)	9,509
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	—	—	(7,993)	2,798	(5,195)

Balance, December 31, 2009	$(25,885)	$16,075	$(7,993)	$6,206	$(11,597)

Net investment gains (losses) on investments arising during the period	(6,744)	—	—	2,359	(4,385)
Reclassification adjustment for OTTI losses included in net income	7,954	—	—	(2,784)	5,170
Reclassification adjustment for OTTI gains excluded from net income(1)	(29)	—	—	10	(19)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	(2,262)	—	792	(1,470)
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	—	—	890	(312)	578

Balance, December 31, 2010	$(24,704)	$13,813	$(7,103)	$6,271	$(11,723)

Net investment gains (losses) on investments arising during the period	(3,779)	—	—	1,322	(2,457)
Reclassification adjustment for OTTI losses included in net income	9,623	—	—	(3,369)	6,254
Reclassification adjustment for OTTI gains excluded from net income(1)	212	—	—	(75)	137
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(3,626)	—	1,268	(2,358)
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	—	—	4,167	(1,459)	2,708

Balance, December 31, 2011	$(18,648)	$10,187	$(2,936)	$3,958	$(7,439)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains/(Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2008	$(331,900)	$191,666	$(115,086)	$87,285	$(168,035)
Cumulative impact of the adoption of new authoritative guidance on January 1, 2009	(12,856)	538	—	4,312	(8,006)
Net investment gains (losses) on investments arising during the period	513,845	—	—	(177,932)	335,913
Reclassification adjustment for (gains) losses included in net income	24,946	—	—	(8,638)	16,308
Reclassification adjustment for OTTI losses excluded from net income(2)	43,123	—	—	(14,932)	28,191
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	(335,032)	—	117,261	(217,771)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	175,577	(61,452)	114,125

Balance, December 31, 2009	$237,158	$(142,828)	$60,491	$(54,096)	$100,725
Net investment gains (losses) on investments arising during the period	124,639	—	—	(43,618)	81,021
Reclassification adjustment for (gains) losses included in net income	38,578	—	—	(13,501)	25,077
Reclassification adjustment for OTTI losses excluded from net income(2)	29	—	—	(10)	19
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	(51,330)	—	18,128	(33,202)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	32,199	(11,270)	20,929

Balance, December 31, 2010	$400,404	$(194,158)	$92,690	$(104,367)	$194,569
Net investment gains (losses) on investments arising during the period	128,890	—	—	(45,090)	83,800
Reclassification adjustment for (gains) losses included in net income	(85,445)	—	—	29,905	(55,540)
Reclassification adjustment for OTTI losses excluded from net income(2)	(212)	—	—	73	(139)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	14,638	—	(5,124)	9,514
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	(17,345)	6,070	(11,275)

Balance, December 31, 2011	$443,637	$(179,520)	$75,345	$(118,533)	$220,929

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The table below presents net unrealized gains (losses) on investments by asset at December 31:

	December 31,	December 31,	December 31,
	2011	2010	2009
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(18,648)	$(24,704)	$(25,885)
Fixed maturity securities, available for sale - all other	411,366	365,178	210,581
Equity securities, available for sale	(1,359)	1,443	310
Derivatives designated as cash flow hedges (1)	2,523	808	(2,974)
Other investments	31,107	32,975	29,241

Net unrealized gains (losses) on investments	$424,989	$375,700	$211,273

(1)	See Note 5 for more information on cash flow hedges.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

4. DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2011	2010	2009
	(in thousands)
Balance, beginning of year	$2,693,689	$1,913,804	$2,015,110
Capitalization of commissions, sales and issue expenses	1,096,301	906,235	429,258
Amortization- Impact of assumption and experience unlocking and true-ups	(25,242)	75,579	(71,294)
Amortization- All other	(947,961)	(142,007)	(160,330)
Change in unrealized investment gains/(losses)	9,973	(59,922)	(298,940)
Ceded DAC upon Coinsurance Treaty with PAR U (See Note 13)	(281,160)	—	—

Balance, end of year	$2,545,600	$2,693,689	$1,913,804

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

Ceded capitalization amounted to $208 million, $220 million and $220 million in 2011, 2010 and 2009, respectively. Ceded amortization amounted to $70 million, $67 million and $53 million in 2011, 2010 and 2009, respectively. The ceded portion of the impact on deferred acquisition costs related to changes in unrealized gains/(losses) arising from the 2011 coinsurance agreement with PAR U increased the deferred acquisition cost asset $147 million. Deferred acquisition costs also include a $281 million reduction resulting from the coinsurance agreement with PAR U effective July 1, 2011 (see Note 13).

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2011	2010
	(in thousands)
Interest-sensitive life contracts	$4,645,659	$4,322,863
Individual annuities	1,826,854	1,869,965
Guaranteed interest accounts	776,731	841,268
Other	562,430	477,891

Total policyholders’ account balances	$7,811,674	$7,511,987

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income for the years December 31, as follows:

	2011	2010	2009
	(in thousands)
Premiums	$1,127,239	$1,061,881	$959,698
Reinsurance ceded	(1,054,452)	(995,489)	(888,105)

Premiums	$72,787	$66,392	$71,593

Direct policy charges and fees	$1,445,303	$1,032,261	$935,885
Reinsurance ceded	(335,808)	(441,214)	(283,851)

Policy charges and fees	$1,109,495	$591,047	$652,034

Policyholders’ benefits ceded	$742,529	$678,782	$515,539
Realized capital gains/(losses) net, associated with derivatives	$1,185,096	$(497,195)	$(1,183,687)

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains/(losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company also entered into an agreement with UPARC (See Note 13) to reinsure a portion of the no-lapse guarantee provision on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 11 for additional information related to the accounting for embedded derivatives.

Reinsurance recoverables included in the Company’s Consolidated Statements of Financial Position at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Domestic life insurance-affiliated	$3,876,626	$2,153,734
Domestic individual annuities-affiliated	869,159	(372,823)
Domestic life insurance-unaffiliated	(658)	239
Taiwan life insurance-affiliated	983,989	946,011

	$5,729,116	$2,727,161

Substantially all reinsurance contracts are with affiliates as of December 31, 2011 and December 31, 2010. These contracts are described further in Note 13.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

9. INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2011	2010	2009
	(in thousands)
Current tax expense (benefit):
U.S.	$42,474	$157,318	$93,658

Total	42,474	157,318	93,658

Deferred tax expense (benefit):
U.S.	(263,930)	(29,219)	(248,231)

Total	(263,930)	(29,219)	(248,231)

Total income tax expense (benefit) on income from operations	(221,456)	128,099	(154,573)
Other comprehensive income	16,417	50,137	135,293
Cumulative effect of changes in accounting policy	—	—	10,637

Total income tax expense (benefit) on continuing operations	$(205,039)	$178,236	$(8,643)

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of ($354.2) million, $517.0 million and ($254.9) million, and no income from foreign operations for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s actual income tax expense for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and cumulative effect of accounting change for the following reasons:

	2011	2010	2009
	(in thousands)
Expected federal income tax expense	$(123,964)	$180,944	$(89,225)
Non-taxable investment income	(81,031)	(46,161)	(35,900)
Tax credits	(15,977)	(5,553)	(2,270)
Expiration of statute of limitations and related interest	—	—	(33,812)
Other	(484)	(1,131)	6,634

Total income tax expense (benefit) on continuing operations	$(221,456)	$128,099	$(154,573)

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2011	2010
	(in thousands)
Deferred tax assets
Insurance reserves	$995,018	$696,132
Investments	—	45,654
Other	—	1,821

Deferred tax assets	$995,018	$743,607

Deferred tax liabilities
Deferred acquisition costs	$594,677	$679,685
Investments	55,073	0
Deferred Annuity Bonus	189,960	188,280
Net Unrealized gains on securities	147,787	131,136
Other	723	—

Deferred tax liabilities	988,220	999,101

Net deferred tax asset (liability)	$6,798	$(255,494)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Level 1—Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. Active markets are defined as having the following characteristics for the measured asset/liability: (i) many transactions, (ii) current prices, (iii) price quotes not varying substantially among market makers, (iv) narrow bid/ask spreads and (v) most information publicly available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and certain short term investments, and equity securities. Prices are obtained from readily available sources for market transactions involving identical assets or liabilities.

Level 2—Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), and commercial mortgage loans, certain short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3—Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain commercial mortgage loans, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of December 31, 2011 and December 31, 2010, these over-rides on a net basis were not material.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Trading Account Assets – Trading account assets consist primarily of asset-backed securities, public corporate bonds, perpetual preferred stock and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.” Fair values of perpetual preferred stock based on observable market inputs are classified within Level 2. However, when prices from independent pricing services are based on non-binding broker quotes as the directly observable market inputs become unavailable, the fair value of perpetual preferred stock are classified as Level 3.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31, 2011
	Fixed Maturities Available For Sale - U.S. Treasury Securities	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$—	$49,050	$59,770	$—	$1,792
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(3,311)	803	—	(3,315)
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(4)	(1,126)	(694)	—	2,840
Net investment income	—	219	768	—	—
Purchases	4,700	7,534	23,001	5,019	1,696
Sales	—	(678)	(8,160)	—	—
Issuances	—	883	—	—	—
Settlements	—	(20,679)	(9,094)	—	(99)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	10,444	—	—	8,695
Transfers out of Level 3 (2)	—	(18,616)	(3,965)	(5,019)	—
Other (4)	—	—	—	—	(8,957)

Fair value, end of period	$4,696	$23,720	$62,429	$—	$2,652

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(4,319)	$(10)	$—	$(2,918)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(4)	$(718)	$(514)	$—	$2,597

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2011
	Other Trading Account Assets - Equity Securities	Other Long- Term Investments	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$—	$—	$(222,491)	$198,451	$452,822
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	102	934,112	388	(1,091,846)
Asset management fees and other income	(595)	(46)	—	—	—
Interest credited to policyholder account balances	—	—	—	1,815	—
Included in other comprehensive income (loss)	—	—	(3,980)	—	—
Net investment income	—	—	—	—	—
Purchases	—	630	308,142	86,744	(273,964)
Sales	—	—	—	(65,074)	—
Issuances	—	—	—	—	—
Settlements	(5,000)	—	(3)	—	—
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(24,651)	—	—
Other (4)	8,957	—	—	—	—

Fair value, end of period	$3,362	$686	$991,129	$222,324	$(912,988)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$75	$973,717	$—	$(1,085,926)
Asset management fees and other income	$(876)	$(46)	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$1,815	$—
Included in other comprehensive income (loss)	$—	$—	$(3,980)	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other primarily represents reclasses of certain assets between reporting categories.

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

	Year Ended December 31, 2010
	Fixed Maturities, Available For Sale - Foreign Government Bonds	Fixed Maturities Available For Sale - Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$1,082	$32,462	$135,466	$—	$3,833
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(438)	(1,438)	—	(90)
Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	(11)	1,958	(582)	82	(2,291)
Net investment income	(1)	328	735	(7)	—
Purchases, sales, issuances, and settlements	—	(14,534)	4,839	5,160	340
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	30,910	4,525	—	—
Transfers out of Level 3 (2)	(1,070)	(1,636)	(83,775)	(5,235)	—

Fair value, end of period	$—	$49,050	$59,770	$—	$1,792

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(1,027)	$(868)	$—	$90
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$(11)	$2,786	$(634)	$126	$(2,291)

	Year Ended December 31, 2010
	Trading Account Asset - Backed Securities	Other Liabilities	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$1,182	$(960)	$159,618	$152,675	$17,539
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	960	(474,147)	(799)	540,017
Asset management fees and other income	—	—	—	—	—
Interest credited to policyholder account balances	—	—	—	9,119	—
Included in other comprehensive income (loss)	18	—	2,465	—	—
Net investment income	—	—	—	—	—
Purchases, sales, issuances, and settlements	(1,200)	—	89,573	37,456	(104,733)
Foreign currency translation	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—

Fair value, end of period	$—	$—	$(222,491)	$198,451	$452,822

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$(473,023)	$—	$499,913
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$9,119	$—
Included in other comprehensive income (loss)	$—	$—	$2,465	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Prudential Insurance sponsors voluntary savings plans for its employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company's expense for its share of the voluntary savings plan was $8.1 million, $6.2 million and $4.2 million in 2011, 2010 and 2009 respectively.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Amounts included in the Company’s Consolidated Statements of Financial Position at December 31, 2011 were as follows:

December 31, 2011
($ in thousands)
Reinsurance recoverables	$1,356,705
Policy loans	$(36,556)
Deferred policy acquisition costs	$(127,726)
Other liabilities (reinsurance payables) (1)	$153,688

(1)	Includes $135 million of a deferred gain arising from the coinsurance agreement with PAR U effective July 1, 2011.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) in 2011 are as follows:

December 31, 2011
($ in thousands)
Gross premium and policy charges and fee income	$102,722
Interest credited to policy holder accounts ceded
Policyholders’ benefits ceded	$49,337
Reinsurance expense allowances, net of capitalization and amortization	$30,780
Realized capital losses, associated with derivatives	$(61,398)

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
	(in thousands)
Pruco Reinsurance
Effective January 24, 2011
Highest Daily Lifetime Income (“HDI”) (1)	$31,639	$—	$—
Spousal Highest Daily Lifetime Income (“SHDI”) (1)	11,940	—	—
Effective beginning August 24, 2009
Highest Daily Lifetime 6 Plus (“HD6 Plus”) (1)	152,902	26,306	180
Spousal Highest Daily Lifetime 6 Plus (“SHD6 Plus”) (1)	67,754	11,951	64
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7 Plus”)	17,014	14,516	4,488
Spousal Highest Daily Lifetime 7 Plus (“SHD7 Plus”)	8,951	7,533	2,207
Effective January 28, 2008
Highest Daily Lifetime 7 (“HD7”)	11,007	10,343	9,228
Spousal Highest Daily Lifetime 7 (“SHD7”)	2,660	2,482	2,161
Effective March 15, 2010
Guaranteed Return Option Plus II (“GRO Plus II”)	3,595	812	—
Effective January 28, 2008
Highest Daily Guaranteed Return Option (“HD GRO”)	609	610	440
Highest Daily Guaranteed Return Option II (“HD GRO II”)	2,885	820	—
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	4,690	4,795	4,829
Spousal Lifetime Five (“SLT5”)	2,398	2,298	2,053
Effective Since 2005
Lifetime Five (“LT5”)	15,461	15,011	13,614

Total Pruco Reinsurance	$333,505	$97,477	$39,264

(1)	Effective October 1, 2011, PLNJ entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of this rider.

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

In October 2011, the Company transferred fixed maturity securities to PAR U, an affiliated company, as consideration for the coinsurance agreement with this affiliate. These securities had an amortized cost of $943 million and a fair market value of $1,006 million. The net difference between amortized cost and the fair value was $63 million and was recorded as a realized investment gain on the Company's financial statements. The time elapsed between the effective date and the settlement date of the coinsurance agreement with PAR U resulted in a derivative loss of $61 million reflecting changes in market values of the consideration from the effective date through settlement date.

In October 2011, the Company sold fixed maturity securities to PAR U, an affiliated company. These securities had an amortized cost of $84 million and a fair market value of $92 million. The net difference between amortized cost and fair market value was $8 million and was accounted for as a realized investment gain on the Company's financial statements.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

In December 2011, the Company sold fixed maturity securities to PARCC, an affiliated company. These securities had an amortized cost of $36 million and a fair market value of $38 million. The net difference between amortized cost and fair value was $2 million and was accounted for as a realized investment gain on the Company's financial statements.

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

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 are summarized in the table below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands)
2011
Total revenues	$478,756	$493,845	$639,641	$519,442
Total benefits and expenses	383,055	465,288	1,371,790	265,750
Income (loss) from operations before income taxes	95,701	28,557	(732,149)	253,692
Net income (loss)	$76,041	$23,805	$(434,310)	$201,721

2010
Total revenues	$303,046	$417,543	$316,435	$301,970
Total benefits and expenses	249,047	636,017	(3,243)	(59,811)
Income (loss) from operations before income taxes	53,999	(218,474)	319,678	361,781
Net income (loss) (1)	$49,112	$(139,086)	$224,855	$254,004

(1)	In addition to the impact from the retrospective adoption of which costs relating to acquisition of new or renewal insurance costs qualify for deferral included within the three months ended June 30, 2010 and September 30, 2010, are offsetting impacts of approximately $40 million to income tax benefit and expense, respectively, resulting from revised interim tax calculations.

24.0	Powers of Attorney

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS-XBRL Instance Document.

101.SCH-XBRL Taxonomy Extension Schema Document.

101.CAL-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF-XBRL Taxonomy Extension Definition Linkbase Document.