Form 10-Q
period 2012-06-30
PRUCO LIFE INSURANCE CO
filed 2012-08-10
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

Part I – Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

As of June 30, 2012 and December 31, 2011 (in thousands, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2012 – $5,422,899; 2011 – $5,151,406)	$5,865,681	$5,544,124
Equity securities, available for sale, at fair value (cost: 2012 – $13,630; 2011 – $9,627)	13,688	8,269
Trading account assets, at fair value	19,615	25,843
Policy loans	1,061,555	1,050,878
Short-term investments	351,925	283,281
Commercial mortgage and other loans	1,425,375	1,406,492
Other long-term investments	313,589	268,486

Total investments	9,051,428	8,587,373
Cash and cash equivalents	246,835	287,423
Deferred policy acquisition costs	2,865,381	2,545,600
Accrued investment income	86,559	86,020
Reinsurance recoverables	6,285,893	5,729,116
Receivables from parents and affiliates	178,249	195,543
Deferred sales inducements	623,942	542,742
Income taxes	17,771	76,066
Other assets	42,634	44,555
Separate account assets	69,156,404	58,156,771

TOTAL ASSETS	$88,555,096	$76,251,209

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$8,265,081	$7,811,674
Future policy benefits and other policyholder liabilities	5,856,808	5,294,308
Cash collateral for loaned securities	55,773	153,651
Securities sold under agreements to repurchase	33,928	40,491
Short-term debt to affiliates	193,000	129,000
Long-term debt to affiliates	1,438,000	1,172,000
Payables to parent and affiliates	4,765	3,377
Other liabilities	629,642	694,497
Separate account liabilities	69,156,404	58,156,771

TOTAL LIABILITIES	85,633,401	73,455,769

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	822,643	836,021
Retained earnings	1,851,232	1,743,291
Accumulated other comprehensive income	245,320	213,628

TOTAL EQUITY	2,921,695	2,795,440

TOTAL LIABILITIES AND EQUITY	$88,555,096	$76,251,209

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2012 and 2011 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Premiums	$20,077	$19,461	$31,260	$33,557
Policy charges and fee income	346,174	302,623	671,986	576,168
Net investment income	105,322	109,194	207,179	220,478
Asset administration fees	67,076	53,140	129,913	95,068
Other income	14,386	8,396	29,245	19,574
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(9,832)	(8,925)	(15,747)	(30,000)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	6,115	7,361	11,464	26,001
Other realized investment gains (losses), net	11,885	2,588	(6,023)	31,747

Total realized investment gains (losses), net	8,168	1,024	(10,306)	27,748

TOTAL REVENUES	561,203	493,838	1,059,277	972,593

BENEFITS AND EXPENSES
Policyholders’ benefits	89,076	57,310	105,954	114,833
Interest credited to policyholders’ account balances	209,197	86,600	159,719	159,269
Amortization of deferred policy acquisition costs	552,931	143,602	240,262	220,879
General, administrative and other expenses	202,893	177,776	407,425	353,362

TOTAL BENEFITS AND EXPENSES	1,054,097	465,288	913,360	848,343

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(492,894)	28,550	145,917	124,250

Income tax expense (benefit)	(139,531)	4,752	37,976	24,412

NET INCOME (LOSS)	$(353,363)	$23,798	$107,941	$99,838

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(438)	190	(220)	627
Unrealized investment gains (losses) for the period	56,963	31,363	52,082	17,051
Reclassification adjustment for (gains) losses included in net income	(2,747)	8,344	(2,835)	13,745

Net unrealized investment gains (losses)	54,216	39,707	49,247	30,796

Other comprehensive income (loss), before tax:	53,778	39,897	49,027	31,423
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustment	(153)	66	(77)	219
Net unrealized investment gains	18,975	13,897	17,412	10,778

Total	18,822	13,963	17,335	10,997
Other comprehensive income (loss), net of tax:	34,956	25,934	31,692	20,426

COMPREHENSIVE INCOME (LOSS)	$(318,407)	$49,732	$139,633	$120,264

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Stockholder’s Equity

Six Months Ended June 30, 2012 and 2011 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2011	$2,500	$836,021	$1,743,291	$213,628	$2,795,440
Capital – asset transfer activity	—	(13,378)	—	—	(13,378)
Comprehensive income:
Net income	—	—	107,941	—	107,941
Other comprehensive income (loss), net of tax	—	—	—	31,692	31,692

Total comprehensive income					139,633

Balance, June 30, 2012	$2,500	$822,643	$1,851,232	$245,320	$2,921,695

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,500	$792,226	$2,370,525	$160,943	$3,326,194
Cumulative effect of adoption of accounting principle			(468,340)	22,156	(446,184)
Affiliated asset transfers	—	40,252	(26,151)	—	14,101
Comprehensive income:
Net income	—	—	99,838	—	99,838
Other comprehensive income (loss), net of tax	—	—	—	20,426	20,426

Total comprehensive income					120,264

Balance, June 30, 2011	$2,500	$832,478	$1,975,872	$203,525	$3,014,375

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011 (in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$107,941	$99,838
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(62,658)	(157,534)
Interest credited to policyholders’ account balances	159,719	159,269
Realized investment (gains) losses, net	10,306	(27,748)
Amortization and other non-cash items	(29,093)	(8,150)
Change in:
Future policy benefits and other insurance liabilities	586,194	419,822
Reinsurance recoverables	(555,528)	(361,345)
Accrued investment income	(539)	993
Receivables from parent and affiliates	14,549	4,384
Payables to parent and affiliates	382	8,212
Deferred policy acquisition costs	(340,462)	(382,763)
Income taxes payable	40,959	(100,096)
Deferred sales inducements	(138,095)	(165,034)
Other, net	(21,523)	(18,321)

Cash flows from (used in) operating activities	$(227,848)	$(528,473)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$549,359	$480,189
Short-term investments	576,280	459,976
Policy loans	63,704	60,287
Ceded policy loans	(1,797)	—
Commercial mortgage and other loans	50,114	30,622
Other long-term investments	7,712	9,070
Equity securities, available for sale	78	4,144
Trading account assets, at fair value	6,163	—
Payments for the purchase/origination of:
Fixed maturities, available for sale	(795,773)	(381,737)
Short-term investments	(644,804)	(400,783)
Policy loans	(54,209)	(49,020)
Ceded policy loans	4,506	—
Commercial mortgage and other loans	(67,937)	(97,408)
Other long-term investments	(39,928)	(9,582)
Equity securities, available for sale	(5,023)	(5,609)
Notes receivable from parent and affiliates, net	9,718	10,055
Other	1,269	(414)

Cash flows from (used in) investing activities	$(340,568)	$109,790

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$1,861,057	$1,427,153
Ceded policyholders’ account deposits	(114,600)	—
Policyholders’ account withdrawals	(1,444,034)	(1,414,672)
Ceded policyholders’ account withdrawals	15,530	—
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(104,440)	58,165
Capital - asset transfer activity	(13,378)	—
Net increase (decrease) in short-term borrowing	14,000	92,018
Drafts outstanding	(2,307)	13,087
Net change in long-term borrowing	316,000	200,000

Cash flows from (used in) financing activities	$527,828	$375,751

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,588)	(42,932)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	287,423	364,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$246,835	$322,067

See Notes to Unaudited Interim Consolidated Financial Statements

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company, is a wholly owned subsidiary of The Prudential Insurance Company of America, or (“Prudential Insurance”), which in turn is an indirect wholly owned subsidiary of Prudential Financial, Inc., or (“Prudential Financial”). Pruco Life Insurance Company was organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities, primarily through third party distributors, in the District of Columbia, Guam, and in all States except New York.

Pruco Life Insurance Company has three subsidiaries, including one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey, or (“PLNJ”), and two subsidiaries formed in 2009 for the purpose of holding certain commercial loan and other investments. Pruco Life Insurance Company and its subsidiaries are together referred to as (“the Company”) and all financial information is shown on a consolidated basis.

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

The Company has extensive transactions and relationships with Prudential Insurance and other affiliates, (as more fully described in Note 8). Due to these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties. These financial statements should be read in conjunction with the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

Equity securities, available-for-sale are comprised of common stock, and non-redeemable preferred stock and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss).” The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

Impaired loans include those loans for which it is probable that amounts due will not be collected according to the contractual terms of the loan agreement. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on loans that are past due, including impaired and non-impaired loans as well as loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 3 for additional information about the Company’s past due loans.

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

The Company reviews the performance and credit quality of the commercial mortgage loan and agricultural loan portfolios on an on-going basis. Loans are placed on watch list status based on a predefined set of criteria and are assigned one of three categories. Loans are placed on “early warning” status in cases where, based on the Company’s analysis of the loan’s collateral, the financial situation of the borrower or tenants or other market factors, it is believed a loss of principal or interest could occur. Loans are classified as “closely monitored” when it is determined that there is a collateral deficiency or other credit events that may lead to a potential loss of principal or interest. Loans “not in good standing” are those loans where the Company has concluded that there is a high probability of loss of principal, such as when the loan is delinquent or in the process of foreclosure. As described below, in determining the allowance for losses, the Company evaluates each loan on the watch list to determine if it is probable that amounts due will not be collected according to the contractual terms of the loan agreement.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

Under the authoritative guidance for the recognition and presentation of other-than-temporary impairments, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss)” (“OCI”). Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of “Accumulated other comprehensive income (loss).”

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in “Accumulated other comprehensive income (loss)” to the extent they are effective, until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The decrease in the income tax expense for the three months ended June 30, 2012 and change in effective tax rate was primarily driven by a decrease in pre-tax income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Unaudited Interim Consolidated Statements of Financial Position:

	December 31, 2011
	As Previously Reported (2)	Effect of Change	As Currently Reported (2)
	(in thousands)
Deferred policy acquisition costs	$3,217,508	$(671,908)	$2,545,600
Reinsurance recoverables	5,727,610	1,506	5,729,116
Income taxes receivable (1)	—	76,066	76,066
Other assets	44,557	(2)	44,555
TOTAL ASSETS	76,845,547	(594,338)	76,251,209
Policyholders’ account balances	7,808,840	2,834	7,811,674
Income taxes payable (1)	176,517	(176,517)	—
Other liabilities	646,569	47,928	694,497
TOTAL LIABILITIES	73,581,524	(125,755)	73,455,769
Retained earnings	2,233,698	(490,407)	1,743,291
Accumulated other comprehensive income	191,804	21,824	213,628
TOTAL EQUITY	3,264,023	(468,583)	2,795,440
TOTAL LIABILITIES AND EQUITY	$76,845,547	$(594,338)	$76,251,209

(1)	Income taxes reported in December 31, 2011 was in a payable position. The effect of the restatement converted the balance to a receivable position and was moved into the asset section of the balance sheet.

(2)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2012. “As currently reported” column was included in the 10-K/A filed with the SEC on July 20, 2012.

Unaudited Interim Consolidated Statements of Operations:

	Three Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$302,686	$(63)	$302,623
Total revenues	493,901	(63)	493,838
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	169,442	(25,840)	143,602
General, administrative and other expenses	133,315	44,461	177,776
Total benefits and expenses	446,667	18,621	465,288
INCOME FROM OPERATIONS BEFORE INCOME TAXES	47,234	(18,684)	28,550
Income tax expense	8,799	(4,047)	4,752
NET INCOME	$38,435	$(14,637)	$23,798

	Six Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$576,297	$(129)	$576,168
Total revenues	972,722	(129)	972,593
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	263,728	(42,849)	220,879
General, administrative and other expenses	261,096	92,266	353,362
Total benefits and expenses	798,926	49,417	848,343
INCOME FROM OPERATIONS BEFORE INCOME TAXES	173,796	(49,546)	124,250
Income tax expense	35,950	(11,538)	24,412
NET INCOME	$137,846	$(38,008)	$99,838

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Unaudited Interim Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137,846	$(38,008)	$99,838
Policy charges and fee income	(157,663)	129	(157,534)
Change in:
Deferred policy acquisition costs	(432,180)	49,417	(382,763)
Income taxes payable	(88,558)	(11,538)	(100,096)
Cash flows from (used in) operating activities	$(528,473)	$—	$(528,473)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$178,680	$16,365	$3	$195,042	$—
Obligations of U.S. states and their political subdivisions	61,969	8,192	69	70,092	—
Foreign government bonds	42,125	7,219	2	49,342	—
Public utilities	719,851	77,350	1,419	795,782	—
All other corporate securities	3,231,847	267,127	3,843	3,495,131	(624)
Asset-backed securities (1)	347,808	18,406	13,048	353,166	(22,993)
Commercial mortgage-backed securities	482,107	43,555	33	525,629	—
Residential mortgage-backed securities (2)	358,512	23,148	163	381,497	(1,187)

Total fixed maturities, available-for-sale	$5,422,899	$461,362	$18,580	$5,865,681	$(24,804)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$90	$2	$46	$46
Industrial, miscellaneous & other	11,303	1,034	766	11,571
Non-redeemable preferred stocks	2,237	34	200	2,071

Total equity securities, available-for-sale	$13,630	$1,070	$1,012	$13,688

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $14 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$144,083	$14,321	$4	$158,400	$—
Obligations of U.S. states and their political subdivisions	43,830	5,808	—	49,638	—
Foreign government bonds	47,910	6,615	4	54,521	—
Public utilities	589,574	63,283	1,497	651,360	—
All other corporate securities	3,145,363	252,186	6,956	3,390,593	(1,285)
Asset-backed securities (1)	376,505	19,235	22,495	373,245	(27,122)
Commercial mortgage-backed securities	505,310	37,015	2	542,323	—
Residential mortgage-backed securities (2)	298,831	25,550	337	324,044	(1,296)

Total fixed maturities, available-for-sale	$5,151,406	$424,013	$31,295	$5,544,124	$(29,703)

Equity securities available-for-sale
Common Stocks:
Public utilities	$90	$5	$23	$71
Industrial, miscellaneous & other	7,100	597	1,742	5,956
Non-redeemable preferred stocks	2,437	6	201	2,242

Total equity securities, available-for-sale	$9,627	$608	$1,966	$8,269

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $11 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2012, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$575,924	$595,823
Due after one year through five years	1,523,914	1,635,709
Due after five years through ten years	1,247,165	1,375,544
Due after ten years	887,469	998,313
Asset-backed securities	347,808	353,166
Commercial mortgage-backed securities	482,107	525,629
Residential mortgage-backed securities	358,512	381,497

Total	$5,422,899	$5,865,681

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

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$19,051	$61,155	$58,190	$84,459
Proceeds from maturities/repayments	296,563	195,610	493,068	380,613
Gross investment gains from sales, prepayments and maturities	7,783	1,426	8,754	5,701
Gross investment losses from sales and maturities	(590)	(326)	(706)	(366)

Equity securities, available-for-sale
Proceeds from sales	$91	$4,144	$91	$4,144
Proceeds from maturities/repayments	—	—	—	—
Gross investment gains from sales	27	—	27	—
Gross investment losses from sales	(34)	—	(34)	—

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(3,719)	$(1,564)	$(4,285)	$(3,999)
Writedowns for other-than-temporary impairment losses on equity securities	(721)	—	(922)	(1,357)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands)
Balance, beginning of period	$27,559	$31,506
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(636)	(2,328)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	(3,127)
Additional credit loss impairments recognized in the current period on securities previously impaired	699	1,220
Increases due to the passage of time on previously recorded credit losses	338	798
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(418)	(527)

Balance, end of period	$27,542	$27,542

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(in thousands)
Balance, beginning of period	$36,886	$36,820
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(3,883)	(5,575)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	(4,055)	(4,055)
Credit loss impairment recognized in the current period on securities not previously impaired	—	85
Additional credit loss impairments recognized in the current period on securities previously impaired	539	2,494
Increases due to the passage of time on previously recorded credit losses	380	693
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(322)	(917)

Balance, end of period	$29,545	$29,545

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table sets forth the composition of trading account assets, at fair value as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities:
Asset-backed securities	$10,756	$11,246	$16,597	$17,419
Commercial mortgage-backed securities	4,975	4,987	4,978	5,062

Total fixed maturities	15,731	16,233	21,575	22,481
Equity securities (1)	3,083	3,382	3,135	3,362

Total trading account assets	$18,814	$19,615	$24,710	$25,843

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was ($0.2) million during the three months ended both June 30, 2012 and 2011, and ($0.3) million during the six months ended both June 30, 2012 and 2011.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$251,846	17.5%	$261,699	18.4%
Retail	460,675	32.1	453,352	31.9
Apartments/Multi-Family	227,585	15.8	218,524	15.4
Office	222,394	15.5	223,587	15.8
Hospitality	61,228	4.3	61,910	4.4
Other	96,402	6.7	97,383	6.9

Total commercial mortgage loans by property type	1,320,130	91.9	1,316,455	92.8
Agricultural property loans	116,998	8.1	102,850	7.2

Total commercial mortgage and agricultural loans by property type	1,437,128	100.0%	1,419,305	100.0%

Valuation allowance	(11,753)		(12,813)

Total net commercial and agricultural mortgage loans by property type	$1,425,375		$1,406,492

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in California (21%), New Jersey (12%) and Texas (9%) at June 30, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$12,813	$21,428
Addition to / (release of) allowance of losses	(1,060)	(8,615)

Allowance for losses, end of year (1)	$11,753	$12,813

(1)	Agricultural loans represent $0.4 million of the ending allowance at both June 30, 2012 and December 31, 2011.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and agricultural loans, as of the dates indicated:

	June 30, 2012	December 31, 2011
	Total Loans (in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$5,552	$5,743
Ending balance: collectively evaluated for impairment (2)	6,201	7,070

Total ending balance	$11,753	$12,813

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$17,559	$17,849
Ending balance gross of reserves: collectively evaluated for impairment (2)	1,419,569	1,401,456

Total ending balance, gross of reserves	$1,437,128	$1,419,305

(1)	There were no agricultural loans individually evaluated for impairments at June 30, 2012 and December 31, 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $117 million and $103 million at June 30, 2012 and December 31, 2011, respectively and a related allowance of $0.4 million for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that amounts due according to the contractual terms of the loan agreement will not all be collected. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of June 30, 2012 and December 31, 2011 had a recorded investment and unpaid principal balance of $17.6 million and $17.8 million and related allowance of $5.6 million and $5.7 million, respectively, primarily related to the hospitality and other property types. At both June 30, 2012 and December 31, 2011, the Company held no impaired agricultural loans. Net investment income recognized on these loans totaled $0.3 million for the six months ended June 30, 2012, and $0.5 million for the year ended December 31, 2011.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of June 30, 2012 and December 31, 2011, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2 loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of both June 30, 2012 and December 31, 2011, 93% of the $1.4 billion recorded investment had a loan-to-value ratio of less than 80%. As of both June 30, 2012 and December 31, 2011, 95% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of June 30, 2012, approximately $75 million or 5% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans. As of December 31, 2011, approximately $72 million or 5% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural loans.

As of both June 30, 2012 and December 31, 2011, all commercial mortgage and other loans were in current status, with the exception of $1.6 million at December 31, 2011, that were classified as past due, primarily related to other property types. As of June 30, 2012 and December 31, 2011, $17.6 million and $22.6 million, respectively, of commercial mortgage and other loans, were in non-accrual status based upon the recorded investment gross of allowance for credit losses, primarily related to hospitality and other property types. See Note 2 for further discussion regarding nonaccrual status loans. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

For the three months ended June 30, 2012, there were no commercial mortgage and other loans sold or acquired.

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

As of June 30, 2012, the additional funds the Company has committed to provide to borrowers involved in a troubled debt restructuring is not material.

Net Investment Income

Net investment income for the three and six months ended June 30, 2012 and 2011 was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$68,077	$76,552	$135,960	$154,085
Equity securities, available-for-sale	26	317	33	453
Trading account assets	298	274	616	544
Commercial mortgage and other loans	21,218	20,300	42,305	39,956
Policy loans	14,377	14,086	28,475	27,937
Short-term investments and cash equivalents	223	229	542	587
Other long-term investments	5,587	2,031	8,244	6,038

Gross investment income	109,806	113,789	216,175	229,600
Less: investment expenses	(4,484)	(4,595)	(8,996)	(9,122)

Net investment income	$105,322	$109,194	$207,179	$220,478

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2012 and 2011, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities	$3,474	$(464)	$3,763	$1,336
Equity securities	(728)	3,281	(929)	1,924
Commercial mortgage and other loans	959	1,886	1,060	2,327
Derivatives	4,463	(3,685)	(14,218)	22,155
Other	—	6	18	6

Realized investment gains (losses), net	$8,168	$1,024	$(10,306)	$27,748

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$(18,648)	$10,187	$(2,936)	$3,958	$(7,439)
Net investment gains (losses) on investments arising during the period	4,452	—	—	(1,558)	2,894
Reclassification adjustment for (gains) losses included in net income	3,309	—	—	(1,158)	2,151
Reclassification adjustment for OTTI losses excluded from net income(1)	(100)	—	—	35	(65)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(5,322)	—	1,863	(3,459)
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	—	—	1,516	(531)	985

Balance, June 30, 2012	$(10,987)	$4,865	$(1,420)	$2,609	$(4,933)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$443,637	$(179,520)	$75,345	$(118,533)	$220,929
Net investment gains (losses) on investments arising during the period	50,404	—	—	(17,640)	32,764
Reclassification adjustment for (gains) losses included in net income	(6,144)	—	—	2,150	(3,994)
Reclassification adjustment for OTTI losses excluded from net income(2)	100	—	—	(35)	65
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(14,818)	—	5,010	(9,808)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	15,850	(5,548)	10,302

Balance, June 30, 2012	$487,997	$(194,338)	$91,195	$(134,596)	$250,258

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

The table below presents net unrealized gains (losses) on investments by asset as of the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(10,987)	$(18,648)
Fixed maturity securities, available-for-sale—all other	453,769	411,366
Equity securities, available-for-sale	58	(1,359)
Derivatives designated as cash flow hedges (1)	4,401	2,523
Other investments	29,769	31,107

Net unrealized gains (losses) on investments	$477,010	$424,989

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,812	$3	$—	$—	$5,812	$3
Obligations of U.S. states and their political subdivisions	13,569	69	—	—	13,569	69
Foreign government bonds	98	2	—	—	98	2
Corporate securities	235,021	3,519	30,536	1,743	265,557	5,262
Asset-backed securities	10,247	42	61,156	13,006	71,403	13,048
Commercial mortgage-backed securities	11,894	12	583	21	12,477	33
Residential mortgage-backed securities	990	41	5,141	122	6,131	163

Total	$277,631	$3,688	$97,416	$14,892	$375,047	$18,580

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,696	$4	$—	$—	$4,696	$4
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	96	4	—	—	96	4
Corporate securities	196,766	6,060	13,355	2,393	210,121	8,453
Asset-backed securities	57,956	389	69,641	22,106	127,597	22,495
Commercial mortgage-backed securities	563	—	1,051	2	1,614	2
Residential mortgage-backed securities	4,706	213	4,022	124	8,728	337

Total	$264,783	$6,670	$88,069	$24,625	$352,852	$31,295

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

The gross unrealized losses at June 30, 2012 and December 31, 2011 are composed of $11 million and $10 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $7 million and $21 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2012, $10 million of the gross unrealized losses represented declines in value of greater than 20%, $0.1 million of which had been in that position for less than six months, as compared to $22 million at December 31, 2011 that represented declines in value of greater than 20%, $3 million of which had been in that position for less than six months. At June 30, 2012 and December 31, 2011, the $15 million and $25 million respectively, of gross unrealized losses of twelve months or more were concentrated in asset-backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2012 and December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	June 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available-for-sale	$1,472	$1,012	$—	$—	$1,472	$1,012

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available-for-sale	$3,016	$1,966	$—	$—	$3,016	$1,966

At June 30, 2012, $1 million of the gross unrealized losses represented declines in value of greater than 20%, $0.4 million of which have been in that position for less than six months. At December 31, 2011, $2 million of the gross unrealized losses represented declines in value of greater than 20%, $1.4 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2012 or December 31, 2011.

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

Level 2 – Fair value is based on significant inputs, other than Level 1 inputs, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives. Valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through comparison to trade data and internal estimates of current fair value, generally developed using market observable inputs and economic indicators.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. These inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits. Prices are determined using valuation methodologies such as option pricing models, discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain conditions, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company may choose to over-ride the third-party pricing information or quotes received and apply internally- developed values to the related assets or liabilities. To the extent the internally-developed valuations use significant unobservable inputs, they are classified as Level 3. As of June 30, 2012 and December 31, 2011, these over-rides on a net basis were not material.

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

	As of June 30, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$190,343	$4,699	$—	$195,042
Obligations of U.S. states and their political subdivisions	—	70,092	—	—	70,092
Foreign government bonds	—	49,342	—	—	49,342
Corporate securities	—	4,260,454	30,459	—	4,290,913
Asset-backed securities	—	266,251	86,915	—	353,166
Commercial mortgage-backed securities	—	520,298	5,331	—	525,629
Residential mortgage-backed securities	—	381,497	—	—	381,497

Sub-total	—	5,738,277	127,404	—	5,865,681
Trading account assets:
Asset-backed securities	—	11,247	—	—	11,247
Commercial mortgage-backed securities	—	4,987	—	—	4,987
Equity securities	—	—	3,381	—	3,381

Sub-total	—	16,234	3,381	—	19,615
Equity securities, available for sale	2,812	8,621	2,255	—	13,688
Short-term investments	3,374	348,551	—	—	351,925
Cash equivalents	17,536	122,219	—	—	139,755
Other long-term investments	—	207,517	3,661	(50,966)	160,212
Reinsurance recoverables	—	—	1,036,923	—	1,036,923
Other assets	—	189,332	—	—	189,332

Sub-total excluding separate account assets	23,722	6,630,751	1,173,624	(50,966)	7,777,131
Separate account assets (1)	2,267,385	66,652,385	236,634	—	69,156,404

Total assets	$2,291,107	$73,283,136	$1,410,258	$(50,966)	$76,933,535

Future policy benefits	$—	$—	$1,087,503	$—	$1,087,503
Other Liabilities	—	50,966	—	(50,966)	—

Total liabilities	$—	$50,966	$1,087,503	$(50,966)	$1,087,503

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

	As of December 31, 2011
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$153,704	$4,696	$—	$158,400
Obligations of U.S. states and their political subdivisions	—	49,638	—	—	49,638
Foreign government bonds	—	54,521	—	—	54,521
Corporate securities	—	4,018,233	23,720	—	4,041,953
Asset-backed securities	—	310,816	62,429	—	373,245
Commercial mortgage-backed securities	—	542,323	—	—	542,323
Residential mortgage-backed securities	—	324,044	—	—	324,044

Sub-total	—	5,453,279	90,845	—	5,544,124
Trading account assets:
Asset-backed securities	—	17,419	—	—	17,419
Commercial mortgage-backed securities	—	5,062	—	—	5,062
Equity securities	—	—	3,362	—	3,362

Sub-total	—	22,481	3,362	—	25,843
Equity securities, available for sale	5,617	—	2,652	—	8,269
Short-term investments	101,608	181,673	—	—	283,281
Cash equivalents	42,158	191,920	—	—	234,078
Other long term investments	—	180,603	686	(57,612)	123,677
Reinsurance recoverables	—	—	868,824	—	868,824
Other assets	—	192,824		—	192,824

Sub-total excluding separate account assets	149,383	6,222,780	966,369	(57,612)	7,280,920
Separate account assets (1)	1,803,852	56,130,595	222,324	—	58,156,771

Total assets	$1,953,235	$62,353,375	$1,188,693	$(57,612)	$65,437,691

Future policy benefits	$—	$—	$912,988	$—	$912,988
Other Liabilities	—	57,612	—	(57,612)	—

Total liabilities	$—	$57,612	$912,988	$(57,612)	$912,988

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

(2)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.

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

If the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity, non-binding broker quotes are used, if available. If the Company concludes the values from both pricing services and brokers are not reflective of market

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of June 30, 2012 and December 31, 2011, over-rides on a net basis were not material. Internally-developed valuations or non-binding broker quotes are also used to determine fair value in circumstances where vendor pricing is not available. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Circumstances where observable market data are not available may include events such as market illiquidity and credit events related to the security. Pricing service over-rides, internally-developed valuations and non-binding broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as common shares of mutual funds. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. In determining the fair value of certain privately traded equity securities the discounted cash flow model may also use unobservable inputs, which reflect the Company’s assumptions about the inputs market participants would use in pricing the asset. Most privately traded equity securities are classified within Level 3. The fair values of common shares of mutual funds that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on non-binding broker quotes, as the directly observable market inputs are not available. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

Derivatives classified as Level 3 may include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs (e.g., individual credit default spreads, interest rates and recovery rates), and unobservable model-specific input values such as correlation between different credits within the same basket. Structured options and derivatives are valued using

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

simulation models such as the Monte Carlo and other techniques. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of June 30, 2012 and December 31, 2011, there were derivatives with the fair value of $2.9 million and $0.1 million classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Money market instruments are generally valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are generally based on market observable inputs and, accordingly, these investments have been primarily classified within Level 2 in the fair value hierarchy.

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

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. The reinsurance recoverables are valued in the same manner as the living benefit guarantees as described below in “Future Policy Benefits”.

The Company also has an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 8). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative with the value of this derivative included in “Reinsurance recoverables”. The fair value of this embedded derivative is calculated as the present value of expected reimbursement received for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums attributable to the embedded derivative feature. This methodology could result in either an asset or liability balance, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rate assumptions, the Company’s market-perceived risk of the counterparty, UPARC’s non-performance (“NPR”), and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates. This embedded derivative had a value of zero at June 30, 2012 and December 31, 2011 primarily due to NPR.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Level 3 Assets and Liabilities by Price Source – The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2012
	Internal (1)	External (2)	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$4,699	$4,699
Corporate securities	29,590	869	30,459
Asset-backed securities	843	86,072	86,915
Commercial mortgage-backed securities	—	5,331	5,331
Equity securities	2,255	3,381	5,636
Other long-term investments	2,930	731	3,661
Reinsurance recoverables	1,036,923	—	1,036,923

Sub-total excluding separate account assets	1,072,541	101,083	1,173,624
Separate account assets	75,869	160,765	236,634

Total assets	$1,148,410	$261,848	$1,410,258

Future policy benefits	$1,087,503	$—	$1,087,503

Total liabilities	$1,087,503	$—	$1,087,503

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the Company.

As of June 30, 2012
	Fair Value	Valuation Techniques	Unobservable Input	Range (Weighted Average)
(in thousands)
Assets:
Corporate securities	$29,590	Discounted cash flow	Discount rate	$11.10% -17.50% (12.11%)
		Market comparables	EBITDA multiples (1)	7.5X (7.5X)
		Cap at call price	Call price	100% (100%)
		Liquidation	Liquidation value	70.3% - 75% (71.4%)

Reinsurance Recoverables	$1,036,923	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits	$1,087,503	Discounted cash flow	Lapse rate	0% - 15%
			NPR spread	0.4% - 2.6%
			Utilization rate	60% - 90%
			Withdrawal rate	90% - 100%
			Mortality rate (2)	0% - 10%
			Equity Volatility curve	22% - 32%

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

(1)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.

(2)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

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

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These reinsurance recoverables covering these guarantees are valued in the same manner as the living benefit guarantees as described below in “Future Policy Benefits”. Reinsurance recoverables also includes reinsurance of the no lapse guarantee provisions available on a portion of certain universal life products. The reinsurance agreement covering the no lapse guarantee contains an embedded derivative related to the interest rate risk of the reinsurance contract. The embedded derivative arising from this reinsurance agreement had a value of zero at June 30, 2012 as discussed above.

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

To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuations of the embedded derivatives associated with its optional living benefit features. Since insurance liabilities are senior to debt, the Company believes that reflecting the financial strength ratings of the Company in the valuation of the liability or asset appropriately takes into consideration NPR. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company. The Company adjusts these credit spreads to remove any illiquidity risk premium, which is subject to a floor based on a percentage of the credit spread. This additional spread, as mentioned in the table above, is applied at an individual contract level and only to those individual living benefit contracts in a liability position and generally not to those in a contra-liability position. An increase in the spread over LIBOR increases the discounting impact in the present value calculation and will generally cause a decrease in the fair value of the liability.

The Company’s benefit utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, including the estimated timing of the first lifetime income withdrawal by the contractholder. These assumptions vary based on the product type, the age of the contractholder, and the age of the contract. The utilization rate varies by product, based on the availability of an enhanced guarantee after a certain waiting period. For example, the utilization rates for a product with the opportunity to double the guaranteed value after a 10, 12 or 20 year accumulation period are adjusted based on contractholder experience related to such enhancement. Generally, the Company assumes a certain percentage of contractholders will utilize the guaranteed benefit (depending on the product type, contractholder age and contract age) and will begin lifetime withdrawals at various time intervals from contract inception with the remaining contractholders either beginning lifetime withdrawals immediately or never utilizing the benefit. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

Separate Account Assets – In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statement of Operations. In addition, fees earned by the Company related to the management of these assets do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Other Invested Assets – Separate account assets include $75.9 million of investments in real estate fund as of June 30, 2012 that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Key unobservable inputs to real estate valuation include capitalization rates, which range from 6.0% to 9.5% (7.53% weighted average) and discount rates, which range from 7.25% to 11.5% (8.51% weighted average).

Transfers between Levels 1 and 2 – During the three and six months ended June 30, 2012, $8.6 million of equity securities, available for sale transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. This transfer was the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. On March 31, 2012, and December 31, 2011 no such adjustment was made. There were no transfers between Levels 1 and 2 for the three months and six months ended June 30, 2011.

Changes in Level 3 assets and liabilities – The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2012, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2012 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2012.

	Three Months Ended June 30, 2012
	Fixed Maturities, Available for Sale - U.S. Treasury Securities	Fixed Maturities, Available for Sale - Corporate Securities	Fixed Maturities, Available for Sale - Asset- Backed Securities	Fixed Maturity Available for Sale - Commercial Mortgage- Backed Securities	Other Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$4,697	$47,422	$51,440	$—	$3,461
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(3,046)	77	—	—
Asset management fees and other income	—	—	—	—	(30)
Included in other comprehensive income (loss)	2	(619)	(11)	85	—
Net investment income	—	27	148	—	—
Purchases	—	5,027	37,282	—	—
Sales	—	(80)	—	—	—
Issuances	—	(1,769)	—	—	—
Settlements	—	(481)	(2,021)	—	(50)
Transfers into Level 3 (2)	—	—	—	5,246	—
Transfers out of Level 3 (2)	—	(16,022)	—	—	—

Fair value, end of period assets/(liabilities)	$4,699	$30,459	$86,915	$5,331	$3,381

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$(30)
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$2	$(601)	$27	$85	$—

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

	Three Months Ended June 30, 2012
	Equity Securities, Available for Sale	Other Long-term investments	Reinsurance Recoverable	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$2,561	$3,738	$343,816	$238,983	$(350,661)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(192)	572,067	170	(633,456)
Asset management fees and other income	—	(26)	—	—	—
Interest credited to policyholder account balances	—	—	—	(4,753)	—
Included in other comprehensive income (loss)	(302)	—	—	—	—
Net investment income	—	—	—	—	—
Purchases	—	143	121,040	15,081	—
Sales	—	—	—	(12,847)	—
Issuances	—	—	—	—	(103,386)
Settlements	—	(2)	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(4)	—	—	—	—

Fair value, end of period assets/(liabilities)	$2,255	$3,661	$1,036,923	$236,634	$(1,087,503)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(192)	$575,880	$—	$(637,356)
Asset management fees and other income	$—	$(26)	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$(4,754)	$—
Included in other comprehensive income (loss)	$(102)	$—	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2012
	Fixed Maturities, Available For Sale – U.S. Treasury Securities	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale – Asset- Backed Securities	Fixed Maturity Available for Sale – Commercial Mortgage- Backed Securities	Other Trading Account Assets – Equity Securities
	(in thousands)
Fair value, beginning of period	$4,696	$23,720	$62,429	$—	$3,362
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(2,971)	77	—	—
Asset management fees and other income	—	—	—	—	69
Included in other comprehensive income (loss)	3	180	2,661	85	—
Net investment income	—	49	253	—	—
Purchases	—	8,392	37,282	—	—
Sales	—	(83)	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(4,363)	(9,972)	—	(50)
Transfers into Level 3 (2)	—	21,655	—	5,246	—
Transfers out of Level 3 (2)	—	(16,120)	(5,815)	—	—

Fair value, end of period	$4,699	$30,459	$86,915	$5,331	$3,381

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$69
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$3	$174	$1,132	$85	$—

	Six Months Ended June 30, 2012
	Equity Securities, Available for Sale	Other Long-term Investments	Reinsurance Recoverable	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$2,652	$686	$868,824	$222,323	(912,987)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(201)	(1,961)	(19,147)	(611)	25,115
Asset management fees and other income	—	5	—	—	—
Interest credited to policyholder account balances		—	—	3,862	—
Included in other comprehensive income (loss)	(192)	—	—	—	—
Net investment income	—	—	—	—	—
Purchases	—	4,925	187,246	54,916	—
Sales	—	—	—	(43,856)	—
Issuances	—	—	—	—	(199,631)
Settlements	—	6	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(4)	—	—	—	—

Fair value, end of period	$2,255	$3,661	$1,036,923	$236,634	(1,087,503)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(1,851)	$(12,466)	$—	18,124
Asset management fees and other income	$—	$5	$—	$—	—
Interest credited to policyholder account balances	$—	$—	$—	$3,862	—
Included in other comprehensive income (loss)	$(193)	$—	$—	$—	—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

The following tables provide a summary of the changes in fair value of Level 3 assets and liabilities for the three and six months ended June 30, 2011, as well as the portion of gains or losses included in income for the three and six months ended June 30, 2011 attributable to unrealized gains or losses related to those assets and liabilities still held at June 30, 2011.

	Three Months Ended June 30, 2011
	Fixed Maturities, Available For Sale – U.S. Treasury Securities	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities Available For Sale – Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$—	$48,942	$55,846	$—	$10,819
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(385)	7	—	(1,222)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Asset management fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	—	16	144	—	884
Net investment income	—	37	361	—	—
Purchases	4,700	6,312	5,925	5,019	696
Sales	—	(72)	(3,085)	—	—
Issuances	—	359	—	—	—
Settlements	—	(8,981)	(2,809)	—	—
Transfers into Level 3 (2)	—	6,030	—	—	—
Transfers out of Level 3 (2)	—	(4,244)	—	—	—

Fair value, end of period assets/(liabilities)	$4,700	$48,014	$56,389	$5,019	$11,177

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(1,094)	$(7)	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$—	$691	$(86)	$—	$(682)

	Three Months Ended June 30, 2011
	Other Long- Term Investments	Reinsurance Recoverables	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period assets/(liabilities)	$262	$(600,634)	$24,651	$213,062	$709,470
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(62)	45,575	—	151	(51,346)
Asset management fees and other income	—	—	—	—	—
Interest credited to policyholder account balances	—	—	—	1,886	—
Included in other comprehensive income (loss)	—	—	—	—	—
Net investment income	—	—	—	—	—
Purchases	—	58,159	—	4,690	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	(66,102)
Settlements	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(24,651)	—	—

Fair value, end of period assets/(liabilities)	$200	$(496,900)	$—	$219,789	$592,022

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(61)	$44,116	$—	$—	$(49,400)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$(7,211)	$—
Included in other comprehensive income (loss)	$—	$—	$—	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Transfers – Transfers out of Level 3 for Other Assets totaled $24.7 million for the three months ended June 30, 2011 resulting from the Company’s ongoing monitoring of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. In the second quarter of 2011, the pricing and valuation methodology related to an affiliated bond reported within “Other Assets” was re-evaluated and subsequently updated to utilize observable inputs. Other transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

utilization of pricing service information for certain assets that the Company was able to validate. Transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized.

	Six Months Ended June 30, 2011
	Fixed Maturities, Available For Sale – U.S. Treasury Securities	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities Available For Sale – Asset- Backed Securities	Fixed Maturities Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale
	(in thousands)
Fair value, beginning of period	$—	$49,050	$59,770	$—	$1,792
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(1,701)	806	—	(2,443)
Asset administration fees and other income	—	—	—	—	—
Included in other comprehensive income (loss)	—	(244)	410	—	2,437
Net investment income	—	148	598	—	—
Purchases	4,700	7,415	11,089	5,019	696
Sales	—	(661)	(8,160)	—	—
Issuances	—	677	—	—	—
Settlements	—	(12,868)	(4,159)	—	—
Transfers into Level 3 (2)	—	10,442	—	—	8,695
Transfers out of Level 3 (2)	—	(4,244)	(3,965)	—	—

Fair value, end of period	$4,700	$48,014	$56,389	$5,019	$11,177

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(2,395)	$(7)	$—	$(1,221)
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$—	$—
Included in other comprehensive income (loss)	$—	$452	$256	$—	$884

	Six Months Ended June 30, 2011
	Other Long- Term Investments	Reinsurance Recoverables	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$—	$(373,000)	$24,278	$198,451	$452,822
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	200	(230,421)	—	348	260,212
Asset administration fees and other income	—	—	—	—	—
Interest credited to policyholder account balances	—	—	—	9,990	—
Included in other comprehensive income (loss)	—	—	(55)	—	—
Net investment income	—	—	—	—	—
Purchases	—	106,521	430	11,000	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	(121,012)
Settlements	—	—	(2)	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(24,651)	—	—

Fair value, end of period	$200	$(496,900)	$—	$219,789	$592,022

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$174	$(232,242)	$—	$—	$262,680
Asset administration fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholder account balances	$—	$—	$—	$893	$—
Included in other comprehensive income (loss)	$—	$—	$(55)	$—	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Transfers – As a part of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy the Company may reassign level classification from time to time. As a result of such a review, in the first quarter of 2011, it was determined that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on non-binding broker quotes which could not always be verified against directly observable market information. Consequently, perpetual preferred stocks were transferred into Level 3 within the fair value hierarchy. This represents the majority of the transfers into Level 3 for Equity Securities Available for Sale. Also as a result of such review, in the second quarter of 2011, the pricing and valuation methodology related to an affiliated bond reported in Other Assets totaled $24.7 million was re-evaluated and subsequently updated to utilize observable inputs and transferred out of Level 3. Other transfers into Level 3 were primarily the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that could not be validated) when previously, information from third party pricing services (that could be validated) was utilized. Transfers out of Level 3 were primarily due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company was able to validate.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	June 30, 2012					December 31, 2011
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$—	$1,562,176	$1,562,176	$1,425,375	$1,543,968	$1,406,492
Policy loans	—	—	1,419,648	1,419,648	1,061,555	1,401,354	1,050,878
Cash	107,080	—	—	107,080	107,080	53,345	53,345
Accrued investment income	—	86,559	—	86,559	86,559	86,020	86,020
Other assets	—	20,075	—	20,075	19,196	37,006	36,065
Liabilities:
Policyholders’ Account Balances – Investment Contracts	$—	$677,837	$56,608	$734,445	$736,692	$673,673	$677,316
Cash collateral for loaned securities	—	55,773	—	55,773	55,773	153,651	153,651
Securities sold under agreement to repurchase	—	33,928	—	33,928	33,928	40,491	40,491
Short-term debt	—	143,286	—	143,286	193,000	128,766	129,000
Long-term debt	—	1,534,733	—	1,534,733	1,438,000	1,199,488	1,172,000
Other liabilities	—	183,225	—	183,225	183,225	191,818	191,818

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Accrued Investment Income

Due to the short term until settlement of accrued investment income, the Company believes that carrying value approximates fair value.

Other Assets

Other assets included in the table above reflect those assets that meet the definition of financial instruments. They include receivables, such as unsettled trades and accounts receivable. The Company believes that carrying value approximates fair value due to the short term until settlement of most of these assets. Also included in other assets is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt.”

Policyholders’ Account Balances – Investment Contracts

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

Other Liabilities

Other liabilities are primarily payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

Embedded Derivatives

The Company sells variable annuity contracts that include certain optional living benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, “Pruco Re”. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains (losses), net.”

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,088 million and $913 million as of June 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $1,037 million and $869 million as of June 30, 2012 and December 31, 2011, respectively.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	June 30, 2012			December 31, 2011
	Notional Amount	Fair Value		Notional Amount	Fair Value
Primary Underlying		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Qualifying Hedges
Currency/Interest Rate
Currency Swaps	$84,118	$5,178	$(617)	$60,507	$3,500	$(865)

Total Qualifying Hedges	$84,118	$5,178	$(617)	$60,507	$3,500	$(865)

Non-Qualifying Hedges
Interest Rate
Non-Currency Swaps	$1,014,400	$120,616	$(2,713)	$766,900	$98,500	$(2,110)
Currency
Forwards	6,972	—	(62)	7,273	37	(108)
Credit
Credit Default Swaps	14,275	470	(825)	73,000	203	(667)
Currency/Interest Rate
Currency Swaps	44,736	3,019	(890)	52,236	2,522	(1,502)
Equity
Equity Non-Currency Swaps	246,721	4,071	(7,541)	137,175	—	(4,680)
Equity Options	15,044,961	77,092	(38,318)	7,956,521	75,945	(47,680)

Total Non-Qualifying Hedges	16,372,065	205,268	(50,349)	8,993,105	177,207	(56,747)

Total Derivatives (1)	$16,456,183	$210,446	$(50,966)	$9,053,612	$180,707	$(57,612)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was an asset of $1,112 million and a liability $948 million as of June 30, 2012 and December 31, 2011, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale”, respectively.

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$4	$167	$49	$3,818

Total qualifying hedges	4	167	49	3,818

Non-qualifying hedges
Interest Rate	48,936	—	—	—
Currency	180	—	—	—
Currency/Interest Rate	2,013	—	31	—
Credit	108	—	—	—
Equity	4,950	—	—	—
Embedded Derivatives	(51,729)	—	—	—

Total non-qualifying hedges	4,458	—	31	—

Total	$4,462	$167	$80	$3,818

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

	Six Months Ended June 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$4	$271	$53	$1,878

Total qualifying hedges	4	271	53	1,878

Non-qualifying hedges
Interest Rate	28,261	—	—	—
Currency	15	—	—	—
Currency/Interest Rate	798	—	22	—
Credit	(567)	—	—	—
Equity	(30,018)	—	—	—
Embedded Derivatives	(12,712)	—	—	—

Total non-qualifying hedges	(14,223)	—	22	—

Total	$(14,219)	$271	$75	$1,878

	Three Months Ended June 30, 2011
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$55	$(40)	$(927)

Total qualifying hedges	—	55	(40)	(927)

Non-qualifying hedges
Interest Rate	13,742	—	—	—
Currency	(128)	—	—	—
Currency/Interest Rate	(997)	—	—	—
Credit	95	—	—	—
Equity	(551)	—	—	—
Embedded Derivatives	(15,846)	—	—	—

Total non-qualifying hedges	(3,685)	—	—	—

Total	$(3,685)	$55	$(40)	$(927)

	Six Months Ended June 30, 2011
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$140	$(96)	$(2,608)

Total qualifying hedges	—	140	(96)	(2,608)

Non-qualifying hedges
Interest Rate	10,414	—	—	—
Currency	(402)	—	—	—
Currency/Interest Rate	(2,493)	—	—	—
Credit	(165)	—	—	—
Equity	(3,253)	—	—	—
Embedded Derivatives	18,054	—	—	—

Total non-qualifying hedges	22,155	—	—	—

Total	$22,155	$140	$(96)	$(2,608)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

For the three and six months ended June 30, 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2011	$2,523
Net deferred losses on cash flow hedges from January 1 to June 30, 2012	2,206
Amount reclassified into current period earnings	(328)

Balance, June 30, 2012	$4,401

As of June 30, 2012 the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Stockholder’s Equity.

Credit Derivatives Written

The Company wrote credit derivatives under which the Company was obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, was $0 million and $58 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $0 million, at June 30, 2012 and December 31, 2011, respectively. These credit derivatives generally have maturities of less than 5 years and consist of corporate securities within the finance industry. At December 31, 2011, the underlying credits had an NAIC designation rating of 1.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $63 million and $85 million at June 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $24 million and $35 million at June 30, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2012 and December 31, 2011, the Company had $14 million and $15 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million, respectively.

Counterparty Credit Risk

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $84 million of commercial loans as of June 30, 2012. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $83 million as of June 30, 2012.

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

We establish reserves for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, no reserve is established. For other litigation and regulatory matters, including matters discussed below, we currently do not have sufficient information to determine whether or not there is a reasonably possible loss. We review relevant information with respect to these litigation and regulatory matters on a quarterly and annual basis and update our reserves, disclosures and estimates of reasonably possible loss based on such reviews.

In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In June 2012, the company filed a motion to dismiss the complaint.

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In April, 2012, the Company filed a motion to dismiss the complaint.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds recently notified the Company that it intends to conduct an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

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

7. REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential of Taiwan, Prudential Arizona Reinsurance Captive Company, or (“PARCC”), Universal Prudential Arizona Reinsurance Company, or (“UPARC”), Prudential Arizona Reinsurance Universal Company, or (“PAR U”), Pruco Re, Prudential Arizona Reinsurance III Company, or (“PAR III”), and Prudential Arizona Reinsurance Term Company, or (“PAR TERM”), in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

Subsequent to June 30,2012, the Company recaptured the business reinsured with PAR III, and immediately reinsured the business with PARCC.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Premiums	$306,111	$283,972	$596,509	$551,921
Reinsurance ceded	(286,034)	(264,511)	(565,249)	(518,364)

Premiums	$20,077	$19,461	$31,260	$33,557

Direct policy charges and fees	$458,423	$384,777	$886,179	$726,011
Reinsurance ceded	(112,249)	(82,154)	(214,193)	(149,843)

Policy charges and fees	$346,174	$302,623	$671,986	$576,168

Policyholders’ benefits ceded	$257,075	$165,625	$459,574	$368,956
Realized capital gains (losses) net, associated with derivatives	$583,617	$35,466	$(40,428)	$(246,154)

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

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Domestic life insurance-affiliated	$4,201,621	$3,876,626
Domestic individual annuities-affiliated	1,037,327	869,159
Domestic life insurance-unaffiliated	704	(658)
Taiwan life insurance-affiliated	1,046,241	983,989

	$6,285,893	$5,729,116

Substantially all reinsurance contracts are with affiliates as of June 30, 2012 and December 31, 2011. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of June 30, 2012 and 2011 were as follows:

	June 30, 2012	June 30, 2011
	(in thousands)
Gross life insurance face amount in force	$588,588,790	$557,124,221
Reinsurance ceded	(535,372,568)	(502,919,309)

Net life insurance face amount in force	$53,216,222	$54,204,912

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the second quarter of 2012 and 2011, and for the first six months of 2012 and 2011. The expense charged to the Company for the deferred compensation program was $1 million and $2 million for the second quarter of 2012 and 2011, respectively; and $3 million and $4 million for the first six months of 2012 and 2011, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $4 million and $5 million for the second quarter of 2012 and 2011, respectively; and $9 million for the first six months of 2012 and 2011.

Prudential Insurance sponsors voluntary savings plans for its employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million in the second quarter of 2012 and 2011, and $4 million for the first six months of 2012 and 2011.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,248 million at June 30, 2012 and $2,134 million at December 31, 2011. Fees related to these COLI policies were $8 million for the second quarter of 2012 and 2011, and $17 million and $20 million for the first six months of 2012 and 2011, respectively. The Company retains the majority of the mortality risk associated with these COLI policies.

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

The portion of this reinsurance contract related to mortality is accounted for as reinsurance. Reinsurance recoverables related to this reinsurance agreement were $25 million and $21 as of June 30, 2012 and December 31, 2011, respectively. Fees ceded to UPARC in the second quarter of 2012 and 2011 were $10 million and $24 million, respectively; and $18 million and $41 million in the first six months of 2012 and 2011, respectively. Benefits ceded to UPARC in the second quarter of 2012 and 2011 were $7 million, and $10 million, respectively; and $10 million and $29 million in the first six months of 2012 and 2011, respectively. The portion of this reinsurance contract related to the no lapse guarantee provision is accounted for as an embedded derivative. Realized gains (losses) on the no lapse guarantee embedded derivative were $(4) million for the second quarter of 2012 and 2011; and $(7) million for the first six months of 2012 and 2011.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

PAR U

Effective July 1, 2011, the Company, excluding its subsidiaries, entered into an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 70% of all the risks associated with its universal protector policies having no lapse guarantees as well as its universal plus policies, with effective dates prior to January 1, 2011. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Under this agreement, an initial reinsurance premium of $2,447 million less a ceding allowance of $1,439 million, was paid to PAR U. Consideration for the amount due to PAR U was transferred on October 31, 2011 and was treated as if settled on the effective date of the coinsurance agreement. The time elapsed between the effective date and the settlement date resulted in a derivative equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from both an asset portfolio within the Company, as well as an asset portfolio within UPARC.

Amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Reinsurance recoverables	$1,411,549	$1,356,705
Policy loans	(39,730)	(36,556)
Deferred policy acquisition costs	(119,983)	(127,726)
Other liabilities (reinsurance payables) (1)	143,328	153,688

(1)	Includes the unamortized portion of the deferred gain arising from the coinsurance agreement with PAR U of $124 million and $132 million as of June 30, 2012 and December 31, 2011, respectively.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) in the three and six months ended June 30, 2012 are as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands)
Gross policy charges and fee income	$(46,828)	$(91,079)
Net investment income	(239)	(578)
Other income	4,455	8,029
Interest credited to policyholders’ account balance	11,718	23,573
Policyholders’ benefits	22,778	45,262
Reinsurance expense allowances, net of capitalization and amortization	15,011	25,081

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, exclusive of My Term, ROP Term Life issued through its life insurance subsidiary, and those reinsured by PAR III (see below) through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $2,175 million and $2,064 million as of June 30, 2012 and December 31, 2011, respectively. Premiums ceded to PARCC in the second quarter of 2012 and 2011 were $172 million and $183 million, respectively; and $345 million and $366 million for the first six months of 2012 and 2011, respectively. Benefits ceded to PARCC in the second quarter of 2012 and 2011 were $121 million and $98 million, respectively; and $221 million and $204 million for the first six months of 2012 and 2011, respectively. Reinsurance expense allowances, net of capitalization and amortization were $35 million and $30 million for the second quarter of 2012 and 2011, respectively; and $70 million and $69 million for the first six months of 2012 and 2011, respectively.

Subsequent to June 30, 2012, the agreement between the Company and PARCC was amended to include reinsurance of business previously reinsured with PAR III. As a result of this amendment, the Company now also reinsures 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PARCC. The Company is not relieved of its primary obligation to the policyholder as a result of this amendment to the agreement.

PAR TERM

The Company reinsures 95% of the risk under its term life insurance policies with effective dates on or after January 1, 2010, exclusive of My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $379 million and $248 million as of June 30, 2012 and December 31, 2011, respectively. Premiums ceded to PAR TERM were $92 million and $58 million, for the second quarter of 2012 and 2011, respectively; and

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

$178 million and $109 million for the first six months of 2012 and 2011, respectively. Benefits ceded to PAR TERM were $19 million and $5 million for the second quarter of 2012 and 2011, respectively; and $49 million and $10 million for the first six months of 2012 and 2011, respectively. Reinsurance expense allowances, net of capitalization and amortization were $18 million and $7 million for the second quarter of 2012 and 2011, respectively; and $35 million and $17 million for the first six months of 2012 and 2011, respectively.

PAR III

The Company, excluding its subsidiaries, reinsures 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Reinsurance recoverables related to this agreement were $7 million and $8 million as of June 30, 2012 and December 31, 2011, respectively. Premiums ceded to PAR III were $1 million for the second quarter of 2012 and 2011; and $1 million and $2 million for the first six months of 2012 and 2011, respectively. Benefits ceded to PAR III were less than $1 million for the second quarter of 2012 and 2011; and less than $1 million for the first six months of 2012 and 2011. Reinsurance expense allowances, net of capitalization and amortization were less than $1 million for the second quarter of 2012 and 2011; and less than $1 million for the first six months of 2012 and 2011.

Subsequent to June 30, 2012, the agreement between the Company and PAR III was amended to recapture the business covered under the agreement. Upon recapture the business was immediately reinsured with PARCC as discussed above.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2011, the Company recaptured a portion of this reinsurance agreement related to its universal policies having effective dates prior to January 1, 2011. The Company now reinsures these risks with PAR U as discussed above. Reinsurance recoverables related to this agreement were $197 million and $173 million as of June 30, 2012 and December 31, 2011, respectively. Premiums and fees ceded to Prudential Insurance in the second quarter of 2012 and 2011 were $59 million and $62 million, respectively; and $112 million and $115 million for the first six months of 2012 and 2011, respectively. Benefits ceded to Prudential in the second quarter of 2012 and 2011 were $83 million and $47 million, respectively; and $130 million and $116 million for the first six months of 2012 and 2011, respectively. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement. Reinsurance recoverables related to this agreement were $6 million and $7 million as of June 30, 2012 and December 31, 2011. Benefits ceded were less than $1 million for the second quarter of 2012 and 2011; and $1 million for the first six months of 2012 and 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Pruco Reinsurance
Effective January 24, 2011
Highest Daily Lifetime Income (“HDI”) (1)	$26,870	$2,333	$47,170	$2,334
Spousal Highest Daily Lifetime Income (“SHDI”) (1)	10,833	926	18,908	926
Effective beginning August 24, 2009
Highest Daily Lifetime 6 Plus (“HD6+”) (1)	33,933	29,018	67,762	52,375
Spousal Highest Daily Lifetime 6 Plus (“SHD6+”) (1)	16,152	13,816	32,209	24,621
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7+”)	4,482	4,405	8,938	8,423
Spousal Highest Daily Lifetime 7 Plus (“SHD7+”)	2,415	2,305	4,778	4,405
Effective January 28, 2008
Highest Daily Lifetime 7 (“HD7”)	2,827	2,746	5,671	5,450
Spousal Highest Daily Lifetime 7 (“SHD7”)	694	663	1,384	1,314
Effective March 15, 2010
Guaranteed Return Option Plus II (“GRO+ II”)	953	961	1,904	1,718
Effective January 28, 2008
Highest Daily Guaranteed Return Option (“HD GRO”)	155	154	311	304
Highest Daily Guaranteed Return Option II (“HD GRO II”)	776	777	1,543	1,387
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	1,123	1,189	2,257	2,390
Spousal Lifetime Five (“SLT5”)	579	627	1,166	1,246
Effective Since 2005
Lifetime Five (“LT5”) (2)	3,721	4,049	7,487	8,062

Total Pruco Reinsurance	$105,513	$63,969	$201,488	$114,955

(1)	Effective October 1, 2011, PLNJ entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of this rider.
(2)	Effective August 1, 2007, the Company amended this coinsurance agreement to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1,037 million and $869 million as of June 30, 2012 and December 31, 2011, respectively. Realized gains (losses) ceded were $588 million and $40 million for the second quarter of 2012 and 2011, respectively; and $(33) million and $(239) million for the first six months of 2012 and 2011, respectively. Changes in realized gains (losses) for the second quarter of 2012 and 2011 were primarily due to changes in market conditions in the period. The asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Affiliated premiums ceded from the Taiwan coinsurance agreement were $18 million and $19 million for the second quarter of 2012 and 2011, respectively; and $34 million and $35 million for the first six months of 2012 and 2011, respectively. Affiliated benefits ceded were $6 million in the second quarter of 2012 and 2011, and $12 million and $11 million for the first six months of 2012 and 2011, respectively.

Reinsurance recoverables related to the Taiwan coinsurance agreement were $1,046 million and $984 million at June 30, 2012 and December 31, 2011, respectively.

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

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $53 million and $38 million for the three months ended June 30, 2012 and 2011, respectively, and $101 million and $69 million for the six months ended June 30, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $3 million for both the three months ended June 30, 2012 and 2011, and $5 million and $6 million for the six months ended June 30, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

The Company buys and sells assets to and from affiliated companies.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

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

In November 2011, the Company sold fixed maturity securities to its ultimate parent company, Prudential Financial, Inc. These securities had an amortized cost of $41 million and a fair market value of $45 million. The difference between amortized cost and fair market was accounted for as an increase of $3 million to additional paid-in capital, net of taxes in 2011.

In December 2011, the Company sold commercial loan securities to its parent company, Prudential Insurance. These loans had an amortized cost of $19 million and a fair market value of $21 million. The difference between amortized cost and fair market value was accounted for as an increase of $1 million to additional paid-in capital, net of taxes in 2011.

In December 2011, the Company sold fixed maturity securities to PARCC, an affiliated company. These securities had an amortized cost of $36 million and a fair market value of $38 million. The net difference between amortized cost and fair value was $2 million and was accounted for as a realized investment gain on the Company’s financial statements.

In April 2012, the Company purchased fixed maturity securities from its parent company, Prudential Insurance. These securities had an amortized cost of $2 million and a fair market value of $3 million. The difference between amortized cost and fair market value was accounted for as a decrease of less than $1 million to additional paid-in capital, net of taxes in 2012.

In April 2012, the Company purchased fixed maturity securities from its ultimate parent company, Prudential Financial, Inc. These securities had an amortized cost of $25 million and fair market value of $28 million. The difference between amortized cost and fair market value was accounted for as a decrease of $2 million to additional paid-in capital, net of taxes, in 2012.

In June 2012, the Company purchased fixed maturity securities from its parent company, Prudential Insurance. These securities had an amortized cost of $74 million and a fair market value of $91 million. The difference between amortized cost and fair market value was accounted for as a decrease of $11 million to additional paid-in capital, net of taxes in 2012.

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of June 30, 2012, the Company had $193 million of short-term debt outstanding, including $114 million with Prudential Financial and $79 million with Prudential Funding, LLC. As of December 31, 2011, the Company had $129 million of short-term debt outstanding, including $114 million with Prudential Financial and $15 million with Prudential Funding, LLC. Total interest expense on short-term affiliated debt to the Company was $0.3 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

On December 20, 2010, the Company borrowed $650 million from Prudential Insurance. This loan has a fixed interest rate of 3.47% and matures on December 21, 2015. Total interest expense on this affiliated long-term debt was $5.6 million for both the three months ended June 30, 2012 and 2011, respectively, and $11.3 million for both the six months ended June 30, 2012 and 2011, respectively.

On November 15, 2010, the Company borrowed $245 million from Prudential Financial. This loan has a fixed interest rate of 3.01% and matures on November 13, 2015. On December 15, 2011, the Company repaid $179 million to Prudential Financial as a partial repayment for the $245 million

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements – (Continued)

borrowing. The outstanding principal related to this loan was $66 million at June 30, 2012. Total interest expense on this affiliated long-term debt was $0.5 million and $1.8 million for the three months ended June 30, 2012 and 2011 respectively and $1 million and $3.7 million for the six months ended June 30, 2012 and 2011, respectively.

On June 20, 2011, the Company entered into a series of five $50 million borrowings with Prudential Financial, totaling $250 million. The loans have fixed interest rates ranging from 1.08 % to 3.17% and maturity dates staggered one year apart, from June 19, 2012 to June 19, 2016. On June 19, 2012 one of these borrowings became current and is now classified as short-term debt on The Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2012. On June 19, 2012 another of these borrowings was repaid in the amount of $50 million. Total interest expense on this affiliated long-term debt was $0.8 million and $2 million for the three and six months ended June 30, 2012.

On December 15, 2011, the Company entered into a series of four $53 million borrowings and on December 16, 2011 four $11 million borrowings with Prudential Financial, totaling $256 million. The loans have fixed interest rates ranging from 2.65% to 3.61% and maturity dates staggered one year apart, from December 16, 2013 to December 16, 2016. Total interest expense on this affiliated long-term debt was $1.7 million and $4 million for the three and six months ended June 30, 2012, respectively.

On June 20, 2012, the Company entered into a series of four $79 million borrowings with Washington Street Investment, totaling $316 million. The loans have fixed interest rates ranging from 2.06% to 3.02% and maturity dates staggered one year apart, from June 15, 2014 to June 15, 2017. Total interest expense on this affiliated long-term debt was $0.2 million for both the three and six months ended June 30, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2012, compared with December 31, 2011, and its consolidated results of operations for the three and six months ended June 30, 2012 and 2011. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2011, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through third party distributors in the United States. These markets are subject to regulatory oversight with particular emphasis placed on company solvency and sales practices. These markets are also subject to increasing competitive pressure, as the legal barriers that have historically segregated the markets of the financial services industry have been changed. Regulatory changes have opened the insurance industry to competition from other financial institutions, particularly banks and mutual funds that are positioned to deliver competing investment products through large, stable distribution channels. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position.

Products

Individual Annuities

The Company offers a wide array of annuities, including variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may also include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC. The Company also offers fixed annuitization options during the payout phase of its variable annuities.

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

As of June 30, 2012, approximately $54.1 billion or 87% of total variable annuity account values contain a living benefit feature, compared to approximately $44.0 billion or 86% as of December 31, 2011. As of June 30, 2012, approximately $49.7 billion or 92% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $39.6 billion or 90% as of December 31, 2011. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The asset transfer feature associated with currently-sold benefit features transfers assets between certain variable investments selected by the annuity contractholder and a designated bond portfolio within the separate account. Therefore, it occurs at the contractholder level rather than at the fund level. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 63% of our net individual life insurance in force at June 30, 2012, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 25% of our net individual life insurance in force at June 30, 2012. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In a portion of the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 12% of our net individual life insurance in force at June 30, 2012. Universal life insurance products may feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. They may feature an equity index crediting rates subject to certain minimum and maximum rates. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of our variable annuity contracts. In 2011, we included certain results of the living benefits hedging program in the reinsurance affiliate in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including certain results of the living benefits hedging program in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes. Aside from this change, our policy for amortizing DAC and DSI remains as described in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting Policies & Pronouncements – Application of Critical Accounting Estimates.”

A discussion of each of the additional critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting Policies & Pronouncements – Application of Critical Accounting Estimates.”

Changes in Financial Position

June 30, 2012 versus December 31, 2011

Total assets increased $12,304 million, from $76,251 million at December 31, 2011 to $88,555 million at June 30, 2012.

Separate account assets increased $10,999 million, from $58,157 million at December 31, 2011 to $69,156 million at June 30, 2012, primarily driven by positive individual annuity net flows from new business sales and market appreciation.

Reinsurance recoverables increased $557 million from $5,729 million at December 31, 2011 to $6,286 million at June 30, 2012. The increase in reinsurance recoverables was primarily driven by higher term reserves and universal life policyholders’ account balances ceded under existing affiliated reinsurance agreements due to business growth. Also contributing to the increase was an increase in the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by lower interest rates. See Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

Total investments increased $464 million from $8.587 million at December 31, 2011 to $9,051 million at June 30, 2012. The increase in total investments was primarily driven by continued universal life sales and in force growth.

Deferred policy acquisition costs increased $319 million from $2,546 million at December 31, 2011 to $2,865 million at June 30, 2012. The increase is primarily driven by the capitalization of commissions related to variable annuity sales.

Total liabilities increased $12,177 million, from $73,456 million at December 31, 2011 to $85,633 million at June 30, 2012.

Separate account liabilities increased $10,999 million, offsetting the increase in separate account assets described above.

Future policy benefits and other policyholder liabilities increased $563 million, from $5,294 million at December 31, 2011 to $5,857 million at June 30, 2012, primarily driven by an increase in reserves supporting term business arising from business growth. Also contributing to the increase was an increase in the liability for living benefit embedded derivatives, as described above.

Policyholder account balances increased $453 million, from $7,812 million at December 31, 2011 to $8,265 million at June 30, 2012, primarily driven by continued universal life sales and in force growth.

Short-term and long-term debt to affiliates increased by $330 million, from $1,301 million at December 31, 2011 to $1,631 million at June 30, 2012, primarily driven by increased borrowings to fund new business commissions resulting from annuity sales.

Results of Operations

Three Months ended June 30, 2012 versus June 30, 2011

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Operating results:
Revenues:
Annuity Products	$367,441	$280,187
Life Products and Other	193,762	213,658

	$561,203	$493,845

Benefits and expenses:
Annuity Products	$914,571	$280,197
Life Products and Other	139,526	185,091

	$1,054,097	$465,288

Income (loss) from Operations before Income Taxes
Annuity Products	$(547,130)	$(10)
Life Products and Other	54,236	28,567

	$(492,894)	$28,557

Annuity Products

Income (Loss) from Operations before Income Taxes

2012 to 2011 Three Month Comparison. Income (loss) from operations before income taxes decreased $547 million from $0 million in the second quarter of 2011 to a loss of $547 million in the second quarter of 2012. The decrease was primarily driven by higher amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the decrease was an unfavorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, and are discussed in more detail below.

Excluding the items discussed above, income (loss) from operations before income taxes increased compared to the second quarter of 2011 primarily driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to positive net flows from new business sales. The primary driver offsetting this increase was higher general and administrative expenses, net of capitalization, primarily due to higher costs associated with business development.

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

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was $526 million of higher amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities in the second quarter of 2012 related to NPR gains, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, partially offset by losses driven by the difference between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to unfavorable market conditions in the second quarter of 2012.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. NPR gains in the reinsurance affiliate in the second quarter of 2012 were primarily driven by a higher base of embedded derivatives in a liability position as well as a widening of NPR spreads. Decreases in risk-free interest rates and the impact of unfavorable account value performance, drove increases in the embedded derivative liability base in the second quarter of 2012. The NPR gains in the reinsurance affiliate were larger in the second quarter of 2012 compared to the second quarter of 2011 resulting in an unfavorable variance from higher offsetting DAC and DSI amortization.

As shown in the following table, the income from operations before income taxes for the second quarter of 2012 included $52 million of charges from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and DSI, compared to $7 million of charges included in the second quarter of 2011.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$(21,776)	$(28,760)	$(50,536)	$(7,168)	$(3,632)	$(10,799)
Quarterly adjustment for current period experience and other updates (3)	832	(2,395)	(1,563)	4,686	(1,352)	3,334

Total	$(20,944)	$(31,155)	$(52,099)	$(2,482)	$(4,984)	$(7,465)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $51 million and $11 million of charges in the second quarter of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	Second Quarter	Second Quarter
Actual rate of return	(2.1)%	0.8%
Expected rate of return	2.0%	1.8%

Lower than expected returns in the second quarter of 2012 decreased our estimate of total gross profits used as a basis for amortizing DAC and DSI and increased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, lower starting point for the variable annuity account values used in estimating those items for future periods. This change results in a higher required rate of amortization and higher required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Lower than expected returns in the second quarter of 2011 had similar, but less significant impacts due to a lesser variance between actual and expected returns.

We derive our near-term future rate of return assumptions using a reversion to the mean approach, a common industry practice. Under this approach, we consider actual returns over a period of time and initially adjust projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. The near-term future projected blended rate of return across all contract groups is 9.0% per annum as of June 30, 2012, or approximately 2.2% per quarter.

The $2 million net charge and $3 million net benefit in the second quarter of 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The net charge in the second quarter of 2012 was primarily driven by differences in actual lapse experience and contract guarantee claim costs. The experience true-up adjustments for the second quarter of 2011 were primarily driven by a reduction in the amortization of DAC/DSI driven by higher than expected gross profits primarily from higher than expected fee income.

As noted previously, the quarterly adjustments to reflect current period market performance and experience impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and DSI in future periods.

Revenues

2012 to 2011 Three Month Comparison. Revenues increased $87 million from $280 million in the second quarter of 2011 to $367 million in the second quarter of 2012.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $67 million from $193 million in the second quarter of 2011 to $260 million in the second quarter of 2012. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales.

Asset administration fees increased by $15 million from $47 million in the second quarter of 2011 to $62 million in the second quarter of 2012, primarily due to higher average separate account asset balances, as discussed above.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses increased $635 million from an expense of $280 million in the second quarter of 2011 to an expense of $915 million in the second quarter of 2012.

Amortization of DAC increased by $442 million, from $85 million in the second quarter of 2011 to $527 million in the second quarter of 2012 primarily due to higher DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances increased $134 million, from $41 million in the second quarter of 2011 to $175 million in the second quarter of 2012, due to higher DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

General and administrative expenses, net of capitalization, increased by $31 million, from $120 million in the second quarter of 2011 to $151 million in the second quarter of 2012. The increase is primarily due to higher costs to support business growth and higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Policyholders benefits, including changes in reserves, increased $28 million, from $23 million in the second quarter of 2011 to $51 million in the second quarter of 2012, primarily due to the adjustments to the GMDB and GMIB reserves related to the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2012 to 2011 Three month Comparison. Income from operations before income taxes increased $25 million from $29 million in the second quarter of 2011 to $54 million in the second quarter of 2012. The increase includes the impact of a $13 million charge in the second quarter of 2011 arising from an understatement of amortization of deferred policy acquisition costs in prior periods. Excluding this adjustment, Income from Operations before Income Taxes increased $12 million reflecting the impact of continued universal life and term business growth, partially offset by a $2 million increase in policyholder benefits including $1 million related to estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders. The ongoing impact of variable life in force run-off and an increase in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance were also partial offsets.

Revenues

2012 to 2011 Three month Comparison. Revenues decreased $20 million, from $214 million in the second quarter of 2011 to $194 million in the second quarter of 2012.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased $23 million from $110 million in the second quarter of 2011 to $87 million in the second quarter of 2012, including the impact of the third quarter 2011 coinsurance agreement with PAR U, an affiliated company (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information) which resulted in the ceding of policy charge income to this affiliate and the impact of the variable life in force run-off. These decreases were partially offset by higher policy charges and fee income driven by continued universal life business growth and an increase in the amortization of unearned revenue reserves due to changes in our estimates of total gross profits reflecting the impact of unfavorable market conditions on separate account fund performance in the second quarter of 2012 compared to the impact of favorable market conditions in the second quarter of 2011.

Net investment income decreased $3 million, from $69 million in the second quarter of 2011 to $66 million in the second quarter of 2012. The decrease includes the impact of transferring assets to PAR U, an affiliated company, as part of the third quarter 2011 coinsurance agreement (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information) and lower invested asset yields, partially offset by higher investment income arising from growth in asset balances from growth in our universal life and term business.

Asset management fees and other revenue increased $6 million, from $14 million in the second quarter of 2011 to $20 million in the second quarter of 2012 driven by amortization of the deferred gain arising from the third quarter 2011 coinsurance agreement with PAR U, an affiliate (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information).

Benefits and Expenses

2012 to 2011 Three month Comparison. Total benefits and expenses decreased $45 million, from $185 million in the second quarter of 2011 to $140 million in the second quarter of 2012.

Policyholders’ benefits, including interest credited to policyholders’ account balances, decreased $5 million, from $76 million in the second quarter of 2011 to $71 million in the second quarter of 2012. This decrease includes the impact of the third quarter 2011 coinsurance agreement with PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on reinsurance agreements), which drove a $12 million decline in interest credited to policyholder account balances as a result of ceding a portion of universal life policyholder account balances to PAR U and a $6 million lower increase in reserves for future policy holder benefits, partially offset by increases in both items arising from continued universal life business growth. The decrease in policyholder’s benefits, including interest credited to policyholders’ account balances, was partially offset by a $2 million increase in policyholder benefits including a $1 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders.

Amortization of deferred policy acquisition costs of $26 million in the second quarter of 2012 decreased $33 million from $59 million in the second quarter of 2011. The decrease includes a $14 million decline in amortization of acquisition costs associated with our universal life business driven by the third quarter 2011 coinsurance agreement with PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements), a $13 million decrease in amortization arising from a charge in the second quarter of 2011 related to the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our term business in prior periods, and lower amortization associated with our variable life business including the impact of on-going in-force run off. These decreases were partially offset by a $1 million increase in amortization due to changes in our estimates of total gross profits reflecting the impact of unfavorable market conditions on separate account fund performance in the second quarter of 2012 compared to the impact of favorable market conditions in the second quarter of 2011.

	Six Month Ended June 30,
	2012	2011
	(in thousands)
Operating results:
Revenues:
Annuity Products	$707,976	$553,743
Life Products and Other	351,301	418,858

	$1,059,277	$972,601

Benefits and expenses:
Annuity Products	$631,336	$490,703
Life Products and Other	282,024	357,640

	$913,360	$848,343

Income (loss) from Operations before Income Taxes
Annuity Products	$76,640	$63,040
Life Products and Other	69,277	61,218

	$145,917	$124,258

Annuity Products

Income (Loss) from Operations before Income Taxes

2012 to 2011 Six Month Comparison. Income from operations before income taxes increased $14 million from $63 million for the six months ended June 30, 2011 to $77 million for the six months ended June 30, 2012. The primary driver of the increase in income period over period was due to higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts primarily due to positive net flows from new business sales. Partially offsetting this increase was higher amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to higher gross profits from the increase in fee income and the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Partially offsetting this decrease was a favorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, and are discussed in more detail below.

Also offsetting the increase in fees was an unfavorable variance in the mark-to-market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges primarily due to differences in market conditions. Also offsetting this increase were higher general and administrative expenses, net of capitalization, primarily due to higher costs to support business growth.

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

As mentioned above, included in the unfavorable variance from higher amortization of DAC and DSI, was $34 million of higher amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities in the first six months of 2012 related to NPR gains, which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, and differences between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to differences in market conditions, as well as NPR spread widening.

NPR gains in the reinsurance affiliate in 2012 were primarily driven by a higher base of embedded derivatives in a liability position, primarily in the second quarter of 2012, as well as a widening of NPR spreads. Decreases in risk-free interest rates and the impact of unfavorable account value performance, primarily in the second quarter of 2012, drove increases in the embedded derivative liability base in 2012. The NPR gains in the reinsurance affiliate resulted in an unfavorable variance from higher offsetting DAC and DSI amortization.

As shown in the following table, the income from operations before income taxes for the first six months of 2012 included $28 million of net benefits from adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC and DSI, compared to $9 million of benefits included in the first six months of 2011.

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$3,750	$18,485	$22,235	$(1,585)	$3,513	$1,928
Quarterly adjustment for current period experience and other updates (3)	9,039	(3,720)	5,319	5,485	1,106	6,591

Total	$12,789	$14,765	$27,554	$3,900	$4,619	$8,519

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $22 million and $2 million of net benefits in the first six months of 2012 and 2011, respectively, shown in the table above, relating to the quarterly market performance adjustments are attributable to changes to our estimate of total gross profits to reflect actual fund performance. The following table shows the actual quarterly rates of return on variable annuity account values compared to our previously expected quarterly rates of return used in our estimate of total gross profits for the periods indicated.

	2012		2011
	First Quarter	Second Quarter	First Quarter	Second Quarter
Actual rate of return	7.5%	(2.1)%	3.4%	0.8%
Expected rate of return	2.3%	2.0%	1.8%	1.8%

Higher than expected returns in the first six months of 2012 increased our estimate of total gross profits used as a basis for amortizing DAC and DSI and decreased our estimate of future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, by establishing a new, higher starting point for the variable annuity account values used in estimating those items for future periods. This change results in a lower required rate of amortization and lower required reserve provisions, which are applied to all prior periods. The resulting cumulative adjustment to prior amortization and reserve provisions are recognized in the current period. Higher than expected returns in the first six months of 2011 had similar, but less significant impacts due to a lesser variance between actual and expected returns.

As noted previously, the quarterly adjustments to reflect current period market performance and experience impact the estimated profitability of our business. Therefore, in addition to the current period impacts discussed above, these items will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and DSI in future periods.

Revenues

2012 to 2011 Six Month Comparison. Revenues increased $154 million from $554 million in the first six months of 2011 to $707 million in the first six months of 2012.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $143 million from $355 million in the first six months of 2011 to $498 million in the first six months of 2012. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales.

Asset administration fees increased by $35 million from $86 million in the first six months of 2011 to $122 million in the first six months of 2012, primarily due to higher average separate account asset balances, as discussed above.

Partially offsetting these increases was a decrease in net realized investment gains (losses) of $20 million from a gain of $24 million in the first six months of 2011, to a gain of $4 million in the first six months of 2012, primarily driven by an unfavorable variance in the mark-to market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges, as discussed above.

Benefits and Expenses

2012 to 2011 Six Month Comparison. Benefits and expenses increased $141 million from $491 million in the first six months of 2011 to $631 million in the first six months of 2012.

Amortization of DAC increased by $65 million, from $126 million in the first six months of 2011 to $191 million in the first six months of 2012 primarily due to higher gross profits from higher fee revenue in addition to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

Interest credited to policyholders’ account balances increased $16 million, from $78 million in the first six months of 2011 to $94 million in the first six months of 2012, primarily due to higher DSI amortization due to higher gross profits from higher fee revenue in addition to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as discussed above.

General and administrative expenses, net of capitalization, increased $57 million, from $242 million in the first six months of 2011 to $299 million in the first six months of 2012. The increase is primarily due to higher costs associated with business development and higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2012 to 2011 Six month Comparison. Income from operations before income taxes increased $8 million from $61 million in the first six months of 2011 to $69 million in the first six months of 2012. The increase includes the impact of a $13 million charge in the second quarter of 2011 arising from an understatement of amortization of deferred policy acquisition costs in prior periods. Excluding this adjustment, Income from Operations before Income Taxes decreased $5 million. This decrease includes the impact of amortization of derivative costs and market value changes on derivatives that are part of the Company’s Capital Protection Framework (see the Liquidity and Capital Resources section for additional information), the ongoing impact of variable life in force run-off, and a $1 million increase in policyholder benefits including $3 million related to estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders These decreases were partially offset by the impact of continued universal life and term business growth, and a decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance.

Revenues

2012 to 2011 Six month Comparison. Revenues decreased $68 million, from $419 million in the first six months of 2011 to $351 million in the first six months of 2012.

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, decreased $47 million from $221 million in the first six months of 2011 to $174 million in the first six months of 2012, including the impact of the third quarter 2011 coinsurance agreement with PAR U, an affiliated company (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information) which resulted in the ceding of policy charge income to this affiliate and the impact of the variable life in force run-off. Also contributing to the decline was a decrease in the amortization of unearned revenue reserves due to changes in our estimates of total gross profits reflecting the impact of more favorable market conditions on separate account fund performance in the first six months of 2012 compared to the first six months of 2011 and the impact of an overstatement of expected gross profits in prior periods. Continued universal life business growth was a partial offset to the decreases to policy charge and fee income.

Net realized investment gains decreased $18 million, from net gains of $4 million in the first six months of 2011 to net losses of $14 million in the first six months of 2012. The decrease was primarily driven by $12 million of amortization of derivative costs related to derivatives that are part of the Company’s Capital Protection Framework (see the Liquidity and Capital Resources section for additional information) and a $1 million decline in the market value of these derivatives.

Net investment income decreased $10 million, from $139 million in the first six months of 2011 to $129 million in the first six months of 2012. The decrease includes the impact of transferring assets to PAR U, an affiliated company, as part of the third quarter 2011 coinsurance agreement (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information) and lower invested asset yields, partially offset by higher investment income arising from growth in asset balances from growth in our universal life and term business.

Asset management fees and other revenue increased $9 million, from $29 million in the first six months of 2011 to $38 million in the first six months of 2012 driven by amortization of the deferred gain arising from the third quarter 2011 coinsurance agreement with PAR U, an affiliate (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information).

Benefits and Expenses

2012 to 2011 Six month Comparison. Total benefits and expenses decreased $76 million, from $358 million in the first six months of 2011 to $282 million in the first six months of 2012.

Policyholders’ benefits, including interest credited to policyholders’ account balances, decreased $22 million, from $166 million in the first six months of 2011 to $144 million in first six months of 2012. This decrease includes the impact of the third quarter 2011 coinsurance agreement with PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on reinsurance agreements), which drove a $24 million decline in interest credited to policyholder account balances as a result of ceding a portion of universal life policyholder account balances to PAR U and a $14 million lower increase in reserves for future policy holder benefits, partially offset by increases in both items arising from continued universal life business growth. These decreases were partially offset by a $1 million increase in policyholder benefits driven by a $3 million increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders, partially offset by a $2 million decrease in death benefits.

Amortization of deferred policy acquisition costs of $50 million in the first six months of 2012 decreased $45 million from $95 million in the first six months of 2012. The decrease was driven by a $21 million decline in amortization of acquisition costs associated with our universal life business reflecting the impact of the third quarter 2011 coinsurance agreement with PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements) and a $13 million decrease in amortization arising from a charge in the second quarter of 2011 related to the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our term business in prior periods. Lower amortization of acquisition costs associated with our variable life business including the impact of on-going in-force run off, a $2 million decrease due to changes in our estimates of total gross profits reflecting the impact of more favorable market conditions on separate account fund performance in the first six months of 2012 compared to the first six months of 2011, and a $1 million decrease due to an overstatement of expected gross profits in prior periods also contributed to the decline.

Income Taxes

The income tax provision amounted to an expense of $38 million for the six months ended June 30, 2012 compared to an expense of $24 million for the six months ended June 30, 2011 primarily driven by higher pre-tax income in the current period compared to the prior period.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2011 or second quarter 2012 results.

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

On May 11, 2012 the final regulations of the Financial Stability Oversight Council, created under the Dodd-Frank Wall Street Reform and Consumer Protection Act, became effective setting forth the criteria by which it will designate the non-bank financial companies that are to be subject to stricter prudential standards (a “Covered Company”), including requirements and limitations relating to capital, leverage, liquidity and other matters. The final rule made few changes to the proposed rule on this subject issued in October 2011. See “Item 1. – Business” in our 2011 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company.

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

Gross account withdrawals amounted to approximately $1,444 million and $1,415 million for the six months ended June 30, 2012 and 2011, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2012 and December 31, 2011 the Company had liquid assets of $6.498 billion and $6.149 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $599 million and $571 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, $5.456 billion, or 93%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $410 million, or 7%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation, however as of June 30, 2012 we estimate the RBC ratios for the Company exceed the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

As part of its Capital Protection Framework, Prudential Financial has developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The framework includes a program designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

In addition to hedging equity market exposure, we also manage certain risks associated with our variable annuity products primarily through affiliated reinsurance arrangements. We reinsure variable annuity living benefit guarantees to a captive reinsurance company, Pruco Re. Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. As a result, beginning in the third quarter of 2011, the Company is able to claim statutory reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by PLNJ, Pruco Re’s obligations under the reinsurance arrangement must continue to be collateralized in order for PLNJ to claim a reinsurance reserve credit for their business ceded. This requirement is satisfied by Pruco Re by depositing assets into statutory reserve credit trusts.

Debt Agreements

As of June 30, 2012 and December 31, 2011, total short- and long-term debt of the Company was $1,631 million and $1,301 million, respectively. The total related interest expense was $10.1 million and $7.7 million for the three months ended June 30, 2012 and 2011, respectively. The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. The Company had $193 million in short term debt as of June 30, 2012, and $129 million as of December 31, 2011. The Company also borrowed $650 million from Prudential Insurance, $472 million from Prudential Financial and $316 million with Washington Street Investment, as long term debt as of June 30, 2012.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We establish reserves for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, no reserve is established. For other litigation and regulatory matters, including matters discussed below, we currently do not have sufficient information to determine whether or not there is a reasonably possible loss. We review relevant information with respect to these litigation and regulatory matters on a quarterly and annual basis and update our reserves, disclosures and estimates of reasonably possible loss based on such reviews.

In June 2012, the Company filed a motion to dismiss the Complaint in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., a qui tam action filed on behalf of the State of Minnesota claiming that the Company failed to escheat life insurance proceeds to the State of Minnesota.

In April 2012, the Company filed a motion to dismiss the Complaint in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Holdings, LLC, a qui tam action filed on behalf of the State of Illinois claiming that the Company failed to escheat life insurance proceeds to the State of Illinois.

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

See “Contingent Liabilities” within Note 6 to the Unaudited Interim Financial Statements for a discussion concerning audits and inquiries concerning the Company’s handling of unclaimed property.

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
Thomas J. Diemer Vice President, Chief Financial Officer (Authorized Signatory and Principal Accounting and Financial Officer)

Date: August 10, 2012