Form 10-Q
period 2012-09-30
PRUCO LIFE INSURANCE CO
filed 2012-11-13
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, 250,000 shares of the Registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) on Form 10-Q and is therefore filing this Form with the reduced disclosure format.

		Page Number
PART I – FINANCIAL INFORMATION		4

Item 1.	Financial Statements:	4

	Unaudited Interim Consolidated Statements of Financial Position As of September 30, 2012 and December 31, 2011	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) For the three and nine months ended September 30, 2012 and 2011	5

	Unaudited Interim Consolidated Statements of Equity For the nine months ended September 30, 2012 and 2011	6

	Unaudited Interim Consolidated Statements of Cash Flows For the nine months ended September 30, 2012 and 2011	7

	Notes to Unaudited Interim Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 4.	Controls and Procedures	66

PART II – OTHER INFORMATION		66

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	67

Item 6.	Exhibits	68

SIGNATURES		69

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

Part I - Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

As of September 30, 2012 and December 31, 2011 (in thousands, except share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2012 – $5,518,190; 2011 – $5,151,406)	$6,017,329	$5,544,124
Equity securities, available for sale, at fair value (cost: 2012 – $4,139; 2011 – $9,627)	4,425	8,269
Trading account assets, at fair value	14,995	25,843
Policy loans	1,072,424	1,050,878
Short-term investments	295,902	283,281
Commercial mortgage and other loans	1,453,351	1,406,492
Other long-term investments	320,804	268,486

Total investments	9,179,230	8,587,373
Cash and cash equivalents	127,189	287,423
Deferred policy acquisition costs	3,325,785	2,545,600
Accrued investment income	85,526	86,020
Reinsurance recoverables	6,948,608	5,729,116
Receivables from parents and affiliates	218,333	195,543
Deferred sales inducements	748,850	542,742
Income taxes	0	76,066
Other assets	43,494	44,555
Separate account assets	77,028,281	58,156,771

TOTAL ASSETS	$97,705,296	$76,251,209

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$8,263,030	$7,811,674
Future policy benefits and other policyholder liabilities	6,698,996	5,294,308
Cash collateral for loaned securities	56,129	153,651
Securities sold under agreements to repurchase	0	40,491
Income taxes	16,237	0
Short-term debt to affiliates	275,923	129,000
Long-term debt to affiliates	1,438,000	1,172,000
Payables to parent and affiliates	21,796	3,377
Other liabilities	638,520	694,497
Separate account liabilities	77,028,281	58,156,771

TOTAL LIABILITIES	94,436,912	73,455,769

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	825,825	836,021
Retained earnings	2,166,831	1,743,291
Accumulated other comprehensive income	273,228	213,628

TOTAL EQUITY	3,268,384	2,795,440

TOTAL LIABILITIES AND EQUITY	$97,705,296	$76,251,209

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2012 and 2011 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Premiums	$17,078	$16,129	$48,338	$49,686
Policy charges and fee income	432,917	244,819	1,104,903	820,987
Net investment income	110,203	107,455	317,382	327,933
Asset administration fees	75,777	52,901	205,690	147,969
Other income	26,546	12,366	55,791	31,940
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(16,307)	(17,634)	(32,055)	(47,634)
Other-than-temporary impairments on fixed maturity securities transferred to Other comprehensive income	14,564	15,541	26,028	41,542
Other realized investment gains (losses), net	(120,093)	208,064	(126,115)	239,811

Total realized investment gains (losses), net	(121,836)	205,971	(132,142)	233,719

TOTAL REVENUES	540,685	639,641	1,599,962	1,612,234

BENEFITS AND EXPENSES
Policyholders’ benefits	194,239	187,648	300,193	302,481
Interest credited to policyholders’ account balances	(19,229)	291,321	140,490	450,590
Amortization of deferred policy acquisition costs	(219,945)	721,456	20,317	942,336
General, administrative and other expenses	226,753	171,365	634,178	524,727

TOTAL BENEFITS AND EXPENSES	181,818	1,371,790	1,095,178	2,220,134

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	358,867	(732,149)	504,784	(607,900)

Income tax expense (benefit)	43,268	(297,839)	81,244	(273,428)

NET INCOME (LOSS)	$315,599	$(434,310)	$423,540	$(334,472)

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	175	(578)	(45)	49
Unrealized investment gains (losses) for the period	47,301	54,385	99,383	71,435
Reclassification adjustment for (gains) losses included in net income	(4,540)	6,786	(7,375)	20,531

Net unrealized investment gains (losses)	42,761	61,171	92,008	91,966

Other comprehensive income (loss), before tax:	42,936	60,593	91,963	92,015
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustment	61	(202)	(16)	17
Net unrealized investment gains	14,967	21,572	32,379	32,349

Total	15,028	21,370	32,363	32,366
Other comprehensive income (loss), net of tax:	27,908	39,223	59,600	59,649

COMPREHENSIVE INCOME (LOSS)	$343,507	$(395,087)	$483,140	$(274,823)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Equity

Nine Months Ended September 30, 2012 and 2011 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2011	$2,500	$836,021	$1,743,291	$213,628	$2,795,440
Contributed capital - parent/child asset transfers	—	(10,196)	—	—	(10,196)
Comprehensive income:
Net income	—	—	423,540	—	423,540
Other comprehensive income (loss), net of tax	—	—	—	59,600	59,600

Total comprehensive income					483,140

Balance, September 30, 2012	$2,500	$825,825	$2,166,831	$273,228	$3,268,384

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2010	$2,500	$792,226	$2,370,525	$160,943	$3,326,194
Cumulative effect of adoption of accounting principle	—	—	(468,340)	22,156	(446,184)
Affiliated asset transfers	—	40,252	(26,151)	—	14,101
Comprehensive income:
Net income	—	—	(334,472)	—	(334,472)
Other comprehensive income (loss), net of tax	—	—	—	59,649	59,649

Total comprehensive income					(274,823)

Balance, September 30, 2011	$2,500	$832,478	$1,541,562	$242,748	$2,619,288

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011 (in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$423,540	$(334,472)
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(125,655)	(164,478)
Interest credited to policyholders’ account balances	140,490	450,590
Realized investment (gains) losses, net	132,142	(233,719)
Amortization and other non-cash items	(41,269)	(10,493)
Change in:
Future policy benefits and other insurance liabilities	1,030,768	702,610
Reinsurance recoverables	(791,695)	(1,647,830)
Accrued investment income	(1,246)	389
Receivables from parent and affiliates	(27,116)	39,695
Payables to parent and affiliates	5,780	(40,085)
Deferred policy acquisition costs	(879,316)	372,886
Income taxes payable	104,803	(435,401)
Deferred sales inducements	(191,851)	(227,722)
Other, net	(37,742)	877,038

Cash flows from (used in) operating activities	$(258,367)	$(650,992)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$801,617	$736,820
Short-term investments	977,765	838,032
Policy loans	96,177	92,508
Ceded policy loans	(2,428)	(1,283)
Commercial mortgage and other loans	75,284	42,196
Other long-term investments	8,443	8,856
Equity securities, available for sale	9,849	10,350
Trading account assets, at fair value	10,636	—
Payments for the purchase/origination of:
Fixed maturities, available for sale	(1,296,016)	(634,883)
Short-term investments	(990,405)	(987,273)
Policy loans	(100,621)	(76,734)
Ceded policy loans	12,683	2,121
Commercial mortgage and other loans	(156,865)	(134,523)
Other long-term investments	(66,429)	(32,136)
Equity securities, available for sale	(5,024)	(8,446)
Notes receivable from parent and affiliates, net	21,788	18,228
Other	(483)	966

Cash flows from (used in) investing activities	$(604,029)	$(125,201)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$2,908,539	$2,181,188
Ceded policyholders’ account deposits	(209,800)	(58,729)
Policyholders’ account withdrawals	(2,291,138)	(1,886,503)
Ceded policyholders’ account withdrawals	22,035	4,602
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(138,014)	108,189
Contributed capital - parent/child asset transfers	(13,378)	—
Net increase (decrease) in short-term borrowing	43,923	50,000
Drafts outstanding	10,995	53,575
Net change in long-term borrowing	369,000	200,000

Cash flows from (used in) financing activities	$702,162	$652,322

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(160,234)	(123,871)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	287,423	364,999

CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,189	$241,128

See Notes to Unaudited Interim Consolidated Financial Statements

Cash Flows from Investing Activities in the September 30, 2012 Unaudited Interim Consolidated Statement of Cash Flows excludes $202 million of decreases in fixed maturities, available for sale and commercial mortgages related to the coinsurance transaction between the Company and PAR U, an affiliate (See Note 8). The assets transferred included $156 million of consideration for the initial premium due under the coinsurance agreement with this affiliate and $46 million to Prudential Financial, the Company’s ultimate parent company, to settle tax expenses arising from this coinsurance transaction.

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

Acquisition of The Hartford’s Individual Life Insurance Business

On September 27, 2012, Prudential Financial announced that Prudential Insurance entered into an agreement to acquire The Hartford’s Individual Life Insurance Business through a reinsurance transaction. Prudential Insurance will pay The Hartford cash consideration of $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 Hartford life insurance policies with net retained face amount in force of approximately $135 billion. The transaction is expected to close in early 2013, subject to regulatory approvals and customary closing conditions.

In connection with this transaction, Prudential Insurance will retrocede to the Company, the portion of the assumed business that is classified as guaranteed universal life insurance (“GUL”) with account values of approximately $3.5 billion as of June 30, 2012. Under this reinsurance agreement, the Company will pay Prudential Insurance a ceding commission in an amount to be determined and will provide reinsurance for more than 74,000 GUL policies with net retained face amount in force of approximately $31 billion. The Company will then retrocede all of the GUL policies to an affiliated captive reinsurance company.

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

Effective July 1, 2012, the Company’s wholly owned subsidiary, PLNJ, entered into a new coinsurance agreement with an affiliate, PAR U. The settlement of the initial coinsurance premium occurred subsequent to the effective date of the coinsurance agreement. As a result, the settlement was treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. The adjustment to the initial coinsurance premium was equal to the earned interest and changes in market values from the effective date of the coinsurance agreement through settlement date related to fixed maturity and commercial mortgage securities from an asset portfolio within PLNJ. The settlement feature of this agreement was accounted for as a derivative (See Note 8 for additional information about this agreement).

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense for the three months and nine months ended September 30, 2012 and change in effective tax rate was primarily driven by an increase in pre-tax income for the three months and nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011.

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

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Financial Position:
	December 31, 2011
	As Previously Reported (2)	Effect of Change	As Currently Reported (2)
	(in thousands)
Deferred policy acquisition costs	$3,217,508	$(671,908)	$2,545,600
Reinsurance recoverables	5,727,610	1,506	5,729,116
Income taxes receivable (1)	—	76,066	76,066
Other assets	44,557	(2)	44,555
TOTAL ASSETS	76,845,547	(594,338)	76,251,209

Policyholders’ account balances	7,808,840	2,834	7,811,674
Income taxes payable (1)	176,517	(176,517)	—
Other liabilities	646,569	47,928	694,497
TOTAL LIABILITIES	73,581,524	(125,755)	73,455,769

Retained earnings	2,233,698	(490,407)	1,743,291
Accumulated other comprehensive income	191,804	21,824	213,628
TOTAL EQUITY	3,264,023	(468,583)	2,795,440
TOTAL LIABILITIES AND EQUITY	$76,845,547	$(594,338)	$76,251,209

(1)	Income taxes reported in December 31, 2011 was in a payable position. The effect of the restatement converted the balance to a receivable position and was moved into the asset section of the balance sheet.
(2)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2012. “As currently reported” column was included in the 10-K/A filed with the SEC on July 20, 2012.

Unaudited Interim Consolidated Statements of Operations:
	Three Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$244,307	$512	$244,819
Total revenues	639,129	512	639,641
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	812,067	(90,611)	721,456
General, administrative and other expenses	128,645	42,720	171,365
Total benefits and expenses	1,419,681	(47,891)	1,371,790
INCOME FROM OPERATIONS BEFORE INCOME TAXES	(780,552)	48,403	(732,149)
Income tax expense	(310,584)	12,745	(297,839)
NET INCOME	$(469,968)	$35,658	$(434,310)

	Nine Months Ended September 30, 2011
	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Policy charges and fee income	$820,604	$383	$820,987
Total revenues	1,611,851	383	1,612,234
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	1,075,795	(133,459)	942,336
General, administrative and other expenses	389,741	134,986	524,727
Total benefits and expenses	2,218,607	1,527	2,220,134
INCOME FROM OPERATIONS BEFORE INCOME TAXES	(606,756)	(1,144)	(607,900)
Income tax expense	(274,634)	1,206	(273,428)
NET INCOME	$(332,122)	$(2,350)	$(334,472)

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Unaudited Interim Consolidated Statements of Cash Flows:
	Nine Months Ended September 30, 2011
	As Previously Reported (1)	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(332,122)	$(2,350)	$(334,472)
Policy charges and fee income	(164,095)	(383)	(164,478)
Change in:
Reinsurance recoverables	(1,646,833)	(997)	(1,647,830)
Deferred policy acquisition costs	419,550	(46,664)	372,886
Income taxes payable	(436,607)	1,206	(435,401)
Other, net	827,850	49,188	877,038
Cash flows from (used in) operating activities	$(650,992)	$—	$(650,992)

(1)	Certain amounts in prior periods have been reclassified to conform to the current period presentation.

3. INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$177,948	$16,315	$—	$194,263	$—
Obligations of U.S. states and their political subdivisions	67,920	7,006	107	74,819	—
Foreign government bonds	22,341	6,070	—	28,411	—
Public utilities	589,160	72,506	1,040	660,626	—
All other corporate securities	3,503,245	321,190	2,204	3,822,231	(344)
Asset-backed securities (1)	364,496	18,885	10,508	372,873	(22,144)
Commercial mortgage-backed securities	454,344	46,274	50	500,568	—
Residential mortgage-backed securities (2)	338,736	24,884	82	363,538	(1,135)

Total fixed maturities, available-for-sale	$5,518,190	$513,130	$13,991	$6,017,329	$(23,623)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$66	$4	$1	$69
Industrial, miscellaneous & other	2,037	598	390	2,245
Non-redeemable preferred stocks	2,036	75	—	2,111

Total equity securities, available-for-sale	$4,139	$677	$391	$4,425

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $17 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011 (4)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$144,083	$14,321	$4	$158,400	$—
Obligations of U.S. states and their political subdivisions	32,282	3,869	—	36,151	—
Foreign government bonds	32,966	6,073	4	39,035	—
Public utilities	392,168	47,552	729	438,991	—
All other corporate securities	3,369,261	270,398	7,724	3,631,935	(1,285)
Asset-backed securities (1)	376,505	19,235	22,495	373,245	(27,122)
Commercial mortgage-backed securities	505,310	37,015	2	542,323	—
Residential mortgage-backed securities (2)	298,831	25,550	337	324,044	(1,296)

Total fixed maturities, available-for-sale	$5,151,406	$424,013	$31,295	$5,544,124	$(29,703)

Equity securities available-for-sale
Common Stocks:
Public utilities	$90	$5	$23	$72
Industrial, miscellaneous & other	7,100	597	1,742	5,955
Non-redeemable preferred stocks	2,437	6	201	2,242

Total equity securities, available-for-sale	$9,627	$608	$1,966	$8,269

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $11 million of net unrealized gains (losses) on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.
(4)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2012, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$473,837	$488,265
Due after one year through five years	1,473,214	1,592,763
Due after five years through ten years	1,263,547	1,408,639
Due after ten years	1,150,016	1,290,683
Asset-backed securities	364,496	372,873
Commercial mortgage-backed securities	454,344	500,568
Residential mortgage-backed securities	338,736	363,538

Total	$5,518,190	$6,017,329

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

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$48,318	$8,544	$106,508	$93,003
Proceeds from maturities/repayments	202,979	251,043	696,047	631,656
Gross investment gains from sales, prepayments and maturities	16,734	3,135	25,488	8,836
Gross investment losses from sales and maturities	(465)	—	(1,171)	(366)

Equity securities, available-for-sale
Proceeds from sales	$9,771	$6,205	$9,862	$10,349
Proceeds from maturities/repayments	—	—	—	—
Gross investment gains from sales	1,000	—	1,027	—
Gross investment losses from sales	(495)	—	(529)	—

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(1,743)	$(2,093)	$(6,027)	$(6,092)
Writedowns for other-than-temporary impairment losses on equity securities	(223)	(476)	(1,146)	(1,833)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in thousands)
Balance, beginning of period	$27,542	$31,506
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,330)	(3,658)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	(3,127)
Additional credit loss impairments recognized in the current period on securities previously impaired	854	2,074
Increases due to the passage of time on previously recorded credit losses	279	1,077
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(578)	(1,105)

Balance, end of period	$26,767	$26,767

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in thousands)
Balance, beginning of period	$29,546	$36,820
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,480)	(7,054)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	—	(4,055)
Credit loss impairment recognized in the current period on securities not previously impaired	—	85
Additional credit loss impairments recognized in the current period on securities previously impaired	1,487	3,981
Increases due to the passage of time on previously recorded credit losses	452	1,145
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(199)	(1,116)

Balance, end of period	$29,806	$29,806

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of trading account assets, at fair value as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities:
Asset-backed securities	$6,404	$6,808	$16,597	$17,419
Commercial mortgage-backed securities	4,900	4,994	4,978	5,062

Total fixed maturities	11,304	11,802	21,575	22,481
Equity securities (1)	3,083	3,193	3,135	3,362

Total trading account assets	$14,387	$14,995	$24,710	$25,843

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” included $0.2 million of losses and $0.0 million during the three months ended September 30, 2012 and 2011, respectively, and $0.5 million of losses and $0.3 million of losses during the nine months ended September 30, 2012 and 2011, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$257,645	17.6%	$261,699	18.4%
Retail	473,923	32.3	453,352	31.9
Apartments/Multi-Family	236,957	16.2	218,524	15.4
Office	234,928	16.0	223,587	15.8
Hospitality	60,872	4.2	61,910	4.4
Other	86,633	5.9	97,383	6.9

Total commercial mortgage loans by property type	1,350,958	92.2	1,316,455	92.8
Agricultural property loans	114,318	7.8	102,850	7.2

Total commercial mortgage and agricultural loans by property type	1,465,276	100.0%	1,419,305	100.0%

Valuation allowance	(11,925)		(12,813)

Total net commercial and agricultural mortgage loans by property type	$1,453,351		$1,406,492

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in California (20%), New Jersey (13%), and Texas (9%) at September 30, 2012.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Allowance for losses, beginning of year	$12,813	$21,428
Addition to / (release of) allowance of losses	(888)	(8,615)

Allowance for losses, end of year (1)	$11,925	$12,813

(1)	Agricultural loans represent $0.4 million of the ending allowance at both September 30, 2012 and December 31, 2011.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and agricultural loans, as of the dates indicated:

	September 30, 2012	December 31, 2011
	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$5,552	$5,743
Ending balance: collectively evaluated for impairment (2)	6,373	7,070

Total ending balance	$11,925	$12,813

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$17,416	$17,849
Ending balance gross of reserves: collectively evaluated for impairment (2)	1,447,860	1,401,456

Total ending balance, gross of reserves	$1,465,276	$1,419,305

(1)	There were no agricultural loans individually evaluated for impairments at September 30, 2012 and December 31, 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $114 million and $103 million at September 30, 2012 and December 31, 2011, respectively and a related allowance of $0.4 million for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of September 30, 2012 and December 31, 2011 had a recorded investment and unpaid principal balance of $17.4 million and $17.8 million and related allowance of $5.6 million and $5.7 million, respectively, primarily related to the hospitality and other property types. At both September 30, 2012 and December 31, 2011, the Company held no impaired agricultural loans. Net investment income recognized on these loans totaled $0.4 million for the nine months ended September 30, 2012, and $0.5 million for the year ended December 31, 2011.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of both September 30, 2012 and December 31, 2011, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2 loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of September 30, 2012 and December 31, 2011, 93% of the $1.5 billion and $1.4 billion recorded investment had a loan-to-value ratio of less than 80%, respectively. As of both September 30, 2012 and December 31, 2011, 95% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of September 30, 2012, approximately $82 million or 6% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans. As of December 31, 2011, approximately $72 million or 5% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural loans.

As of both September 30, 2012 and December 31, 2011, all commercial mortgage and other loans were in current status, with the exception of $1.6 million at December 31, 2011, that were classified as past due, primarily related to other property types. As of September 30, 2012 and December 31, 2011, $19.3 million and $22.6 million, respectively, of commercial mortgage and other loans, were in non-accrual status based upon the recorded investment gross of allowance for credit losses, primarily related to hospitality and other property types. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

For the three months ended September 30, 2012, there were no commercial mortgage and other loans sold or acquired.

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

As of September 30, 2012, the additional funds the Company has committed to provide to borrowers involved in a troubled debt restructuring is not material.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2012 and 2011 was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities, available-for-sale	$67,924	$75,920	$203,885	$230,005
Equity securities, available-for-sale	6	(234)	39	219
Trading account assets	205	651	821	1,195
Commercial mortgage and other loans	21,388	20,671	63,693	60,627
Policy loans	14,376	14,005	42,851	41,942
Short-term investments and cash equivalents	244	261	787	848
Other long-term investments	10,748	746	18,992	6,784

Gross investment income	114,891	112,020	331,068	341,620
Less: investment expenses	(4,688)	(4,565)	(13,686)	(13,687)

Net investment income	$110,203	$107,455	$317,382	$327,933

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2012 and 2011, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Fixed maturities	$14,527	$1,043	$18,291	$2,378
Equity securities	280	96	(649)	2,020
Commercial mortgage and other loans	3,505	2,937	4,565	5,264
Joint ventures and limited partnerships	—	(265)	—	(265)
Derivatives	(140,152)	202,147	(154,371)	224,302
Other	4	13	22	20

Realized investment gains (losses), net	$(121,836)	$205,971	$(132,142)	$233,719

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$(18,648)	$10,187	$(2,936)	$3,958	$(7,439)
Net investment gains (losses) on investments arising during the period	6,854	—	—	(2,399)	4,455
Reclassification adjustment for (gains) losses included in net income	5,114	—	—	(1,790)	3,324
Reclassification adjustment for OTTI losses excluded from net income(1)	(100)	—	—	35	(65)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(5,983)	—	2,094	(3,889)
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	—	—	648	(227)	421

Balance, September 30, 2012	$(6,780)	$4,204	$(2,288)	$1,671	$(3,193)

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$443,637	$(179,520)	$75,345	$(118,533)	$220,929
Net investment gains (losses) on investments arising during the period	117,765	—	—	(41,212)	76,553
Reclassification adjustment for (gains) losses included in net income	(22,755)	—	—	7,964	(14,791)
Reclassification adjustment for OTTI losses excluded from net income(2)	100	—	—	(35)	65
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	—	(68,739)	—	23,883	(44,856)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	—	—	59,104	(20,686)	38,418

Balance, September 30, 2012	$538,747	$(248,259)	$134,449	$(148,619)	$276,318

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset as of the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(6,780)	$(18,648)
Fixed maturity securities, available-for-sale—all other	505,919	411,366
Equity securities, available-for-sale	286	(1,359)
Derivatives designated as cash flow hedges (1)	2,599	2,523
Other investments	29,943	31,107

Net unrealized gains (losses) on investments	$531,967	$424,989

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$—	$—	$—	$—	$—
Obligations of U.S. states and their political subdivisions	13,988	107	—	—	13,988	107
Foreign government bonds	—	—	—	—	—	—
Corporate securities	180,417	2,545	27,973	699	208,390	3,244
Asset-backed securities	58,575	350	59,520	10,158	118,095	10,508
Commercial mortgage-backed securities	3,687	38	583	12	4,270	50
Residential mortgage-backed securities	934	41	3,605	41	4,539	82

Total	$257,601	$3,081	$91,681	$10,910	$349,282	$13,991

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,696	$4	$—	$—	$4,696	$4
Obligations of U.S. states and their political subdivisions	—	—	—	—	—	—
Foreign government bonds	96	4	—	—	96	4
Corporate securities	196,766	6,060	13,355	2,393	210,121	8,453
Asset-backed securities	57,956	389	69,641	22,106	127,597	22,495
Commercial mortgage-backed securities	563	—	1,051	2	1,614	2
Residential mortgage-backed securities	4,706	213	4,022	124	8,728	337

Total	$264,783	$6,670	$88,069	$24,625	$352,852	$31,295

The gross unrealized losses at September 30, 2012 and December 31, 2011 are composed of $8 million and $10 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $6 million and $21 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2012, $7 million of the gross unrealized losses represented declines in value of greater than 20%, $0 million of which had been in that position for less than six months, as compared to $22 million at December 31, 2011 that represented declines in value of greater than 20%, $3 million of which had been in that position for less than six months. At September 30, 2012 and December 31, 2011, the $11 million and $25 million respectively, of gross unrealized losses of twelve months or more were concentrated in asset-backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2012 and December 31, 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

Duration of Gross Unrealized Loss Positions for Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by length of time that individual equity securities have been in a continuous unrealized loss position, as of the following dates:

	September 30, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available-for-sale	$119	$391	$—	$—	$119	$391

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Equity securities, available-for-sale	$3,016	$1,966	$—	$—	$3,016	$1,966

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

At September 30, 2012, $0 million of the gross unrealized losses represented declines in value of greater than 20%, $0.0 million of which have been in that position for less than six months. At December 31, 2011, $2 million of the gross unrealized losses represented declines in value of greater than 20%, $1.4 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2012 or December 31, 2011.

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

Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents and short term investments and equity securities that trade on an active exchange market.

Level 2 – Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives.

Level 3 – Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from certain products with guaranteed benefits.

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

	As of September 30, 2012
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$189,563	$4,700	$—	$194,264
Obligations of U.S. states and their political subdivisions	—	74,819	—	—	74,819
Foreign government bonds	—	28,411	—	—	28,411
Corporate securities	—	4,449,859	32,998	—	4,482,857
Asset-backed securities	—	277,805	95,068	—	372,873
Commercial mortgage-backed securities	—	497,880	2,688	—	500,568
Residential mortgage-backed securities	—	363,538	—	—	363,538

Sub-total	—	5,881,875	135,454	—	6,017,329
Trading account assets:
Asset-backed securities	—	6,808	—	—	6,808
Commercial mortgage-backed securities	—	4,995	—	—	4,995
Equity securities	—	—	3,192	—	3,192

Sub-total	—	11,803	3,192	—	14,995
Equity securities, available for sale	2,160	154	2,111	—	4,425
Short-term investments	85,209	210,693	—	—	295,902
Cash equivalents	1,770	66,465	—	—	68,235
Other long-term investments	—	224,473	1,614	(68,633)	157,454
Reinsurance recoverables	—	—	1,451,411	—	1,451,411
Other assets	—	189,521	—	—	189,521

Sub-total excluding separate account assets	89,139	6,584,984	1,593,782	(68,633)	8,199,272
Separate account assets (1)	448,014	76,336,359	243,908	—	77,028,281

Total assets	$537,153	$82,921,343	$1,837,690	$(68,633)	$85,227,553

Future policy benefits	$—	$—	$1,593,513	$—	$1,593,513
Other liabilities	—	68,633	—	(68,633)	—

Total liabilities	$—	$68,633	$1,593,513	$(68,633)	$1,593,513

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2011 (3)
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$153,704	$4,696	$—	$158,400
Obligations of U.S. states and their political subdivisions	—	36,151	—	—	36,151
Foreign government bonds	—	39,035	—	—	39,035
Corporate securities	—	4,047,206	23,720	—	4,070,926
Asset-backed securities	—	310,816	62,429	—	373,245
Commercial mortgage-backed securities	—	542,323	—	—	542,323
Residential mortgage-backed securities	—	324,044	—	—	324,044

Sub-total	—	5,453,279	90,845	—	5,544,124
Trading account assets:
Asset-backed securities	—	17,419	—	—	17,419
Commercial mortgage-backed securities	—	5,062	—	—	5,062
Equity securities	—	—	3,362	—	3,362

Sub-total	—	22,481	3,362	—	25,843
Equity securities, available for sale	5,617	—	2,652	—	8,269
Short-term investments	101,608	181,673	—	—	283,281
Cash equivalents	42,158	191,920	—	—	234,078
Other long term investments	—	180,603	686	(57,612)	123,677
Reinsurance recoverables	—	—	868,824	—	868,824
Other assets	—	192,824		—	192,824

Sub-total excluding separate account assets	149,383	6,222,780	966,369	(57,612)	7,280,920
Separate account assets (1)	1,803,852	56,130,595	222,324	—	58,156,771

Total assets	$1,953,235	$62,353,375	$1,188,693	$(57,612)	$65,437,691

Future policy benefits	$—	$—	$912,988	$—	$912,988
Other liabilities	—	57,612	—	(57,612)	—

Total liabilities	$—	$57,612	$912,988	$(57,612)	$912,988

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.
(3)	Includes reclassifications to conform to current period presentation.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices from pricing services are sourced from multiple vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company generally receives prices from multiple pricing services for each security, but ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information from the pricing service or broker with an internally-developed valuation. As of September 30, 2012 and December 31, 2011, over-rides on a net basis were not material. These estimates may use significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. In cases where these models primarily use observable inputs, the securities have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may also incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs market participants would use in pricing the asset. In these cases, a Level 3 classification is used.

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

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using valuation and discounted cash flow models that require a substantial level of judgment. As these models may use unobservable inputs, most privately traded equity securities are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes, as the directly observable market inputs are not available. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

The majority of the Company’s derivative positions is traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate, cross currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk, volatility and other factors.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Derivatives classified as Level 3 include first-to-default credit basket swaps and other structured products. These derivatives are valued based upon models with some significant unobservable market inputs or inputs from less actively traded markets. The fair values of first to default credit basket swaps are derived from relevant observable inputs (e.g. individual credit default spreads, interest rates and recovery rates), and unobservable model-specific input values such as correlation between different credits within the same basket. Other structured options and derivatives are valued using simulation models such as the Monte Carlo and other techniques. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of September 30, 2012 and December 31, 2011, there were derivatives with the fair value of $0.9 million and $0.1 million classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in the Cash Equivalents and Short-term Investments category are typically not traded in active markets; however, their fair values are generally based on market observable inputs and, accordingly, these investments have been primarily classified within Level 2 in the fair value hierarchy.

Separate Account Assets – Separate Account Assets include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Other Assets – Other assets carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These reinsurance recoverables are valued in the same manner as the living benefit guarantees as described below in “Future Policy Benefits”.

The Company also has an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 8). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative which is included in “Reinsurance recoverables”. The fair value of this embedded derivative is the present value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that is attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rates, the Company’s market-perceived risk of the counterparty, UPARC’s non-performance (“NPR”), and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates. This embedded derivative had a value of zero at September 30, 2012 and December 31, 2011 primarily due to NPR.

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

The significant inputs to the valuation models for the embedded derivatives associated with the optional living benefit features of the Company’s variable annuity products include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as various assumptions that are actuarially determined, including lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values as well as discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve, and is adjusted for NPR, as discussed below. Assuming all other assumptions remain unchanged, a decline in interest rates will generally cause account values to grow more slowly, increasing future expected benefit payments, as well as decreasing the discounting impact in the present value calculation, both of which would cause increases in the fair value of the liability. The opposite impacts occur as interest rates rise. Implied volatility also impacts the estimate of future expected benefit payments, as discussed below.

Actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies or market transactions such as acquisitions and reinsurance transactions. Assumptions relating to contractholder behavior such as lapse, benefit utilization, withdrawal, and mortality rates, are based on experience by product type and/or year of contract issuance, as well as available industry studies. Unless a material change in contractholder behavior or mortality experience that the

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Company feels is indicative of a long term trend is observed in an interim periods, assumptions related to contractholder behavior and mortality are generally updated in the third quarter of each year by considering recent experience that has occurred during the period from the most recent update to the expected amounts or updates to industry studies. These assumptions require the use of management judgment and are discussed in further detail below.

Level 3 Assets and Liabilities by Price Source – The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2012
	Internal (1)	External (2)	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$4,700	$4,700
Corporate securities	32,069	929	32,998
Asset-backed securities	1,364	93,704	95,068
Commercial mortgage-backed securities	—	2,688	2,688
Equity securities	2,111	3,192	5,303
Other long-term investments	859	755	1,614
Reinsurance recoverables	1,451,411	—	1,451,411

Sub-total excluding separate account assets	1,487,814	105,968	1,593,782
Separate account assets	76,444	167,464	243,908

Total assets	$1,564,258	$273,432	$1,837,690

Future policy benefits	$1,593,513	$—	$1,593,513

Total liabilities	$1,593,513	$—	$1,593,513

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the Company.

As of September 30, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
(in thousands)
Assets:

Corporate securities	$32,069	Discounted cash flow	Discount rate	$8.80% -17.50% (10.77%)

		Cap at call price	Call price	100% (100%)

		Liquidation	Liquidation value	25% -91.59% (86.90%)

Reinsurance recoverables	$1,451,411	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits	$1,593,513	Discounted cash flow	Lapse rate	0% - 14%

			NPR spread	0.24% - 1.82%

			Utilization rate	70% - 94%

			Withdrawal rate	85% - 100%

			Mortality rate (1)	0% - 13%

			Equity Volatility curve	19% - 34%

(1)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Sensitivity to Changes in Unobservable Inputs – The following is a general description of sensitivities of significant unobservable inputs and their impact on the fair value measurement for the assets and liabilities reflected in the table above.

Corporate Securities – Internally priced corporate securities classified in Level 3 include certain below investment grade watchlist and distressed fixed maturity securities. For securities where discounted cash flows are used, the primary unobservable input is an internally developed discount rate. Significant increases (decreases) in the discount rate would result in a significantly lower (higher) fair value measurement. In certain cases, the Company uses an estimated liquidation value of the borrower or underlying assets. In isolation, an increase (decrease) in the value of these inputs would result in a higher (lower) fair value measurement.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These reinsurance recoverables covering these guarantees are valued in the same manner as the living benefit guarantees as described below in “Future Policy Benefits”. Reinsurance recoverables also includes reinsurance of the no lapse guarantee provisions available on a portion of certain universal life products. The reinsurance agreement covering the no lapse guarantee contains an embedded derivative related to the interest rate risk of the reinsurance contract. The embedded derivative arising from this reinsurance agreement had a value of zero at September 30, 2012 as discussed above.

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

The Company’s withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. Larger differences in the withdrawal rate assumption compared to the contractual guaranteed income withdrawal percentage, either positive or negative, will generally result in a decrease in the fair value of the liability. Prior to the exhaustion of the contractholder’s total account value the Company assumes contractholders will withdraw a certain percentage of the maximum allowable amount under the contract and will withdraw the maximum once the contractholder account value is completely exhausted.

Based on historical experience the Company applies a set of age specific mortality rate adjustments compared to standard industry tables. For newly issued contracts, lower mortality rates are assumed in early durations. A mortality improvement assumption is also incorporated into the overall mortality table. Since the variable annuity living benefits generally provide for a minimum withdrawal benefit for life, increases in mortality rates will decrease the fair value of the liability, with the reverse being true with decreases in mortality rates.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

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

Separate Account Assets – In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statement of Operations. In addition, fees earned by the Company related to the management of most separate account assets classified as Level 3 do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Other Invested Assets – Separate account assets include $76.4 million of investments in real estate fund as of September 30, 2012 that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which range from 5.5% to 9.5% (7.5% weighted average) and discount rates, which range from 7.0% to 11.5% (8.5% weighted average).

Transfers between Levels 1 and 2 – During the nine months ended September 30, 2012, $8.6 million of equity securities, available for sale transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. This transfer was the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2011.

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended September 30, 2012
	Fixed Maturities, Available for Sale - U.S. Treasury Securities	Fixed Maturities, Available for Sale - Corporate Securities	Fixed Maturities, Available for Sale - Asset- Backed Securities	Fixed Maturity Available for Sale - Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,699	$30,459	$86,915	$5,331	$3,381
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(761)	610	—	—
Asset management fees and other income	—	—	—	—	(189)
Included in other comprehensive income (loss)	1	3,946	6	(150)	—
Net investment income	—	18	63	3	—
Purchases	—	123	14,986	—	—
Sales	—	(6)	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(3,121)	(2,988)	(2,496)	—
Transfers into Level 3 (2)	—	2,340	589	—	—
Transfers out of Level 3 (2)	—	—	(5,113)	—	—

Fair Value, end of period assets/(liabilities)	$4,700	$32,998	$95,068	$2,688	$3,192

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$(189)
Interest credited to policyholders’ account balances	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2012
	Equity Securities, Available for Sale	Other Long- term investments	Reinsurance Recoverable	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$2,255	$3,661	$1,036,923	$236,634	$(1,087,503)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(200)	(2,071)	308,347	(486)	(392,758)
Asset management fees and other income	—	24	—	—	—
Interest credited to policyholders’ account balances	—	—	—	5,339	—
Included in other comprehensive income (loss)	56	—	—	—	—
Net investment income	—	—	—	—	—
Purchases	—	—	106,141	14,334	—
Sales	—	—	—	(11,913)	—
Issuances	—	—	—	—	(113,252)
Settlements	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—

Fair Value, end of period assets/(liabilities)	$2,111	$1,614	$1,451,411	$243,908	$(1,593,513)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(2,071)	$312,474	$—	$(415,371)
Asset management fees and other income	$—	$24	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$5,339	$—

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Fixed Maturities, Available For Sale –U.S. Treasury Securities	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities, Available For Sale –Asset- Backed Securities	Fixed Maturity Available for Sale - Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,696	$23,720	$62,429	$—	$3,362
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(3,732)	687	—	—
Asset management fees and other income	—	—	—	—	(120)
Included in other comprehensive income (loss)	4	4,126	2,667	(65)	—
Net investment income	—	67	316	3	—
Purchases	—	8,515	52,268	—	—
Sales	—	(89)	—	—	—
Issuances	—	—	—	—	—
Settlements	—	(7,484)	(12,960)	(2,496)	(50)
Transfers into Level 3 (2)	—	23,995	589	5,246	—
Transfers out of Level 3 (2)	—	(16,120)	(10,928)	—	—

Fair Value, end of period assets/(liabilities)	$4,700	$32,998	$95,068	$2,688	$3,192

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—	$(120)
Interest credited to policyholders’ account balances	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2012
	Equity Securities, Available for Sale	Other Long-term Investments	Reinsurance Recoverable	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$2,652	$686	$868,824	$222,324	(912,988)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(401)	(4,032)	289,200	(1,098)	(367,642)
Asset management fees and other income	—	29	—	—	—
Interest credited to policyholders’ account balances	—	—	—	9,201	—
Included in other comprehensive income (loss)	(136)	—	—	—	—
Net investment income	—	—	—	—	—
Purchases	—	4,925	293,387	69,250	—
Sales	—	—	—	(55,769)	—
Issuances	—	—	—	—	(312,883)
Settlements	—	6	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	(4)	—	—	—	—

Fair Value, end of period assets/(liabilities)	$2,111	$1,614	$1,451,411	$243,908	(1,593,513)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(3,922)	$300,008	$—	(397,247)
Asset management fees and other income	$—	$29	$—	$—	—
Interest credited to policyholders’ account balances	$—	$—	$—	$9,201	—

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2011
	Fixed Maturities, Available For Sale – U.S. Treasury Securities	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities, Available For Sale – Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,700	$48,015	$56,389	$5,019	$11,176	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(629)	(3)	—	(476)	—
Asset management fees and other income	—	—	—	—	—	(563)
Included in other comprehensive income (loss)	(2)	(762)	(725)	—	372	—
Net investment income	—	34	108	—	—	—
Purchases	—	76	—	—	1,001	—
Sales	—	(11)	—	—	—	—
Issuances	—	104	—	—	—	—
Settlements	—	(887)	(3,336)	—	(98)	—
Transfers into Level 3 (2)	—	—	—	—	—	—
Transfers out of Level 3 (2)	—	(12,955)	—	(5,019)	—	—
Other (4)	—	—	—	—	(8,957)	8,957

Fair Value, end of period assets/(liabilities)	$4,698	$32,985	$52,433	$—	$3,018	$8,394

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(623)	$(3)	$—	$(476)	$—
Asset management fees and other income	$—	$—	$—	$—	$—	$(563)
Interest credited to policyholders’ account	$—	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2011

	Other Long- Term Investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$200	$(496,900)	$219,789	$592,022
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	69	1,327,080	39	(1,484,244)
Asset management fees and other income	(136)	—	—	—
Interest credited to policyholders’ account balances	—	—	(5,669)	—
Included in other comprehensive income (loss)	—	—	—	—
Net investment income	—	—	—	—
Purchases	526	55,905	66,744	(72,086)
Sales	—	—	(60,412)	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—

Fair Value, end of period assets/(liabilities)	$659	$886,085	$220,491	$(964,308)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$69	$1,323,537	$—	$(1,482,018)
Asset management fees and other income	$(65)	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$(5,670)	$—

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Fixed Maturities, Available For Sale – U.S. Treasury Securities	Fixed Maturities, Available For Sale – Corporate Securities	Fixed Maturities Available For Sale - Asset- Backed Securities	Fixed Maturities Available For Sale - Commercial Mortgage- Backed Securities	Equity Securities, Available for Sale	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$—	$49,050	$59,770	$—	$1,792	$—
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	—	(2,330)	803	—	(2,918)	—
Asset management fees and other income	—	—	—	—	—	(563)
Included in other comprehensive income (loss)	(2)	(1,006)	(316)	—	2,809	—
Net investment income	—	182	706	—	—	—
Purchases	4,700	7,491	11,089	5,019	1,696	—
Sales	—	(672)	(8,160)	—	—	—
Issuances	—	781	—	—	—	—
Settlements	—	(13,756)	(7,494)	—	(99)	—
Transfers into Level 3 (2)	—	10,444	—	—	8,695	—
Transfers out of Level 3 (2)	—	(17,199)	(3,965)	(5,019)	—	—
Other (4)	—	—	—	—	(8,957)	8,957

Fair Value, end of period assets/(liabilities)	$4,698	$32,985	$52,433	$—	$3,018	$8,394

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$—	$(4,319)	$(10)	$—	$(2,918)	$—
Asset management fees and other income	$—	$—	$—	$—	$—	$(563)
Interest credited to policyholders’ account balances	$—	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2011
	Other Long - Term Investments	Reinsurance Recoverables	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$—	$(373,001)	$24,278	$198,451	$452,822
Total gains or (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	269	1,096,659	—	387	(1,224,031)
Asset management fees and other income	(136)	—	—	—	—
Interest credited to policyholder account balances	—	—	—	4,321	—
Included in other comprehensive income (loss)	—	—	(55)	—	—
Net investment income	—	—	—	—	—
Purchases	526	162,427	430	77,744	—
Sales	—	—	—	(60,412)	—
Issuances	—	—	—	—	(193,099)
Settlements	—	—	(2)	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(24,651)	—	—

Fair Value, end of period assets/(liabilities)	$659	$886,085	$—	$220,491	$(964,308)

Unrealized gains (losses) for the period relating to those Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$244	$1,093,402	$—	$—	$(1,220,003)
Asset management fees and other income	$(136)	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$4,321	$—

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other primarily represents reclasses of certain assets between reporting categories.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers – Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that cannot be validated) for which information from third party pricing services (that can be validated) was previously utilized. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate. Other significant transfers into and/or out of Level 3 are discussed below:

For the nine months ended September 30, 2011 the majority of the Equity Securities Available for Sale transfers into Level 3 were due to the determination that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on indicative broker quotes which could not always be verified against directly observable market information. Perpetual preferred stocks were included in Equity Securities Available for Sale and subsequently transferred to Trading Account Assets.

During the same period, the pricing and valuation methodology related to an affiliated bond reported in Other Assets totaled $24.7 million was re-evaluated and subsequently updated to utilize observable inputs and transferred out of Level 3. Corporate Securities totaled $12.9 million transferred out of Level 3, resulting from the Company’s ongoing monitoring of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	September 30, 2012					December 31, 2011
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$—	$1,604,592	$1,604,592	$1,453,351	$1,543,968	$1,406,492
Policy loans	—	—	1,453,970	1,453,970	1,072,424	1,401,354	1,050,878
Cash	58,954	—	—	58,954	58,954	53,345	53,345
Accrued investment income	—	85,526	—	85,526	85,526	86,020	86,020
Other assets	—	60,511	—	60,511	59,951	37,005	36,065

Total Assets	$58,954	$146,037	$3,058,562	$3,263,553	$2,730,206	$3,121,692	$2,632,800

Liabilities:
Policyholders’ Account Balances - Investment Contracts	$—	$709,424	$54,299	$763,723	$766,910	$673,673	$677,316
Cash collateral for loaned securities	—	56,129	—	56,129	56,129	153,651	153,651
Securities sold under agreement to repurchase	—	—	—	0	—	40,491	40,491
Short-term debt	—	276,567	—	276,567	275,923	128,766	129,000
Long-term debt	—	1,510,936	—	1,510,936	1,438,000	1,199,488	1,172,000
Other liabilities	—	217,792	—	217,792	217,792	191,818	191,818

Total liabilities	$—	$2,770,848	$54,299	$2,825,147	$2,754,754	$2,387,887	$2,364,276

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

The fair values presented above for those financial instruments have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

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

Cash, Accrued Investment Income and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable. Also included in other assets is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

Policyholders’ Account Balances – Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, payout annuities and other similar contracts without life contingencies, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own non-performance risk. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

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

Short-Term and Long-Term Debt

The fair value of short–term and long–term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own non–performance risk. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

Embedded Derivatives

The Company sells variable annuity contracts that include certain optional living benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Re. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. Mark-to-market changes in the fair value of the underlying contractual guarantees are determined using valuation models as described in Note 7, and are recorded in “Realized investment gains (losses), net.”

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,594 million and $913 million as of September 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $1,451 million and $869 million as of September 30, 2012 and December 31, 2011, respectively.

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

	September 30, 2012			December 31, 2011
Primary Underlying	Notional Amount	Fair Value Assets	Liabilities	Notional Amount	Fair Value Assets	Liabilities
	(in thousands)
Qualifying Hedges
Currency/Interest Rate
Currency Swaps	$88,465	$3,691	$(886)	$60,507	$3,500	$(865)

Total Qualifying Hedges	$88,465	$3,691	$(886)	$60,507	$3,500	$(865)

Non-Qualifying Hedges
Interest Rate
Non-Currency Swaps	$1,599,400	$127,021	$(7,729)	$766,900	$98,500	$(2,110)
Currency
Forwards	5,655	61	(2)	7,273	37	(108)
Credit
Credit Default Swaps	14,275	621	(917)	73,000	203	(667)
Currency/Interest Rate
Currency Swaps	47,820	2,609	(1,580)	52,236	2,522	(1,502)
Equity
Equity Non-Currency Swaps	372,103	1,963	(8,610)	137,175	—	(4,680)
Equity Options	22,373,022	89,364	(48,909)	7,956,521	75,945	(47,680)

Total Non-Qualifying Hedges	24,412,275	221,639	(67,747)	8,993,105	177,207	(56,747)

Total Derivatives (1)	$24,500,740	$225,330	$(68,633)	$9,053,612	$180,707	$(57,612)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,617 million and a liability $948 million as of September 30, 2012 and December 31, 2011, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$997	$221	$14	$(1,802)

Total qualifying hedges	997	221	14	(1,802)

Non-qualifying hedges
Interest Rate	(3,659)	—	—	—
Currency	(176)	—	—	—
Currency/Interest Rate	(1,014)	—	1	—
Credit	(77)	—	—	—
Equity	(31,204)	-	-	-
Embedded Derivatives	(105,019)	—	—	—

Total non-qualifying hedges	(141,149)	—	1	—

Total	$(140,152)	$221	$15	$(1,802)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$1,001	$492	$67	$76

Total qualifying hedges	1,001	492	67	76

Non-qualifying hedges
Interest Rate	24,602	—	—	—
Currency	(161)	—	—	—
Currency/Interest Rate	(216)	—	23	—
Credit	(644)	—	—	—
Equity	(61,222)	—	—	—
Embedded Derivatives	(117,731)	—	—	—

Total non-qualifying hedges	(155,372)	—	23	—

Total	$(154,371)	$492	$90	$76

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

	Three Months Ended September 30, 2011
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$44	$39	$3,663

Total qualifying hedges	—	44	39	3,663

Non-qualifying hedges
Interest Rate	70,919	—	—	—
Currency	661	—	—	—
Currency/Interest Rate	3,901	—	—	—
Credit	912	—	—	—
Equity	16,497	—	—	—
Embedded Derivatives	109,257	—	—	—

Total non-qualifying hedges	202,147	—	—	—

Total	$202,147	$44	$39	$3,663

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2011
	Realized Investment Gains/ (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Qualifying Hedges
Cash flow hedges
Currency/Interest Rate	$—	$184	$(57)	$1,055

Total qualifying hedges	—	184	(57)	1,055

Non-qualifying hedges
Interest Rate	81,333	—	—	—
Currency	259	—	—	—
Currency/Interest Rate	1,408	—	—	—
Credit	747	—	—	—
Equity	13,244	—	—	—
Embedded Derivatives	127,311	—	—	—

Total non-qualifying hedges	224,302	—	—	—

Total	$224,302	$184	$(57)	$1,055

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and nine months ended September 30, 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2011	$2,523
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2012	1,635
Amount reclassified into current period earnings	(1,559)

Balance, September 30, 2012	$2,599

As of September 30, 2012 the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 14 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

Credit Derivatives Written

The Company wrote credit derivatives under which the Company was obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, was $0 million and $58 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $0 million, at September 30, 2012 and December 31, 2011, respectively. These credit derivatives generally had maturities of less than 5 years and consisted of corporate securities within the finance industry. At December 31, 2011, the underlying credits had an NAIC designation rating of 1.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair value are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these interests was $63 million and $85 million at September 30, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $24 million and $35 million at September 30, 2012 and December 31, 2011, respectively.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2012 and December 31, 2011, the Company had $14 million and $15 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million, respectively.

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

6. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $39 million of commercial loans as of September 30, 2012. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $50 million as of September 30, 2012.

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

The company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of September 30, 2012, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

In January 2012, a qui tam action on behalf of the State of Illinois, Total Asset Recovery Services v. Met Life Inc, et al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Illinois in violation of the Illinois False Claims Whistleblower Reward and Protection Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In April, 2012, the Company filed a motion to dismiss the complaint. In September 2012, the complaint was withdrawn without prejudice.

In October 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit, State of West Virginia ex. Rel. John D. Perdue v. PRUCO Life Insurance Company, in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of Prudential Insurance to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount.

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

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

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

7. REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Insurance, Prudential Life Insurance Company of Taiwan Inc., or “Prudential of Taiwan”, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Prudential Arizona Reinsurance Universal Company, or “PAR U”, Pruco Re, Prudential Arizona Reinsurance III Company, or “PAR III”, and Prudential Arizona Reinsurance Term Company, or “PAR TERM”, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Premiums	$303,993	$284,368	$882,716	$836,290
Reinsurance ceded	(286,915)	(268,239)	(834,378)	(786,604)

Premiums	$17,078	$16,129	$48,338	$49,686

Direct policy charges and fees	$615,502	$320,361	$1,501,680	$1,046,372
Reinsurance ceded	(182,585)	(75,542)	(396,777)	(225,385)

Policy charges and fees	$432,917	$244,819	$1,104,903	$820,987

Policyholders’ benefits ceded	$171,917	$198,156	$625,630	$567,112
Realized capital gains (losses) net, associated with derivatives	$292,455	$1,600,752	$252,027	$1,354,597

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

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Domestic life insurance-affiliated	$4,407,120	$3,876,626
Domestic individual annuities-affiliated	1,451,839	869,159
Domestic life insurance-unaffiliated	5,484	(658)
Taiwan life insurance-affiliated	1,084,165	983,989

	$6,948,608	$5,729,116

Substantially all reinsurance contracts are with affiliates as of September 30, 2012 and December 31, 2011. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of September 30, 2012 and 2011 were as follows:

	September 30, 2012	September 30, 2011
	(in thousands)
Gross life insurance face amount in force	$599,133,554	$561,997,354
Reinsurance ceded	(543,199,086)	(510,779,360)

Net life insurance face amount in force	$55,934,468	$51,217,994

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the third quarter of 2012 and 2011, and less than $1 million for the nine months ended September 30, 2012 and 2011. The expense charged to the Company for the deferred compensation program was $2 million and $1 million for the third quarter of 2012 and 2011, respectively, and $5 million and $5 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $4 million and $5 million for the third quarter of 2012 and 2011, respectively, and $13 million and $13 million for the nine months ended September 30, 2012 and 2011, respectively.

Prudential Insurance sponsors voluntary savings plans for its employees (401(k) plans). The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million in the third quarter of 2012 and 2011, and $6 million for the nine months ended September 30, 2012 and 2011.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,332 million at September 30, 2012 and $2,134 million at December 31, 2011. Fees related to these COLI policies were $9 million and $8 million for the third quarter of 2012 and 2011, respectively, and $26 million and $24 million for the first nine months of 2012 and 2011, respectively. The Company retains the majority of the mortality risk associated with these COLI policies.

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

Effective July 1, 2011, the agreement between the Company and UPARC to reinsure its universal protector policies having no-lapse guarantees was amended for policies with effective dates prior to January 1, 2011. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies. Policies with effective dates January 1, 2011 or later are reinsured with UPARC under the terms described in the previous paragraph. The settlement of the recapture premium occurred on October 31, 2011. As a result, the recapture premium was treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. This adjustment was equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from an asset portfolio within UPARC. The Company is not relieved of its primary obligation to the policyholder as a result of these reinsurance transactions. The affiliated asset transfers which occurred in settlement of the recapture premium are described below under “Affiliated Asset Transfers.”

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Reinsurance recoverables	$26,311	$21,474
Other liabilities (reinsurance payables)	5,017	4,247

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Policy charges and fee income	$(8,868)	$27,267	$(27,136)	(13,894)
Policyholders’ benefits	6,198	(24,985)	19,366	8,743
Realized investment gains (losses) net	(5,099)	350,593	(12,137)	343,292

PAR U

Effective July 1, 2011, the Company, excluding its subsidiaries, entered into an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 70% of all the risks associated with its universal protector policies having no lapse guarantees as well as its universal plus policies, with effective dates prior to January 1, 2011. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement. Under this agreement, an initial reinsurance premium of $2,447 million less a ceding allowance of $1,439 million, was paid to PAR U. Consideration for the amount due to PAR U was transferred on October 31, 2011 and was treated as if settled on the effective date of the coinsurance agreement. The time elapsed between the effective date and the settlement date resulted in a derivative equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from both an asset portfolio within the Company, as well as an asset portfolio within UPARC. The affiliated asset transfers which occurred in settlement of the initial reinsurance premium are described below under “Affiliated Asset Transfers.”

Effective July 1, 2012, the Company’s wholly owned subsidiary, PLNJ, entered into an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 95% of all the risks associated with its universal protector and universal plus policies. PLNJ is not relieved of its primary obligation to the policyholder as a result of this agreement. Under this agreement, an initial reinsurance premium of $359 million less a ceding allowance of $194 million, was paid to PAR U. Consideration for the amount due to PAR U was transferred on September 28, 2012 and was treated as if settled on the effective date of the coinsurance agreement. The time elapsed between the effective date and the settlement date resulted in a derivative equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity and commercial mortgage securities from an asset portfolio within the PLNJ. The affiliated asset transfers which occurred in settlement of the initial reinsurance premium are described under “Affiliated Asset Transfers.”

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Reinsurance recoverables	$1,561,160	$1,356,705
Policy loans	(54,192)	(36,556)
Deferred policy acquisition costs	(16,091)	(127,726)
Other liabilities (reinsurance payables) (1)	168,608	153,688

(1)	Includes the unamortized portion of the deferred gain arising from the coinsurance agreement between the Company, excluding its subsidiaries, and PAR U of $109 million and $132 million as of September 30, 2012 and December 31, 2011, respectively and the unamortized portion of the deferred gain arising from the coinsurance agreement between the Company’s wholly owned subsidiary, PLNJ, and PAR U of $22 million as of September 30, 2012.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Policy charges and fee income	$(123,630)	$(57,369)	$(214,709)	$(57,369)
Net investment income	(378)	(239)	(956)	(239)
Other income	15,853	—	23,883	—
Interest credited to policyholders’ account balance	13,906	11,747	37,479	11,747
Policyholders’ benefits	34,173	44,212	79,435	44,212
Reinsurance expense allowances, net of capitalization and amortization	76,865	8,558	101,946	8,558

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, exclusive of My Term, Return of Premium Term Life, or “ROP Term Life”, issued through its life insurance subsidiary, and those reinsured by PAR III (see below) through an automatic coinsurance agreement with PARCC. Effective July 1, 2012, the agreement between the Company, excluding its subsidiaries, and PARCC was amended to include reinsurance of 90% of the risk under its ROP term life insurance policies with effective dates in 2009 which were previously reinsured with PAR III, as discussed below. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Reinsurance recoverables	$2,222,056	$2,063,795
Deferred policy acquisition costs	(600,243)	(624,214)
Other liabilities (reinsurance payables)	54,525	55,106

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Premiums	$(172,820)	$(183,587)	$(517,430)	$(549,491)
Policyholders’ benefits	128,778	144,842	457,087	477,812
Reinsurance expense allowances, net of capitalization and amortization	30,834	37,032	101,024	106,040

PAR TERM

The Company reinsures 95% of the risk under its term life insurance policies with effective dates on or after January 1, 2010, exclusive of My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Reinsurance recoverables	$418,784	$247,799
Deferred policy acquisition costs	(443,046)	(307,529)
Other liabilities (reinsurance payables)	30,433	24,428

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Premiums	$(95,372)	$(62,694)	$(273,433)	$(171,764)
Policyholders’ benefits	73,901	45,651	223,539	120,296
Reinsurance expense allowances, net of capitalization and amortization	20,063	13,451	54,986	30,181

PAR III

Through June 30, 2012 the Company, excluding its subsidiaries, reinsured 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. Effective July 1, 2012, business reinsured under this automatic coinsurance agreement was recaptured and subsequently reinsured with PARCC, as discussed above.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Reinsurance recoverables	$—	$7,510
Deferred policy acquisition costs	—	(4,165)
Other liabilities (reinsurance payables)	—	247

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Premiums	$3,064	$(873)	$1,622	$(2,378)
Policyholders’ benefits	(7,147)	582	(5,804)	1,687
Reinsurance expense allowances, net of capitalization and amortization	4,091	274	4,579	705

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2011, the Company recaptured a portion of this reinsurance agreement related to its universal policies having effective dates prior to January 1, 2011. The Company now reinsures these risks with PAR U as discussed above. Effective July 1, 2012 the Company’s wholly owned subsidiary, PLNJ, recaptured a portion of this agreement related to its universal life policies and now reinsures these risks with PAR U as discussed above. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Reinsurance recoverables	$172,411	$172,542
Other liabilities (reinsurance payables)	17,536	21,266

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Premiums	$(4,001)	$(3,557)	$(11,028)	$(10,214)
Policy charges and fee income	(47,393)	(43,057)	(152,169)	(151,711)
Policyholders’ benefits	46,650	57,020	174,947	170,364

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Reinsurance recoverables	$6,398	$6,800

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) in the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Policyholders’ benefits	$337	$361	$1,026	$1,093

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

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Pruco Reinsurance
Effective August 20, 2012
Highest Daily Lifetime Income 2.0 (“HDI2.0”)	—	—	—	—
Spousal Highest Daily Lifetime Income 2.0 (“SHDI2.0”)	—	—	—	—
Effective January 24, 2011
Highest Daily Lifetime Income (“HDI”) (1)	$34,200	$7,248	$81,370	$9,582
Spousal Highest Daily Lifetime Income (“SHDI”) (1)	13,920	2,936	32,828	3,862
Effective beginning August 24, 2009
Highest Daily Lifetime 6 Plus (“HD6+”) (1)	34,463	29,561	102,226	81,936
Spousal Highest Daily Lifetime 6 Plus (“SHD6+”) (1)	16,411	14,194	48,620	38,815
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7+”)	4,607	4,249	13,545	12,672
Spousal Highest Daily Lifetime 7 Plus (“SHD7+”)	2,477	2,248	7,255	6,653
Effective January 28, 2008
Highest Daily Lifetime 7 (“HD7”)	2,865	2,771	8,536	8,221
Spousal Highest Daily Lifetime 7 (“SHD7”)	702	670	2,086	1,984
Effective March 15, 2010
Guaranteed Return Option Plus II (“GRO+ II”)	962	952	2,867	2,670
Effective January 28, 2008
Highest Daily Guaranteed Return Option (“ HD GRO”)	154	153	464	457
Highest Daily Guaranteed Return Option II (“HD GRO II” )	782	758	2,326	2,145
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	1,115	1,160	3,372	3,550
Spousal Lifetime Five (“SLT5”)	577	588	1,743	1,834
Effective Since 2005
Lifetime Five (“LT5”) (2)	3,696	3,779	11,183	11,841

Total Pruco Reinsurance	$116,931	$71,267	$318,421	$186,222

(1)	Effective October 1, 2011, PLNJ entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of this rider.
(2)	Effective August 1, 2007, the Company amended this coinsurance agreement to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1,452 million and $869 million as of September 30, 2012 and December 31, 2011, respectively. Realized gains (losses) ceded were $298 million and $1,312 million for the third quarter of 2012 and 2011, respectively; and $264 million and $1,073 million for the first nine months of 2012 and 2011, respectively. Changes in realized gains (losses) for the third quarter of 2012 and 2011 were primarily due to changes in market conditions in the period. The asset is reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

Taiwan branch reinsurance agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with its Taiwan branch, including its Taiwan insurance book of business, to an affiliate, Prudential of Taiwan.

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

Affiliated premiums ceded from the Taiwan coinsurance agreement were $17 million and $18 million for the third quarter of 2012 and 2011, respectively; and $51 million and $53 million for the first nine months of 2012 and 2011, respectively. Affiliated benefits ceded were $6 million and $5 million in the third quarter of 2012 and 2011, respectively, and $19 million and $16 million for the first nine months of 2012 and 2011, respectively.

Reinsurance recoverables related to the Taiwan coinsurance agreement were $1,084 million and $984 million at September 30, 2012 and December 31, 2011, respectively.

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

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $59 million and $41 million for the three months ended September 30, 2012 and 2011, respectively, and $161 million and $110 million for the nine months ended September 30, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $3 million for both the three months ended September 30, 2012 and 2011, and $8 million and $8 million for the nine months ended September 30, 2012 and 2011, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In December 2011, the Company sold commercial loans to its parent company, Prudential Insurance. These loans had an amortized cost of $19 million and a fair market value of $21 million. The difference between amortized cost and fair market value was accounted for as an increase of $1 million to additional paid-in capital, net of taxes in 2011.

In December 2011, the Company sold fixed maturity securities to PARCC, an affiliated company. These securities had an amortized cost of $36 million and a fair market value of $38 million. The net difference between amortized cost and fair value was $2 million and was accounted for as a realized investment gain on the Company’s financial statements.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

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

In September 2012, the Company’s wholly owned subsidiary, PLNJ, transferred fixed maturity securities and commercial mortgage loans to PAR U, an affiliated company, as consideration for the coinsurance agreement with this affiliate. These investments had an amortized cost of $142 million and a fair market value of $156 million. The net difference between amortized cost and the fair value was $14 million and was recorded as a realized investment gain on the Company’s financial statements. The time elapsed between the effective date and the settlement date of the coinsurance agreement with PAR U resulted in a derivative loss of $5 million reflecting changes in market values of the consideration from the effective date through settlement date.

In September 2012, the Company’s wholly owned subsidiary, PLNJ, transferred fixed maturity securities to its ultimate parent company, Prudential Financial, Inc. These securities had an amortized cost of $41 million and a fair market value of $46 million. The difference between amortized cost and fair market was accounted for as an increase of $3 million to additional paid-in capital, net of taxes in 2012.

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of September 30, 2012, the Company had $276 million of short-term debt outstanding, including $114 million with Prudential Financial, $83 million with Prudential Funding LLC, and $79 million with Washington Street Investment. As of December 31, 2011, the Company had $129 million of short-term debt outstanding, including $114 million with Prudential Financial and $15 million with Prudential Funding, LLC. Total interest expense on short-term affiliated debt to the Company was $0.3 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively.

On December 20, 2010, the Company borrowed $650 million from Prudential Insurance. This loan has a fixed interest rate of 3.47% and matures on December 21, 2015. Total interest expense on this affiliated long-term debt was $5.6 million for both the three months ended September 30, 2012 and 2011, respectively, and $16.9 million for both the nine months ended September 30, 2012 and 2011, respectively.

On November 15, 2010, the Company borrowed $245 million from Prudential Financial. This loan has a fixed interest rate of 3.01% and matures on November 13, 2015. On December 15, 2011, the Company repaid $179 million to Prudential Financial as a partial repayment for the $245 million borrowing. The outstanding principal related to this loan was $66 million at September 30, 2012. Total interest expense on this affiliated long-term debt was $0.5 million and $1.8 million for the three months ended September 30, 2012 and 2011 respectively and $1.5 million and $5.5 million for the nine months ended September 30, 2012 and 2011, respectively.

On June 20, 2011, the Company entered into a series of five $50 million borrowings with Prudential Financial, totaling $250 million. The loans have fixed interest rates ranging from 1.08% to 3.17% and maturity dates staggered one year apart, from June 19, 2012 to June 19, 2016. On June 19, 2012 one of these borrowings became current and is now classified as short-term debt on The Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2012. On June 19, 2012 another of these borrowings was repaid in the amount of $50 million. Total interest expense on this affiliated long-term debt was $1.0 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and $4.0 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.

On December 15, 2011, the Company entered into a series of five $53 million borrowings and on December 16, 2011 five $11 million borrowings with Prudential Financial, totaling $320 million. The loans have fixed interest rates ranging from 2.08% to 3.61% and maturity dates staggered one year apart, from December 16, 2012 to December 16, 2016. On December 17, 2011 one of the $53 million borrowings became current and is now classified as short-term debt on The Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2012. Total interest expense on this affiliated long-term debt was $2.3 million and $7.0 million for the three and nine months ended September 30, 2012, respectively.

On June 20, 2012, the Company entered into a series of four $79 million borrowings with Washington Street Investment, totaling $316 million. The loans have fixed interest rates ranging from 2.06% to 3.02% and maturity dates staggered one year apart, from June 15, 2014 to June 15, 2017. Total interest expense on this affiliated long-term debt was $2.0 million and $2.3 million for the three and nine months ended September 30, 2012.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with external counterparties.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2012, compared with December 31, 2011, and its consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, the statements under “Forward-Looking Statements” and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2011, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Products

Individual Annuities

The Company offers a wide array of annuities, including variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), which may also include (1) fixed interest rate allocation options, subject to a market value adjustment, and registered with the SEC, and (2) fixed rate allocation options not subject to a market value adjustment and not registered with the SEC. The Company also offers fixed annuitization options during the payout phase of its variable annuities. Effective September 2012 the Company announced the suspension of additional customer deposits for variable annuities with certain older optional living benefit riders.

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

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, timing of annuitization and withdrawals, contract lapses and contractholder mortality. The return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. As part of our risk management strategy we hedge or limit our exposure to certain of these risks primarily through a combination of product design elements, such as an asset transfer feature, externally purchased hedging instruments and affiliated reinsurance arrangements with Pruco Re. Our returns can also vary by contract based on our risk management strategy, including the impact of any capital markets movements that we may hedge in Pruco Re, the impact on that portion of our variable annuity contracts that benefit from the asset transfer feature and the impact of risks we have deemed suitable to retain and the impact of risks that are not able to be hedged.

As of September 30, 2012, approximately $54.1 billion or 87% of total variable annuity account values contain a living benefit feature, compared to approximately $44.0 billion or 86% as of December 31, 2011. As of September 30, 2012, approximately $49.7 billion or 92% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $39.6 billion or 90% as of December 31, 2011. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate account. The asset transfer feature associated with currently-sold benefit features transfers assets between certain variable investments selected by the

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

annuity contractholder and a designated bond portfolio within the separate account. The transfers occur at the contractholder level. The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including the impact of investment performance on the contractholders’ total account value. In general, negative investment performance may result in transfers to either a fixed rate account in the general account or a bond portfolio within the separate account, and positive investment performance may result in transfers to contractholder-selected variable investments. Overall, the asset transfer feature helps to mitigate our exposure to equity market risk and market volatility. Beginning in 2009, our offerings of optional living benefit features associated with currently-sold variable annuity products all include an asset transfer feature, and in 2009 we discontinued any new sales of optional living benefit features without an asset transfer feature. Other product design elements we utilize for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through hedging programs and affiliated reinsurance agreements. Primarily in the reinsurance affiliate, derivatives are purchased that replicate the net change in a hedging target, discussed further below. The hedging program uses a range of exchange-traded and over the counter equity and interest rate derivatives. The instruments include, but are not limited to: interest rate swaps, swaptions, floors and caps as well as equity options, total return swaps and equity futures to hedge certain capital market risks present in the hedge target. In addition to mitigating risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, payment of such claims are not expected to begin until some point in the future.

Under U.S. GAAP the liability for the optional living benefit features is accounted for as an embedded derivative and recorded at fair value. The fair value is calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the feature using option pricing techniques. See Note 4 to the Unaudited Interim Consolidated Financial Statements for additional information regarding the methodology and assumptions used in calculating the fair value under U.S. GAAP.

As noted above, the hedge program, primarily in the reinsurance affiliate, utilizes a hedge target that is grounded in a U.S. GAAP/capital markets valuation framework, with three notable modifications.

•         The impact of the market’s perception of non-performance risk (“NPR”) is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

•         A credit spread is added to the risk-free rate of return assumption used under U.S. GAAP to estimate future growth of bond investments in the customer separate account funds to better replicate the projected returns within those funds.

•         The equity volatility assumption is adjusted to remove certain risk margins required under U.S. GAAP valuation which are used in the projection of customer account values, as we believe the impact driven by these margins can be temporary and does not reflect the true economic value.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 63% of our net individual life insurance in force at September 30, 2012, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 25% of our net individual life insurance in force at September 30, 2012. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In a portion of the affluent market, we offer a private placement variable universal life product, which also utilizes investment options

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 12% of our net individual life insurance in force at September 30, 2012. Universal life insurance products may feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. They may feature an equity index crediting rate subject to certain minimum and maximum rates. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

In the first quarter of 2012, we revised the treatment of the results of the living benefits hedging program in our best estimate of total gross profits used to calculate the amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) associated with certain of our variable annuity contracts. In 2011, we included the difference between the change in the fair value of the hedge positions and the change in the fair value of the hedge target liability, primarily in the reinsurance affiliate, in our best estimate of gross profits used to determine amortization rates only to the extent this net amount was determined by management to be other-than-temporary. Beginning with the first quarter of 2012, we are including these impacts in our best estimate of total gross profits used for determining amortization rates each quarter without regard to the permanence of the changes.

Additionally, in the third quarter of each year, we perform an annual comprehensive review and update of the assumptions used in estimating gross profits for future periods. The near-term future rate of return assumptions used in evaluating DAC and DSI for our variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider the actual historical economic returns over a period of time and initially adjust future projected returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2012, our variable annuities business utilizes distinct rates of return for equity and fixed income investments. Assumptions for this business reflect an 8.0% long-term equity expected rate of return and a near-term mean reversion equity rate of return of 8.5%. As of September 30, 2012, all contract groups within our variable annuities business utilized these rates, as the near-term mean reversion equity rate of return was less than our 13% maximum. Fixed income expected rates of return include a risk free return plus a credit spread and consider the duration and credit profile of the respective bond and money market funds. Fixed income returns reflect a grading from current rates up to long term rates over a ten year period. The weighted average fixed income expected rate of return after the ten year grading period is 5.5%.

As of September 30, 2012, our variable life insurance business utilizes blended rates of return, which are based on a long-term expected distribution of funds between equity and fixed income funds. Assumptions for this business reflect a long-term blended expected rate of return of 6.2%, which includes an 8.1% long-term equity expected rate of return and a 4.4% fixed income expected rate of return. The 4.4% fixed income expected rate of return is a levelized rate, which blends current rates and long-term expected returns. Assumptions also reflect a near-term mean reversion blended rate of return of 5.0%. As of September 30, 2012, all contract groups within our variable life insurance business utilize these rates, as the near-term blended expected equity rate of return was less than our 13% maximum.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods.

Additional information regarding the critical accounting estimates listed above may also be found in our Annual Report on Form 10-K for the year ended December 31, 2011, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Changes in Financial Position

September 30, 2012 versus December 31, 2011

Total assets increased $21,454 million, from $76,251 million at December 31, 2011 to $97,705 million at September 30, 2012.

Separate account assets increased $18,871 million, from $58,157 million at December 31, 2011 to $77,028 million at September 30, 2012, primarily driven by positive individual annuity net flows from new business sales and market appreciation.

Reinsurance recoverables increased $1,220 million from $5,729 million at December 31, 2011 to $6,948 million at September 30, 2012. The increase in reinsurance recoverables was primarily driven by an increase in the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefit embedded derivatives, primarily resulting from an increase in the present value of future expected benefit payments driven by lower interest rates and tightening of our NPR spreads. Also contributing to the increase were higher term reserves and universal life policyholders’ account balances ceded under affiliated reinsurance agreements primarily due to business growth. See Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

Deferred policy acquisition costs increased $780 million from $2,546 million at December 31, 2011 to $3,326 million at September 30, 2012. The increase is primarily driven by the capitalization of commissions related to variable annuity sales.

Total investments increased $592 million from $8,587 million at December 31, 2011 to $9,179 million at September 30, 2012. The increase in total investments was primarily driven by continued universal life sales and in force growth.

Total liabilities increased $20,981 million, from $73,456 million at December 31, 2011 to $94,437 million at September 30, 2012.

Separate account liabilities increased $18,871 million, offsetting the increase in separate account assets described above.

Future policy benefits and other policyholder liabilities increased $1,405 million, from $5,294 million at December 31, 2011 to $6,699 million at September 30, 2012, primarily driven by the mark-to-market increases to the liability for living benefit embedded derivatives, as described above. Also contributing to the increase was an increase in reserves supporting term business arising from business growth.

Policyholder account balances increased $451 million, from $7,812 million at December 31, 2011 to $8,263 million at September 30, 2012, primarily driven by continued universal life sales and in force growth.

Short-term and long-term debt to affiliates increased by $413 million, from $1,301 million at December 31, 2011 to $1,714 million at September 30, 2012, primarily driven by increased borrowings to fund new business commissions resulting from annuity sales.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Results of Operations

Three Months ended September 30, 2012 versus September 30, 2011

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Operating results:
Revenues:
Annuity Products	$293,749	$201,962
Life Products and Other	246,936	437,679

	$540,685	$639,641

Benefits and expenses:
Annuity Products	$(36,247)	$1,262,203
Life Products and Other	218,065	109,587

	$181,818	$1,371,790

Income (loss) from Operations before Income Taxes
Annuity Products	$329,996	$(1,060,241)
Life Products and Other	28,871	328,092

	$358,867	$(732,149)

Annuity Products

Income (Loss) from Operations before Income Taxes

2012 to 2011 Three Month Comparison. Income (loss) from operations before income taxes increased $1,390 million from a loss of $1,060 million in the third quarter of 2011 to income of $330 million in the third quarter of 2012. The increase was primarily driven by lower amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the increase was a net favorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the annual review and update of assumptions, and are discussed in more detail below.

Excluding the items discussed above, income (loss) from operations before income taxes increased compared to the third quarter of 2011 primarily driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts due to positive net flows from new business sales as well as market appreciation. The primary driver offsetting this increase was higher general and administrative expenses, net of capitalization, primarily due to higher costs associated with business expansion.

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

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $1,140 million of lower amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, and differences between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. The favorable variance from DAC and DSI amortization was driven by NPR losses in the reinsurance affiliate in the third quarter of 2012, which resulted in amortization benefits, compared to NPR gains in third quarter of 2011 which resulted in amortization expense. Negative NPR adjustments in the reinsurance affiliate in 2012 were primarily driven by tightening of NPR spreads. NPR gains in the reinsurance affiliate in the third quarter of 2011 were primarily driven by a higher base of embedded derivative liabilities before NPR due to declines in interest rates and equity markets.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

As shown in the following table, the income from operations before income taxes for the third quarter of 2012 included $66 million of net benefits from adjustments to the amortization of DAC and DSI and the reserves for the GMDB and GMIB features of our variable annuity products, compared to $186 million of net charges included in the third quarter of 2011.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$5,515	$13,209	$18,724	$(61,922)	$(94,980)	$(156,902)
Annual review / assumption updates	80,449	(139,611)	(59,162)	(16,215)	13,541	(2,674)
Quarterly adjustment for current period experience and other updates (3)	105,361	1,012	106,373	(23,644)	(2,607)	(26,251)

Total	$191,325	$(125,390)	$65,935	$(101,781)	$(84,046)	$(185,827)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

The $19 million of benefits and $157 million of charges in the third quarter of 2012 and 2011, respectively, shown in the table above, respectively, were primarily driven by the impact of market performance on customer accounts relative to our assumptions. Actual returns were higher than expected in the third quarter of 2012, which drove positive cumulative impacts to both the amortization of DAC and DSI and the reserves for the GMDB and GMIB features of our variable annuity contracts. Actual returns were lower than expected in the third quarter of 2011, which drove negative cumulative impacts for these items.

The $59 million and $3 million of net charges in the third quarter of 2012 and 2011 respectively relate to the annual review and update of assumptions, and reflect the impact of industry studies and our actual experience. The $59 million net charge in the third quarter of 2012 was driven by the impacts of updates to our economic assumptions, primarily reflecting reductions to our long-term interest and equity rate of return assumptions, partially offset by updates to actuarial assumptions and other refinements. The third quarter of 2011 included net charges of $3 million from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption, partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value.

The $106 million of benefits and $26 million of charges in the third quarter of 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The favorable variance related to the amortization of DAC and DSI was primarily driven by differences in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to differences in market conditions. For additional information regarding the net hedging impacts that are included in our best estimate of gross profits used to set amortization rates, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

In addition to the current period impacts reflected in the table above, the changes to the estimated profitability of our business will also drive changes in our GMDB and GMIB reserves and the amortization of DAC and DSI in future periods.

For weighted average rate of return assumptions as of September 30, 2012, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.” For additional information on our policy for amortizing DAC and DSI, and for estimating future expected claims costs associated with the GMDB and GMIB features of our variable annuity products, see our Annual Report on Form 10-K for the year ended December 31, 2011, under “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Revenues

2012 to 2011 Three Month Comparison. Revenues increased $91 million from $202 million in the third quarter of 2011 to $293 million in the third quarter of 2012.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $86 million from $205 million in the third quarter of 2011 to $291 million in the third quarter of 2012. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales as well as market appreciation.

Asset administration fees increased by $21 million from $51 million in the third quarter of 2011 to $72 million in the third quarter of 2012, primarily due to higher average separate account asset balances, as discussed above.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Partially offsetting these increases was a decrease in net realized investment gains (losses) of $16 million from a loss of $95 million in the third quarter of 2011, to a loss of $111 million in the third quarter of 2012, primarily driven by an unfavorable variance in the mark-to market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges.

Benefits and Expenses

2012 to 2011 Three Month Comparison. Benefits and expenses decreased $1,298 million from an expense of $1,262 million in the third quarter of 2011 to a benefit of $36 million in the third quarter of 2012.

Amortization of DAC decreased by $1,082 million, from an expense of $773 million in the third quarter of 2012 to a benefit of $309 million in the third quarter of 2012 primarily due to lower DAC amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly and annual adjustments to reflect current period experience and market performance, as well as the annual review and update of assumptions, as discussed above.

Interest credited to policyholders’ account balances decreased $314 million, from an expense of $291 million in the third quarter of 2011 to a benefit of $53 million in the third quarter of 2012, due to lower DSI amortization primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as the annual review and update of assumptions, as discussed above.

Partially offsetting these decreases was an increase in general and administrative expenses, net of capitalization, by $47 million, from $118 million in the third quarter of 2011 to $165 million in the third quarter of 2012. The increase is primarily due to higher costs to support business expansion and higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Policyholders benefits, including changes in reserves, increased $46 million, from $102 million in the third quarter of 2011 to $148 million in the third quarter of 2012, primarily due to the adjustments to the GMDB and GMIB reserves related to the impact of our quarterly adjustments to reflect current period experience and market performance, as well as the annual review and update of assumptions, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2012 to 2011 Three month Comparison. Income from operations before income taxes decreased $299 million from $328 million in the third quarter of 2011 to $29 million in the third quarter of 2012. The decrease includes $8 million and $3 million of net charges in the third quarter of 2012 and 2011, respectively, reflecting the impact of certain changes in our estimated profitability of the business resulting from our annual review and update of economic and actuarial assumptions. This annual review covers assumptions used in our estimate of total gross profits which forms the basis for amortizing DAC, unearned revenue reserves (“URR”), and the deferred gain arising from the coinsurance agreement between the Company and PAR U, as well as establishing the reserve for the GMDB feature in certain contracts. The $8 million net charge in the third quarter of 2012 primarily reflects reductions to our long-term interest rate and equity return assumptions, which resulted in adjustments increasing the amortization of DAC and URR, the reserves for the GMDB features in certain contracts, and the amortization of the deferred gain arising from the coinsurance agreement between the Company, excluding its subsidiaries, and PAR U. The $3 million net charge in the third quarter of 2011 primarily reflects more favorable lapse and mortality experience which resulted in adjustments increasing the reserves for the GMDB features in certain contracts and reducing both the amortization of DAC and URR.

Absent the effect of these items, income from operations before income taxes decreased $294 million driven by a $312 million decline in net realized investment gains including a $352 million gain realized on a portion of an embedded derivative recaptured upon modification of the reinsurance agreement of no-lapse guarantees with UPARC in the third quarter of 2011, including $39 million arising from the settlement of this recapture, and an $18 million realized loss in the third quarter of 2012 related to derivatives that are part of the Company’s Capital Protection Framework including a $10 million decline in the market value and an $8 million increase in amortization of costs of these derivatives (see the Liquidity and Capital Resources section for additional information). These decreases were partially offset by a $61 million realized loss in the third quarter of 2011 related to the embedded derivative arising from the settlement of the coinsurance premium payable as part of the coinsurance agreement between the Company, excluding its subsidiaries, and PAR U (see Note 8 to the Consolidated Financial Statements for more information). The decline in realized gains was partially offset by the impact of continued universal life and term business growth and a decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance. In addition, the impact of variable life in force run-off also contributed to the decrease.

Revenues

2012 to 2011 Three month Comparison. Revenues decreased $191 million, from $438 million in the third quarter of 2011 to $247 million in the third quarter of 2012.

Net realized investment gains decreased $312 million, from realized gains of $301 million in the third quarter of 2011 to realized losses of $11 million in the third quarter of 2012. The decrease is primarily driven by a $352 million gain realized on a portion of an embedded derivative recaptured upon modification of the reinsurance agreement of no-lapse guarantees with UPARC in the third quarter of 2011, including $39 million arising from the settlement of this recapture, and an $18 million realized loss in the third quarter of 2012 related to derivatives that are part of the Company’s Capital Protection Framework including a $10 million decline in the market value and an $8 million increase in amortization of costs of

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

these derivatives (see the Liquidity and Capital Resources section for additional information). These decreases were partially offset by a $61 million realized loss in the third quarter of 2011 related to the embedded derivative arising from the settlement of the coinsurance premium payable as part of the coinsurance agreement between the Company, excluding its subsidiaries, and PAR U (see Note 8 to the Consolidated Financial Statements for more information).

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $102 million from $40 million in the third quarter of 2011 to $142 million in the third quarter of 2012, including a $128 million increase in amortization of unearned revenue reserves due to the annual reviews of assumptions. Excluding this item, policy charges and fee income decreased $26 million driven by the impact of variable life in force run-off and a decrease in the amortization of unearned revenue reserves due to changes in our estimates of total gross profits reflecting the impact of favorable market conditions on separate account fund performance in the third quarter of 2012 compared to the impact of unfavorable market conditions in the third quarter of 2011. The third quarter of 2012 coinsurance agreement between PLNJ and PAR U, which resulted in an increase in ceded policy charge income to PAR U, also contributed to the decline (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information). These decreases were partially offset by an increase in policy charges and fee income arising from continued universal life business growth.

Asset management fees and other revenue increased $17 million, from $14 million in the third quarter of 2011 to $31 million in the third quarter of 2012, including a $9 million increase in amortization of the deferred gain arising from the agreement between the Company, excluding its subsidiaries, and PAR U in the third quarter of 2011 due to the annual review of assumptions. Excluding this item, asset management fees and other revenue increased $8 million including ongoing amortization of the deferred gain arising from the third quarter 2011 coinsurance agreement between the Company, excluding its subsidiaries, and PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information).

Benefits and Expenses

2012 to 2011 Three month Comparison. Total benefits and expenses increased $108 million, from $110 million in the third quarter of 2011 to $218 million in the third quarter of 2012.

Amortization of deferred policy acquisition costs of $89 million in the third quarter of 2012 increased $140 million from a benefit of $51 million in the third quarter of 2011, including a $145 million increase in amortization due to the annual reviews of assumptions. Excluding this item, amortization of deferred policy acquisition costs decreased $5 million driven by a $15 million decrease in amortization due to changes in our estimates of total gross profits reflecting the impact of favorable market conditions on separate account fund performance in the third quarter of 2012 compared to the impact of unfavorable market conditions in the third quarter of 2011, partially offset by an increase in amortization of acquisition costs associated with universal life business growth.

Policyholders’ benefits, including interest credited to policyholders’ account balances, decreased $36 million, from $116 million in the third quarter of 2011 to $80 million in the third quarter of 2012, including a $2 million decrease from the impact of the annual reviews of assumptions on reserves for the guaranteed minimum death benefit feature in certain contracts. Excluding this item, policyholders’ benefits, including interest credited to policyholders’ account balances, decreased $34 million including the impact of the third quarter 2011 coinsurance agreement between the Company, excluding its subsidiaries, and PAR U and the third quarter 2012 coinsurance agreement between PLNJ and PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information), which drove a lower increase in reserves for future policy holder benefits and a decline in interest credited to policyholders’ account balances. Increases in reserves for future policy holder benefits and interest credited to policyholders’ account balances arising from continued universal life business growth were partial offsets. The decrease in policyholder’s benefits, including interest credited to policyholders’ account balances, also includes an $8 million decrease in policyholder benefits reflecting the impact of an increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders in the third quarter of 2011.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Operating results:
Revenues:
Annuity Products	$1,001,725	$755,705
Life Products and Other	598,237	856,529

	$1,599,962	$1,612,234

Benefits and expenses:
Annuity Products	$595,089	$1,752,907
Life Products and Other	500,089	467,227

	$1,095,178	$2,220,134

Income (loss) from Operations before Income Taxes
Annuity Products	$406,636	$(997,202)
Life Products and Other	98,148	389,302

	$504,784	$(607,900)

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Annuity Products

Income (Loss) from Operations before Income Taxes

2012 to 2011 Nine Month Comparison. Income from operations before income taxes increased $1,404 million from a loss of $997 million for the nine months ended September 30, 2011 to income of $407 million for the nine months ended September 30, 2012. The increase was primarily driven by lower amortization of deferred policy acquisition costs (“DAC”) and deferred sales inducements (“DSI”) primarily related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, as discussed in more detail below. Also contributing to the increase was a net favorable variance related to adjustments to the amortization of DAC and DSI, and in the reserves for the guaranteed minimum death (“GMDB”) and income benefit (“GMIB”) features of our variable annuity products. These adjustments are primarily driven by the impact on the estimated profitability of the business of quarterly adjustments to reflect current period market performance and experience, as well as the annual review and update of assumptions, and are discussed in more detail below.

Excluding the items discussed above, income (loss) from operations before income taxes increased compared to 2011, primarily driven by higher fee income, net of distribution costs, due to higher average variable annuity account values invested in separate accounts due to positive net flows from new business sales as well as market appreciation. The primary driver offsetting this increase was higher general and administrative expenses, net of capitalization, primarily due to higher costs associated with business expansion.

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

As mentioned above, included in the favorable variance from lower amortization of DAC and DSI, was $1,107 million of lower amortization related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions. This impact primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, as discussed above, and differences between the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate.

To reflect the NPR of our affiliates in the valuation of the embedded derivative liabilities, we incorporate an additional spread over LIBOR into the discount rate used in the valuation. The favorable variance from DAC and DSI amortization was driven by NPR losses in the reinsurance affiliate in 2012, which resulted in amortization benefits, compared to NPR gains in 2011 which resulted in amortization expense. Negative NPR adjustments in the reinsurance affiliate in 2012 were primarily driven by tightening of NPR spreads. NPR gains in the reinsurance affiliate in 2011 were primarily driven by a higher base of embedded derivative liabilities before NPR due to declines in interest rates and equity markets.

As shown in the following table, the income from operations before income taxes for the first nine months of 2012 included $94 million of net benefits from adjustments to the amortization of DAC and DSI and the reserves for the GMDB and GMIB features of our variable annuity products, compared to $177 million of net charges included in the first nine months of 2011.

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total	Amortization of DAC and DSI (1)	Reserves for GMDB / GMIB (2)	Total
	(in thousands)
Quarterly market performance adjustment	$9,265	$31,694	$40,959	$(63,507)	$(91,466)	$(154,973)
Annual review / assumption updates	80,449	(139,611)	(59,162)	(16,215)	13,541	(2,674)
Quarterly adjustment for current period experience and other updates (3)	114,401	(2,202)	112,199	(18,159)	(1,501)	(19,660)

Total	$204,115	$(110,119)	$93,996	$(97,881)	$(79,426)	$(177,307)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC and DSI.
(2)	Amounts reflect (charges) or benefits for reserve (increases) or decreases, respectively, related to the GMDB / GMIB, features of our variable annuity products.
(3)	Represents the impact of differences between actual gross profits for the period and the previously estimated expected gross profits for the period, as well as updates for current and future expected claims costs associated with the GMDB/GMIB features of our variable annuity products.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

The $41 million of net benefits and $155 million of net charges in the first nine months of 2012 and 2011, respectively, shown in the table above, were primarily driven by the impact of market performance on customer accounts relative to our assumptions. Actual returns were higher than expected in the third quarter of 2012, which drove positive cumulative impacts to both the amortization of DAC and DSI and the reserves for the GMDB and GMIB features of our variable annuity contracts, and actual returns were lower than expected in the third quarter of 2011, which drove negative cumulative impacts for these items.

The $59 million and $3 million of net charges in the third quarter of 2012 and 2011 respectively relate to the annual review and update of assumptions, and reflect the impact of industry studies and our actual experience. The $59 million net charge in the third quarter of 2012 was driven by the impacts of updates to our economic assumptions, primarily reflecting reductions to our long-term interest and equity rate of return assumptions, partially offset by updates to actuarial assumptions and other refinements. The third quarter of 2011 included net charges of $3 million from these annual reviews, primarily related to a reduction of the weighted average future fixed rate of return assumption, partially offset by a reduction of the assumption of the percentage of contracts with a GMIB feature that will annuitize based on the guaranteed value.

The $112 million of net benefits and $20 million of charges in 2012 and 2011, respectively, shown in the table above, reflect the quarterly adjustments for current period experience, also referred to as experience true-up adjustments. The favorable variance related to the amortization of DAC and DSI was primarily driven by differences in the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets in the reinsurance affiliate due to differences in market conditions. For additional information regarding the net hedging impacts that are included in our best estimate of gross profits used to set amortization rates, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Revenues

2012 to 2011 Nine Month Comparison. Revenues increased $246 million from $756 million in the first nine months of 2011 to $1,002 million in the first nine months of 2012.

Policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances, increased $229 million from $560 million in the first nine months of 2011 to $789 million in the first nine months of 2012. The increase was primarily driven by higher average separate account asset balances due to positive net flows from new business sales and market appreciation.

Asset administration fees increased by $56 million from $137 million in the first nine months of 2011 to $193 million in the first nine months of 2012, primarily due to higher average separate account asset balances, as discussed above.

Partially offsetting these increases was a decrease in net realized investment gains (losses) of $36 million from a loss of $71 million in the first nine months of 2011, to a loss of $107 million in the first nine months of 2012, primarily driven by an unfavorable variance in the mark-to market related to the embedded derivatives associated with our non-reinsured living benefit features and related hedges.

Benefits and Expenses

2012 to 2011 Nine Month Comparison. Benefits and expenses decreased $1,158 million from $1,753 million in the first nine months of 2011 to $595 million in the first nine months of 2012.

Amortization of DAC decreased by $1,016 million, from an expense of $898 million in the first nine months of 2011 to a benefit of $118 million in the first nine months of 2012 primarily due to lower DAC amortization due to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as the annual review and update of assumptions, as discussed above.

Interest credited to policyholders’ account balances decreased $298 million, from $339 million in the first nine months of 2011 to $41 million in the first nine months of 2012, primarily due to lower DSI amortization due to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of our quarterly adjustments to reflect current period experience and market performance, as well as the annual review and update of assumptions, as discussed above.

Partially offsetting these decreases was increased general and administrative expenses, net of capitalization, of $105 million, from $360 million in the first nine months of 2011 to $465 million in the first nine months of 2012. The increase is primarily due to higher costs associated with business expansion and higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Policyholders benefits, including changes in reserves, increased $43 million, from $132 million in the third quarter of 2011 to $175 million in the third quarter of 2012, primarily due to the adjustments to the GMDB and GMIB reserves related to the impact of our quarterly adjustments to reflect current period experience and market performance, as well as the annual review and update of assumptions, as discussed above.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Life Products and Other

Income from Operations before Income Taxes

2012 to 2011 Nine month Comparison. Income from operations before income taxes decreased $291 million from $389 million in the first nine months of 2011 to $98 million in the first nine months of 2012. The decrease includes $8 million and $3 million of net charges in the third quarter of 2012 and 2011, respectively, reflecting the impact of certain changes in our estimated profitability of the business resulting from our annual review and update of economic and actuarial assumptions. This annual review covers assumptions used in our estimate of total gross profits which forms the basis for amortizing DAC, unearned revenue reserves (“URR”), and the deferred gain arising from the coinsurance agreement between the Company and PAR U, as well as establishing the reserve for the GMDB feature in certain contracts. The $8 million net charge in the third quarter of 2012 primarily reflects reductions to our long-term interest rate and equity return assumptions, which resulted in adjustments increasing the amortization of DAC and URR, the reserves for the GMDB features in certain contracts, and the amortization of the deferred gain arising from the coinsurance agreement between the Company, excluding its subsidiaries, and PAR U. The $3 million net charge in the third quarter of 2011 primarily reflects more favorable lapse and mortality experience which resulted in adjustments increasing the reserves for the GMDB features in certain contracts and reducing both the amortization of DAC and URR.

Absent the effect of these items, income from operations before income taxes decreased $286 million driven by a $330 million decline in net realized investment gains including a $352 million gain realized on a portion of an embedded derivative recaptured upon modification of the reinsurance agreement of no-lapse guarantees with UPARC in the first nine months of 2011, including $39 million arising from the settlement of this recapture, and a $31 million realized loss in the first nine months of 2012 related to derivatives that are part of the Company’s Capital Protection Framework including $19 million of amortization costs related to these derivatives and a $12 million decline in market value (see the Liquidity and Capital Resources section for additional information). These decreases were partially offset by a $61 million realized loss in the third quarter of 2011 related to the embedded derivative arising from the settlement of the coinsurance premiums payable as part of the coinsurance agreement between the Company, excluding its subsidiaries, and PAR U (see Note 8 to the Consolidated Financial Statements for more information). The decline in realized gains was partially offset by the a decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves, resulting from changes in our estimates of total gross profits arising from separate account fund performance, the impact of a $13 million charge in the second quarter of 2011 arising from an understatement of amortization of deferred policy acquisition costs in prior periods, and the impact of continued universal life and term business growth. In addition, the impact of variable life in force run-off also contributed to the decrease.

Revenues

2012 to 2011 Nine month Comparison. Revenues decreased $258 million, from $857 million in the first nine months of 2011 to $598 million in the first nine months of 2012.

Net realized investment gains decreased $330 million, from realized gains of $305 million in the first nine months of 2011 to realized losses of $25 million in the first nine months of 2012. The decrease is primarily driven by a $352 million gain realized on a portion of an embedded derivative recaptured upon modification of the reinsurance agreement of no-lapse guarantees with UPARC in the third quarter of 2011, including $39 million arising from the settlement of this recapture, and a $31 million decline related to derivatives that are part of the Company’s Capital Protection Framework including $19 million of amortization of costs related to these derivatives and $12 million decline in market value (see the Liquidity and Capital Resources section for additional information). These decreases were partially offset by a $61 million realized loss in the third quarter of 2011 related to the embedded derivative arising from the settlement of the coinsurance premium payable as part of the coinsurance agreement between the Company, excluding its subsidiaries, and PAR U (see Note 8 to the Consolidated Financial Statements for more information).

Policy charges and fee income, consisting primarily of mortality and expense loading and other insurance charges assessed on general and separate account policyholders’ fund balances, increased $55 million from $261 million in the first nine months of 2011 to $316 million in the first nine months of 2012, including a $128 million increase in amortization of unearned revenue reserves due to the annual reviews of assumptions. Excluding this item, policy charges and fee income decreased $73 million reflecting the impact of the third quarter 2011 coinsurance agreement between the Company, excluding its subsidiaries, and PAR U as well as the impact of the third quarter 2012 coinsurance agreement between PLNJ and PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information), which resulted in the ceding of policy charge income to PAR U. The impact of the variable life in force run-off, and a decrease in the amortization of unearned revenue reserves due to changes in our estimates of total gross profits reflecting the impact of more favorable market conditions on separate account fund performance in the first nine months of 2012 compared to the first nine months of 2011 also contributed to the decrease. Continued universal life business growth was a partial offset to the decreases to policy charges and fee income.

Asset management fees and other revenue increased $25 million, from $43 million in the first nine months of 2011 to $68 million in the first nine months of 2012, including a $9 million increase in amortization of the deferred gain arising from the agreement between the Company, excluding its subsidiaries, and PAR U in the third quarter of 2011 due to the annual review of assumptions. Excluding this item, asset management fees and other revenue increased $16 million including ongoing amortization of the deferred gain arising from the third quarter 2011 coinsurance agreement between the Company, excluding its subsidiaries, and PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on these agreements).

Benefits and Expenses

2012 to 2011 Nine month Comparison. Total benefits and expenses increased $33 million, from $467 million in the first nine months of 2011 to $500 million in the first nine months of 2012.

Amortization of deferred policy acquisition costs of $139 million in the first nine months of 2012 increased $95 million from $44 million in the first nine months of 2011, including a $145 million increase in amortization due to the annual reviews of assumptions. Excluding this item, amortization of deferred policy acquisition costs decreased $50 million driven by a $17 million decrease in amortization due to changes in our estimates of total

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

gross profits reflecting the impact of favorable market conditions on separate account fund performance in the first nine months of 2012 compared to the impact of unfavorable market conditions in the first nine months of 2011 and a $13 million decrease in amortization arising from a charge in the second quarter of 2011 related to the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our term business in prior periods. Lower amortization of acquisition costs associated with our universal life business reflecting the impact of the third quarter 2011 coinsurance agreement between the Company, excluding its subsidiaries, and PAR U as well as the impact of the third quarter 2012 coinsurance agreement between PLNJ and PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information) and lower amortization of acquisition costs associated with our variable life business including the impact of in-force run off also contributed to the decrease.

Policyholders’ benefits, including interest credited to policyholders’ account balances, decreased $59 million, from $282 million in the first nine months of 2011 to $224 million in first nine months of 2012, including a $2 million decrease from the impact of the annual reviews of assumptions on reserves for the guaranteed minimum death benefit feature in certain contracts. Excluding this item, policyholders’ benefits, including interest credited to policyholders’ account balances, decreased $57 million including the impact of the third quarter 2011 coinsurance agreement between the Company, excluding its subsidiaries, and PAR U and the third quarter 2012 coinsurance agreement between PLNJ and PAR U (see Note 8 to the Unaudited Interim Consolidated Financial Statements for more information), which drove a lower increase in reserves for future policy holder benefits and a decline in interest credited to policyholders’ account balances. Increases in reserves for future policy holder benefits and interest credited to policyholder account balances arising from continued universal life business growth were partial offsets. The decrease in policyholder’s benefits, including interest credited to policyholders’ account balances, also includes a $7 million decrease in policyholder benefits driven by a lower increase in reserves for estimated payments arising from use of new Social Security Master Death File matching criteria to identify deceased policy and contract holders in the first nine months of 2012 compared to the first nine months of 2011.

Income Taxes

The income tax provision amounted to an expense of $81 million for the nine months ended September 30, 2012 compared to a benefit of $273 million for the nine months ended September 30, 2011 primarily driven by pre-tax income in the current period compared to a pre-tax loss in the prior period.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in June 2013, unless extended. The statute of limitations for the 2007 through 2008 tax years will expire in December 2013, unless extended. Tax years 2009 through 2011 are still open for IRS examination. It is reasonably possible that the total amount of unrecognized tax benefits will decrease anywhere from $0 to $576 thousand within the next 12 months due to the completion of the IRS examination for tax years 2007 through 2010.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. On February 13, 2012, the Obama Administration released the “General Explanations of the Administration’s Revenue Proposals.” One proposal would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results in 2011 or the first nine months of 2012.

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

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

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

Our capital management framework is primarily based on statutory risk based capital measures. In addition, we continue to use an economic capital framework for making certain capital decisions.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk based capital ratios, including under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impact from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital and proceeds from derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and competitive risk based capital ratios under reasonably foreseeable stress scenarios.

Regulation Under the Dodd-Frank Act

On October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council (the “Council”) for a proposed determination that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act (a “Covered Company”). The notice of consideration indicates that Prudential Financial is being reviewed in stage 3 of the three-stage process described in the Council’s interpretative guidance for Covered Company determinations and does not constitute a notice of a proposed determination. The Prudential standards under the Dodd-Frank Act include requirements regarding risk-based capital and leverage, liquidity, stress-testing and other matters. See Item 1. Business- “Regulatory Environment” and “Risk Factors” in Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for information regarding the potential effects of the Dodd-Frank Act on the Company and its affiliates.

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

We believe that the cash flows from our operations are adequate to satisfy our current liquidity requirements, including under reasonably foreseeable stress scenarios. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, customer behavior, policyholder perceptions of our financial strength, and the relative safety of competing products, each of which could lead to reduced cash inflows or increased cash outflows. In addition, market volatility can impact the level of capital required to support our businesses, particularly in our annuity products. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position. Further, the level of new business sales can also impact liquidity, and additional financing may be required due to the increase in annuity sales as previously discussed.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

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

Gross account withdrawals amounted to approximately $2,291 million and $1,875 million for the nine months ended September 30, 2012 and 2011, respectively. Because these withdrawals were consistent with our assumptions in asset/liability management, the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2012 and December 31, 2011 the Company had liquid assets of $6.460 billion and $6.149 billion, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $423 million and $571 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, $5.618 billion, or 93%, of the fixed maturity investments company general account portfolios were rated investment grade. The remaining $400 million, or 7%, of these fixed maturity investments were rated non-investment grade. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures in order to evaluate the adequacy of our insurance operations’ liquidity under a variety of stress scenarios. We believe that the liquidity profile of our assets is sufficient to satisfy current liquidity requirements, including under reasonably foreseeable stress scenarios.

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

Capital

The Risk Based Capital, or RBC, ratio is a primary measure by which we evaluate the capital adequacy of the Company. Prudential Financial manages its domestic insurance subsidiaries RBC ratios to a level that is consistent with the ratings targets for those subsidiaries. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. The RBC ratio calculations are intended to assist insurance regulators in measuring the adequacy of an insurer’s statutory capitalization. The RBC ratio is an annual calculation; however as of September 30, 2012, the estimated RBC ratio for the Company exceeded the minimum level required by applicable insurance regulations. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

The level of statutory capital of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of investment portfolio, and business growth, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The level of statutory capital of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

As part of its Capital Protection Framework, Prudential Financial has developed a broad view of the impact of market distress on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The framework includes a program designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. To support this tail risk, in addition to holding on-balance sheet and other contingent sources of capital, we purchase equity index-linked derivatives that are designed to mitigate the impact of a severe equity market stress event on statutory capital. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Captive Reinsurance Companies

Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” This regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is non-economic. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to implement reinsurance and capital management actions, including financing these non-economic reserves through internal and external solutions.

In addition, we manage certain risks associated with our variable annuity products primarily through affiliated reinsurance arrangements. We reinsure variable annuity living benefit guarantees to a captive reinsurance company, Pruco Re. Effective as of July 1, 2011, Pruco Re re-domiciled from Bermuda to Arizona. As a result, beginning in the third quarter of 2011, the Company is able to claim statutory reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by Pruco Life Insurance Company of New Jersey, Pruco Re must continue to collateralize its obligations under the reinsurance arrangement in order for PLNJ to claim a reinsurance reserve credit for their business ceded. This requirement is satisfied by Pruco Re by depositing assets into statutory reserve credit trusts.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information regarding our litigation and regulatory matters accrual methodology and our estimated range of reasonably possible losses in excess of accruals established, as well as additional discussion on our litigation and regulatory matters referred to below, see Note 6 to the Unaudited Interim Consolidated Financial Statements included herein.

Following is a discussion of recent material developments concerning our legal and regulatory proceedings:

In October 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit, State of West Virginia ex. Rel. John D. Perdue v. PRUCO Life Insurance Company, in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of Prudential Insurance to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount.

In September 2012, the Complaint filed in Total Asset Recovery v. MetLife, Inc., et al., Prudential Financial, Inc., The Prudential Insurance Company of America and Prudential Holdings, LLC, filed in the Circuit Court of Cook County, Illinois, was withdrawn without prejudice.

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

The risk factor contained in our 2011 Form 10-K titled “The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council for designation as a non-bank financial company to be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act.

Pruco Life Insurance Company

Notes To Unaudited Interim Consolidated Financial Statements—(Continued)

Item 6. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	- XBRL Instance Document.

101.SCH	- XBRL Taxonomy Extension Schema Document.

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	- XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: November 13, 2012