Form 10-K
period 2012-12-31
PRUCO LIFE INSURANCE CO
filed 2013-03-15
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

–	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of March 15, 2013, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION REQUIRED TO BE FURNISHED PURSUANT TO PART III OF THIS FORM 10-K IS SET FORTH IN, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN FROM, PRUDENTIAL FINANCIAL, INC.’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 14, 2013, TO BE FILED BY PRUDENTIAL FINANCIAL, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A NOT LATER THAN 120 DAYS AFTER DECEMBER 31, 2012.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of certain risks relating to our businesses.

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

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York.

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by the Company. In general, the new product line offers the same optional living benefits and optional death benefits as offered by PALAC’s existing variable annuities.

On January 2, 2013, Prudential Financial announced that Prudential Insurance acquired The Hartford’s individual life insurance business through a reinsurance transaction. The total cash consideration was $615 million consisting primarily of a ceding commission to provide reinsurance for approximately 700,000 Hartford life insurance policies with net retained face amount in force of approximately $135 billion. This acquisition increases our scale in the U.S. individual life insurance market, particularly universal life products, and provides complementary distribution opportunities through expanded wirehouse and bank distribution channels.

In connection with this transaction, Prudential Insurance retroceded to the Company, the portion of the assumed business that is classified as guaranteed universal life insurance (“GUL”) with account values of approximately $4.2 billion as of September 30, 2012. The Company has reinsured more than 79,000 GUL policies with a net retained face amount in force of approximately $35 billion. The Company then retroceded all of the GUL policies to an affiliated captive reinsurance company. Collectively, these transactions do not have a material impact on the stockholder’s equity, as determined in accordance with U.S. Generally Accepted Accounting Principles, or the statutory capital and surplus of the Company.

Prudential Insurance may make additional capital contributions to the Company, as needed, to enable it to comply with its reserve and capital requirements and fund expenses in connection with its business. Prudential Insurance is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholders’ contracts.

Competition

Individual Annuities

We compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies, primarily based on our innovative product features and our risk management strategies. We also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities.

In recent years, we have experienced a dynamic competitive landscape, prompted by challenging global financial markets. During 2012, we implemented variable annuity product modifications to scale back benefits, increase pricing and close a share class, and we suspended additional customer deposits for variable annuities with certain optional living benefit riders that were no longer being offered. Similarly, certain of our competitors who had previously introduced more aggressive product designs and pricing, have now taken actions to implement modifications which scale back benefits or to exit, or limit their presence in, the variable annuity marketplace. Despite these actions, our contract retention has been strong, and we believe our product offerings are competitive relative to substitute products currently available in the marketplace.

Life Insurance

The Company competes with large, well-established life insurance companies in a mature market. We compete primarily based on price, service, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies, the availability, utilization and timing of tax deductions associated with statutory reserves, product designs which impact the amount of statutory reserves and the associated tax deductions, and the level and volatility of interest rates. The current environment of low interest rates and volatile equity markets has resulted in a greater demand for dividend-paying whole life products across the industry which we do not offer.

Products

Individual Annuities

The Company offers a wide array of annuities, including variable annuities that (1) are registered with the United States Securities and Exchange Commission (the “SEC”), including fixed interest rate allocation options, subject to a market value adjustment, and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. The Company also offers fixed annuitization options during the payout phase of its variable annuities.

We offer variable annuities that provide our customers with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). We currently offer guarantees that are payable in the event of death, and withdrawal and income living benefits payable during specified periods. Our current optional living benefits guarantee includes, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Our current optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits and benefits payable at specified dates during the accumulation period.

Our variable annuities provide our customers with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, contractholder longevity/mortality, timing of annuitization and withdrawals, withdrawal efficiency and contract lapses. The return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. Our returns can also vary due to the impact and effectiveness of our hedging programs for any capital markets movements that we may hedge, the impact of affiliated reinsurance, the impact of that portion of our variable annuity contracts with an asset transfer feature, the impact of risks we have retained and the impact of risks that are not able to be hedged.

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, and an asset transfer feature. The objective of the asset transfer feature, included in the design of all currently-sold optional living benefits, is to mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investments selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond portfolio or fixed-rate account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of December 31, 2012, approximately $64.7 billion or 89% of total variable annuity account values contain a living benefit feature, compared to approximately $44.0 billion or 86% as of December 31, 2011. As of December 31, 2012, approximately $60.3 billion or 93% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $39.6 billion or 90% as of December 31, 2011. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured optional living benefit guarantees. The program is also executed within the Company related to certain non-reinsured optional living benefit guarantees. This program represents a balance among three objectives: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through the hedge program, derivatives are purchased that seek to replicate the net change in an internally-defined hedge target. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until many years in the future.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 63% of our net individual life insurance in force at December 31, 2012, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection. The Company’s profits from term insurance are not expected to directly correlate, from a timing perspective, with the increase in term insurance in force due to uneven product profitability patterns.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 24% of our net individual life insurance in force at December 31, 2012, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits is associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance

The Company offers universal life insurance products, which represent 13% of our net individual life insurance in force at December 31, 2012, which feature flexible premiums, a choice of guarantees against lapse, and a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain contractual minimums. In addition, we offer a universal life insurance product that allows the policyholder to allocate a portion of their account balance into an index account that provides a return consistent with the S&P 500 index performance over the following year, subject to certain contractual minimums and maximums. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

Marketing and Distribution

Third Party Distribution

Our individual life and annuity products are offered through a variety of unaffiliated third party channels, including independent financial planners, general agencies, producer groups, wirehouses, banks and broker-dealers. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning. Our third party distribution efforts are supported by a network of internal and external wholesalers.

Prudential Insurance Agents

Prudential Insurance Agents distribute Prudential variable, term, and universal life insurance, variable and fixed annuities, and investment products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by others primarily to customers in the U.S. mass and mass affluent markets, as well as small business owners. Prudential Insurance pays Prudential Insurance Agents at a market rate to distribute our products. The Company is charged a distribution expense by Prudential Insurance related to this arrangement. See Note 13 to the Consolidated Financial Statements for a discussion of Expense Charges and Allocations.

Underwriting and Pricing

Annuities

We earn asset management and other fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of subadvisory expenses. Additionally, we earn mortality and expense fees and other fees for various insurance-related options and features, based on the average daily net asset value of the annuity separate accounts or the amount of guaranteed value under the optional living benefit, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities based on an evaluation of the risks assumed and considering applicable hedging costs. Our pricing is also influenced by competition, and by assumptions regarding contractholder behavior, including persistency, and benefit utilization and withdrawal timing and efficiency for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities as well as the fixed-rate accounts of our variable annuities based on many assumptions, including investment returns, expenses, competition and persistency. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities. For assets transferred to a fixed-rate account in the general account pursuant to the asset transfer feature, we earn a spread for the difference between the return on our general account invested assets and the interest credited, similar to our fixed annuities.

Life Insurance

For our fully underwritten life insurance, underwriters follow detailed and uniform policies and procedures to assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality, interest rates, expenses, policy persistency, premium payment patterns and separate account fund performance as well as the level, cost and availability of financing certain statutory reserves in pricing policies. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

Reserves

We establish actuarially-determined reserves for future policy benefits that we believe will meet our future obligations for our in force life and annuity contracts, including any death benefit and living benefit guarantee features associated with these contracts. We base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses, withdrawal timing and efficiency, mortality and morbidity rates, as well as margins for adverse deviation. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in pricing these embedded derivative liabilities. These features are generally reinsured with an affiliated company, Pruco Re. For variable and interest sensitive life insurance contracts and fixed and variable annuity contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest or fund performance, less withdrawals, expenses and cost of insurance charges.

Reinsurance

The Company participates in reinsurance with its parent company, Prudential Insurance, and affiliates Prudential Life Insurance Company of Taiwan Inc., or “Prudential of Taiwan”, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Pruco Re, Prudential Arizona Reinsurance Term Company, or “PAR TERM” and Prudential Arizona Reinsurance Universal Company or “PAR U” and unaffiliated companies in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. The Company also uses reinsurance as part of its risk management and capital management strategies for certain of its variable annuity optional living benefit features. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. We believe a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

We have reinsured the majority of our mortality risk assumed. As of the end of 2012, the maximum amount of mortality risk we may retain on any life is generally $100,000. See Note 13 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. The financial market dislocations in recent years produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act discussed below.

State insurance laws regulate all aspects of our business, and state insurance departments in the District of Columbia, Guam and all states except New York monitor our insurance operations. The Company is domiciled in Arizona and its principal insurance regulatory authority is the Arizona Department of Insurance. Our subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ,” is domiciled in New Jersey and its principal insurance regulatory authority is the New Jersey Department of Banking and Insurance. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) subjects us to substantial additional federal regulation. Dodd-Frank directs government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and expected to continue. We cannot predict with any certainty the results of the studies or the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital.

Key aspects of Dodd-Frank’s impact on us include:

—

Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the Board of Governors of the Federal Reserve System (“FRB”) (a “Designated Financial Company”) if the Council determines that material financial distress at Prudential Financial or the scope of Prudential Financial’s activities could pose a threat to the financial stability of the U.S. On October 19, 2012, Prudential Financial received notice that it is under consideration by the Council for a proposed determination that it should be designated as a Designated Financial Company. Prudential Financial believes it should not be designated. Nevertheless, the Council may determine to issue to Prudential Financial a written notice of determination that it is a Designated Financial Company, in which event Prudential Financial would be entitled to request a nonpublic evidentiary hearing before the Council and further court review. We cannot predict whether Prudential Financial or a subsidiary will ultimately be designated as a Designated Financial Company.

If Prudential Financial is determined to be a Designated Financial Company, Prudential Financial would become subject to stricter prudential standards that are the subject of ongoing rule-making, including proposed stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to submit to the FRB (and periodically update) a plan for rapid and orderly dissolution in the event of severe financial distress. In December 2011, the FRB published for comment proposed rules implementing certain of these standards. Under the proposed rules, a Designated Financial Company would be required to calculate its minimum risk-based capital and leverage requirements as if it were a bank holding company in accordance with capital requirements published by the FRB for bank holding companies (as further discussed below) and be subject to a minimum Tier 1 risk-based capital ratio of 4%, a total risk-based capital ratio of 8% and a Tier 1 leverage ratio of 4%. However, the proposed rules indicate that the FRB may consider that adjustments to such requirements may be appropriate with respect to Designated Financial Companies. Designated Financial Companies of our size would be required to submit annual capital plans to the FRB demonstrating their ability to satisfy the required capital ratios under baseline and stressed conditions. The FRB has indicated that it intends to issue, in addition to such capital requirements, a proposal requiring a risk-based capital surcharge for such companies, or a subset thereof. The proposed rules also include enhanced liquidity, which would require Designated Financial Companies to maintain a liquidity buffer of highly liquid unencumbered assets sufficient to meet projected cash flows under required stress-testing to establish and maintain a contingency funding plan and concentration and other exposure limits to address liquidity needs and risk. Under the proposed rules, a Designated Financial Company would be required to limit its credit exposure to any unaffiliated entity (including sovereign issues) to no more than 25% of its consolidated capital stock and surplus to no more than 10% with respect to any “major counterparty,” which includes any Designated Financial Company or bank holding company with more than $500 billion of total consolidated assets).

The proposed rules implement, as required by Dodd-Frank, the establishment of an “early remediation” regime, whereby failure to meet defined measures of financial condition (including exceeding certain capital and leverage ratios or market indicator thresholds, the occurrence of adverse stress test results or other financial triggers) would result in remedial action by the FRB. Depending on the degree of financial distress, such remedial action could result in: heightened FRB supervisory review; limitations or prohibitions on capital distributions, acquisitions and/or asset growth; requirements to raise additional capital or take other actions to improve capital adequacy; limitations or on transactions with affiliates; restrictions on product offerings and/or requirements to sell assets; or recommendation for resolution under the special orderly liquidation process discussed further below. The proposed rules would require that a Designated Financial Company, determined by the Council to pose a grave threat to financial stability of the U.S., maintain a debt-to-equity ratio of no more than 15-to-1 until the limitation is no longer necessary. Prudential Financial cannot predict the form in which these proposed regulations ultimately will be adopted. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, taking into consideration financial activities involved and other factors. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying these enhanced prudential standards. Nevertheless, we cannot predict how the FRB will apply these prudential standards to Prudential Financial if Prudential Financial is designated as a Designated Financial Company.

—

In 2012, the FRB published a number of notices of proposed rulemaking that would substantially revise the risk-based capital requirements applicable to bank holding companies compared to the general risk-based capital rules. The proposals include provisions affecting the calculation of regulatory capital ratios and the use of credit ratings for valuation purposes and implementing the Collins Amendment’s requirement that the current general risk based capital rules serve as a “floor” for specified institutions. Although these proposals do not address Designated Financial Companies, the FRB has indicated that the proposals will become a key part of the enhanced prudential standards for covered companies, including Designated Financial Companies, described above. In addition, regulations that have been adopted to date include a modification to the general risk-based capital rules in order to address appropriate capital requirements for low-risk assets held by non-bank financial companies such as Prudential Financial, and would permit flexibility in the application of certain capital requirements imposed by Dodd-Frank to non-bank financial companies. We cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to Prudential Financial were it to become a Designated Financial Company.

—

If designated as a Designated Financial Company, Prudential Financial will be subject to stress tests to be promulgated by the FRB to determine whether, on a consolidated basis, it has the capital necessary to absorb losses as a result of adverse economic conditions. If so designated, Prudential Financial would be required to submit to annual stress tests conducted by the FRB and to conduct internal annual and semi-annual stress tests to be provided to the FRB. Under final rules published by the FRB in October 2012, Designated Financial Companies must comply with these requirements the calendar year after the year in which a company first becomes subject to the FRB’s minimum regulatory capital requirements discussed above, although the FRB has the discretion to accelerate or extend the effective date. The final rules require baseline, adverse and severely adverse scenarios, to be used when conducting the stress tests. The FRB will provide the scenarios to be used in the internal annual stress tests, although companies will be required to develop their own scenarios for the internal semi-annual stress tests. The FRB has indicated it may tailor the application of the stress test requirements to Designated Financial Companies on an individual basis or by category. Summary results of such stress tests would be required to be publicly disclosed. We cannot predict the manner in which the stress tests would ultimately be designed, conducted and disclosed were Prudential Financial to become a Designated Financial Company or whether the results of such designation will cause us to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

—

The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices we and other insurers or other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

—

If Prudential Financial is designated as a Designated Financial Company, it could be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in hedge, private, and other covered funds.

—

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and Prudential Financial’s insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, entered into by all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. Swap dealers and major swap participants (“MSPs”) are subject to capital and margin (i.e., collateral) requirements that will be imposed by the applicable prudential regulator or the CFTC or SEC, as well as business conduct rules and reporting requirements. In November 2012, the Secretary of the Treasury determined to exclude most foreign currency swaps and forwards from the foregoing requirements. We believe Prudential Financial, PGF and Prudential Financial’s insurance subsidiaries should not be considered dealers or MSPs subject to registration and the capital and margin requirements. In August 2012, the CFTC published for comment a proposed rule to exempt certain affiliated entities within a corporate group from the foregoing centralized exchange execution and clearing requirements. We cannot predict whether or in what final form the proposed rule will be adopted. The SEC and CFTC have issued regulations defining “swaps” and are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by our insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. Finally, the new regulatory scheme imposed on all market participants may increase the costs of hedging generally and, because banking institutions will be required to conduct at least a portion of their OTC derivatives businesses outside their depositary institutions, may affect the credit risk such counterparties pose to us and the degree to which we are able to enter into transactions with these counterparties. We cannot predict the effect of the foregoing on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

—

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the FIO is required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states.

—

Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination (with the approval of the FIO director if – as is true with respect to Prudential Financial – the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability. Were Prudential Financial subject to such a proceeding, the Company would remain subject to rehabilitation and liquidation proceedings under state law, although the FDIC has discretion and authority to initiate resolution of an insurer under state law if its state insurance regulator has not filed the appropriate judicial action within 60 days of a systemic risk determination. However, Prudential Financial’s non-insurance U.S. subsidiaries engaged in financial activities would be subject to any special orderly liquidation process so commenced.

—

Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith, including, in January 2011, the SEC staff issued a study that recommends that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities.

We cannot predict with any certainty whether these possible outcomes will occur or the effect they may have on the financial markets or on our business, results of operations, cash flows and financial condition.

State Insurance Regulation

State insurance authorities have broad administrative powers with respect to all aspects of the insurance business including: licensing to transact business; licensing agents; admittance of assets to statutory surplus; regulating premium rates for certain insurance products; approving policy forms; regulating unfair trade and claims practices; establishing reserve requirements and solvency standards; fixing maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; regulating the type, amounts and valuations of investments permitted and other matters; and regulating reinsurance transactions, including the role of captive reinsurers.

State insurance laws and regulations require the Company to file financial statements with state insurance departments everywhere it does business, and its operations and accounts are subject to examination by those departments at any time. The Company prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners, or “NAIC”. In February 2013, the Arizona insurance regulator substantially completed a coordinated risk focused financial examination for the five year period ended December 31, 2011 for the Company as part of the normal five year examination and found no material deficiencies.

Financial Regulation

Dividend Payment Limitations. The Arizona insurance law regulates the amount of dividends that may be paid by the Company. See Note 8 to the Consolidated Financial Statements for a discussion of Dividend Restrictions.

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

Insurance Reserves and Regulatory Capital. State insurance laws require us to analyze the adequacy of our reserves annually. Our actuaries must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

The NAIC has developed a principles-based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain since the changes have to be adopted by each state and the approach can be further modified prior to adoption.

Solvency Modernization Initiative. State insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment Model Act which, following enactment at the state level, will require larger insurers to, at least annually beginning in 2015, assess the adequacy of its and its group’s risk management and current and future solvency position. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or “IRIS,” to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is not currently subject to regulatory scrutiny based on these ratios.

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

State and Federal Securities Regulation

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

U.S. Tax Legislation

The American Taxpayer’s Relief Act (the “Act”) was signed into law on January 2, 2013. The Act permanently extended the reduced Bush-era individual tax rates for certain taxpayers and permanently increased those rates for higher income taxpayers. Higher tax rates increase the benefits of tax deferral on the build- up of value of annuities and life insurance. The Act also made permanent the current $5 million (indexed for inflation) per person estate tax exemption and increased the top estate tax rate from 35% to 40%. In addition, the Act extended various business tax provisions through the end of 2013 that had expired at the end of 2011.

Notwithstanding the passage of the Act, there continues to be uncertainty regarding U.S. taxes both for individuals and corporations. There continues to be discussions in Washington concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However, even in the absence of overall tax reform, the large federal deficit increases the possibility that Congress will raise revenue by enacting legislation to increase the taxes paid by individuals and/or corporations. This can be accomplished by either raising rates or otherwise changing the tax rules.

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

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction, or DRD, related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the Revenue Proposals included in the Obama Administration’s budgets (the administration’s revenue proposals) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD including the possible retroactive or prospective elimination of the deduction through guidance or legislation could increase actual tax expense and reduce the Company’s consolidated net income.

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

Privacy Regulation

We are subject to federal and state law and regulation that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Holding Company Regulation

We are subject to the Arizona insurance company law which requires us to register with the insurance department and to furnish annually financial and other information about the operations of the Company. Generally, all transactions with affiliates that affect the Company must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the Arizona insurance department.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The NAIC, has promulgated model laws for adoption internationally and in the United States that would provide for “group wide” supervision of Prudential Financial as an insurance holding company in addition to the current regulation of Prudential Financial’s insurance subsidiaries. In addition, the International Association of Insurance Supervisors or IAIS, is developing a model framework for the regulation of internationally active insurance groups that also contemplates “group wide supervision” across national boundaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements would impose on Prudential Financial or the Company, if adopted.

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Litigation and Regulatory Matters” in Note 12 to the Consolidated Financial Statements.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets can be found on the Company’s Consolidated Statements of Financial Position as of December 31, 2012 and 2011 and Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010.

Employees

The Company has no employees. Services to the Company are primarily provided by employees of Prudential Insurance.

Item 1A.  Risk Factors

You should carefully consider the following risks. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Annual Report on Form 10-K.

Risks Relating to Economic, Market and Political Conditions

The Company is indirectly owned by Prudential Financial. It is possible that we may need to rely on Prudential Financial or our direct parent company, Prudential Insurance, to meet our capital, liquidity and other needs in the future.

Market fluctuations and general economic, market and political conditions may adversely affect our business and profitability.

Our business and our results of operations may be materially adversely affected by conditions in the global financial markets and by economic conditions generally.

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

•

A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including but not limited to increasing claims or surrenders in certain product lines.

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

•

Derivative instruments we and our affiliates hold to hedge and manage interest rate and equity risks associated with our products and businesses might not perform as intended or expected resulting in higher realized losses and unforeseen stresses on liquidity. Market conditions can limit availability of hedging instruments and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. We execute our hedges through an affiliate that, in turn, may execute hedges with unaffiliated counterparties. Accordingly, our derivative-based hedging strategies also rely on the performance of this affiliate and on the performance of its unaffiliated counterparties to such hedges. These unaffiliated counterparties may fail to perform for various reasons resulting in losses on uncollateralized positions.

•

We have significant investment and derivative portfolios, including but not limited to corporate and asset-backed securities, equities and commercial real estate. Economic conditions as well as adverse capital market conditions, including but not limited to a lack of buyers in the marketplace, volatility, credit spread changes, benchmark interest rate changes and declines in value of underlying collateral will impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Valuations may include assumptions or estimates that may have significant period to period changes which could have a material adverse effect on our results of operations or financial condition and in certain cases under U.S. GAAP such period to period changes in the value of investments are not recognized in our results of operations or consolidated statements of financial position.

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment or other factors, with a possible negative impact on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

•

Regardless of market conditions, certain investments we hold, including private bonds and commercial mortgages, are relatively illiquid. If we needed to sell these investments, we may have difficulty doing so in a timely manner at a price that we could otherwise realize.

•	Certain features of our products and components of investment strategies depend on active and liquid markets, and, if market liquidity is strained, these may not perform as intended.

•	Fluctuations in our operating results and the impact on our investment portfolio may impact the Company’s tax profile and its ability to optimally utilize tax attributes.

Adverse developments in the U.S. or global economy resulting from the continuing uncertainty about the Federal Reserve’s monetary policy and the ongoing debate over the federal debt ceiling and its temporary suspension, sequestration (the automatic reduction in defense and non-defense spending) and the funding of the U.S. government operating under a temporary resolution could adversely affect our investment results, results of operations and financial position.

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

Our insurance and annuity products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest in lower yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest or crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets the Company holds which in turn could result in lower asset management fees earned.

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred policy acquisition costs and deferred sales inducements.

•

A decline in interest rates accompanied by unexpected prepayments of certain investments could require us to reinvest at lower rates and reduce our profitability. An increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could reduce our profitability.

•	Changes in interest rates coupled with accelerated client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a weighted average duration that is approximately equal to the duration of our estimated liability cash flow profile. However, this estimate of the liability cash flow profile is complex and could turn out to be inaccurate, especially during volatile times. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life; higher costs for derivative instruments used to hedge certain of our product risks; or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of deferred policy acquisition costs, or DAC and deferred sales inducements, or DSI, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a prolonged period of low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital and that of our ultimate parent company, Prudential Financial. Under such conditions, Prudential Financial may seek additional debt or equity capital but may be unable to obtain such.

Adverse capital market conditions could affect the availability and cost of borrowed funds and could impact our ability to refinance existing borrowings, thereby ultimately impacting our profitability and ability to support or grow our businesses. We need liquidity to pay our operating expenses and interest on our debt and replace certain maturing debt obligations. During times of market stress, our internal sources of liquidity may prove to be insufficient and some of our alternative sources of liquidity, such as commercial paper issuance, securities lending and repurchase arrangements and other forms of borrowings in the capital markets, may be unavailable to Prudential Financial.

Disruptions, uncertainty and volatility in the financial markets may force Prudential Financial to delay raising capital, issue shorter tenor securities than would be optimal, bear an unattractive cost of capital or be unable to raise capital at any price, which could decrease our profitability and significantly reduce our financial flexibility.

Prudential Financial may seek additional debt or equity financing to satisfy our needs. However, the availability of additional financing depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and Prudential Financial’s credit ratings and credit capacity. Prudential Financial may not be able to successfully obtain additional financing on favorable terms, or at all. Actions taken to access financing by Prudential Financial may in turn cause rating agencies to reevaluate its ratings.

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

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, longevity experience, morbidity experience, persistency experience, or utilization experience differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates, or likelihood of death, longevity rates or likelihood of survival (including the effect of improvement in life expectancy trends), and morbidity rates, or likelihood of sickness or disability, of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality, longevity or morbidity could emerge gradually over time, due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and/or the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain optional living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected occurrence and timing of the benefit utilization. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.

Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. Although some of our products permit us to increase premiums or adjust other charges and credits during the life of the policy or contract, the adjustments permitted under the terms of the policies or contracts may not be sufficient to maintain profitability or may cause the policies or contracts to lapse. Many of our products do not permit us to increase premiums or adjust other charges and credits or limit those adjustments during the life of the policy or contract. Even if permitted under the policy or contract, we may not be able or willing to raise premiums or adjust other charges sufficiently, or at all, for regulatory or competitive reasons.

If our reserves for future policyholder benefits and claims are inadequate, we may be required to increase our reserves, which would adversely affect our results of operations and financial condition.

We establish actuarially-determined reserves to pay future policyholder benefits and claims. Our reserves do not represent an exact calculation of liability, but rather are actuarial or statistical estimates based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including as to the levels of and/or timing of receipt or payment of premiums, benefits, claims, expenses, interest credits, investment results (including equity market returns), retirement, mortality, longevity, morbidity and persistency. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits, claims and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and claims. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and claims, we would be required to increase premiums where we are able to do so or increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition.

For certain of our products, market performance and interest rates (as well as the regulatory environment, as discussed further below) impact the level of statutory reserves and statutory capital we are required to hold, and may have an adverse effect on returns on capital associated with these products. We finance noneconomic reserves associated with our Individual Life business. Marketplace capacity for reserve funding structures may be limited as a result of market conditions generally. Our ability to efficiently manage capital and economic reserve levels may be impacted, thereby impacting profitability and return on capital.

We may be required to accelerate the amortization of DAC or DSI, or be required to establish a valuation allowance against deferred income tax assets, any of which could adversely affect our results of operations and financial condition.

DAC represents the costs that vary with and are directly related to the acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC and DSI recorded on our balance sheet to determine if the amount is recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and DSI for those products for which we amortize DAC and DSI in proportion to gross profits or gross margins. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and DSI that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC and DSI is also sensitive to changes in interest rates.

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

During periods of market disruption, it may be difficult to value certain of our investment securities, such as sub-prime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the current financial environment or market conditions. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

Credit and Counterparty Risks

A downgrade or potential downgrade in our financial strength or Prudential Financial’s credit ratings could limit our ability to market products, increase our borrowing costs and/or hurt our relationships with creditors or, trading counterparties.

A downgrade in our financial strength or credit ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, increase the number or value of policy surrenders and withdrawals, increase our borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow our affiliated counterparty to terminate derivative agreements, and/or hurt our relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Therefore, changes in Prudential Financial’s credit rating or our financial strength ratings may affect the fair value of our liabilities.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without notice by any rating agency.

Losses due to defaults by others, including issuers of investment securities or reinsurance, bond insurers and our derivative instrument counterparties, downgrades in the ratings of securities we hold or of bond insurers, insolvencies of insurers in jurisdictions where we write business and other factors affecting our counterparties or the value of their securities could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

Certain Product Related Risks

Guarantees within certain of our products that protect policyholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Certain of our products, particularly our variable annuity products, include guarantees of income streams for stated periods or for life. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such products, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our reinsurance affiliates may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliate sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates results of operations, financial condition or liquidity.

We may not be able to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX, potentially resulting in a negative impact on our capital position or in a need to increase prices and/or reduce sales of term or universal life products.

Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” This regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to implement reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. As we continue to underwrite term and universal life business, we expect to have borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, if we are unsuccessful in obtaining additional financing as a result of market conditions or otherwise, this could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position.

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

When our products are distributed through unaffiliated firms, we may not be able to monitor or control the manner of their distribution despite our training and compliance programs. If our products are distributed by such firms in an inappropriate manner, or to customers for whom they are unsuitable, we may suffer reputational and other harm to our business.

Regulatory and Legal Risks

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

The Company is subject to the rules and regulations of the SEC relating to public reporting and disclosure, accounting and financial reporting, and corporate governance matters. The Sarbanes-Oxley Act of 2002 and rules and regulations adopted in furtherance of that Act have substantially increased the requirements in these and other areas for the Company and certain of our affiliates. Our internal controls over financial reporting may have gaps or other deficiencies and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose the Company to litigation, regulatory fines or penalties or other losses.

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

Insurance regulators have implemented changes in the way in which companies must determine statutory reserves for variable annuities and products with similar guarantees as of the end of 2009. Insurance regulators continue to proceed to develop a principles based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain.

Insurance regulators are reviewing life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from this review. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our financial results and liquidity and capital position may be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources- Affiliated Captive Reinsurance Companies” for information on our use of Captive Reinsurance Companies.

The NAIC is reviewing life insurers’ use of separate accounts that are insulated (where assets of the separate account equal to the reserves and other contract liabilities with respect to the account may not be charged with liabilities arising out of any other business of the company) for products that are not variable, which might lead to a recommendation against the allowance of insulation for certain products. We cannot predict what, if any, changes may result from this review and possible recommendations. If applicable insurance laws are changed in a way that impairs the use of insulation for certain contracts, our ability to compete effectively in certain markets may be adversely affected. In addition, our financial results and liquidity and capital position may also be adversely affected.

The failure of the Company to meet applicable Risk Based Capital, or RBC, requirements or minimum statutory capital and surplus requirements could subject the Company to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of the Company at desired levels could also adversely impact our competitive position, including as a result of downgrades to our financial strength ratings.

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

See “Business—Regulation” for discussion of regulation of our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), subjects us to substantial federal regulation. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, Prudential Financial’s credit ratings or our financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital. Key aspects of Dodd-Frank’s impact on us include:

—

On October 19, 2012, Prudential Financial received notice that it is under consideration by the Financial Stability Oversight Council (“Council”) for a proposed determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (“FRB”) pursuant to Dodd-Frank as a “Designated Financial Company.” We cannot predict whether Prudential Financial will be designated as a Designated Financial Company. If so designated, Prudential Financial would become subject to stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress. Failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Prudential Financial would also become subject to stress tests to be promulgated by the FRB which could cause Prudential Financial or the Company to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength.

—

If designated, Prudential Financial could also be subject, pursuant to future FRB rulemaking, to additional capital requirements for, and quantitative limits on, proprietary trading and sponsorship of, and investment in, hedge, private equity and other covered funds.

—

The Council could recommend new or heightened standards and safeguards for activities or practices Prudential Financial and other financial services companies engage in. We cannot predict whether any such recommendations will be made or their effect on our business, results of operations, cash flows or financial condition.

—

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding (“PGF”), Prudential Financial and the Company, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Final regulations adopted could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge.

—

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that Prudential Financial is in default or in danger of default and presents a systemic risk to U.S. financial stability. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

See “Business—Regulation” for further discussion of the impact of Dodd-Frank on our business.

Changes in accounting requirements could negatively impact our reported results of operations and our reported financial position.

Accounting standards are continuously evolving and subject to change. For example, consideration has been given to requiring companies like Prudential Financial to report financial results in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board rather than U.S. GAAP. Regardless of whether the SEC requires IFRS, U.S. GAAP may undergo extensive changes as a result of current standard setting initiatives of the Financial Accounting Standards Board. These and other changes in accounting standards may impose special demands on issuers in areas such as corporate governance, internal controls and disclosure. Changes in accounting standards, or their interpretation, may negatively affect our reported results of operations and our reported financial condition.

Changes in U.S. federal, state or local income tax laws could make some of our products less attractive to consumers and increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering the tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Congress from time to time considers legislation that could make our products less attractive to consumers, Current U.S. federal income tax laws generally permit certain holders to defer taxation on the build-up of value of annuities and life insurance products until payments are actually made to the policyholder or other beneficiary and to exclude from taxation the death benefit paid under a life insurance contract.While higher tax rates increase the benefits of tax deferral on the build-up of value of annuities and life insurance, making our products more attractive to consumers, legislation that reduces or eliminates deferral would have a potential negative effect on our products. In addition, changes in the tax rules that result in higher corporate taxes will increase the Company’s actual tax expense, thereby reducing earnings.

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings, for example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies, or COLI, by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts that is eligible for the dividends received deduction, or DRD. The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. . If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Litigation and Regulatory Matters” in Note 12 to the Consolidated Financial Statements. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

Operational Risks

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could adversely affect our businesses or result in losses.

Our policies, procedures and controls to monitor and manage risks, including hedging programs through which we and our affiliates utilize derivative financial instruments, may not be fully effective in achieving their purposes and may leave us exposed to unidentified and unanticipated risks. The Company and the reinsurance affiliate use models in its hedging programs and many other aspects of its operations, including but not limited to the estimation of actuarial reserves, the amortization of DAC and DSI and the valuation of certain other assets and liabilities. These models rely on assumptions and projections that are inherently uncertain. Management of operational, legal and regulatory risks requires, among other things, policies, procedures and controls to record properly and verify a large number of transactions and events, and these policies, procedures and controls may not be fully effective.

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

Other Risks

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

—

Catastrophic loss of life due to natural or man-made disasters could cause us to pay benefits at higher levels and/or materially earlier than anticipated and could lead to unexpected changes in persistency rates.

—

A natural or man-made disaster could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

—

A terrorist attack affecting financial institutions in the United States or elsewhere could negatively impact the financial services industry in general and our business operations, investment portfolio and profitability in particular.

—

Pandemic disease, caused by a virus such as H5N1, the “avian flu” virus, or H1N1, the “swine flu” virus, could have a severe adverse effect on our business. The potential impact of such a pandemic on our results of operations and financial position is highly speculative, and would depend on numerous factors, including: in the case of the avian flu virus, the probability of the virus mutating to a form that can be passed easily from human to human; the effectiveness of vaccines and the rate of contagion; the regions of the world most affected; the effectiveness of treatment for the infected population; the rates of mortality and morbidity among various segments of the insured population; the collectability of reinsurance; the possible macroeconomic effects of a pandemic on the Company’s asset portfolio; the effect on lapses and surrenders of existing policies, as well as sales of new policies; and many other variables.

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

We face intense competition from domestic and foreign insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and credit and financial strength ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. The competitive landscape in which we operate may be further affected by government sponsored programs, as well as by longer term fiscal policies, adopted in the U.S. and outside of the U.S. in response to dislocations in financial markets and the economy. Competitors that receive governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, or that are not subject to the same regulatory constraints, may have or obtain pricing or other competitive advantages. Changes in laws and regulations in response to adverse market and economic conditions may result in us being classified differently than competitors for purposes of capital and other requirements, potentially affecting our ability to compete and the competitive landscape generally.

Competition for desirable non-affiliated distribution channels is also intense. The loss of key personnel or non-affiliated distribution channels could have an adverse effect on our business and profitability.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Office space is provided by Prudential Insurance, as described in the Notes to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

See Note 12 to the Consolidated Financial Statements under “Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our business prescribed by such matters.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the Forward-Looking Statements included below the Table of Contents, “Risk Factors,” and the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Management’s narrative addresses the financial condition of Pruco Life as of December 31, 2012, compared with December 31, 2011, and its results of operations for the years ended December 31, 2012 and 2011.

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

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality, expense, and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance. The Company earns mortality, expense fees, and asset administration fees on the servicing of separate account products including universal and variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Profitability

The Company’s profitability depends principally on its ability to price our insurance and annuity products at a level that enables us to earn a margin over the costs associated with providing benefits and administering those products. Profitability also depends on, among other items, our actuarial and policyholder behavior experience on insurance and annuity products, our ability to attract and retain customer assets, generate and maintain favorable investment results, and manage expenses.

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

Financial and Economic Environment.     Although economic and financial conditions continue to show signs of improvement, global market conditions and uncertainty continue to be factors in the markets in which we operate. This uncertainty, particularly in the equity markets, has led to, among other things, increased demand for guaranteed retirement income solutions.

The low interest rate environment we have experienced in recent years has impacted the profitability of certain products we offer as well as returns on the investment portfolio backing our insurance liabilities.

Regulatory Environment.     Financial market dislocations have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks applicable to our businesses. In addition, state insurance laws regulate all aspects of our businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have begun to implement significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities, and universal life products with secondary guarantees.

On October 19, 2012, our ultimate parent, Prudential Financial Inc., received notice that it is under consideration by the Financial Stability Oversight Council (the “Council”) for a proposed determination that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System pursuant to the Dodd-Frank Act (as a “Covered Company”). The notice of consideration indicates that Prudential Financial is being reviewed in stage 3 of the three-stage process described in the Council’s interpretative guidance for Covered Company determinations and does not constitute a notice of a proposed determination. Prudential Financial is entitled, under the applicable regulations, to contest such consideration. Nevertheless, the Council may determine to issue to Prudential Financial a written notice of determination that it is a Covered Company, in which event we would be entitled to request a nonpublic evidentiary hearing before the Council. The prudential standards under the Dodd-Frank Act include requirements regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. See “Business—Regulation” and “Risk Factors” for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

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

Competitive Environment.     For the annuities business, traditional competitors continue to take actions to either exit the marketplace or de-risk products in response to recent market volatility. New non-traditional competitors are beginning to enter this marketplace. In 2012, we implemented modifications to scale back benefits and increase pricing for certain product features. We believe our current product offerings are competitively positioned and that our differentiated risk management strategies will provide us with an attractive risk and profitability profile. All of our new variable annuity sales, as well as a significant portion of our in force business, where an optional living benefit has been elected, include an asset transfer feature, which is a feature that is valued in the variable annuity market.

The individual life market is mature and, due to the large number of competitors, competition is driven mainly by price and service. The economy has exacerbated pressure on pricing, creating an even greater challenge of maintaining pricing discipline. Many of our competitors took pricing actions in 2012 in response to the low interest rate environment, following our own price increases implemented in 2009 and 2010. Our individual life sales in 2012 benefited from a strong competitive position as a result of these competitor actions. Maintaining this competitive positioning is dependent on sources of financing for the reserves associated with this business and timely utilization of the associated tax benefits.

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. See Note 2 to our Consolidated Financial Statements for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal contracts qualify for deferral. We have also deferred costs associated with sales inducements related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 7 to the Consolidated Financial Statements. We amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2012, DAC for our life products was $0.9 billion and DAC for our annuity products was $2.7 billion. As of December 31, 2012, DSI was $0.8 billion, related entirely to our annuity products.

Amortization methodologies

DAC associated with term life policies is amortized in proportion to gross premiums.

DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts is amortized over the expected life of these policies in proportion to total gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities, as discussed below. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 13 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations.”

Total gross profits include both actual experience and estimates of gross profits for future periods. We regularly evaluate and adjust the related DAC and DSI balances with a corresponding charge or credit to current period earnings for the impact of actual gross profits and changes in our assumptions regarding estimated future gross profits on our DAC and DSI amortization rates. Adjustments to the DAC and DSI balances include the impact to our estimate of total gross profits of the annual review of assumptions, our quarterly adjustments for current period experience and our quarterly adjustments for market performance. Each of these adjustments is further discussed below in “Annual assumptions review and quarterly adjustments.”

We include the impact of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities in actual gross profits used as the basis for calculating current period amortization, including any impacts that are recorded in the reinsurance affiliate. We include only certain of these impacts in our best estimate of gross profits used to determine DAC and DSI amortization rates. Beginning in 2012, we include the difference between the change in the fair value of hedge positions and the change in the value of an internally-defined hedge target in our best estimate of total gross profits used for determining amortization rates each quarter, without regard to the permanence of the changes. In 2011 and the second half of 2010, we included these impacts only to the extent this net amount was determined by management to be other-than-temporary. The internally-defined hedge target is grounded in a U.S. GAAP/capital markets valuation framework, with three notable modifications.

1.	The impact of non-performance risk, or “NPR,” is excluded to maximize protection against the entire projected claim irrespective of the possibility of our own default.

2.	A credit spread is added to the risk-free rate of return assumption used under U.S. GAAP to estimate future growth of bond investments in the customer separate account funds in order to better replicate the projected returns within those funds.

3.	The equity volatility assumption is adjusted to remove certain risk margins required under U.S. GAAP valuation which are used in the projection of customer account values, as we believe the impact of these margins is highly sensitive to short-term market conditions and does not reflect the long-term nature of these guarantees.

Prior to changing our hedging strategy to incorporate the internally-defined hedge target in the second half of 2010, we considered the change in the fair value of hedge positions and the change in the embedded derivative liability as defined under U.S. GAAP, excluding the impact of the market-perceived risk of our own non-performance, each quarter in determining amortization rates. These changes over time reflect our regular review of the estimated profitability of our business, changes in our hedging strategy and other factors. For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features to Pruco Re, see “Item 1. Business—Products—Individual Annuities” and Note 13 to the Consolidated Financial Statements.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance. A significant portion of gross profits for our variable annuity contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn, costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

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

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods

As of December 31, 2012, our variable annuities business utilizes distinct rates of return for equity and fixed income investments. Assumptions for this business reflect an 8.0% long-term equity expected rate of return and a near-term mean reversion equity rate of return of 9.1%. As of

December 31, 2012, all contract groups within our variable annuities business utilized these rates, as the near-term mean reversion equity rate of return was less than our 13% maximum. Fixed income expected rates of return include a risk-free return plus a credit spread and consider the duration and credit profile of the respective bond funds. Fixed income returns reflect a grading from current rates up to long term rates over a ten year period. The weighted average fixed income expected rate of return after the ten year grading period is 5.5%.

As of December 31, 2012, our variable life insurance business utilizes blended rates of return, which are based on a long-term expected distribution of funds between equity and fixed income funds. Assumptions for this business reflect a long-term blended expected rate of return of 6.2%, which includes a 8.1% long-term equity expected rate of return and a 4.4% fixed income expected rate of return. The 4.4% fixed income expected rate of return is a levelized rate, which blends current rates and long-term expected returns. Assumptions also reflect a near-term mean reversion blended rate of return of 5.0%. As of December 31, 2012, all contract groups within our variable life insurance business utilize these rates, as the near-term equity rate of return was less than our 13% maximum.

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

	December 31, 2012

	Increase/(Reduction) in DAC	Increase/(Reduction) in DSI

	(in millions)
Decrease in future rate of return by 100 basis points	$(114)	$(38)
Increase in future rate of return by 100 basis points	$90	$30

Life Products

For our variable and universal life policies, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions represent our expected claims experience over the life of these policies and are developed based on Company experience or standard industry tables. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually in the third quarter. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations.

The following table provides a demonstration of the sensitivity of that DAC balance relative to our future mortality assumptions by quantifying the adjustments that would be required, assuming both an increase and decrease in our future mortality rate by 1%. While the information below is for illustrative purposes only and does not reflect our expectations regarding future mortality assumptions, it is a near-term, reasonably likely hypothetical change that illustrates the potential impact of such a change. This information considers only the direct effect of changes in our mortality assumptions on the DAC balance with no changes in any other assumptions such as persistency, future rate of return, or expenses included in our evaluation of DAC, and does not reflect changes in reserves, such as the unearned revenue reserve, which would partially offset the adjustments to the DAC balance reflected below.

December 31, 2012

Increase/(Reduction) in DAC

(in millions)
Decrease in future mortality by 1%	$19
Increase in future mortality by 1%	$(20)

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

Policyholder Liabilities

Future Policy Benefit Reserves

We establish reserves for future policy benefits to, or on behalf of, policyholders in the same period in which the policy is issued, using methodologies prescribed by U.S. GAAP. In applying these methodologies, we are required to make certain reserve assumptions. For most contracts, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation. After these reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date without provisions for adverse deviation. If reserves determined based on these best estimate assumptions are greater than the net liabilities (i.e., reserves net of any DAC asset), the existing net liabilities are adjusted by first reducing the DAC asset by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DAC balance, we then increase the reserve by the excess, again through a charge to current period earnings. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually in the third quarter of each year, unless a material change is observed in an interim period that we feel is indicative of a long term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities. The following paragraphs provide additional details about our reserves for our individual life and annuity businesses.

The future policy benefit reserves related to term life products are determined as the present value of expected future benefits to or on behalf of policyholders less the present value of future net premiums, which are discussed more fully in Note 7 to the Consolidated Financial Statements. The expected future benefits are determined using assumptions as to mortality and lapse. Mortality assumptions are generally based on the Company’s historical experience or standard industry tables, as applicable; and our interest rate assumptions are based on current and expected net investment returns.

Future policy benefits also include reserves for guaranteed minimum death benefits (“GMDBs”) and optional living benefit features related to our variable annuity products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features see Note 10 to the Consolidated Financial Statements.

In establishing reserves for GMDBs and guaranteed minimum income benefits (“GMIBs”) related to variable annuity contracts, we must make estimates and assumptions about the timing of annuitization, contract lapses and contractholder mortality, as well as interest rates and equity market returns. Assumptions relating to contractholder behavior, such as the timing of annuitization and contract lapses, are based on our experience by contract group, and vary by product type and year of issuance. We adjust base lapse rate assumptions at the contract level based on a comparison of the actuarially-calculated value and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges.

This dynamic lapse rate adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. Mortality assumptions are generally based on standard industry tables, which we adjust based on our historical experience, and also incorporate a mortality improvement assumption. Over the last several years, the Company’s most significant assumption updates that have resulted in changes to our reserves for the GMDBs and GMIBs have been related to lapse experience and other contractholder behavior assumptions and revisions to expected future rates of returns on investments. The Company expects these assumptions to be the ones most likely to cause significant changes in the future. Changes in these assumptions can be offsetting and can also impact our DAC and other balances as discussed above. For additional information on the calculation of these reserves, see Note 7 to the Consolidated Financial Statements.

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

December 31, 2012

Increase/(Reduction) in GMDB/GMIB Reserves

(in millions)
Decrease in future rate of return by 100 basis points	$76
Increase in future rate of return by 100 basis points	$(59)

For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2012 and 2011, see “—Results of Operations”.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have annuitized, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves.

Unearned revenue reserves for variable and universal life contracts

Our unearned revenue reserve, or URR, reported as a component of “Policyholders’ account balances,” is $156 million as of December 31, 2012. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized over the expected lives of the contracts in proportion to the products’ estimated gross profits, similar to DAC as discussed above.

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

December 31, 2012
Increase/ (Reduction) in URR
(in millions)
Decrease in future mortality by 1%	$18
Increase in future mortality by 1%	$(18)

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

Items required by tax regulations to be included in the tax return may differ from the items reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements may be different than the actual rate applied on the tax return. Some of these differences are permanent such as expenses that are not deductible in our tax return, and some differences are temporary, reversing over time, such as valuation of insurance reserves. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred, or expenditures for which we have already taken a deduction in our tax return but have not yet been recognized in our financial statements.

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

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes, would have resulted in an increase or decrease in our consolidated income from continuing operations in 2012 of $8.6 million.

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

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 9 to the Consolidated Financial Statements for a discussion of the impact in 2010, 2011 and 2012 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

Changes in Financial Position

December 31, 2012 versus December 31, 2011

Total assets increased $25,971 million, from $76,251 million at December 31, 2011 to $102,222 million at December 31, 2012.

Separate account assets increased $22,730 million, from $58,157 million at December 31, 2011 to $80,887 million at December 31, 2012, primarily driven by positive net flows from variable annuity new business sales and market appreciation.

Reinsurance recoverables increased $1,303 million from $5,729 million at December 31, 2011 to $7,032 million at December 31, 2012. The increase in reinsurance recoverables was primarily driven by higher term reserves and universal life policyholders’ account balances ceded under affiliated reinsurance agreements primarily due to business growth and the coinsurance agreement between PLNJ and PAR U, effective July 1, 2012. Also contributing to the increase was an increase in the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefit embedded derivatives, primarily resulting from an increase in the present value of future expected benefit payments driven by tightening of our NPR spreads and the unfavorable impact of assumption updates primarily related to policyholder behavior. See Note 13 to the Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

Deferred policy acquisition and deferred sales inducement costs increased $1,379 million from $3,088 million at December 31, 2011 to $4,467 million at December 31, 2012. The increase is primarily driven by the capitalization of commissions related to variable annuity new business sales.

Total investments increased $505 million from $8,587 million at December 31, 2011 to $9,092 million at December 31, 2012. The increase in total investments was primarily driven by continued universal life sales and inforce growth.

Total liabilities increased $25,250 million, from $73,456 million at December 31, 2011 to $98,706 million at December 31, 2012.

Separate account liabilities increased $22,730 million, offsetting the increase in separate account assets described above.

Future policy benefits and other policyholder liabilities increased $1,403 million, from $5,294 million at December 31, 2011 to $6,697 million at December 31, 2012, primarily driven by the mark-to-market increases to the liability for living benefit embedded derivatives, as described above. Also contributing to the increase was an increase in reserves supporting term business arising from business growth.

Policyholder account balances increased $745 million, from $7,812 million at December 31, 2011 to $8,557 million at December 31, 2012, primarily driven by continued universal life sales and inforce growth.

Short-term and long-term debt to affiliates increased by $482 million, from $1,301 million at December 31, 2011 to $1,783 million at December 31, 2012, primarily driven by increased borrowings to fund new business commissions resulting from annuity sales.

Results of Operation

		Years Ended December 31,
		2012		2011
		(in thousands)
Operating results:
Revenues:
Annuity Products	$	1,417,797	$	1,025,826
Life Products and Other		806,480		1,105,858

	$	2,224,277	$	2,131,684

Benefits and expenses:
Annuity Products	$	687,201	$	1,904,786
Life Products and Other		671,699		581,097

	$	1,358,900	$	2,485,883

Income (loss) from Operations before Income Taxes
Annuity Products	$	730,596	$	(878,960)
Life Products and Other		134,781		524,761

	$	865,377	$	(354,199)

Annuity Products

Income (Loss) from Operations before Income Taxes

2012 to 2011 Annual Comparison. Income (loss) from operations before income taxes increased $1,610 million from a loss of $879 million for the year ended December 31, 2011 to income of $731 million for the year ended December 31, 2012. Results for both periods include the impact on the amortization of DAC and DSI, and on reserves for the GMDB and GMIB features, of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

Excluding these items, income (loss) from operations before income taxes increased $227 million, primarily driven by higher fee income, net of distribution and amortization costs, related to higher average variable annuity account values invested in separate accounts due to positive net flows from new business sales as well as market appreciation. The primary driver offsetting this increase was higher general and administrative expenses, net of capitalization, primarily due to higher costs associated with business expansion.

The following table reflects the impact on the amortization of DAC/DSI and on the GMDB/GMIB reserves of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Years ended December 31,

	2012	2011
	(1)
	(in millions)
Impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions	$429	$(846)
Impacts of changes in the estimated profitability of the business	113	(121)

Total	$542	$(967)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC/DSI and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge. The favorable variance was primarily driven by NPR losses in the reinsurance affiliate in 2012, which resulted in amortization benefits, compared to NPR gains in 2011 which resulted in amortization expense. Negative NPR adjustments in the reinsurance affiliate in 2012 were primarily driven by tightening of NPR spreads. NPR gains in the reinsurance affiliate in 2011 were primarily driven by a higher base of embedded derivative liabilities before NPR due to declines in interest rates and equity markets. For additional information regarding the living benefit hedging program and the reinsurance of certain optional living benefit features, see “Item 1. Business-Products-Individual Annuities.”

The impacts of changes in the estimated profitability of the business include adjustments to GMDB/GMIB reserves and the amortization of DAC/DSI for the impacts of market performance, current period experience and the annual review and update of assumptions performed in the third quarter. The $113 million net benefit in 2012 was primarily driven by the impact of positive market performance on customer accounts relative to our assumptions and the impact of positive current period experience or experience true-up adjustments, partially offset by the impact of annual assumption updates. These annual assumption updates were driven by updates to our economic assumptions, primarily reflecting reductions to our long-term interest and equity rate of return assumptions, partially offset by updates to actuarial assumptions and other refinements. The net benefit in 2012 from the experience true-up adjustments was also driven by positive experience related to the change in the fair value of the hedge target liability and the change in the fair value of the hedge assets, primarily in the reinsurance affiliate due to favorable market conditions. For additional information regarding the net hedging impacts that are included in our best estimate of gross profits used to set amortization rates, see “—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.” The $121 million net charge in 2011 was primarily driven by the impact of negative market performance on customer accounts relative to our assumptions.

Revenues, Benefits and Expenses

2012 to 2011 Annual Comparison. Revenues increased $392 million year over year. This increase was primarily driven by an increase of $327 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances driven by higher average separate account asset balances due to positive net flows from new business sales and market appreciation. Also contributing to the increase was an increase of $82 million in asset management fees driven by higher customer account values year over year as described above.

Benefits and expenses decreased $1,218 million. This decrease was primarily driven by a favorable variance of $1,127 million in DAC amortization and $330 million in interest credited to policyholders’ account balances, which includes DSI amortization. Lower DAC and DSI amortization is related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Partially offsetting these decreases was an increase in general and administrative expenses, net of capitalization, of $163 million due to higher initiative spending and operating expenses driven by business expansion and higher asset based trail commissions due to higher average variable annuity account values, as discussed above. Also offsetting these decreases was an increase in policyholders benefits, including changes in reserves, of $74 million, primarily due to adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, driven by the impact of annual assumption updates, as discussed above.

Life Products and Other

Income (Loss) from Operations before Income Taxes

2012 to 2011 Annual Comparison. Income (loss) from operations before income taxes decreased $390 million including a $5 million unfavorable comparative change from the impact of certain changes in our estimated profitability of the business on the amortization of DAC and unearned revenue reserves (“URR”) as well as the impact on the reserve for the GMDB feature in certain contracts. These changes were based on our annual review and update of economic and actuarial assumptions, which resulted in a net charge of $8 million in 2012 driven by a reduction to long-term interest rate and equity return assumptions, which increased the amortization of DAC and URR and reserves for the GMDB features in certain contracts, partially offset by an increase in the amortization of the deferred gain arising from the coinsurance agreement between the Company, excluding its subsidiaries, and PAR U. The annual review and update of economic and actuarial assumptions in 2011 resulted in a net charge of $3 million, driven by more favorable lapse and mortality experience, which increased reserves for the GMDB features in certain contracts and reduced both the amortization of DAC and URR.

Absent the effect of these items, income from operations before income taxes decreased $385 million driven by a $407 million decline in net realized investment gains including a $352 million gain in 2011 realized on a portion of an embedded derivative recaptured upon modification of the reinsurance agreement of no-lapse guarantees with UPARC in the third quarter of 2011, including $39 million arising from the settlement of this recapture, $73 million of realized gains in 2011 related to asset transfers to affiliates, and a $37 million increase in realized losses related to derivatives that are part of the Company’s Capital Protection Framework. The decrease in net realized gains was partially offset by a $61 million realized loss in 2011 related to the embedded derivative arising from the settlement of the coinsurance premiums payable as part of the third quarter 2011 coinsurance agreement between the Company, excluding its subsidiaries, and PAR U and a decrease in amortization of deferred policy acquisition costs net of related amortization of unearned revenue reserves including a $13 million charge in the second quarter of 2011 arising from an understatement of amortization of deferred policy acquisition costs in prior periods and a $5 million decrease resulting from changes in our estimates of total gross profits reflecting more favorable market conditions on separate account fund performance in comparison to 2011. See Note 13 to the Consolidated Financial Statements for more information on transactions with affiliates and see the Liquidity and Capital Resources section for additional information on the Company’s Capital Protection Framework.

Revenues, Benefits and Expenses

2012 to 2011 Annual Comparison. Revenues decreased $299 million. This decrease was primarily driven by a $407 million decline in net realized investment gains as discussed above. A $32 million decrease in policy charges and fee income including the impact of the variable life in force run-off, an increase in ceded policy charges arising from the third quarter 2011 coinsurance agreement between the Company, excluding its subsidiaries, and PAR U as well as the third quarter 2012 coinsurance agreement between PLNJ and PAR U, and a $16 million decrease in net investment income arising from the transfer of assets to PAR U as consideration for the coinsurance agreements mentioned above and lower portfolio yields also contributed to the decrease. These decreases were partially offset by a $128 million increase in amortization of URR reflecting the impact of the annual reviews and update of economic and actuarial assumptions, a $31 million increase in asset management fees and other revenue driven by amortization of the deferred gain arising from the third quarter 2011 coinsurance agreement between the Company, excluding its subsidiaries, and PAR U, including a $9 million increase arising from the annual reviews and update of economic and actuarial assumptions, and the impact of continued universal life business growth. See Note 13 to the Consolidated Financial Statements for more information on transactions with affiliates.

Benefits and expenses increased $91 million including a $143 million increase associated with annual reviews conducted in both periods. Absent these annual reviews, benefits and expenses decreased $53 million. The decrease includes a $42 million decrease in policyholders’ benefits, including interest credited to policyholders’ account balances, primarily driven by the impacts of the third quarter 2011 coinsurance agreement between the Company, excluding its subsidiaries, and PAR U and the third quarter 2012 coinsurance agreement between PLNJ and PAR U, which drove a lower increase in reserves for future policy holder benefits and a decline in interest credited to policyholders’ account balances. Also contributing to the decrease was a $30 million decline in amortization of deferred policy acquisition costs including $13 million arising from a charge in the second quarter of 2011 related to the understatement of deferred reinsurance expense allowances related to affiliated reinsurance of our term business in prior periods and $7 million due to changes in our estimates of total gross profits reflecting more favorable market conditions on separate account fund performance in comparison to 2011. These decreases were partially offset by a $17 million increase in general and administrative expenses. See Note 13 to the Consolidated Financial Statements for more information on transactions with affiliates.

Liquidity and Capital Resources

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operations of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. The ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and our access to the capital markets through affiliates as described herein.

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including reasonably foreseeable stress scenarios. We have a capital management framework in place that facilitates the allocation of capital and approval of capital uses, and we forecast capital sources and uses on a quarterly basis. Furthermore, we employ a “Capital Protection Framework” to ensure the availability of sufficient capital resources to maintain adequate capitalization and competitive risk-based capital ratios under reasonably foreseeable stress scenarios.

The Dodd-Frank Act may result in the imposition of new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. Prudential Financial is currently under consideration by the Financial Stability Oversight Council for a proposed determination that it should be subject to these and other regulatory standards and to supervision by the Board of Governors of the Federal Reserve System under the Dodd Frank Act. See “Business—Regulation” and “Risk Factors” for information regarding the potential impact of the Dodd-Frank Act.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. In addition, we also use an economic capital framework to inform capital decisions.

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC is calculated based on statutory financial statements and risk formulas consistent with NAIC, practices. The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. As of December 31, 2012 the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, and business growth, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers could result in higher required statutory capital levels. The regulatory capital level of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure sufficient capital resources are available to maintain adequate capitalization and a competitive risk based capital ratio, under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impact from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and a competitive RBC ratio under reasonably foreseeable stress scenarios.

The Capital Protection Framework includes a program, managed at the Prudential Financial parent company level, designed to mitigate the impact of a severe equity market stress event on the statutory capital of Prudential Financial and its subsidiaries, as a whole. The program focuses on tail risk to protect statutory capital in a cost-effective manner under stress scenarios. To support this tail risk, in addition to holding on-balance sheet and other contingent sources of capital, as part of this program the Company has purchased equity index-linked derivatives that are designed to mitigate the impact of a severe equity market stress event on statutory capital. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors.

Affiliated Captive Reinsurance Companies

Prudential Financial and the Company use captive reinsurance companies to more effectively manage its capital on an economic basis and to enable the aggregation and transfer of risks. In the normal course of business, Prudential Financial provides support to these captives through net worth maintenance agreements and/or guarantees of certain of the captives’ obligations.

Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is non-economic. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to implement reinsurance and capital management actions to satisfy these reserve requirements, including financing these non-economic reserves through internal and external solutions.

We also manage certain risks associated with our variable annuity products through arrangements with an affiliated captive reinsurance company. We reinsure variable annuity living benefit guarantees to an affiliated captive reinsurance company, Pruco Re. This enables Prudential Financial to execute its living benefit hedging program within one legal entity, Pruco Re. Since Pruco Re is domiciled and subject to regulation in the State of Arizona, the Company is able to claim statutory reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by PLNJ, Pruco Re must collateralize its obligations under the reinsurance arrangement in order for PLNJ to claim a reinsurance reserve credit for its business ceded. This requirement is satisfied by Pruco Re depositing assets into statutory reserve credit trusts.

Insurance regulators are reviewing life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from this review. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our financial results, liquidity and capital position may be adversely affected.

Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We segment our investment portfolios and employ an asset/liability management approach specific to the requirements of each of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

Liquidity is measured against internally developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate liquidity under various stress scenarios, including company-specific and market-wide events. We believe we have adequate liquidity, including under these stress scenarios.

Cash Flow

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities and sales as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities.

We believe that the cash flows from our operations are adequate to satisfy our current liquidity requirements. The continued adequacy of this liquidity will depend upon factors such as future securities market conditions, changes in interest rate levels, contractholder perceptions of our financial strength, customer behavior, catastrophic events and the relative safety and attractiveness of competing products, each of which could lead to reduced cash inflows or increased cash outflows. Our cash flows from investment activities result from repayments of principal, proceeds from maturities and sales of invested assets and investment income, net of amounts reinvested. The primary liquidity risks with respect to these cash flows are the risk of default by debtors or bond insurers, our counterparties’ willingness to extend repurchase and/or securities lending arrangements, commitments to invest and market volatility. We closely manage these risks through our credit risk management process and regular monitoring of our liquidity position. In managing our liquidity, we consider the risk of policyholder and contractholder withdrawals of funds earlier than our assumptions when selecting assets to support these contractual obligations. We use surrender charges and other contract provisions to mitigate the extent, timing and profitability impact of withdrawals of funds by customers from annuity contracts and deposit liabilities.

Individual life insurance policies are less susceptible to withdrawal than our annuity reserves and deposit liabilities because policyholders may be subject to a new underwriting process in order to obtain a new insurance policy. Our annuity reserves with guarantee features may be less susceptible to withdrawal than historical experience indicates, due to the current value of these guarantee features to policyholders as a result of market declines in recent years as well as the unavailability of comparable products in the marketplace. Gross account withdrawals were consistent with our assumptions in asset/liability management, and the associated cash outflows did not have a material adverse impact on our overall liquidity.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2012 and 2011 the Company had liquid assets of $6,676 million and $6,149 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $524 million and $571 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, $5,782 million, or 94%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $354 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

Given the size and liquidity profile of our investment portfolios, we believe that claim experience, including customer withdrawals and surrenders, varying from our projections does not constitute a significant liquidity risk. Our asset/liability management process takes into account the expected maturity of investments and expected claim payments as well as the specific nature and risk profile of the liabilities. To the extent we need to pay claims in excess of projections, we may borrow temporarily or sell investments sooner than anticipated to pay these claims, which may result in increased borrowing costs or realized investment gains or losses affecting results of operations. The payment of claims and sale of investments earlier than anticipated would have an impact on the reported level of cash flow from operating and investing activities, respectively, in our financial statements. Historically, there has been no significant variation between the expected maturities of our investments and the payment of claims.

Prudential Funding, LLC

Prudential Financial and Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, borrow funds in the capital markets primarily through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding positive tangible net worth at all times.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Risk Management

Market risk is the risk of change in the value of financial instruments as a result of absolute or relative changes in, among other things, interest rates, foreign currency exchange rates and equity prices. To varying degrees, the investment activities supporting all of our products and services generate exposure to market risk. The primary source of our exposure to market risk is “other than trading” activities conducted in our insurance and annuity operations. The market risk incurred and our strategies for managing this risk vary by product. The market risk associated with “trading” activities is immaterial.

Risk management includes the identification and measurement of various forms of risk, the establishment of risk thresholds and the creation of processes intended to maintain risks within these thresholds while optimizing returns on the underlying assets or liabilities. As an indirect wholly-owned subsidiary of Prudential Financial, the Company benefits from the risk management strategies implemented by its parent. Risk range limits are established for each type of risk, and are approved by the Investment Committee of the Prudential Financial Board of Directors and subject to ongoing review. Our risk management process is an integral part of managing our core business and utilizes a variety of risk management tools and techniques, including:

—	Measures of price sensitivity to market changes (e.g., interest rates, foreign exchange, equity index prices)
—	Value-at-Risk, or “VaR” measures
—	Asset/liability management analytics
—	Stress scenario testing
—	Hedging programs
—	Risk management governance, including risk oversight committees, policies and limits

For additional information regarding the potential impacts of interest rate and other market fluctuations, as well as general economic and market conditions on our businesses and profitability, see Item 1A. “Risk Factors.” For additional information regarding our liquidity and capital resources see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Market Risk Related to Interest Rates

Assets that subject us to interest rate risk primarily include fixed maturity securities, commercial mortgage and other loans and policy loans. Liabilities that subject us to interest rate risk primarily include fixed immediate annuities and policyholder account balances relating to non-variable life insurance products, fixed rate annuities, and the fixed investment option offered in our variable life insurance and annuity products, as well as through outstanding short-term and long-term debt. Changes in interest rates create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Derivatives that subject us to interest rate risk primarily include interest rate swaps. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

—	Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments
—	Asset-based fees earned on assets under management or contractholder account value
—	Estimated total gross profits and the amortization of deferred policy acquisition and other costs
—	Net exposure to the guarantees provided under certain products

In order to mitigate the unfavorable impact that the current interest rate environment has on our net interest margins, we employ a proactive asset-liability management program, which includes strategic asset allocation and derivative strategies within a disciplined risk management framework. These strategies seek to match the characteristics of our products, and to closely approximate the interest rate sensitivity of the assets with the estimated interest rate sensitivity of the product liabilities. Our asset-liability management program also helps manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives. We adjust this dynamic process as products change, as customer behavior changes and as changes in the market environment occur. As a result, our asset-liability management process has permitted us to manage interest-sensitive products successfully through several market cycles.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints tailored to the rate sensitivity of products in each entity. As of December 31, 2012 and 2011, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

The Company also mitigates interest rate risk through a market value adjusted (“MVA”) provision on certain of the Company’s fixed investment options. This MVA provision limits interest rate risk by subjecting the contractholder to an MVA when funds are withdrawn or transferred to variable investment options before the end of the guarantee period. In the event of rising interest rates, which generally make the fixed maturity securities underlying the guarantee less valuable, the MVA could be negative. In the event of declining interest rates, which generally make the fixed maturity securities underlying the guarantee more valuable, the MVA could be positive. The resulting increase or decrease in the value of the fixed option, from calculation of the MVA, is designed to offset the decrease or increase in the market value of the securities underlying the guarantee.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2012 and 2011. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve, which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets associated with products for which investment risk is borne primarily by the separate account contractholders.

	December 31, 2012			December 31, 2011

	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available for sale	$-	$6,144	$(325)	$-	$5,567	$(233)
Policy loans	-	1,455	(116)	-	1,401	(114)
Commercial loans	-	1,617	(65)	-	1,544	(64)
Derivatives: (1)
Futures	-	-	-	-	-	-
Swaps	2,272	81	(191)	1,090	94	(70)
Options	24,243	38	(3)	7,957	28	(0)
Forwards	5	-	(0)	7	-	(0)
Financial Liabilities with Interest Rate Risk:
Investment Contracts	-	(793)	2	-	(674)	3

Total Estimated Potential Loss	-	-	(698)	-	-	(478)

(1)	Includes fixed maturities classified as trading securities under U.S. GAAP, but are held for “other than trading” activities.

(2)	Excludes variable annuity optional living benefits accounted for as embedded derivatives.

The tables above do not include approximately $14,457 million and $12,429 million of insurance reserve and deposit liabilities as of December 31, 2012 and 2011, respectively, which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities set forth in these tables. The tables above also exclude variable annuity optional living benefits accounted for as embedded derivatives as the Company generally reinsures the risks associated with these benefits to an affiliated reinsurance company, Pruco Re, as part of its risk management strategy. See “Item 1. Business—Products—Individual Annuities” for information regarding the reinsurance to Pruco Re and the living benefit hedging program, which is primarily executed within Pruco Re.

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

Market Risk Related to Equity Prices

We have exposure to equity price risk through our investments in equity securities, equity-based derivatives and certain variable annuity and other living benefit feature embedded derivatives. As discussed above, our variable annuity optional living benefits accounted for as embedded derivatives are generally reinsured to an affiliate as part of our risk management strategy. Our equity based derivatives are primarily held as part of our capital hedging program, discussed below. Changes in equity prices create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Additionally, changes in equity prices may impact other items including, but not limited to, the following:

—	Asset-based fees earned on assets under management or contractholder account value
—	Estimated total gross profits and the amortization of deferred policy acquisition and other costs

We actively manage investment equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. For equity investments within the separate accounts, the investment risk is borne primarily by the separate account contractholder rather than by the Company.

Our capital hedging program is managed at the Prudential Financial parent company level. The program broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The Company owns a portion of the derivatives related to the program. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors. Our estimated equity price risk associated with these capital hedges as of December 31, 2012 and 2011 was $14 million and $7 respectively, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

Market Risk Related to Foreign Currency Exchange Rates

The Company is exposed to foreign currency exchange rate risk in its domestic general account investment portfolios and previously through its operations in Taiwan.

For our domestic general account investment portfolios our foreign currency exchange rate risk arises primarily from investments that are denominated in foreign currencies. We manage this risk by hedging substantially all domestic foreign currency-denominated fixed-income investments into U.S. dollars. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities.

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

We manage our foreign currency exchange rate risks within specified limits, and using VaR-based analysis. This statistical technique estimates, at a specified confidence level, the potential pre-tax loss in portfolio market value that could occur over an assumed time horizon due to adverse market movements.

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

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates, equity prices and foreign currency exchange rates, including to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter market. See Note 11 to the Consolidated Financial Statements for a description of derivative activities as of December 31, 2012 and 2011.

Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2012 are included in Part IV, Item 15 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART III

Item 14.  Principal Accountant Fees and Services

The Audit Committee of the Board of Directors of Prudential Financial has appointed PricewaterhouseCoopers LLP as the independent auditor of Prudential Financial and certain of its domestic and international subsidiaries, including the Company. The Audit Committee of Prudential Financial has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The specific information called for by this item is hereby incorporated by reference to the section entitled “Item 2—Ratification of the Appointment of Independent Registered Public Accounting Firm” in Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 14, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	(1) and (2) Financial Statements of the Registrant and its subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” hereof and are filed as part of this Report.

(a) (3)	Exhibits

2.	Not applicable.

3(i)(a)	The Articles of Incorporation of Pruco Life Insurance Company (as amended through October 19, 1993) are incorporated by reference to the initial Registration Statement on Form S-6 of Pruco Life Variable Appreciable Account as filed July 2, 1996, Registration No. 333-07451.

3(ii)	By-Laws of Pruco Life Insurance Company (as amended through May 6, 1997) are incorporated by reference to Form 10-Q as filed August 15, 1997, Registration No. 33-37587.

4.	Exhibits

4(a)	Modified Guaranteed Annuity Contract is incorporated by reference to the Registrant’s Registration Statement on Form S-1 as filed November 2, 1990, Registration No. 33-37587.

4(b)	Market-Value Adjustment Annuity Contract (Discovery Preferred Select variable annuity) is incorporated by reference to Form N-4, Registration No. 33-61125, filed July 19, 1995, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(c)	Market-Value Adjustment Annuity Contract (Discovery Select variable annuity) is incorporated by reference to Form N-4, Registration No. 333-06701, filed June 24, 1996, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(d)	Market-Value Adjustment Annuity Contract (Strategic Partners Horizon annuity) is incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to Form S-1, Registration No. 333-89530, filed September 27, 2002.

4(e)	Market-Value Adjustment Annuity Contract Endorsement (Strategic Partners Annuity 3 variable annuity) is incorporated by reference to the Registrant’s registration statement on Form S-3, Registration No. 333-103474, filed February 27, 2003.

4(f)	Market-Value Adjustment Annuity Contract (Strategic Partners FlexElite variable annuity) is incorporated by reference to Post-Effective Amendment No. 1 to Form N-4, Registration No.333- 75702, filed February 14, 2003, on behalf of the Pruco Life Flexible Premium Variable Annuity Account.

4(g)	Market Value Adjustment Option Rider (Prudential Premier Retirement Variable Annuity X Series, L Series, B Series and C Series) is incorporated by reference to the Registration Statement on Form N-4, Registration No. 333-162673, filed on October 26, 2009, on behalf of Pruco Life Flexible Premium Variable Annuity Account.

4(h)	Market Value Adjustment Option Rider (Prudential Premier Retirement Variable Annuity) is incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-4, Registration No. 333-170466, filed on April 1, 2011, on behalf of Pruco Life Flexible Premium Variable Annuity Account.

9.	None.

10.	None.

11.	Not applicable.

12.	Not applicable.

13.	Not applicable.

16.	Not applicable.

18.	None.

22.	None.

23.	Not applicable.

24.	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 15th day of March 2013.

PRUCO LIFE INSURANCE COMPANY (Registrant)

By:	/s/ Robert F. O’Donnell
Robert F. O’Donnell
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2013.

Signature	Title

/s/ Robert F. O’Donnell Robert F. O’Donnell	President, Chief Executive Officer and Director

/s/ Yanela C. Frias Yanela C. Frias	Vice President, Chief Financial Officer and Director

*Kent D. Sluyter Kent D. Sluyter	Director

*Robert M. Falzon Robert M. Falzon	Director

*Bernard J. Jacob Bernard J. Jacob	Director

*John Chieffo John Chieffo	Director

*Richard F. Lambert Richard F. Lambert	Director

* By:	/s/ Joseph D. Emanuel
Joseph D. Emanuel
(Attorney-in-Fact)

PRUCO LIFE INSURANCE COMPANY

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2012, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

March 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly owned subsidiary of The Prudential Insurance Company of America) and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 of the consolidated financial statements, the Company changed the manner in which it accounts for the costs associated with acquiring or renewing insurance contracts and the presentation of comprehensive income. Further, as described in Note 13 of the consolidated financial statements, the Company has entered into extensive transactions with affiliated entities.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

March 15, 2013

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Financial Position

As of December 31, 2012 and December 31, 2011 (in thousands, except share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2012 – $5,662,255; 2011 – $5,151,406)	$6,135,765	$5,544,124
Equity securities, available for sale, at fair value (cost: 2012 – $3,119; 2011 – $9,627)	4,327	8,269
Trading account assets, at fair value	11,376	25,843
Policy loans	1,079,714	1,050,878
Short-term investments	112,337	283,281
Commercial mortgage and other loans	1,463,977	1,406,492
Other long-term investments	284,489	268,486

Total investments	9,091,985	8,587,373
Cash and cash equivalents	412,109	287,423
Deferred policy acquisition costs	3,679,061	2,545,600
Accrued investment income	90,653	86,020
Reinsurance recoverables	7,032,175	5,729,116
Receivables from parents and affiliates	183,044	195,543
Deferred sales inducements	787,891	542,742
Income taxes	9,910	76,066
Other assets	47,453	44,555
Separate account assets	80,887,276	58,156,771

TOTAL ASSETS	$102,221,557	$76,251,209

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$8,557,077	$7,811,674
Future policy benefits and other policyholder liabilities	6,696,813	5,294,308
Cash collateral for loaned securities	48,068	153,651
Securities sold under agreements to repurchase	-	40,491
Short-term debt to affiliates	272,000	129,000
Long-term debt to affiliates	1,511,000	1,172,000
Payables to parent and affiliates	6,694	3,377
Other liabilities	726,737	694,497
Separate account liabilities	80,887,276	58,156,771

TOTAL LIABILITIES	98,705,665	73,455,769

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 12)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	818,303	836,021
Retained earnings	2,427,628	1,743,291
Accumulated other comprehensive income	267,461	213,628

TOTAL EQUITY	3,515,892	2,795,440

TOTAL LIABILITIES AND EQUITY	$102,221,557	$76,251,209

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2012 , 2011 and 2010 (in thousands)

	2012	2011	2010
REVENUES
Premiums	$68,136	$72,787	$66,392
Policy charges and fee income	1,534,763	1,109,495	591,047
Net investment income	417,510	439,950	438,244
Asset administration fees	286,302	203,508	81,358
Other income	74,013	43,861	51,319
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(34,926)	(71,348)	(120,637)
Other-than-temporary impairments on fixed maturity securities
transferred to Other comprehensive income	28,692	62,379	108,826
Other realized investment gains (losses), net	(150,213)	271,052	122,445

Total realized investment gains (losses), net	(156,447)	262,083	110,634

TOTAL REVENUES	2,224,277	2,131,684	1,338,994

BENEFITS AND EXPENSES
Policyholders’ benefits	353,494	312,211	(891)
Interest credited to policyholders’ account balances	165,992	502,585	250,517
Amortization of deferred policy acquisition costs	(38,969)	973,203	66,428
General, administrative and other expenses	878,383	697,884	505,956

TOTAL BENEFITS AND EXPENSES	1,358,900	2,485,883	822,010

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	865,377	(354,199)	516,984

Income taxes:
Current	216,654	42,474	157,318
Deferred	(35,614)	(263,930)	(29,219)

Total Income tax expense (benefit)	181,040	(221,456)	128,099

NET INCOME (LOSS)	$684,337	$(132,743)	$388,885

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	192	(178)	(195)
Unrealized investment gains (losses) for the period	105,543	122,946	97,392
Reclassification adjustment for (gains) losses included in net income	(22,644)	(75,822)	46,532

Net unrealized investment gains (losses)	82,899	47,124	143,924

Other comprehensive income (loss), before tax:	83,091	46,946	143,729
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	67	(62)	(68)
Net unrealized investment gains (losses)	29,191	16,479	50,205

Total	29,258	16,417	50,137
Other comprehensive income (loss), net of tax:	53,833	30,529	93,592

COMPREHENSIVE INCOME (LOSS)	$738,170	$(102,214)	$482,477

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Equity

Years Ended December 31, 2012, 2011 and 2010 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2009	$2,500	$828,858	$2,000,457	$75,767	$2,907,582
Impact of adoption of accounting changes	-	-	(387,157)	13,740	(373,417)
Contributed capital	-	10	-	-	10
Affiliated asset transfers	-	(36,642)	-	-	(36,642)
Dividend to parent	-	-	(100,000)	-	(100,000)
Comprehensive income (loss):
Net income (loss)	-	-	388,885	-	388,885
Other comprehensive income (loss), net of tax	-	-	-	93,592	93,592

Total comprehensive income (loss)					482,477

Balance, December 31, 2010	$2,500	$792,226	$1,902,185	$183,099	$2,880,010
Contributed/distributed capital-parent/child asset transfers	-	3,543	-	-	3,543
Affiliated asset transfers	-	40,252	(26,151)	-	14,101
Comprehensive income (loss):
Net income (loss)	-	-	(132,743)	-	(132,743)
Other comprehensive income (loss), net of tax	-	-	-	30,529	30,529

Total comprehensive income (loss)					(102,214)

Balance, December 31, 2011	$2,500	$836,021	$1,743,291	$213,628	$2,795,440
Contributed/distributed capital-parent/child asset transfers	-	(17,718)	-	-	(17,718)
Comprehensive income (loss):

Net income (loss)	-	-	684,337	-	684,337
Other comprehensive income (loss), net of tax	-	-	-	53,833	53,833

Total comprehensive income (loss)					738,170

Balance, December 31, 2012	$2,500	$818,303	$2,427,628	$267,461	$3,515,892

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010 (in thousands)

	2012	2011	2010
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$684,337	$(132,743)	388,885
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(163,640)	(127,683)	(204,264)
Interest credited to policyholders’ account balances	165,992	502,585	250,517
Realized investment (gains) losses, net	156,447	(262,083)	(110,634)
Amortization and other non-cash items	(56,322)	(68,098)	(20,870)
Change in:
Future policy benefits and other insurance liabilities	1,337,078	870,582	728,898

Reinsurance recoverables	(1,117,361)	(798,474)	(819,599)
Accrued investment income	(6,372)	6,785	(2,686)
Receivables from parent and affiliates	5,571	46,595	(37,402)
Payables to parent and affiliates	855	(48,064)	7,754

Deferred policy acquisition costs	(1,210,728)	(123,100)	(839,806)
Income taxes payable	81,763	(412,217)	(56,052)
Deferred sales inducements	(199,005)	(289,642)	(246,006)
Other, net	7,961	156,698	(34,532)

Cash flows from (used in) operating activities	$(313,424)	$(678,859)	$(995,797)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$1,019,890	$1,069,922	1,843,933
Short-term investments	1,424,173	1,167,039	1,069,535
Policy loans	131,511	122,721	115,225
Ceded policy loans	(7,951)	(1,861)	-
Commercial mortgage and other loans	149,621	82,098	64,520
Other long-term investments	11,557	10,612	24,443
Equity securities, available for sale	9,862	10,355	15,978
Trading account assets, at fair value	14,325	5,174	4,527
Payments for the purchase/origination of:			-

Fixed maturities, available for sale	(1,646,619)	(1,135,456)	(1,846,086)

Short-term investments	(1,253,361)	(1,203,342)	(1,143,338)
Policy loans	(129,521)	(102,230)	(119,752)
Ceded policy loans	16,320	5,538	-
Commercial mortgage and other loans	(239,086)	(204,951)	(305,789)
Other long-term investments	(75,664)	(70,641)	(62,979)
Equity securities, available for sale	(5,024)	(8,528)	(6,777)
Notes receivable from parent and affiliates, net	5,714	6,842	55,863
Other	(1,885)	2,757	4,852

Cash flows from (used in) investing activities	$(576,138)	$(243,951)	$(285,845)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$4,154,752	$3,044,607	3,092,710
Ceded policyholders’ account deposits	(312,528)	(117,916)	-

Policyholders’ account withdrawals	(3,178,207)	(2,555,035)	(2,328,806)
Ceded policyholders’ account withdrawals	31,419	8,824	-
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(146,074)	114,612	(128,177)
Dividend to parent	-	-	(100,000)
Contributed/Distributed capital - parent/child asset transfers	(20,900)	3,543	10
Net change in financing arrangements (maturities 90 days or less)	29,000	129,000	-
Drafts outstanding	3,786	(59,401)	72,793
Net change in long-term borrowing	453,000	277,000	895,000

Cash flows from (used in) financing activities	$1,014,248	$845,234	$1,503,530

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124,686	(77,576)	221,888
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	287,423	364,999	143,111

CASH AND CASH EQUIVALENTS, END OF PERIOD	$412,109	$287,423	$364,999

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes (refunded) paid	$134,603	$166,606	$185,220
Interest paid	$43,717	$33,104	$3,212

Significant Non Cash Transactions

Cash Flows from Investing Activities in the December 31, 2012 Consolidated Statement of Cash Flows excludes $202 million of decreases in fixed maturities, available for sale and commercial mortgages related to the coinsurance transaction between the Company and Prudential Arizona Reinsurance Universal Company, or “PAR U,” an affiliate (See Note 13). The assets transferred included $156 million of consideration for the initial premium due under the coinsurance agreement with this affiliate and $46 million to Prudential Financial Inc., the Company’s ultimate parent company, to settle tax expenses arising from this coinsurance transaction.

Cash Flows from Investing Activities in the 2011 Consolidated Statement of Cash Flows excludes $313 million of increases in fixed maturities, available for sale related to a non-cash transfer of assets to the Company. These assets were received as consideration of premium due to the Company for the recapture of policies issued prior to January 1, 2011 previously reinsured by Universal Prudential Arizona Reinsurance Company, or “UPARC,” an affiliate (See Note 13).

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

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York.

Beginning in March 2010, Prudential Annuities Life Assurance Corporation (“PALAC”), an affiliate of the Company, ceased offering its existing variable and fixed annuity products (and where offered, the companion market value adjustment option) to new investors upon the launch of a new product line by the Company. In general, the new product line offers the same optional living benefits and optional death benefits as offered by PALAC’s existing variable annuities. These initiatives were implemented to create operational and administrative efficiencies by offering a single product line of annuity products from a more limited group of legal entities.

Acquisition of The Hartford’s Individual Life Insurance Business

On January 2, 2013, Prudential Financial announced that Prudential Insurance acquired The Hartford’s individual life insurance business through a reinsurance transaction. The total cash consideration was $615 million consisting primarily of a ceding commission to provide reinsurance for approximately 700,000 Hartford life insurance policies with net retained face amount in force of approximately $135 billion. This acquisition increases our scale in the U.S. individual life insurance market, particularly universal life products, and provides complimentary distribution opportunities through expanded wirehouse and bank distribution channels.

In connection with this transaction, Prudential Insurance retroceded to the Company, the portion of the assumed business that is classified as guaranteed universal life insurance (“GUL”) with account values of approximately $4.2 billion as of September 30, 2012. The Company has reinsured more than 79,000 GUL policies with a net retained face amount in force of approximately $35 billion. The Company then retroceded all of the GUL policies to an affiliated captive reinsurance company. Collectively, these transactions do not have a material impact on the stockholder’s equity, as determined in accordance with U.S. Generally Accepted Accounting Principles, or the statutory capital and surplus of the Company.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments and Investment Related Liabilities

The Company’s principal investments are fixed maturities; equity securities; commercial mortgage and other loans; policy loans; other long-term investments, including joint ventures (other than operating joint ventures), limited partnerships, and real estate; and short-term investments. Investments and investment-related liabilities also include securities repurchase and resale agreements and securities lending transactions. The accounting policies related to each are as follows:

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 10 for additional information regarding the determination of fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For asset-backed and mortgage-backed securities rated below AA, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” or (“AOCI.”)

Trading account assets, at fair value, represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these assets are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, available-for-sale are comprised of common stock, and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements, and future policy benefits that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when declared.

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

The allowance for losses on commercial mortgage loans and other loans can increase or decrease from period to period based on the factors noted above. “Realized investment gains (losses), net” includes changes in the allowance for losses. “Realized investment gains (losses), net” also includes gains and losses on sales, certain restructurings, and foreclosures.

When a commercial mortgage or other loan is deemed to be uncollectible, any specific valuation allowance associated with the loan is reversed and a direct write down to the carrying amount of the loan is made. The carrying amount of the loan is not adjusted for subsequent recoveries in value.

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are fully collateralized by the cash surrender value of associated insurance policies.

Securities repurchase and resale agreements and securities loaned transactions are used to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, or as well as U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third party custodian. These securities are valued daily and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. Securities to be repurchased are the same, or substantially the same, as those sold. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income;” however, for transactions used for funding purposes, the associated borrowing cost is reported as interest expense (included in “General and administrative expenses”).

Securities loaned transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities loaned transactions are with large brokerage firms. Income and expenses associated with securities loaned transactions used to earn spread income are reported as “Net investment income;” however, for securities loaned transactions used for funding purposes the associated rebate is reported as interest expense (included in “General and administrative expenses”).

Other long-term investments consist of the Company’s investments in joint ventures and limited partnerships, other than operating joint ventures, as well as wholly-owned investment real estate and other investments. Joint venture and partnership interests are either accounted for using the equity method of accounting or under the cost method when the Company’s partnership interest is so minor (generally less than 3%) that it exercises virtually no influence over operating and financial policies. The Company’s income from investments in joint ventures and partnerships accounted for using the equity method or the cost method, other than the Company’s investment in operating joint ventures, is included in “Net investment income.” The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In applying the equity method or the cost method (including assessment for other-than-temporary impairment), the Company uses financial information provided by the investee, generally on a one to three month lag.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Short-term investments primarily consist of investments in certain money market funds as well as highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value.

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment.

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

An other-than-temporary impairment is recognized in earnings for a debt security in an unrealized loss position when the Company either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. For all debt securities in unrealized loss positions that do not meet either of these two criteria, the Company analyzes its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment. The Company may use the estimated fair value of collateral as a proxy for the net present value if it believes that the security is dependent on the liquidation of collateral for recovery of its investment. If the net present value is less than the amortized cost of the investment an other-than-temporary impairment is recognized.

When an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than-temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and its net present value calculated as described above. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in “Other comprehensive income (loss)” (“OCI”). Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of AOCI.

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to prepayment assumptions, cash flow estimates include assumptions regarding the underlying collateral including default rates and recoveries which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, certain money market investments and other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in “Trading account assets, at fair value.” The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents.

Deferred Policy Acquisition Costs

Costs that vary with and that are directly related to the acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such deferred policy acquisition costs (“DAC”) primarily include commissions, costs of policy

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. See below under “Adoption of New Accounting Pronouncements” for a discussion of the new authoritative guidance adopted effective January 1, 2012, regarding which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of estimated gross profits, estimated gross margins, or premiums less benefits and maintenance expenses, as applicable. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

Policy acquisition costs related to interest sensitive and variable life products and fixed and variable deferred annuity products are deferred and amortized over the expected life of the contracts (periods ranging from 30 – 99 years) in proportion to gross profits arising principally from investment results, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive the blended future rate of return assumptions. However, if the projected future rate of return calculated using this approach is greater than the maximum future rate of return assumption, the maximum future rate of return is utilized in deriving the blended future rate of return assumption. In addition to the gross profit components previously mentioned, the impact of the embedded derivatives associated with certain optional living benefit features of the Company’s variable annuity contracts and related hedging activities are also included in actual gross profits used as the basis for calculating current period amortization and, in certain instances, in management’s estimate of total gross profits used for setting the amortization rate, regardless of which affiliated legal entity this activity occurs. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 13. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. The effect of changes to estimated gross profits on unamortized deferred acquisition costs is reflected in “Amortization of deferred policy acquisition costs” in the period such estimated gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

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

Deferred sales inducements

The Company offers various types of sales inducements to contractholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to recoverability testing at the end of each reporting period to ensure that the balance does not exceed the present value of anticipated gross profits. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” See Note 7 for additional information regarding sales inducements.

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

Future Policy Benefits

The Company’s liability for future policy benefits is primarily comprised of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 7. These reserves represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Note 10.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have annuitized, where the timing and amount of payment depends on policyholder mortality, less the present value of future net premiums. Expected mortality is generally based on the Company’s historical experience or standard industry tables. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves.

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

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than variable and interest-sensitive life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future benefits and expenses) is deferred and recognized into revenue in a constant relationship to insurance inforce. Benefits are recorded as an expense when they are incurred. Benefits and expenses for these products also include amortization of DAC. A liability for future policy benefits is recorded when premiums are recognized using the net premium method.

Revenues for variable deferred annuity contracts consist of charges against contractholder account values or separate accounts for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract. Revenues for mortality and expense risk charges and administration fees are recognized as assessed against the contractholder. Surrender charge revenue is recognized when the surrender charge is assessed against the contractholder at the time of surrender. Benefit reserves for the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities.”

Revenues for variable immediate annuity and supplementary contracts with life contingencies consist of certain charges against contractholder account values including mortality and expense risks and administration fees. These charges and fees are recognized as revenue when assessed against the contractholder. Benefit reserves for variable immediate annuity contracts represent the account value of the contracts and are included in “Separate account liabilities.”

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity considerations when received. Benefit reserves for these contracts are based on applicable actuarial standards with assumed interest rates that vary by contract year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities.” Assumed interest rates ranged from 1.00% to 8.25% at December 31, 2012, and from 1.00% to 8.25% at December 31, 2011.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Revenues for variable life insurance contracts consist of charges against contractholder account values or separate accounts for mortality and expense risk fees, administration fees, cost of insurance fees, taxes and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contractholder. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products also include amortization of DAC. Benefit reserves for variable life insurance contracts represent the account value of the contracts and are included in “Separate account liabilities.”

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used in a non-broker-dealer capacity to manage the interest rate and currency characteristics of assets or liabilities and to mitigate volatility of expected non-U.S. earnings. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 11, all realized and unrealized changes in fair value of non-broker-dealer related derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

Derivatives are recorded either as assets, within “Other trading account assets, at fair value” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

The Company designates derivatives as either (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); or (2) a derivative that does not qualify for hedge accounting.

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

When a derivative is designated as a cash flow hedge and is determined to be highly effective, changes in its fair value are recorded in AOCI until earnings are affected by the variability of cash flows being hedged (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). At that time, the related portion of deferred gains or losses on the derivative instrument is reclassified and reported in the income statement line item associated with the hedged item.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

If it is determined that a derivative no longer qualifies as an effective cash flow hedge or management removes the hedge designation, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” The component of AOCI related to discontinued cash flow hedges is reclassified to the income statement line associated with the hedged cash flows consistent with the earnings impact of the original hedged cash flows.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, or because it is probable that the forecasted transaction will not occur by the end of the specified time period, the derivative will continue to be carried on the balance sheet at its fair value, with changes in fair value recognized currently in “Realized investment gains (losses), net.” Any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized currently in “Realized investment gains (losses), net.” Gains and losses that were in AOCI pursuant to the hedge of a forecasted transaction are recognized immediately in “Realized investment gains (losses), net.”

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

The Company, excluding its subsidiaries, also sells certain universal life products that contain a no lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance of this no lapse guarantee results in an embedded derivative that incurs market risk primarily in the form of interest rate risk. Interest rate sensitivity can result in changes in the value of the underlying contractual guarantees that are carried at fair value and included in “Reinsurance recoverables,” and changes in “Realized investment gains (losses), net.” In the third quarter of 2011, the Company amended its reinsurance agreement resulting in a recapture of a portion of this business (See Note 13) effective July 1, 2011. Pursuant to the recapture amendment, the settlement of the recapture premium occurred subsequent to the effective date of the recapture. As a result, the recapture premium was treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. This adjustment was equal to the earned interest and changes in market values from the effective date through the settlement date related to fixed maturity securities from an asset portfolio within UPARC. This settlement feature was accounted for as a derivative.

Concurrent with the recapture discussed above, the Company entered into a new coinsurance agreement with an affiliate, PAR U effective July 1, 2011. The settlement of the initial coinsurance premium also occurred subsequent to the effective date of the coinsurance agreement and contains a settlement provision similar to the recapture premium, discussed above. The adjustment to the initial coinsurance premium was equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from both an asset portfolio within the Company, as well as an asset portfolio within UPARC. The settlement feature of this agreement was accounted for as a derivative (See Note 13 for additional information about this agreement).

In the third quarter of 2012, the Company’s wholly owned subsidiary, PLNJ, entered a new coinsurance agreement with an affiliate, PAR U effective July 1, 2012. The settlement of the initial coinsurance premium occurred subsequent to the effective date of the coinsurance agreement. As a result, the settlement was treated as if settled on the effective date and adjusted for the time elapsed between the effective date and the settlement date. This adjustment to the initial coinsurance premium was equal to the earned interest and changes in market values from the effective date through settlement date related to fixed maturity securities from an asset portfolio within PLNJ. The settlement feature of this agreement was accounted for as a derivative (See Note 13 for additional information about this agreement).

Short-Term and Long-Term Debt

Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near term. See Note 13 for additional information regarding short-term and long-term debt.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

The Company is a member of the federal income tax return of Prudential Financial and primarily files separate company state and local tax returns. Pursuant to the tax allocation arrangement with Prudential Financial, total federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognized in the consolidated federal tax provision.

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

Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Company adopted, retrospectively, new authoritative guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. Under the amended guidance, acquisition costs are to include only those costs that are directly related to the acquisition or renewal of insurance contracts by applying a model similar to the accounting for loan origination costs. An entity may defer incremental direct costs of contract acquisition with independent third parties or employees that are essential to the contract transaction, as well as the portion of employee compensation, including payroll fringe benefits and other costs directly related to underwriting, policy issuance and processing, medical inspection, and contract selling for successfully negotiated contracts. Prior period financial information presented in these financial statements has been adjusted to reflect the retrospective adoption of the amended guidance. The lower level of costs now qualifying for deferral will be only partially offset by a lower level of amortization of “Deferred policy acquisition costs”, and, as such, will initially result in lower earnings in future periods primarily reflecting lower deferrals of wholesaler costs. The Company adopted this guidance effective January 1, 2012 and applied the retrospective method of adoption. While the adoption of this amended guidance changes the timing of when certain costs are reflected in the Company’s results of operations, it has no effect on the total acquisition costs to be recognized over time and has no impact on the Company’s cash flows.

In June 2011, the FASB issued updated guidance regarding the presentation of comprehensive income. The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under the updated guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not change the items that are reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company opted to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate but consecutive statements. The Consolidated Financial Statements included herein reflect the adoption of this updated guidance.

In May 2011, the FASB issued updated guidance regarding the fair value measurements and disclosure requirements. The updated guidance clarifies existing guidance related to the application of fair value measurement methods and requires expanded disclosures. This new guidance is effective for the first interim or annual reporting period beginning after December 15, 2011 and should be applied prospectively. The expanded disclosures required by this guidance are included in Note 10. Adoption of this guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The following tables present amounts as previously reported in 2011 and the effect of the change due to the retrospective adoption of the amended guidance related to the deferral of acquisition costs as described above within the “Effect of Change” column. Also included within the Statement of Cash Flows table within the “Impact of Restatement” column is the impact of the restatement described in Note 1 for the year ended December 31, 2011.

Consolidated Statements of Financial Position:
	December 31, 2011

	As Previously Reported (2)	Effect of Change	As Currently Reported (2)

	(in thousands)

Deferred policy acquisition costs	$3,217,508	$(671,908)	$2,545,600
Reinsurance recoverables	5,727,610	1,506	5,729,116
Income taxes receivable (1)	-	76,066	76,066
Other assets	44,557	(2)	44,555
TOTAL ASSETS	76,845,547	(594,338)	76,251,209

Policyholders’ account balances	7,808,840	2,834	7,811,674
Income taxes payable (1)	176,517	(176,517)	-
Other liabilities	646,569	47,928	694,497
TOTAL LIABILITIES	73,581,524	(125,755)	73,455,769

Retained earnings	2,233,698	(490,407)	1,743,291
Accumulated other comprehensive income	191,804	21,824	213,628
TOTAL EQUITY	3,264,023	(468,583)	2,795,440
TOTAL LIABILITIES AND EQUITY	$76,845,547	$(594,338)	$76,251,209

1)	Income taxes reported in December 31, 2011 was in a payable position. The effect of the change converted the balance to a receivable position and was moved into the asset section of the balance sheet.
2)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the U.S. Securities and Exchange commission (“SEC”) on March 9, 2012. “As currently reported” column was included in the 10-K/A filed with the SEC on July 20, 2012.

Consolidated Statements of Operations:
	Year Ended December 31, 2011

	As Previously Reported (1)	Effect of Change	As Currently Reported (1)

	(in thousands)
REVENUES
Policy charges and fee income	$1,109,123	$372	$1,109,495
Other income	42,598	1,263	43,861
Total revenues	2,130,049	1,635	2,131,684
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	1,114,843	(141,640)	973,203
General, administrative and other expenses	520,665	177,219	697,884
Total benefits and expenses	2,450,304	35,579	2,485,883
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(320,255)	(33,944)	(354,199)
Income tax expense (benefit)	(209,579)	(11,877)	(221,456)
NET INCOME (LOSS)	$(110,676)	$(22,067)	$(132,743)

(1)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with SEC on March 9, 2012. “As currently reported” column was included in the 10-K/A filed with the SEC on July 20, 2012.

Consolidated Statements of Operations:
	Year Ended December 31, 2010

	As Previously Reported (1)	Effect of Change	As Currently Reported (1)

	(in thousands)
REVENUES
Policy charges and fee income	$589,051	$1,996	$591,047
Total revenues	1,336,998	1,996	1,338,994
BENEFITS AND EXPENSES
Amortization of deferred policy acquisition costs	93,125	(26,697)	66,428
General, administrative and other expenses	352,366	153,590	505,956
Total benefits and expenses	695,117	126,893	822,010
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	641,881	(124,897)	516,984
Income tax expense (benefit)	171,813	(43,714)	128,099
NET INCOME (LOSS)	$470,068	$(81,183)	$388,885

(1)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on March 9, 2012. “As currently reported” column was included in the 10-K/A filed with the SEC on July 20, 2012.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Consolidated Statements of Cash Flows:
	Year Ended December 31, 2011

	As Previously Reported (1)	Effect of Change	Impact of Restatement	As Currently Reported (1)

	(in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Net income (loss)	$(110,676)	$(22,067)	$-	$(132,743)
Policy charges and fee income	(213,804)	(363)	86,484	(127,683)
Change in:
Reinsurance recoverables	(1,951,987)	(1,006)	1,154,519	(798,474)
Payable to parent and affiliates	(38,856)		(9,208)	(48,064)
Deferred policy acquisition costs	170,673	(12,613)	(281,160)	(123,100)
Income taxes payable	(441,534)	(11,877)	41,194	(412,217)
Other, net	332,415	47,926	(223,643)	156,698
Cash flows from (used in) operating activities	(1,447,045)	-	768,186	(678,859)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
Proceeds from the sale/maturity/prepayment of:
Fixed maturities available for sale	1,705,018	-	(635,096)	1,069,922
Ceded policy loans	(1,861)	-	-	(1,861)
Payments for the purchase/origination of:
Ceded policy loans	5,538	-	-	5,538
Cash flows from (used in) investing activities	391,145	-	(635,096)	(243,951)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
Ceded policyholders’ account deposits	-	-	(117,916)	(117,916)
Policyholders’ account withdrawals	(2,531,037)	-	(23,998)	(2,555,035)
Ceded policyholders’ account withdrawals	-	-	8,824	8,824
Cash flows from (used in) financing activities	$973,324	$-	$(133,090)	$845,234

1)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on March 9, 2012. “As currently reported” column was included in the 10-K/A filed with the SEC on July 20, 2012.

	Year Ended December 31, 2010

	As Previously Reported (1)	Effect of Change	As Currently Reported (1)

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$470,068	$(81,183)	$388,885
Policy charges and fee income	(202,268)	(1,996)	(204,264)
Change in:
Deferred policy acquisition costs	(966,699)	126,893	(839,806)
Income taxes payable	(12,338)	(43,714)	(56,052)
Cash flows from (used in) operating activities	$(995,797)	$-	$(995,797)

(1)	“As previously reported” column represents balances reported in the Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the SEC on March 9, 2012. “As currently reported” column was included in the 10-K/A filed with the SEC on July 20, 2012.

Future Adoption of New Accounting Pronouncements

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross basis and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim reporting periods within those years, and should be applied retrospectively for all comparative periods presented. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity would separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. This guidance is not expected to impact the Company’s consolidated statements of financial position or cash flows. The Company is currently assessing the impact of this guidance on the Company’s consolidated statements of operations and equity and the notes to consolidated financial statements.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$172,541	$15,088	$10	$187,619	$-
Obligations of U.S. states and their political subdivisions	79,166	6,516	485	85,197	-
Foreign government bonds	21,709	5,802	-	27,511	-
Public utilities	620,654	68,512	1,334	687,832	-
Redeemable preferred stock	6,400	360	-	6,760	-
All other corporate securities	3,601,052	309,470	6,480	3,904,042	(344)
Asset-backed securities (1)	360,258	19,362	6,146	373,474	(21,330)
Commercial mortgage-backed securities	446,558	42,932	69	489,421	-
Residential mortgage-backed securities (2)	353,917	20,228	236	373,909	(1,095)

Total fixed maturities, available-for-sale	$5,662,255	$488,270	$14,760	$6,135,765	$(22,769)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$-	$-	$-	$-
Banks, trusts & insurance companies	-	-	-	-
Industrial, miscellaneous & other	1,723	1,124	9	2,838
Non-redeemable preferred stocks	1,396	93	-	1,489
Perpetual preferred stocks	-	-	-	-

Total equity securities, available-for-sale	$3,119	$1,217	$9	$4,327

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $22 million of net unrealized gains on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2011 (4)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$144,083	$14,321	$4	$158,400	$-
Obligations of U.S. states and their political subdivisions	32,282	3,869	-	36,151	-
Foreign government bonds	32,966	6,073	4	39,035	-
Public utilities	392,168	47,552	729	438,991	-
All other corporate securities	3,369,261	270,398	7,724	3,631,935	(1,285)
Asset-backed securities (1)	376,505	19,235	22,495	373,245	(27,122)
Commercial mortgage-backed securities	505,310	37,015	2	542,323	-
Residential mortgage-backed securities (2)	298,831	25,550	337	324,044	(1,296)

Total fixed maturities, available-for-sale	$5,151,406	$424,013	$31,295	$5,544,124	$(29,703)

Equity securities available-for-sale
Common Stocks:
Public utilities	$90	$5	$23	$72
Industrial, miscellaneous & other	7,100	597	1,742	5,955
Non-redeemable preferred stocks	2,437	6	201	2,242

Total equity securities, available-for-sale	$9,627	$608	$1,966	$8,269

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $11 million of net unrealized gains or losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.
(4)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2012, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$406,454	$417,078
Due after one year through five years	1,446,066	1,556,164
Due after five years through ten years	1,347,142	1,490,672
Due after ten years	1,301,860	1,435,047
Asset-backed securities	360,258	373,474
Commercial mortgage-backed securities	446,558	489,421
Residential mortgage-backed securities	353,917	373,909

Total	$5,662,255	$6,135,765

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

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2012	2011	2010
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$116,493	$218,200	$788,657
Proceeds from maturities/repayments	903,272	836,724	919,875
Gross investment gains from sales, prepayments and maturities	31,720	83,600	45,098
Gross investment losses from sales and maturities	(1,171)	(411)	(2,497)

Equity securities, available-for-sale
Proceeds from sales	$9,862	$6,397	$6,978
Proceeds from maturities/repayments	-	3,958	9,000
Gross investment gains from sales	1,027	3,857	348
Gross investment losses from sales	(529)	-	(367)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(6,236)	$(8,969)	$(11,811)
Writedowns for other-than-temporary impairment losses on equity securities	(2,168)	(2,255)	(147)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

As discussed in Note 2, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in OCI. For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Year Ended December 31, 2012	Year Ended December 31, 2011

	(in thousands)
Balance, beginning of period	$31,507	$36,820
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,126)	(7,456)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	(3,240)	(4,055)
Credit loss impairment recognized in the current period on securities not previously impaired	15	403
Additional credit loss impairments recognized in the current period on securities previously impaired	2,266	5,630
Increases due to the passage of time on previously recorded credit losses	2,430	1,487
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(1,150)	(1,322)

Balance, end of period	$27,702	$31,507

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table sets forth the composition of trading account assets, at fair value as of the dates indicated:

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$7,647	$8,099	$21,575	$22,481
Equity securities (1)	3,083	3,277	3,135	3,362

Total trading account assets	$10,730	$11,376	$24,710	$25,843

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was ($0.5) million of losses, ($0.5) million of losses and ($0.2) million of losses during the years ended December 31, 2012, 2011 and 2010, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2012		December 31, 2011
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$273,900	18.6%	$261,699	18.4%
Retail	461,939	31.4	453,352	31.9
Apartments/Multi-Family	239,623	16.3	218,524	15.4
Office	237,566	16.2	223,587	15.8
Hospitality	50,052	3.4	61,910	4.4
Other	89,548	6.1	97,383	6.9

Total commercial mortgage loans	1,352,628	92.0	1,316,455	92.8
Agricultural property loans	117,377	8.0	102,850	7.2

Total commercial mortgage and agricultural loans by property type	1,470,005	100.0%	1,419,305	100.0%

Valuation allowance	(6,028)		(12,813)

Total net commercial and agricultural mortgage loans by property type	$1,463,977		$1,406,492

The commercial mortgage and agricultural loans are geographically dispersed throughout the United States with the largest concentrations in California (21%), New Jersey (13%), and Texas (9%) at December 31, 2012.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Activity in the allowance for losses for all commercial mortgage and other loans, for the years ended December 31, is as follows:

	2012	2011	2010
	(in thousands)
Allowance for losses, beginning of year	$12,813	$21,428	$25,742
Addition to / (release of) allowance of losses	(1,551)	(8,615)	(4,314)
Charge-off net of recoveries	(5,234)	-	-

Allowance for losses, end of year (1)	$6,028	$12,813	$21,428

(1)	Agricultural loans represent $0.4 million of the ending allowance for the years ended December 31, 2012, 2011 and 2010.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and agricultural loans for the years ended December 31:

	December 31, 2012	December 31, 2011

	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$372	$5,743
Ending balance: collectively evaluated for impairment (2)	5,656	7,070

Total ending balance	$6,028	$12,813

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$6,415	$17,849
Ending balance gross of reserves: collectively evaluated for impairment (2)	1,463,590	1,401,456

Total ending balance, gross of reserves	$1,470,005	$1,419,305

(1)	There were no agricultural loans individually evaluated for impairments at December 31, 2012 and 2011.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $117 million and $103 million at December 31, 2012 and 2011, respectively and a related allowance of $0.4 million for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of December 31, 2012 and 2011 had a recorded investment and unpaid principal balance of $6.4 million and $17.8 million and related allowance of $0.4 million and $5.7 million, respectively, primarily related to the hospitality and other property types. At both December 31, 2012 and 2011, the Company held no impaired agricultural loans. Net investment income recognized on these loans totaled $0.5 million for the twelve months ended for both December 31, 2012 and 2011.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of both December 31, 2012 and 2011, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2 loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of December 31, 2012 and December 31, 2011, 96% and 93% of the $1.5 billion and $1.4 billion recorded investment had a loan-to-value ratio of less than 80%, respectively. As of December 31, 2012 and December 31, 2011, 96% and 95% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of December 31, 2012, approximately $59 million or 4% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural loans. As of December 31, 2011, approximately $72 million or 5% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural loans.

As of both December 31, 2012 and 2011, all commercial mortgage and other loans were in current status, with the exception of $6.4 million and $1.6 million at December 31, 2012 and 2011, respectively, that were classified as past due, primarily related to other property types. As of December 31, 2012 and 2011, $6.4 million and $22.6 million, respectively, of commercial mortgage and other loans, were in non-accrual status based upon the recorded investment gross of allowance for credit losses, primarily related to hospitality and other property types. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

For the years ended December 31, 2012 and 2011, there were no commercial mortgage and other loans sold or acquired.

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms: changes to interest rates; extensions of maturity; or additions or

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. The Company has no outstanding investment related to commercial mortgage and other loans that have been restructured in a troubled debt restructuring.

As of December 31, 2012, the additional funds the Company has committed to provide to borrowers involved in a troubled debt restructuring is not material.

Other Long-Term Investments

“Other long-term investments” are comprised as follows at December 31:

	2012	2011
	(in thousands)
Company’s investment in Separate accounts	$28,584	$31,947
Joint ventures and limited partnerships	136,977	113,445
Derivatives	118,928	123,094

Total other long-term investments	$284,489	$268,486

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2012	2011	2010
	(in thousands)
Fixed maturities, available-for-sale	$270,790	$300,850	$313,036
Equity securities, available-for-sale	52	227	1,005
Trading account assets	981	1,582	1,156
Commercial mortgage and other loans	84,232	81,282	71,541
Policy loans	58,007	56,716	55,599
Short-term investments and cash equivalents	1,003	1,052	918
Other long-term investments	21,224	16,421	11,552

Gross investment income	436,289	458,130	454,807
Less: investment expenses	(18,779)	(18,180)	(16,563)

Net investment income	$417,510	$439,950	$438,244

Carrying value for non-income producing assets included in fixed maturities totaled $7 million as of December 31, 2012. Non-income producing assets represent investments that have not produced income for the preceding twelve months.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2012	2011	2010

	(in thousands)
Fixed maturities	$24,314	$74,220	$30,790
Equity securities	(1,670)	1,602	(166)
Commercial mortgage and other loans	7,307	8,615	1,379
Joint ventures and limited partnerships	-	(265)	-
Derivatives	(186,425)	177,855	78,577
Other	27	56	54

Realized investment gains (losses), net	$(156,447)	$262,083	$110,634

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as “available-for-sale” and certain other long-term investments and other assets are included in the Company’s Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$(25,885)	$18,875	$(8,037)	$5,258	$(9,789)
Cumulative effect of adoption of accounting principle	-	(2,800)	44	948	(1,808)
Net investment gains (losses) on investments arising during the period	(6,744)	-	-	2,359	(4,385)
Reclassification adjustment for (gains) losses included in net income	7,954	-	-	(2,784)	5,170
Reclassification adjustment for OTTI losses excluded from net income(1)	(29)	-	-	10	(19)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(2,262)	-	792	(1,470)
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	-	-	890	(312)	578

Balance, December 31, 2010	$(24,704)	$13,813	$(7,103)	$6,271	$(11,723)

Net investment gains (losses) on investments arising during the period	(3,779)	-	-	1,322	(2,457)
Reclassification adjustment for (gains) losses included in net income	9,623	-	-	(3,369)	6,254
Reclassification adjustment for OTTI losses excluded from net income(1)	212	-	-	(75)	137
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(3,626)	-	1,268	(2,358)
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	-	-	4,167	(1,459)	2,708

Balance, December 31, 2011	$(18,648)	$10,187	$(2,936)	$3,958	$(7,439)

Net investment gains (losses) on investments arising during the period	11,444	-	-	(4,005)	7,439
Reclassification adjustment for (gains) losses included in net income	6,755	-	-	(2,364)	4,391
Reclassification adjustment for OTTI losses excluded from net income(1)	(169)	-	-	59	(110)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(9,892)	-	3,462	(6,430)
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	-	-	3,499	(1,225)	2,274

Balance, December 31, 2012	$(618)	$295	$563	$(115)	$125

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2009	$237,158	$(167,064)	$60,831	$(45,748)	$85,177
Cumulative effect of adoption of accounting principle	-	24,236	(340)	(8,348)	15,548
Net investment gains (losses) on investments arising during the period	124,639	-	-	(43,618)	81,021
Reclassification adjustment for (gains) losses included in net income	38,578	-	-	(13,501)	25,077
Reclassification adjustment for OTTI losses excluded from net income(2)	29	-	-	(10)	19
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(51,330)	-	18,128	(33,202)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	32,199	(11,270)	20,929

Balance, December 31, 2010	$400,404	$(194,158)	$92,690	$(104,367)	$194,569

Net investment gains (losses) on investments arising during the period	128,890	-	-	(45,090)	83,800
Reclassification adjustment for (gains) losses included in net income	(85,445)	-	-	29,905	(55,540)
Reclassification adjustment for OTTI losses excluded from net income(2)	(212)	-	-	73	(139)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	14,638	-	(5,124)	9,514
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	(17,345)	6,070	(11,275)

Balance, December 31, 2011	$443,637	$(179,520)	$75,345	$(118,533)	$220,929

Net investment gains (losses) on investments arising during the period	90,693	-	-	(31,738)	58,955
Reclassification adjustment for (gains) losses included in net income	(29,399)	-	-	10,290	(19,109)
Reclassification adjustment for OTTI losses excluded from net income(2)	169	-	-	(59)	110
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(40,688)	-	14,065	(26,623)
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	50,488	(17,671)	32,817

Balance, December 31, 2012	$505,100	$(220,208)	$125,833	$(143,646)	$267,079

(1)	Includes cash flow hedges. See Note 11 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset as of the dates indicated:

	December 31, 2012	December 31, 2011	December 31, 2010

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$(618)	$(18,648)	$(24,704)
Fixed maturity securities, available-for-sale—all other	474,128	411,366	365,178
Equity securities, available-for-sale	1,208	(1,359)	1,443
Derivatives designated as cash flow hedges(1)	147	2,523	808
Other investments	29,617	31,107	32,975

Net unrealized gains (losses) on investments	$504,482	$424,989	$375,700

(1)	See Note 11 for more information on cash flow hedges.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of
U.S. government authorities and agencies	$4,338	$10	$-	$-	$4,338	$10
Obligations of U.S. states and their political subdivisions	21,128	485	-	-	21,128	485
Foreign government bonds	-	-	-	-	-	-
Corporate securities	290,127	7,070	18,221	744	308,348	7,814
Asset-backed securities	44,821	76	24,997	6,070	69,818	6,146
Commercial mortgage-backed securities	12,549	60	521	9	13,070	69
Residential mortgage-backed securities	20,276	164	4,347	72	24,623	236

Total	$393,239	$7,865	$48,086	$6,895	$441,325	$14,760

Equity securities, available-for-sale	$54	$9	$-	$-	$54	$9

	December 31, 2011
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of
U.S. government authorities and agencies	$4,696	$4	$-	$-	$4,696	$4
Obligations of U.S. states and their political subdivisions	-	-	-	-	-	-
Foreign government bonds	96	4	-	-	96	4
Corporate securities	196,766	6,060	13,355	2,393	210,121	8,453
Asset-backed securities	57,956	389	69,641	22,106	127,597	22,495
Commercial mortgage-backed securities	563	-	1,051	2	1,614	2
Residential mortgage-backed securities	4,706	213	4,022	124	8,728	337

Total	$264,783	$6,670	$88,069	$24,625	$352,852	$31,295

Equity securities, available-for-sale	$3,016	$1,966	$-	$-	$3,016	$1,966

The gross unrealized losses, related to fixed maturities at December 31, 2012 and 2011 are composed of $9 million and $10 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $6 million and $21 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2012, $6 million of the gross unrealized losses represented declines in value of greater than 20%, $0 million of which had been in that position for less than six months, as compared to $22 million at December 31, 2011 that represented declines in value of greater than 20%, $3 million of which had been in that position for less than six months. At December 31, 2012 and 2011, the $7 million and $25 million respectively, of gross unrealized losses of twelve months or more were concentrated in asset-backed securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2012 and 2011. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At December 31, 2012, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At December 31, 2012, less than $1 million of the gross unrealized losses related to equity securities, represented declines in value of greater than 20%, none of which have been in that position for less than six months. At December 31, 2011, $2 million of the gross unrealized losses represented declines in value of greater than 20%, $1.4 million of which had been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2012 or 2011.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Securities Pledged and Special Deposits

The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase and futures contracts. At December 31, the carrying value of investments pledged to third parties as reported in the Consolidated Statements of Financial Position included the following:

	2012	2011
	(in thousands)
Fixed maturity securities, available for sale	$46,115	$189,143
Trading account assets	187	232
Equity Securities	9	-

Total securities pledged	$46,311	$189,375

As of December 31, 2012, the carrying amount of the associated liabilities supported by the pledged collateral was $48 million. Of this amount, $48 million was “Cash collateral for loaned securities.” There were no “Securities sold under agreements to repurchase.” As of December 31, 2011, the carrying amount of the associated liabilities supported by the pledged collateral was $194 million. Of this amount, $40 million was “Securities sold under agreements to repurchase” and $154 million was “Cash collateral for loaned securities.”

Fixed maturities of $4 million at December 31, 2012 and 2011 were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)
Balance, beginning of year	$2,545,600	$2,693,689	$1,913,804
Capitalization of commissions, sales and issue expenses	1,171,759	1,096,301	906,235
Amortization- Impact of assumption and experience unlocking and true-ups	60,313	(25,242)	75,579
Amortization- All other	(21,344)	(947,961)	(142,007)
Change in unrealized investment gains and losses	(53,651)	9,973	(59,922)
Ceded DAC upon Coinsurance Treaty with PAR U (See Note 13)	(23,616)	(281,160)	-

Balance, end of year	$3,679,061	$2,545,600	$2,693,689

Deferred acquisition costs include reductions in capitalization and amortization related to reinsurance expense allowances resulting from the coinsurance treaties with PARCC, PAR TERM, PAR III and PAR U, as well as reductions for the initial balance transferred to PAR U at inception of the coinsurance agreements as discussed in Note 13.

Ceded capitalization amounted to $249 million, $208 million and $220 million in 2012, 2011 and 2010, respectively. Ceded amortization amounted to $180 million, $70 million and $67 million in 2012, 2011 and 2010, respectively. The ceded portion of the impact of changes in unrealized gains/(losses) increased the deferred acquisition cost asset $44 million and $147 million in 2012 and 2011, respectively.

5.     POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2012	2011

	(in thousands)
Life insurance – domestic	$3,804,994	$3,184,177
Life insurance – Taiwan	1,109,723	977,889
Individual and group annuities	82,050	68,612
Policy claims and other contract liabilities	1,700,046	1,063,630

Total future policy benefits	$6,696,813	$5,294,308

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the aggregate of (1) the present value of expected future payments, and (2) any premium deficiency reserves. Assumptions as to mortality are based on the Company’s experience, and in certain instances, industry experience, when the basis of the reserve is established. The interest rates used in the determination of present values range from 1.36% to 14.75%, with approximately 7.74% of the reserves based on an interest rate in excess of 8.00%. The interest rate used in the determination of group annuities reserves is 14.75%.

Future policy benefits for other contract liabilities are generally equal to the present value of expected future payments based on the Company’s experience. Other contract liabilities also includes liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts which are discussed in Note 7. The interest rates used in the determination of the present values range from 0.53% to 6.20%.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2012	2011

	(in thousands)
Interest-sensitive life contracts	$5,327,169	$4,645,659
Individual annuities	1,736,810	1,826,854
Guaranteed interest accounts	820,502	776,731
Other	672,596	562,430

Total policyholders’ account balances	$8,557,077	$7,811,674

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Interest crediting rates range from 3.00% to 4.95% for interest-sensitive contracts. Interest crediting rates for individual annuities may range from 1.00 % to 9.00 % with less than 0.01 % of policyholders’ account balances with interest crediting rates in excess of 8.00%. Interest crediting rates for guaranteed interest accounts range from 1.00 % to 6.00%. Interest crediting rates range from 0.50 % to 8.00 % for other.

6.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential of Taiwan, PARCC, UPARC, PAR U, Pruco Re, and PAR TERM, and its parent company, Prudential Insurance, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Effective July 1, 2012, the Company recaptured business reinsured with PAR III, an affiliate and subsequently reinsured the business with PARCC. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, are as follows:

	2012	2011	2010

	(in thousands)
Premiums	$1,221,990	$1,127,239	$1,061,881
Reinsurance ceded	(1,153,854)	(1,054,452)	(995,489)

Premiums	$68,136	$72,787	$66,392

Direct policy charges and fees	$2,048,167	$1,445,303	$1,032,261
Reinsurance ceded	(513,404)	(335,808)	(441,214)

Policy charges and fees	$1,534,763	$1,109,495	$591,047

Policyholders’ benefits ceded	$854,721	$742,529	$678,782
Realized capital gains (losses) net, associated with derivatives	$(53,842)	$1,185,096	$(497,195)

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

Reinsurance recoverables included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2012	2011

	(in thousands)
Domestic life insurance-affiliated	$4,619,282	$3,876,626
Domestic individual annuities-affiliated	1,287,660	869,159
Domestic life insurance-unaffiliated	9,673	(658)
Taiwan life insurance-affiliated	1,115,560	983,989

	$7,032,175	$5,729,116

Substantially all reinsurance contracts are with affiliates as of December 31, 2012 and 2011. These contracts are described further in Note 13.

The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2012	2011	2010

	(in thousands)
Gross life insurance face amount in force	$612,238,145	$569,684,855	$546,708,450
Reinsurance ceded	(557,559,303)	(517,857,797)	(492,314,245)

Net life insurance face amount in force	$54,678,842	$51,827,058	$54,394,205

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The Company also issues annuity contracts with market value adjusted investment options (“MVAs”), which provide for a return of principal plus a fixed rate of return if held to maturity, or, alternatively, a “market adjusted value” if surrendered prior to maturity or if funds are allocated to other investment options. The market value adjustment may result in a gain or loss to the Company, depending on crediting rates or an indexed rate at surrender, as applicable. The Company also issues fixed deferred annuity contracts without MVA that have a guaranteed credited rate and annuity benefit.

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

For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including fixed income and equity market returns, contract lapses and contractholder mortality.

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits.” As of December 31, 2012 and 2011, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2012			December 31, 2011

	In the Event of Death	At Annuitization/ Accumulation (1)		In the Event of Death	At Annuitization/ Accumulation (1)

Variable Annuity Contracts		(in thousands)

Return of Net Deposits
Account value	$55,348,881	$	N/A	$37,091,904	$	N/A
Net amount at risk	144,758		N/A	$947,037		N/A
Average attained age of contractholders	61		N/A	60		N/A
Minimum return or contract value
Account value	$17,627,105		$64,710,758	$14,074,097		$43,987,117
Net amount at risk	$1,937,955		$2,177,244	$2,571,505		$3,048,978
Average attained age of contractholders	66		61	66		60
Average period remaining until earliest expected annuitization	N/A		0.23 years	N/A		0.55 years

(1)	Includes income and withdrawal benefits as described herein

	December 31, 2012	December 31, 2011

	In the Event of Death
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
No Lapse Guarantees
Separate account value	$2,686,820	$2,418,679
General account value	$2,922,481	$2,089,347
Net amount at risk	$66,004,950	$54,917,077
Average attained age of contractholders	52 years	52 years

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2012	December 31, 2011

	(in thousands)
Equity funds	$42,765,421	$23,180,461
Bond funds	24,280,753	23,125,115
Money market funds	3,618,360	2,493,553

Total	$70,664,534	$48,799,129

In addition to the above mentioned amounts invested in separate account investment options, $2.311 billion and $2.367 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA feature, were invested in general account investment options in 2012 and 2011, respectively. In 2012, 2011 and 2010 there were no gains or losses on transfers of assets from the general account to a separate account.

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

	GMDB		GMIB	GMWB/GMIWB/ GMAB	Total

	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity

	(in thousands)
Balance as of December 31, 2009	$79,923	$143,171	$26,539	$(17,539)	$232,094
Incurred guarantee benefits (1)	5,522	18,496	361	(435,284)	(410,905)
Paid guarantee benefits	(36,616)	(560)	(182)	-	(37,358)

Balance as of December 31, 2010	$48,829	$161,107	$26,718	$(452,823)	$(216,169)
Incurred guarantee benefits (1)	87,111	66,082	7,120	1,365,810	1,526,123
Paid guarantee benefits	(38,305)	(2,280)	(828)	-	(41,413)

Balance as of December 31, 2011	$97,635	$224,909	$33,010	$912,987	$1,268,541
Incurred guarantee benefits (1)	145,022	94,007	21,916	504,903	765,848
Paid guarantee benefits	(40,590)	(13,929)	(540)	-	(55,059)

Balance as of December 31, 2012	$202,067	$304,987	$54,386	$1,417,890	$1,979,330

(1) Incurred guarantee benefits include the portion of assessments established as additions to reserves as well as changes in estimates affecting the reserves. Also includes changes in the fair value of features considered to be embedded derivatives.

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the death benefits in excess of the account balance. The GMIB liability associated with variable annuities is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the projected income benefits in excess of the account balance. The portion of assessments used is chosen such that, at issue (or, in the case of acquired contracts, at the acquisition date), the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The GMIB liability associated with fixed annuities is determined each period by estimating the present value of projected income benefits in excess of the account balance. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier assumptions should be revised.

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

The GMWB features provide the contractholder with access to a guaranteed remaining balance if the account value is reduced to zero through a combination of market declines and withdrawals. The guaranteed remaining balance is generally equal to the protected value under the contract, which is initially established as the greater of the account value or cumulative deposits when withdrawals commence, less cumulative withdrawals. The contractholder accesses the guaranteed remaining balance through defined annual payments. The contractholder also has the option, after a specified time period, to reset the guaranteed remaining balance to the then-current account value, if greater. The GMWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which was available under only one of the GMIWBs the Company no longer offers) guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contractholder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an automatic rebalancing element that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

As part of its risk management strategy, the Company limits its exposure to these risks through a combination of product design elements, such as an asset transfer feature and affiliated reinsurance agreements. The asset transfer feature, included in the design of certain optional living benefits, transfers assets between certain variable investments selected by the annuity contractholder and, depending on the benefit feature, a fixed rate account in the general account or a bond portfolio within the separate accounts. The transfers are based on the static mathematical formula, used with the particular optional benefit, which considers a number of factors, including, but not limited to, the impact of investment performance of the contractholder total account value. In general, but not always, negative investment performance may result in transfers to a fixed-rate account in the general account or a bond portfolio within the separate accounts, and positive investment performance may result in transfers back to contractholder-selected variable investments. Other product design elements utilized for certain products to manage these risks include asset allocation restrictions and minimum issuance age requirements. For risk management purposes the Company segregates the variable annuity living benefit features into those that include the asset transfer feature including certain GMIWB riders and certain GMAB riders that feature the GRO policyholder benefits; and those that do not include the asset transfer feature, including certain legacy GMIWB, GMWB, GMAB and GMIB riders. Living benefit riders that include the asset transfer feature also include GMDB riders, and as such the GMDB risk in these riders also benefits from the asset transfer feature.

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

	2012	2011	2010

	(in thousands)

Balance, beginning of year	$542,742	$537,943	$296,341
Capitalization	198,955	289,642	246,006
Amortization-Impact of assumption and experience unlocking and true-ups	53,108	(24,919)	15,638
Amortization-All other	(9,985)	(260,964)	(26,373)
Change in unrealized investment gains (losses)	3,071	1,040	6,330

Balance, end of year	$787,891	$542,742	$537,943

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

8.	STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

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

Statutory net income (loss) for the Company amounted to $591 million, ($589) million, and $277 million for the years ended December 31, 2012, 2011, and 2010, respectively. Statutory surplus of the Company amounted to $2,211 million and $1,496 million at December 31, 2012 and 2011, respectively.

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include publications of the NAIC, state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the Arizona Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $599 million in 2013 without prior approval. In 2011 and 2012, there were no dividends nor any returns of capital paid by the Company to the parent company. The Company paid a dividend of $100 million in 2010, of which $90 million was considered an ordinary dividend and $10 million was considered an extraordinary dividend.

9.	INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2012	2011	2010

	(in thousands)
Current tax expense (benefit):
U.S.	$216,654	$42,474	$157,318

Total	216,654	42,474	157,318

Deferred tax expense (benefit):
U.S.	(35,614)	(263,930)	(29,219)

Total	(35,614)	(263,930)	(29,219)

Total income tax expense on continuing operations	181,040	(221,456)	128,099
Total income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	29,258	16,417	50,137
Additional paid-in capital	(9,540)	1,908	(17,169)

Total income tax expense (benefit)	$200,758	$(203,131)	$161,067

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of $865.4 million, ($354.2) million and $517.0 million, and no income from foreign operations for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company’s actual income tax expense for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and cumulative effect of accounting change for the following reasons:

	2012	2011	2010

	(in thousands)

Expected federal income tax expense	$302,882	$(123,964)	$180,944
Non-taxable investment income	(108,463)	(81,031)	(46,161)
Tax credits	(14,460)	(15,977)	(5,553)
Other	1,081	(484)	(1,131)

Total income tax expense (benefit) on continuing operations	$181,040	$(221,456)	$128,099

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2012	2011
	(in thousands)
Deferred tax assets
Insurance reserves	$1,436,802	$995,018
Other	824	-

Deferred tax assets	$1,437,626	$995,018

Deferred tax liabilities
Deferred policy acquisition costs	$960,414	$594,677
Deferred annuity bonus	275,762	189,960
Net unrealized gains on securities	176,441	147,787
Investments	2,315	55,073
Other	-	723

Deferred tax liabilities	1,414,932	988,220

Net deferred tax asset (liability)	$22,694	$6,798

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2012, 2011 and 2010.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company’s unrecognized tax benefits for the years ended December 31 are as follows:

		2012	2011	2010
		(in thousands)

Balance at January 1,	$	113	$1,620	$6,743
Increases in unrecognized tax benefits		464	-	-
(Decreases) in unrecognized tax benefits		-	(1,507)	(5,123)
Settlements with taxing authorities		(577)	-	-

Balance at December 31,	$	-	$113	$1,620

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate		-	-	1,490

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The amounts recognized in the consolidated financial statements for tax-related interest and penalties for the years ended December 31, are as follows:

	2012	2011	2010

	(in thousands)

Interest and penalties recognized in the consolidated statements of operations	$-	$-	$(1,100)
Interest and penalties recognized in liabilities in the consolidated statements of financial position	$-	$-	$-

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Federal statute of limitations for the 2004 through 2006 tax years will expire in November 2013, unless extended. The Federal statute of limitations for the 2007 through 2008 tax years will expire in December 2013, unless extended. Tax years 2009 through 2011 are still open for IRS examination.

During 2004 through 2006, the Company’s parent, Prudential Financial, Inc., entered into two transactions that involved, among other things, the payment of foreign income taxes that were credited against the Company’s U.S. tax liability. On May 23, 2011, the IRS issued notices of proposed adjustments disallowing the foreign tax credits claimed and related transaction expenses. The total amount of the proposed adjustments for the

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

transactions was approximately $200 million of tax and penalties. During the fourth quarter of 2011, the Company reached agreement with the IRS on the resolution of the proposed foreign tax credits disallowance. The impact to the 2011 results attributable to the settlement was an increase to tax expense of approximately $93 million. The settlement of the foreign tax credit transactions for 2004 through 2006 marked the conclusion of the IRS audits for those years. As a result, all unrecognized tax positions plus interest relating to tax years prior to 2007 were recognized in 2011. As such, 2011 benefited from a reduction to the liability for unrecognized tax benefits of $70 million, including the impact from the foreign tax credit disallowance.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2010, 2011 or 2012 results.

For tax years 2007 through 2012, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

10.    FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement – Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative fair value guidance establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents, short term investments and equity securities that trade on an active exchange market.

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain short-term investments and certain cash equivalents (primarily commercial paper), and certain over-the-counter derivatives.

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

	As of December 31, 2012

	Level 1	Level 2	Level 3	Netting (2)	Total

	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$187,619	$-	$-	$187,619
Obligations of U.S. states and their political subdivisions	-	85,197	-	-	85,197
Foreign government bonds	-	27,511	-	-	27,511
Corporate securities	-	4,561,653	36,981	-	4,598,634
Asset-backed securities	-	264,747	108,727	-	373,474
Commercial mortgage-backed securities	-	489,421	-	-	489,421
Residential mortgage-backed securities	-	373,909	-	-	373,909

Sub-total	-	5,990,057	145,708	-	6,135,765
Trading account assets:
Corporate securities	-	-	-	-	-
Asset-backed securities	-	4,008	-	-	4,008
Commercial mortgage-backed securities	-	4,091	-	-	4,091
Equity securities	-	-	3,277	-	3,277

Sub-total	-	8,099	3,277	-	11,376
Equity securities, available for sale	2,683	155	1,489	-	4,327
Short-term investments	81,308	31,029	-	-	112,337
Cash equivalents	10,305	307,394	-	-	317,699
Other long-term investments	-	187,384	988	(68,689)	119,683
Reinsurance recoverables	-	-	1,287,157	-	1,287,157
Other assets	-	184,128	1,995	-	186,123

Sub-total excluding separate account assets	94,296	6,708,246	1,440,614	(68,689)	8,174,467

Separate account assets (1)	345,437	80,293,584	248,255	-	80,887,276

Total assets	$439,733	$87,001,830	$1,688,869	$(68,689)	$89,061,743

Future policy benefits	$-	$-	$1,417,891	$-	$1,417,891
Other liabilities	-	68,689	-	(68,689)	-

Total liabilities	$-	$68,689	$1,417,891	$(68,689)	$1,417,891

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2011 (3)
	Level 1	Level 2	Level 3	Netting (2)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$153,704	$4,696	$-	$158,400
Obligations of U.S. states and their political subdivisions	-	36,151	-	-	36,151
Foreign government bonds	-	39,035	-	-	39,035
Corporate securities	-	4,047,206	23,720	-	4,070,926
Asset-backed securities	-	310,816	62,429	-	373,245
Commercial mortgage-backed securities	-	542,323	-	-	542,323
Residential mortgage-backed securities	-	324,044	-	-	324,044

Sub-total	-	5,453,279	90,845	-	5,544,124
Trading account assets:
Asset-backed securities	-	17,419	-	-	17,419
Commercial mortgage-backed securities	-	5,062	-	-	5,062
Equity securities	-	-	3,362	-	3,362

Sub-total	-	22,481	3,362	-	25,843

Equity securities, available for sale	5,617	-	2,652	-	8,269
Short-term investments	101,608	181,673	-	-	283,281
Cash equivalents	42,158	191,920	-	-	234,078
Other long term investments	-	180,603	686	(57,612)	123,677
Reinsurance recoverables	-	-	868,824	-	868,824
Other assets	-	192,824		-	192,824

Sub-total excluding separate account assets	149,383	6,222,780	966,369	(57,612)	7,280,920

Separate account assets (1)	1,803,852	56,130,595	222,324	-	58,156,771

Total assets	$1,953,235	$62,353,375	$1,188,693	$(57,612)	$65,437,691

Future policy benefits	$-	$-	$912,988	$-	$912,988
Other liabilities	-	57,612	-	(57,612)	-

Total liabilities	$-	$57,612	$912,988	$(57,612)	$912,988

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

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of December 31, 2012 and December 31, 2011, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. If the fair value is determined using pricing inputs that are observable in the market, the securities have been reflected within Level 2; otherwise a Level 3 classification is used.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Private fixed maturities also include debt investments in funds that, pay a stated coupon and, a return based upon the results of the underlying portfolios. The fair values of these securities are determined by reference to the funds’ net asset value (“NAV”). Since the NAV at which the funds trade can be observed by redemption and subscription transactions between third parties, the fair values of these investments have been reflected within Level 2 in the fair value hierarchy.

Trading Account Assets - Trading account assets consist primarily of asset-backed securities, perpetual preferred stock and commercial mortgage-backed securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

Equity Securities - Equity securities consist principally of investments in common and preferred stock of publicly traded companies, perpetual preferred stock, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models (such as Monte Carlo simulation models and other techniques) with some significant unobservable market inputs or inputs (e.g. interest rates, equity indices, dividend yields, etc.) from less actively traded markets(e.g., model-specific input values, including volatility parameters, etc.). Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of December 31, 2012 and December 31, 2011, there were derivatives with the fair value of $0.2 million and $0.1 million, respectively, classified within Level 3, and all other derivatives were classified within Level 2. See Note 11 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments - Cash equivalents and short-term investments include money market instruments, commercial paper and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs and, these investments have primarily been classified within Level 2.

Separate Account Assets - Separate Account Assets include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Other Assets - Other assets carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables - Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These reinsurance recoverables are valued in the same manner as the living benefit guarantees as described below in “Future Policy Benefits”.

The Company also has an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 13). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative which is included in “Reinsurance recoverables”. The fair value of this embedded derivative is the present

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that is attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rates, the Company’s market-perceived risk of the counterparty, UPARC’s non-performance (“NPR”), and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates. This embedded derivative had a value of zero at December 31, 2012 and December 31, 2011 primarily due to NPR.

Future Policy Benefits - The liability for future policy benefits primarily includes general account liabilities for the optional living benefit features of the Company’s variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various policyholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and implied volatility. In the risk neutral valuation, interest rates are used to both grow the policyholders’ account values and discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread over LIBOR to reflect NPR.

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies or market transactions such as acquisitions and reinsurance transactions. These assumptions are generally updated in the third quarter of each year unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2 –During the year ended December 31, 2012, $1.9 million of mutual fund shares were transferred from Level 1 to Level 2 in the Company’s Separate Account due to the fund’s net asset value no longer being available to the public. There were no transfers between Levels 1 and 2 for the years ended December 31, 2011 and 2010.

Level 3 Assets and Liabilities by Price Source - The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	31,356	5,625	36,981
Asset-backed securities	5,929	102,798	108,727
Equity securities	1,489	3,277	4,766
Other long-term investments	232	756	988
Reinsurance recoverables	1,287,157	-	1,287,157
Other Assets	-	1,995	1,995

Sub-total excluding separate account assets	1,326,163	114,451	1,440,614

Separate account assets	77,286	170,969	248,255

Total assets	$1,403,449	$285,420	$1,688,869

Future policy benefits	$1,417,891	$-	$1,417,891

Total liabilities	$1,417,891	$-	$1,417,891

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The table below presents quantitative information on significant internally-priced Level 3 assets and liabilities for which the investment risks associated with market value changes are borne by the Company.

As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)	Impact of Increase in Input on Fair Value (1)
(in thousands)
Assets:

Corporate securities	$31,356	Discounted cash flow	Discount rate	8.90% - 17.50%(10.60%)	Decrease
		Cap at call price	Call price	100%(100%)	Increase
		Liquidation	Liquidation value	98% - 98%(98%)	Increase
Reinsurance recoverables	$1,287,157	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits	$1,417,891	Discounted cash flow	Lapse rate (2)	0% - 14%	Decrease

			NPR spread (3)	0.20% - 1.60%	Decrease
			Utilization rate (4)	70% - 94%	Increase
			Withdrawal rate (5)	85% - 100%	Increase
			Mortality rate (6)	0% - 13%	Decrease
			Equity Volatility curve	19% - 34%	Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current policyholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(3)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company believes it appropriate to reflect the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company adjusted for any illiquidity risk premium.
(4)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilizing the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contracts. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(5)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(6)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific morality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

Separate Account Assets – In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Consolidated Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Consolidated Statement of Operations. In addition, fees earned by the Company related to the management of most separate account assets classified as Level 3 do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Other Invested Assets – Separate account assets include $77.3 million of investments in real estate fund as of December 31, 2012 that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which range from 5.5% to 9.5% (7.3% weighted average) and discount rates, which range from 7.0% to 11.5% (8.3% weighted average).

Valuation Process for Fair Value Measurements Categorized within Level 3 – The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation unit oversees the valuation of optional living benefit features of the Company’s variable annuity contracts. The valuation unit works with segregated modeling and database administration teams to validate the appropriateness of input data and logic, data flow and implementation.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

Within the trading and investing functions, the Company has established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair value hierarchy coding within the financial reporting system. For variable annuity product changes or new launches of optional living benefit features, the actuarial valuation unit validates input logic and new product features and agrees new input data directly to source documents.

Changes in Level 3 assets and liabilities - The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Year Ended December 31, 2012
	Fixed Maturities Available For Sale

	U.S. Treasury Securities	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,696	$23,720	$62,429	$-	$3,362	$2,652
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(3,454)	687	-	-	(1,423)
Asset management fees and other income	-	-	-	-	(35)	-
Included in other comprehensive income (loss)	4	4,070	2,840	(65)	-	264
Net investment income	-	101	364	3	-	-
Purchases	-	8,714	62,524	-	-	-
Sales	-	(89)	-	-	-	-
Issuances	-	-	-	-	-	-
Settlements	-	(8,656)	(14,566)	(2,496)	(50)	-
Transfers into Level 3 (2)	-	23,995	5,702	5,246	-	-
Transfers out of Level 3 (2)	-	(16,120)	(11,253)	(2,688)	-	(4)
Other (4)	(4,700)	4,700	-	-	-	-

Fair Value, end of period assets/(liabilities)	$-	$36,981	$108,727	$-	$3,277	$1,489

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$(35)	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$-	$-	$-

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2012

	Other Long- term Investments	Reinsurance Recoverable	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$686	$868,824	$-	$222,323	(912,986)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(4,659)	2,937	-	(1,476)	(61,390)
Asset management fees and other income	(7)	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	12,377	-
Included in other comprehensive income (loss)	-	-	(5)	-	-
Net investment income	-	-	-	-	-
Purchases	4,966	415,396	2,000	94,515	-
Sales	-	-	-	(79,484)	-
Issuances	-	-	-	-	(443,515)
Settlements	2	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$988	$1,287,157	$1,995	$248,255	(1,417,891)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(4,549)	$17,516	$-	$-	(76,581)
Asset management fees and other income	$(7)	$-	$-	$-	-
Interest credited to policyholders’ account balances	$-	$-	$-	$12,377	-

	Year Ended December 31, 2011
	Fixed Maturities, Available for Sale

	U.S. Treasury Securities	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Other Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$-	$49,050	$59,770	$-	$-	$1,792
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(3,311)	803	-	-	(3,315)
Asset management fees and other income	-	-	-	-	(595)	-
Included in other comprehensive income (loss)	(4)	(1,126)	(694)	-	-	2,840
Net investment income	-	219	768	-	-	-
Purchases	4,700	7,534	23,001	5,019	-	1,696
Sales	-	(678)	(8,160)	-	-	-
Issuances	-	883	-	-	-	-
Settlements	-	(20,679)	(9,094)	-	(5,000)	(99)
Transfers into Level 3 (2)	-	10,444	-	-	-	8,695
Transfers out of Level 3 (2)	-	(18,616)	(3,965)	(5,019)	-	-
Other (4)	-	-	-	-	8,957	(8,957)

Fair Value, end of period assets/(liabilities)	$4,696	$23,720	$62,429	$-	$3,362	$2,652

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$(4,319)	$(10)	$-	$-	$(2,918)
Asset management fees and other income	$-	$-	$-	$-	$(876)	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$-	$-	$-

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2011

	Other Long- term investments	Other Assets	Reinsurance Recoverable		Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$-	$24,278		$(373,000)	$198,451	$452,822
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	102	-		934,112	388	(1,091,846)
Asset management fees and other income	(46)	-		-	-	-
Interest credited to policyholders’ account balances	-	-		-	1,815	-
Included in other comprehensive income (loss)	-	(55)		-	-	-
Net investment income	-	-		-	-	-
Purchases	630	431		307,712	86,744	-
Sales	-	-		-	(65,074)	-
Issuances	-	-		-	-	(273,964)
Settlements	-	(3)		-	-	-
Transfers into Level 3 (2)	-	-		-	-	-
Transfers out of Level 3 (2)	-	(24,651)		-	-	-

Fair Value, end of period assets/(liabilities)	$686	$-		$868,824	$222,324	$(912,988)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$75	$-		$973,717	$-	$(1,085,926)
Asset management fees and other income	$(46)	$-	$		$-	$-
Interest credited to policyholders’ account balances	$-	$-	$		$1,815	$-

		Year Ended December 31, 2010
		Fixed Maturities Available For Sale

		Foreign Government Bonds		Corporate Securities		Asset-Backed Securities		Commercial Mortgage- Backed Securities		Equity Securities, Available for Sale		Trading Account Assets - Backed Securities
		(in thousands)
Fair Value, beginning of period assets/(liabilities)	$	1,082	$	32,462	$	135,466	$	-	$	3,833	$	1,182
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net		-		(438)		(1,438)		-		(90)		-
Asset management fees and other income		-		-		-		-		-		-
Included in other comprehensive income (loss)		(11)		1,958		(582)		82		(2,291)		18
Net investment income		(1)		328		735		(7)		-		-
Purchases, sales, issuances, and settlements		-		(14,534)		4,839		5,160		340		(1,200)
Transfers into Level 3 (2)		-		30,910		4,525		-		-		-
Transfers out of Level 3 (2)		(1,070)		(1,636)		(83,775)		(5,235)		-		-
Other (4)		-		-		-		-		-		-

Fair Value, end of period assets/(liabilities)	$	-	$	49,050	$	59,770	$	-	$	1,792	$	-

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$	-	$	(1,027)	$	(868)	$	-	$	90	$	-
Asset management fees and other income	$	-	$	-	$	-	$	-	$	-	$	-
Interest credited to policyholders’ account balances	$	-	$	-	$	-	$	-	$	-	$	-

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2010

	Other Liabilities	Reinsurance Recoverables	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$(960)	$8,982	$25,786	$152,675	$17,539
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	960	(472,631)	(1,516)	(799)	540,016
Asset management fees and other income	-	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	9,119	-
Included in other comprehensive income (loss)	-	-	1,084	-	-
Net investment income	-	-	-	-	-
Purchases, sales, issuances, and settlements	-	90,649	(1,076)	37,456	(104,733)
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$-	$(373,000)	$24,278	$198,451	$452,822

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$(471,507)	$(1,516)	$-	$499,913
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$9,119	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other primarily represents reclasses of certain assets between reporting categories.

Transfers - Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of broker quotes (that cannot be validated) for which information from third party pricing services (that can be validated) was previously utilized. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate. Other significant transfers into and/or out of Level 3 are discussed below:

For the year ended December 31, 2011 the majority of the Equity Securities Available for Sale transfers into Level 3 were due to the determination that the pricing inputs for perpetual preferred stocks provided by third party pricing services were primarily based on indicative broker quotes which could not always be verified against directly observable market information. Perpetual preferred stocks were included in Equity Securities Available for Sale and subsequently transferred to Trading Account Assets. During the same period, the pricing and valuation methodology related to an affiliated bond reported in Other Assets totaled $24.7 million was re-evaluated and subsequently updated to utilize observable inputs and transferred out of Level 3.

For the year ended December 31, 2010, the majority of the transfers out of Level 3 for Fixed Maturities Available-for-Sale- Assets-Backed Securities resulted from the Company’s conclusion that the market for asset-backed securities collateralized by sub-prime mortgages had been becoming increasingly active. The pricing received from independent pricing services could be validated by the Company. The market for asset-backed securities was deemed inactive in 2009.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2012					December 31, 2011

	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount

	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$1,616,804	$1,616,804	$1,463,977	$1,543,968	$1,406,492
Policy loans	-	-	1,455,412	1,455,412	1,079,714	1,401,354	1,050,878
Cash	94,410	-	-	94,410	94,410	53,345	53,345
Accrued investment income	-	90,653	-	90,653	90,653	86,020	86,020
Other assets	-	32,782	-	32,782	32,176	37,005	36,065

Total Assets	$94,410	$123,435	$3,072,216	$3,290,061	$2,760,930	$3,121,692	$2,632,800

Liabilities:
Policyholders’ Account Balances - Investment Contracts	$-	$741,195	$52,085	$793,280	$796,816	$673,673	$677,316
Cash collateral for loaned securities	-	48,068	-	48,068	48,068	153,651	153,651
Securities sold under agreement to repurchase	-	-	-	0	-	40,491	40,491
Short-term debt	-	272,981	-	272,981	272,000	128,766	129,000
Long-term debt	-	1,563,185	-	1,563,185	1,511,000	1,199,488	1,172,000
Other liabilities	-	231,445	-	231,445	231,445	191,818	191,818

Total liabilities	$-	$2,856,874	$52,085	$2,908,959	$2,859,329	$2,387,887	$2,364,276

(1)	Carrying values presented herein differ from those in the Company’s Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

The fair values presented above have been determined by using available market information and by applying market valuation methodologies, as described in more detail below.

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

Policyholders’ Account Balances - Investment Contracts

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

11.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it owns or anticipates acquiring or selling. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Equity Contracts

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range. These hedges do not qualify for hedge accounting.

Foreign Exchange Contracts

Currency derivatives, including currency swaps and forwards, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell, and to hedge the currency risk associated with net investments in foreign operations and anticipated earnings of its foreign operations.

Under currency forwards, the Company agrees with other parties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. As noted above, the Company uses currency forwards to mitigate the impact of changes in currency exchange rates on U.S. dollar equivalent earnings generated by certain of its non-U.S. businesses. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. dollar-denominated earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.

Under currency swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, and in return receive a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See credit derivatives written section for discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these embedded derivatives to an affiliate, Pruco Re. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 10.

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,418 million and $913 million as of December 31, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $1,287 million and $869 million as of December 31, 2012 and December 31, 2011, respectively.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	December 31, 2012			December 31, 2011
	Notional	Fair Value		Notional	Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedging Instruments:
Currency/Interest Rate
Currency Swaps	$145,174	$4,152	$(3,904)	$60,507	$3,500	$(865)

Total Qualifying Hedges	$145,174	$4,152	$(3,904)	$60,507	$3,500	$(865)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate
Interest Rate Swaps	$1,729,400	$109,855	$(22,930)	$766,900	$98,500	$(2,110)

Currency
Forwards	5,424	48	-	7,273	37	(108)
Credit
Credit Default Swaps	14,275	614	(894)	73,000	203	(667)
Currency/Interest Rate
Currency Swaps	62,468	1,516	(2,064)	52,236	2,522	(1,502)
Equity
Total Return Swaps	320,377	762	(6,073)	137,175	-	(4,680)
Equity Options	24,243,020	70,669	(32,824)	7,956,521	75,945	(47,680)

Total Non-Qualifying Hedges	26,374,964	183,464	(64,785)	8,993,105	177,207	(56,747)

Total Derivatives (1)	$26,520,138	$187,616	$(68,689)	$9,053,612	$180,707	$(57,612)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,441 million and $948 million as of December 31, 2012 and December 31, 2011, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

Cash Flow Hedges

The primary derivative instruments used by the Company in its cash flow hedge accounting relationships are currency swaps. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, equity or embedded derivatives in any of its cash flow hedge accounting relationships.

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

		Year Ended December 31, 2012
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income(1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	-	$	707	$	46	$	(2,376)

Total cash flow hedges		-		707		46		(2,376)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		1,309		-		-		-
Currency		(147)		-		-		-
Currency/Interest Rate		(866)		-		(6)		-
Credit		(763)		-		-		-
Equity		(69,527)		-		-		-
Embedded Derivatives		(116,431)		-		-		-

Total non-qualifying hedges		(186,425)		-		(6)		-

Total	$	(186,425)	$	707	$	40	$	(2,376)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

		Year Ended December 31, 2011
		Realized Investment Gains/(Losses)		Net Investment Income		Other Income		Accumulated Other Comprehensive Income(1)
		(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$	(337)	$	233	$	49	$	1,715

Total cash flow hedges		(337)		233		49		1,715

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate		90,706		-		-		-
Currency		175		-		-		-
Currency/Interest Rate		1,102		-		-		-
Credit		733		-		-		-
Equity		(3,264)		-		-		-
Embedded Derivatives		88,740		-		-		-

Total non-qualifying hedges		178,192		-		-		-

Total	$	177,855	$	233	$	49	$	1,715

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

	Year Ended December 31, 2010
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$529	$89	$2,646

Total cash flow hedges	-	529	89	2,646

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	25,842	-	-	-
Currency	169	-	-	-
Currency/Interest Rate	1,177	-	-	-
Credit	(1,631)	-	-	-
Equity	742	-	-	-
Embedded Derivatives	52,278	-	-	-

Total non-qualifying hedges	78,577	-	-	-

Total	$78,577	$529	$89	$2,646

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the years ended December 31, 2012, 2011 and 2010, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2009	$(2,974)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2010	(2,870)
Amount reclassified into current period earnings	6,652

Balance, December 31, 2010	808
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2011	1607
Amount reclassified into current period earnings	108

Balance, December 31, 2011	2,523
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2012	(622)
Amount reclassified into current period earnings	(1,754)

Balance, December 31, 2012	$147

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2012 and 2011, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 21 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

Credit Derivatives Written

The Company wrote credit derivatives under which the Company was obligated to pay the counterparty the referenced amount of the contract and receive in return the defaulted security or similar security. The Company’s maximum amount at risk under these credit derivatives, assuming the value of the underlying referenced securities become worthless, was $0 million and $58 million notional of credit default swap (“CDS”) selling protection with an associated fair value of $0 million and less than $1 million, at December 31, 2012 and December 31, 2011, respectively. These credit derivatives generally had maturities of less than 8 years and consisted of corporate securities within the finance industry. At December 31, 2011, the underlying credits had an NAIC designation rating of 1.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $64 million and $85 million at December 31, 2012 and December 31, 2011, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $23 million and $35 million at December 31, 2012 and December 31, 2011, respectively.

In addition to writing credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2012 and December 31, 2011, the Company had $14 million and $15 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $0 million for both periods.

Counterparty Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions.

The Company has credit risk exposure to an affiliate, Prudential Global Funding (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 13. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

12. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $58 million of commercial loans as of December 31, 2012. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $78 million as of December 31, 2012.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of December 31, 2012, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC., filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs.

In October 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit, State of West Virginia ex. Rel. John D. Perdue v. PRUCO Life Insurance Company, in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of the Company to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount.

In March 2012, a qui tam action on behalf of the State of Minnesota, Total Asset Recovery v. MetLife Inc., et al., Prudential Financial Inc., The Prudential Insurance Company of America and Prudential Holdings, Inc., filed in the Fourth Judicial District, Hennepin County, in the State of Minnesota was served on the Company. The complaint alleges that the Company failed to escheat life insurance proceeds to the State of Minnesota in violation of the Minnesota False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In June 2012, the Company filed a motion to dismiss the complaint. In December 2012, the Court granted the Company’s motion to dismiss, and the complaint was dismissed with prejudice.

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

In January 2012, a Global Resolution Agreement entered into by the Company and a third party auditor became effective upon its acceptance by the unclaimed property departments of 20 states and jurisdictions. Under the terms of the Global Resolution Agreement, the third party auditor acting on behalf of the signatory states will compare expanded matching criteria to the Social Security Master Death File (“SSMDF”) to identify deceased insureds and contractholders where a valid claim has not been made. In February 2012, a Regulatory Settlement Agreement entered into by the Company to resolve a multi-state market conduct examination regarding its adherence to state claim settlement practices became effective upon its

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

acceptance by the insurance departments of 20 states and jurisdictions. The Regulatory Settlement Agreement applies prospectively and requires the Company to adopt and implement additional procedures comparing its records to the SSMDF to identify unclaimed death benefits and prescribes procedures for identifying and locating beneficiaries once deaths are identified. Other jurisdictions that are not signatories to the Regulatory Settlement Agreement are considering proposals that would apply prospectively and require life insurance companies to take additional steps to identify unreported deceased policy and contract holders. These prospective changes and any escheatable property identified as a result of the audits and inquiries could result in: (1) additional payments of previously unclaimed death benefits; (2) the payment of abandoned funds to U.S. jurisdictions; and (3) changes in the Company’s practices and procedures for the identification of escheatable funds and beneficiaries, which would impact claim payments and reserves, among other consequences.

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. The Minnesota Attorney General has also requested information regarding the Company’s use of the SSMDF and its claim handling procedures and the Company is one of several companies subpoenaed by the Minnesota Department of Commerce, Insurance Division. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $1 million for the year ended December 31, 2012 and less than $1 million for the years ended December 31, 2011 and 2010. The expense charged to the Company for the deferred compensation program was $6 million, $7 million and $4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $18 million, $18 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $8 million, $8 million and $6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to unaffiliated broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $1,222 million, $1,144 million and $935 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,390 million at December 31, 2012 and $2,134 million at December 31, 2011. Fees related to these COLI policies were $35 million, $33 million and $41 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company retains the majority of the mortality risk associated with these COLI policies.

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

Subsequent to December 31, 2012, the agreement between the Company and UPARC was further amended, to revise language relating to the recapture premium. This amendment resulted in the transfer of fixed maturity securities with an amortized cost of $52 million and fair value of $57 million from UPARC to the Company.

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2012	2011
	(in thousands)

Reinsurance recoverables	$28,655	$21,474
Other liabilities (reinsurance payables)	6,992	4,247

Reinsurance amounts, excluding realized investment gains (losses) mentioned above, included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)
Policy charges and fee income	$(38,283)	$(21,250)	$(101,768)
Policyholders’ benefits	28,635	15,137	87,406

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Subsequent to December 31, 2012, the agreement between the Company, excluding its subsidiaries, and PARU was amended to revise language relating to the consideration due to PAR U. This amendment resulted in the transfer of fixed maturity securities with an amortized cost of $123 million and fair value of $133 million from the Company to PAR U.

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

During the fourth quarter of 2012, the agreement between PLNJ and PAR U was amended to revise language relating to the consideration due to PAR U. This amendment resulted in a $21 million cash payment from PLNJ to PAR U.

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2012	2011
	(in thousands)

Reinsurance recoverables	$1,633,026	$1,356,705
Policy loans	(52,767)	(36,556)
Deferred policy acquisition costs	(29,281)	(127,726)
Other liabilities (reinsurance payables) (1)	146,537	153,688

(1)	Includes the unamortized portion of the deferred gain arising from the coinsurance agreement between the Company, excluding its subsidiaries, and PAR U of $103 million and $132 million as of December 31, 2012 and December 31, 2011.

Reinsurance amounts, excluding realized investment gains (losses) mentioned above, included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, are as follows:

	2012	2011
	(in thousands)

Policy charges and fee income	$(264,536)	$(95,691)
Net investment income	(1,500)	(808)
Other income	30,303	3,183
Interest credited to policyholders’ account balance	51,990	23,998
Policyholders’ benefits	105,990	64,910
Reinsurance expense allowances, net of capitalization and amortization	117,276	25,256

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2012	2011
	(in thousands)

Reinsurance recoverables	$2,299,391	$2,063,795
Deferred policy acquisition costs	(589,947)	(624,214)
Other liabilities (reinsurance payables)	55,233	55,106

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)

Premiums	$(687,330)	$(724,863)	$(785,048)
Policyholders’ benefits	626,717	625,486	647,320
Reinsurance expense allowances, net of capitalization and amortization	136,811	143,315	166,742

PAR TERM

The Company reinsures 95% of the risk under its term life insurance policies with effective dates on or after January 1, 2010, exclusive of My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Amounts included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2012	2011
	(in thousands)
Reinsurance recoverables	$486,012	$247,799
Deferred policy acquisition costs	(492,966)	(307,529)
Other liabilities (reinsurance payables)	35,909	24,428

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)

Premiums	$(377,417)	$(238,786)	$(102,017)
Policyholders’ benefits	306,447	169,677	76,851
Reinsurance expense allowances, net of capitalization and amortization	75,187	43,526	24,396

PAR III

Through June 30, 2012 the Company, excluding its subsidiaries, reinsured 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. Effective July 1, 2012, business reinsured under this automatic coinsurance agreement was recaptured and subsequently reinsured with PARCC, as discussed above.

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2012	2011
	(in thousands)
Reinsurance recoverables	$-	$7,510
Deferred policy acquisition costs	-	(4,165)
Other liabilities (reinsurance payables)	-	247

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)

Premiums	$1,622	$(3,190)	$(3,497)
Policyholders’ benefits	(5,804)	2,926	2,683
Reinsurance expense allowances, net of capitalization and amortization	4,579	994	1,484

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2012	2011
	(in thousands)
Reinsurance recoverables	$165,927	$172,542
Other liabilities (reinsurance payables)	20,812	21,266

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)

Premiums	$(15,137)	$(13,918)	$(17,991)
Policy charges and fee income	(207,674)	(209,351)	(337,346)
Policyholders’ benefits	223,052	226,159	385,910
Reinsurance expense allowances, net of capitalization and amortization	(90,123)	(83,462)	(87,060)

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement.

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position at December 31, were as follows:

	2012	2011
	(in thousands)

Reinsurance recoverables	$6,270	$6,800

Reinsurance amounts included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)

Policyholders’ benefits	$1,469	$1,330	$1,533

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Pruco Re

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

The following table provides information relating to fees ceded to Pruco Re under these agreements which are included in “Realized investment (losses) gains, net” on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended December 31, are as follows:

	2012	2011	2010
	(in thousands)
Pruco Reinsurance
Effective August 20, 2012
Highest Daily Lifetime Income 2.0 (“HDI2.0”)	$1,334	$-	$-
Spousal Highest Daily Lifetime Income 2.0 (“SHDI2.0”)	502	-	-
Effective January 24, 2011
Highest Daily Lifetime Income (“HDI”) (1)	123,961	31,639	-
Spousal Highest Daily Lifetime Income (“SHDI”) (1)	50,419	11,940	-
Effective beginning August 24, 2009
Highest Daily Lifetime 6 Plus (“HD6+”) (1)	139,218	152,902	26,306
Spousal Highest Daily Lifetime 6 Plus (“SHD6+”) (1)	66,268	67,754	11,951
Effective June 30, 2009
Highest Daily Lifetime 7 Plus (“HD7+”)	18,530	17,014	14,516
Spousal Highest Daily Lifetime 7 Plus (“SHD7+”)	9,917	8,951	7,533
Effective January 28, 2008
Highest Daily Lifetime 7 (“HD7”)	11,546	11,007	10,343
Spousal Highest Daily Lifetime 7 (“SHD7”)	2,829	2,660	2,482
Effective March 15, 2010
Guaranteed Return Option Plus II (“GRO+ II”)	3,830	3,595	812
Effective January 28, 2008
Highest Daily Guaranteed Return Option (“ HD GRO”)	617	609	610
Highest Daily Guaranteed Return Option II (“HD GRO II” )	3,111	2,885	820
Effective Since 2006
Highest Daily Lifetime Five (“HDLT5”)	4,481	4,690	4,795
Spousal Lifetime Five (“SLT5”)	2,324	2,398	2,298
Effective Since 2005
Lifetime Five (“LT5”) (2)	14,898	15,461	15,011

Total Pruco Reinsurance	$453,785	$333,505	$97,477

(1)	Effective October 1, 2011, PLNJ entered into a coinsurance agreement with Pruco Re providing for the 100% reinsurance of this rider.
(2)	Effective August 1, 2007, the Company amended this coinsurance agreement to include the reinsurance of business sold prior to May 6, 2005 that was previously reinsured to Prudential Insurance.

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $1,288 million and $869 million as of December 31, 2012 and 2011, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Consolidated Statements of Financial Position. Realized gains (losses) were ($35) million, $908 million and ($479) million for the years ended December 31, 2012, 2011 and 2010, respectively. Changes in realized gains (losses) for the year ended December 31, 2012, 2011 and 2010 periods were primarily due to changes in market conditions in each respective period.

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

Affiliated premiums ceded from the Taiwan coinsurance agreement were $76 million, $74 million and $87 million for the years ended December 31, 2012, 2011 and 2010, respectively. Affiliated benefits ceded were $28 million, $22 million and $23 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Reinsurance recoverables related to the Taiwan coinsurance agreement were $1,116 million and $984 million at December 31, 2012 and December 31, 2011, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Deferred Policy Acquisition Costs Ceded to Term Reinsurance Affiliates

In 2009 when implementing a revision to the reinsurance treaties with PARCC, PAR TERM and PAR III, modifications were made affecting premiums. The related impact on the deferral of ceded reinsurance expense allowance did not reflect this change resulting in the understatement of deferred reinsurance expense allowances. During the second quarter of 2011, the Company recorded the correction, charging $13 million to net DAC amortization which represented the cumulative impact of this change. These adjustments are not material to any previously reported quarterly or annual financial statements.

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $227 million, $153 million and $51 million for the years ended December 31, 2012, 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $11 million, $11 million and $10 million for the years ended December 31, 2012, 2011 and 2010, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $14.1 million, $13.9 million and $12.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. These expenses are recorded as “Net Investment Income” in the Statements of Operations and Comprehensive Income (Loss).

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

In November 2012, the Company purchased fixed maturity securities from its parent company, Prudential Insurance. These securities had an amortized cost of $102 million and a fair market value of $110 million. The net difference between amortized cost and fair market value was accounted for as a decrease of $5 million to additional paid-in capital, net of taxes in 2012.

In November 2012, the Company purchased fixed maturity securities from its ultimate parent company, Prudential Financial, Inc. These securities had an amortized cost of $12 million and a fair market value of $12 million. The net difference between amortized cost and fair market value was accounted for as a decrease of less than $1 million to additional paid-in capital, net of taxes in 2012.

In December 2012, the Company purchased fixed maturity securities and commercial mortgage loans from its parent company, Prudential Insurance. These securities had an amortized cost of $56 million and fair market value of $59 million. The difference between amortized cost and fair market value was accounted for as a decrease of $2 million to additional paid-in capital, net of taxes, in 2012.

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of December 31, 2012, the Company had $272 million of short-term debt outstanding, including $114 million with Prudential Financial and $158 million with Washington Street Investment. As of December 31, 2011, the Company had $129 million of short-term debt outstanding, including $114 million with Prudential Financial and $15 million with Prudential Funding, LLC. The Company had no short-term debt outstanding as of December 31, 2010. Total interest expense on short-term affiliated debt to the Company was $1.2 million, $0.5 million and $0.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On December 20, 2010, the Company borrowed $650 million from Prudential Insurance. This loan has a fixed interest rate of 3.47% and matures on December 21, 2015. On December 20, 2012, $446 million of the $650 million loan was repaid with interest. The outstanding principal related to this loan was $204 million at December 31, 2012. Total interest expense on this affiliated debt was $22.1 million, $22.5 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On November 15, 2010, the Company borrowed $245 million from Prudential Financial. This loan has a fixed interest rate of 3.01% and matures on November 13, 2015. On December 15, 2011, the Company repaid $179 million to Prudential Financial as a partial repayment for the $245 million borrowing. The outstanding principal related to this loan was $66 million at December 31, 2012. Total interest expense on this affiliated debt was $2.0 million, $7.1 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

On June 20, 2011, the Company entered into a series of five $50 million borrowings with Prudential Financial, totaling $250 million. The loans have fixed interest rates ranging from 1.08% to 3.17% and maturity dates staggered one year apart, from June 19, 2012 to June 19, 2016. On June 19, 2012 one of these borrowings became current and is now classified as short-term debt on The Consolidated Statements of Financial Position as of December 31, 2012. On June 19, 2012 another of these $50 million borrowings was repaid. Total interest expense on this affiliated debt was $5.1 million and $2.8 million for the years ended December 31, 2012 and 2011, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

On December 15, 2011, the Company entered into a series of five $53 million borrowings and on December 16, 2011 five $11 million borrowings with Prudential Financial, totaling $320 million. The loans have fixed interest rates ranging from 2.08% to 3.61% and maturity dates staggered one year apart, from December 16, 2012 to December 16, 2016. On December 16, 2012 $53 million and $11 million of these borrowings became current and are now classified as short-term debt on The Consolidated Statements of Financial Position as of December 31, 2012. On December 17, 2012 $53 million and $11 million of these borrowings were repaid. Total interest expense on this affiliated debt was $9.3 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

On June 20, 2012, the Company entered into a series of five $79 million borrowings with Washington Street Investment, totaling $395 million. The loans have fixed interest rates ranging from 1.15% to 3.02% and maturity dates staggered one year apart, from June 15, 2013 to June 15, 2017. Of these borrowings, $79 million is current and is classified as short-term debt on The Consolidated Statements of Financial Position as of December 31, 2012. Total interest expense on this affiliated debt was $4.7 million for the year ended December 31, 2012.

On December 17, 2012, the Company entered into a series of five $66 million borrowings and five $13 million borrowings with Washington Street Investment, totaling $395 million. The loans have fixed interest rates ranging from 0.95% to 1.87% and maturity dates staggered one year apart, from December 17, 2013 to December 17, 2017. Of these borrowings, $66 million and $13 million are current and are classified as short-term debt on The Consolidated Statements of Financial Position as of December 31, 2012. The total interest expense on this affiliated debt was $0.2 million for the year ended December 31, 2012.

On December 20, 2012, the Company borrowed $267 million from Prudential Financial. The loan has a fixed interest rate of 1.37% and matures on December 15, 2015. The total interest expense on this affiliated debt was $0.1 million for the year ended December 31, 2012.

Derivative Trades

In the ordinary course of business, the Company enters into over-the-counter (“OTC”) derivative contracts with an affiliate, Prudential Global Funding, LLC. For these OTC derivative contracts, Prudential Global Funding, LLC has a substantially equal and offsetting position with external counterparties.

14.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 are summarized in the table below:

	March 31	June 30	September 30	December 31

	(in thousands)

2012
Total revenues	$498,074	$561,203	$540,685	$624,315
Total benefits and expenses	(140,737)	1,054,097	181,818	263,722
Income (loss) from operations before income taxes	638,811	(492,894)	358,867	360,593
Net income (loss)	$461,304	$(353,363)	$315,599	$260,797

2011
Total revenues	$478,756	$493,845	$639,641	$519,442
Total benefits and expenses	383,055	465,288	1,371,790	265,750
Income (loss) from operations before income taxes	95,701	28,557	(732,149)	253,692
Net income (loss)	$76,041	$23,805	$(434,310)	$201,721

The quarterly historical information presented in the table above has been revised to reflect the impact of the retrospective adoption of the amended guidance related to the deferral of acquisition costs.