Form 10-Q
period 2013-03-31
PRUCO LIFE INSURANCE CO
filed 2013-05-10
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of certain risks relating to our business.

Part I—Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

As of March 31, 2013 and December 31, 2012 (in thousands, except share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2013 – $6,143,497; 2012 – $5,662,255)	$6,559,297	$6,135,765
Equity securities, available for sale, at fair value (cost: 2013 – $11,568; 2012 – $3,119)	11,635	4,327
Trading account assets, at fair value	14,771	11,376
Policy loans	1,080,966	1,079,714
Short-term investments	58,574	112,337
Commercial mortgage and other loans	1,493,676	1,463,977
Other long-term investments	247,159	284,489

Total investments	9,466,078	9,091,985
Cash and cash equivalents	146,483	412,109
Deferred policy acquisition costs	4,082,982	3,679,061
Accrued investment income	91,914	90,653
Reinsurance recoverables	12,273,082	7,032,175
Receivables from parents and affiliates	173,571	183,044
Deferred sales inducements	822,843	787,891
Income taxes	-	9,910
Other assets	68,855	47,453
Separate account assets	87,831,815	80,887,276

TOTAL ASSETS	$114,957,623	$102,221,557

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$13,138,650	$8,557,077
Future policy benefits and other policyholder liabilities	7,515,419	6,696,813
Cash collateral for loaned securities	56,174	48,068
Securities sold under agreements to repurchase	9,080	-
Income taxes	44,651	-
Short-term debt to affiliates	272,000	272,000
Long-term debt to affiliates	1,511,000	1,511,000
Payables to parent and affiliates	15,767	6,694
Other liabilities	737,814	726,737
Separate account liabilities	87,831,815	80,887,276

TOTAL LIABILITIES	111,132,370	98,705,665

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	804,158	818,303
Retained earnings	2,774,683	2,427,628
Accumulated other comprehensive income	243,912	267,461

TOTAL EQUITY	3,825,253	3,515,892

TOTAL LIABILITIES AND EQUITY	$114,957,623	$102,221,557

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2013 and 2012 (in thousands)

	Three Months Ended March 31,
	2013	2012
REVENUES
Premiums	$13,206	$11,183
Policy charges and fee income	463,425	325,812
Net investment income	102,508	101,857
Asset administration fees	82,363	62,837
Other income	(17,883)	14,859
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(4,853)	(5,915)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	3,456	5,349
Other realized investment gains (losses), net	48,111	(17,908)

Total realized investment gains (losses), net	46,714	(18,474)

TOTAL REVENUES	690,333	498,074

BENEFITS AND EXPENSES
Policyholders’ benefits	62,406	16,878
Interest credited to policyholders’ account balances	26,968	(49,478)
Amortization of deferred policy acquisition costs	(79,842)	(312,669)
General, administrative and other expenses	225,912	204,532

TOTAL BENEFITS AND EXPENSES	235,444	(140,737)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	454,889	638,811

Income tax expense (benefit)	107,834	177,507

NET INCOME (LOSS)	$347,055	$461,304

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(207)	218
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(4,963)	(4,881)
Reclassification adjustment for (gains) losses included in net income	(31,058)	(88)

Net unrealized investment gains (losses)	(36,021)	(4,969)

Other comprehensive income (loss), before tax	(36,228)	(4,751)

Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(73)	76
Net unrealized investment gains (losses)	(12,606)	(1,563)

Total	(12,679)	(1,487)
Other comprehensive income (loss), net of tax:	(23,549)	(3,264)

COMPREHENSIVE INCOME (LOSS)	$323,506	$458,040

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Equity

Three Months Ended March 31, 2013 and 2012 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2012	$2,500	$818,303	$2,427,628	$267,461	$3,515,892
Contributed/distributed capital-parent/children asset transfers	-	(14,145)	-	-	(14,145)
Comprehensive income (loss):	-	-	-	-	-
Net income (loss)	-	-	347,055	-	347,055
Other comprehensive income (loss), net of tax	-	-	-	(23,549)	(23,549)

Total comprehensive income (loss)	-	-	-	-	323,506

Balance, March 31, 2013	$2,500	$804,158	$2,774,683	$243,912	$3,825,253

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2011	$2,500	$836,021	$1,743,291	$213,628	$2,795,440
Comprehensive income (loss):
Net income (loss)			461,304		461,304
Other comprehensive income (loss), net of tax	-	-	-	(3,264)	(3,264)

Total comprehensive income (loss)	-	-	-	-	458,040

Balance, March 31, 2012	$2,500	$836,021	$2,204,595	$210,364	$3,253,480

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012 (in thousands)

	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$347,055	$461,304
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(43,017)	(73,642)
Interest credited to policyholders’ account balances	26,968	(49,478)
Realized investment (gains) losses, net	(46,714)	18,474
Amortization and other non-cash items	(13,840)	(12,511)
Change in:
Future policy benefits and other insurance liabilities	286,665	262,856
Reinsurance recoverables	(261,646)	(263,810)
Accrued investment income	(2,190)	(715)
Receivables from parent and affiliates	6,446	18,588
Payables to parent and affiliates	(493)	724
Deferred policy acquisition costs	(386,193)	(589,494)
Income taxes payable	74,857	220,364
Deferred sales inducements	(6,608)	(65,973)
Other, net	(55,804)	(27,619)

Cash flows from (used in) operating activities	$(74,514)	$(100,932)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$201,653	$234,312
Short-term investments	185,190	291,381
Policy loans	31,665	28,838
Ceded policy loans	(2,287)	(798)
Commercial mortgage and other loans	29,810	20,802
Other long-term investments	1,488	3,014
Equity securities, available for sale	2,339	-
Trading account assets, at fair value	426	-
Payments for the purchase/origination of:
Fixed maturities, available for sale	(734,271)	(282,367)
Short-term investments	(131,432)	(351,567)
Policy loans	(22,143)	(23,599)
Ceded policy loans	2,455	2,119
Commercial mortgage and other loans	(60,176)	(34,070)
Other long-term investments	(9,902)	(25,078)
Equity securities, available for sale	(10,003)	(5,001)
Notes receivable from parent and affiliates, net	18,873	17,193
Other, net	2,246	1,969

Cash flows from (used in) investing activities	$(494,069)	$(122,852)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$1,076,641	$794,166
Ceded policyholders’ account deposits	(88,439)	(58,241)
Policyholders’ account withdrawals	(735,450)	(682,511)
Ceded policyholders’ account withdrawals	12,773	7,078
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	17,186	(26,516)
Dividend to parent	-	-
Contributed/Distributed capital - parent/child asset transfers	(3,524)	-
Net change in financing arrangements (maturities 90 days or less)	-	41,000
Drafts outstanding	23,770	(3,258)
Net change in long-term borrowing	-	-

Cash flows from (used in) financing activities	$302,957	$71,718

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(265,626)	(152,066)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	412,109	287,423

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,483	$135,357

See Notes to Unaudited Interim Financial Statements

Significant Non Cash Transactions

Cash Flows from Investing Activities for the three Months Ended March 31, 2013 excludes $56 million of increases in fixed maturities, available for sale and $132 million of decreases in fixed maturities, available for sale related to the amendments of the reinsurance agreements between the Company and UPARC, an affiliate, and the Company, and PAR U, an affiliate (See Note 8).

Cash Flows from Investing Activities for the three Months Ended March 31, 2013 excludes $4,951 million of increases in fixed maturities, available for sale, commercial mortgages, short-term investments, and trading account assets related to the coinsurance of Guaranteed Universal Life (“GUL”) business assumed from Prudential Insurance in connection with the acquisition of the Hartford Life Business. Cash Flows from Investing Activities for the Three Months Ended March 31, 2013 excludes $4,952 million of decreases in fixed maturities, available for sale, commercial mortgages, short-term investments, and trading account assets related to the subsequent retrocession of this GUL business assumed from Prudential Insurance to PAR U, an affiliate (See Note 8).

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

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only.

Acquisition of The Hartford’s Individual Life Insurance Business

On January 2, 2013, Prudential Insurance acquired The Hartford’s individual life insurance business (“Hartford Life Business”) through a reinsurance transaction. Under the agreement, Prudential Insurance paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. This acquisition increases our scale in the U.S. individual life insurance market, particularly universal life products, and provides complimentary distribution opportunities through expanded wirehouse and bank distribution channels.

In connection with this transaction, Prudential Insurance retroceded to the Company, the portion of the assumed business that is classified as guaranteed universal life insurance (“GUL”) with account values of approximately $4 billion as of January 2, 2013. The Company has reinsured more than 79,000 GUL policies with a net retained face amount in force of approximately $30 billion. The Company then retroceded all of the GUL policies to an affiliated captive reinsurance company. Collectively, these transactions do not have a material impact on equity, as determined in accordance with U.S. GAAP, or the statutory capital and surplus of the Company.

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of deferred sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

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

Fixed maturities are comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 4 for additional information regarding the determination of fair value. Fixed maturities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost and classified as “held-to-maturity.” The amortized cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs, deferred sales inducements and future policy benefits that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

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

Commercial mortgage and other loans consist of commercial mortgage loans, agricultural loans and uncollateralized loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of an allowance for losses. Commercial mortgage and other loans acquired, including those related to the acquisition of a business, are recorded at fair value when purchased, reflecting any premiums or discounts to unpaid principal balances.

Interest income, as well as prepayment fees and the amortization of the related premiums or discounts, related to commercial mortgage and other loans, are included in “Net investment income.”

Impaired loans include those loans for which it is probable that amounts due will not all be collected according to the contractual terms of the loan agreement. The Company defines “past due” as principal or interest not collected at least 30 days past the scheduled contractual due date. Interest received on loans that are past due, including impaired and non-impaired loans as well as loans that were previously modified in a troubled debt restructuring, is either applied against the principal or reported as net investment income based on the Company’s assessment as to the collectability of the principal. See Note 3 for additional information about the Company’s past due loans.

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

Short-term investments primarily consist of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value and include certain money market investments, short-term debt securities issued by government sponsored entities and other highly liquid debt instruments.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For debt securities, the split between the amount of an other-than-temporary impairment recognized in other comprehensive income and the net amount recognized in earnings is driven principally by assumptions regarding the amount and timing of projected cash flows. For mortgage-backed and asset-backed securities, cash flow estimates consider the payment terms of the underlying assets backing a particular security, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also include other assumptions regarding the underlying collateral including default rates and recoveries, which vary based on the asset type and geographic location, as well as the vintage year of the security. For structured securities, the payment priority within the tranche structure is also considered. For all other debt securities, cash flow estimates are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company has developed these estimates using information based on its historical experience as well as using market observable data, such as industry analyst reports and forecasts, sector credit ratings and other data relevant to the collectability of a security, such as the general payment terms of the security and the security’s position within the capital structure of the issuer.

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

Derivatives are used in a non-broker-dealer capacity to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 5, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Unaudited Interim Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables,” respectively. Changes in the fair value are determined using valuation models as described in Note 4, and are recorded in “Realized investment gains (losses), net.”

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

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The decrease in the income tax expense for the three months ended March 31, 2013 and change in effective tax rate was primarily driven by a decrease in pre-tax income for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Adoption of New Accounting Pronouncements

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for interim or annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 5.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. The disclosures required by this guidance are included in Note 3.

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$166,228	$13,683	$27	$179,884	$-
Obligations of U.S. states and their political subdivisions	79,108	6,017	320	84,805	-
Foreign government bonds	20,548	5,368	-	25,916	-
Public utilities	686,949	61,663	2,994	745,618	-
Redeemable preferred stock	7,022	460	-	7,482	-
All other corporate securities	4,013,260	280,547	15,097	4,278,710	(320)
Asset-backed securities (1)	345,105	18,202	2,550	360,757	(9,050)
Commercial mortgage-backed securities	502,887	35,597	1,310	537,174	-
Residential mortgage-backed securities (2)	322,390	17,192	631	338,951	(1,101)

Total fixed maturities, available-for-sale	$6,143,497	$438,729	$22,929	$6,559,297	$(10,471)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	$70	$32	$-	$102
Mutual Funds	10,158	7	80	10,085
Non-redeemable preferred stocks	1,340	108	-	1,448

Total equity securities, available-for-sale	$11,568	$147	$80	$11,635

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $13 million of net unrealized gains on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$172,541	$15,088	$10	$187,619	$-
Obligations of U.S. states and their political subdivisions	79,166	6,516	485	85,197	-
Foreign government bonds	21,709	5,802	-	27,511	-
Public utilities	620,654	68,512	1,334	687,832	-
Redeemable preferred stock	6,400	360	-	6,760	-
All other corporate securities	3,601,052	309,470	6,480	3,904,042	(344)
Asset-backed securities (1)	360,258	19,362	6,146	373,474	(21,330)
Commercial mortgage-backed securities	446,558	42,932	69	489,421	-
Residential mortgage-backed securities (2)	353,917	20,228	236	373,909	(1,095)

Total fixed maturities, available-for-sale	$5,662,255	$488,270	$14,760	$6,135,765	$(22,769)

Equity securities available-for-sale
Common Stocks:
Industrial, miscellaneous & other (4)	$1,566	$1,118	$-	$2,684
Mutual Funds (4)	157	6	9	154
Non-redeemable preferred stocks	1,396	93	-	1,489

Total equity securities, available-for-sale	$3,119	$1,217	$9	$4,327

(1)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $22 million of net unrealized gains or losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.
(4)	Certain amounts in prior periods have been reclassified to conform to the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2013, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$664,935	$683,078
Due after one year through five years	1,358,636	1,481,673
Due after five years through ten years	1,387,047	1,500,023
Due after ten years	1,562,497	1,657,641
Asset-backed securities	345,105	360,757
Commercial mortgage-backed securities	502,887	537,174
Residential mortgage-backed securities	322,390	338,951

Total	$6,143,497	$6,559,297

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$45,186	$39,139
Proceeds from maturities/repayments	174,324	196,505
Gross investment gains from sales, prepayments and maturities	33,388	971
Gross investment losses from sales and maturities	(1,731)	(116)

Equity securities, available-for-sale
Proceeds from sales	$2,352	$-
Proceeds from maturities/repayments	-	-
Gross investment gains from sales	854	-
Gross investment losses from sales	-	-

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(1,397)	$(566)
Writedowns for other-than-temporary impairment losses on equity securities	(56)	(201)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Balance, beginning of period	$27,702	$31,507
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(12,388)	(1,692)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	(3,127)
Credit loss impairment recognized in the current period on securities not previously impaired	14	-
Additional credit loss impairments recognized in the current period on securities previously impaired	497	521
Increases due to the passage of time on previously recorded credit losses	222	460
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(332)	(109)

Balance, end of period	$15,715	$27,560

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Trading Account Assets

The following table sets forth the composition of trading account assets, at fair value as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$10,158	$11,034	$7,647	$8,099
Equity securities (1)	3,083	3,737	3,083	3,277

Total trading account assets	$13,241	$14,771	$10,730	$11,376

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $0.9 million of gains and ($0.1) million of losses during the three months ended March 31, 2013 and 2012, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$258,924	17.3%	$273,900	18.6%
Retail	487,069	32.5	461,939	31.4
Apartments/Multi-Family	241,326	16.1	239,623	16.3
Office	236,417	15.8	237,566	16.2
Hospitality	59,891	4.0	50,052	3.4
Other	102,258	6.8	89,548	6.1

Total commercial mortgage loans	1,385,885	92.5	1,352,628	92.0
Agricultural property loans	112,691	7.5	117,377	8.0

Total commercial and agricultural mortgage loans by property type	1,498,576	100.0%	1,470,005	100.0%

Valuation allowance	(10,260)		(6,028)

Total net commercial and agricultural mortgage loans by property type	1,488,316		1,463,977

Other Loans
Uncollateralized loans	5,360		-

Total other loans	5,360		-

Total commercial mortgage and other loans	$1,493,676		$1,463,977

The commercial and agricultural mortgage loans are geographically dispersed throughout the United States with the largest concentrations in California (19%), New Jersey (12%), and Texas (10%) at March 31, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Allowance for losses, beginning of year	$6,028	$12,813
Addition to / (release of) allowance of losses	4,232	(1,551)
Charge-off net of recoveries	-	(5,234)

Allowance for losses, end of year (1)	$10,260	$6,028

(1)	Agricultural loans represent $0.4 million of the ending allowance for the periods ended March 31, 2013 and December 31, 2012.

The following tables set forth the allowance for credit losses and the recorded investment in commercial and agricultural mortgage loans as of the dates indicated:

	March 31, 2013	December 31, 2012

	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$4,363	$372
Ending balance: collectively evaluated for impairment (2)	5,897	5,656

Total ending balance	$10,260	$6,028

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$14,691	$6,415
Ending balance gross of reserves: collectively evaluated for impairment (2)	1,489,245	1,463,590

Total ending balance, gross of reserves	$1,503,936	$1,470,005

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at March 31, 2013 and December 31, 2012.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $113 million and $117 million at March 31, 2013 and December 31, 2012, respectively and a related allowance of $0.4 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $5 million and $0 million at March 31, 2013 and December 31, 2012, respectively and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of March 31, 2013 and December 31, 2012 had a recorded investment and unpaid principal balance of $14.7 million and $6.4 million and related allowance of $4.4 million and $0.4 million, respectively, primarily related to the hospitality, retail and other property types. At both March 31, 2013 and December 31, 2012, the Company held no impaired agricultural or uncollateralized loans. Net investment income recognized on these loans totaled $0.0 million for the period ending March 31, 2013 and $0.5 million for the year ended December 31, 2012.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of both March 31, 2013 and December 31, 2012, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2 loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of both March 31, 2013 and December 31, 2012, 96% of the $1.5 billion recorded investment had a loan-to-value ratio of less than 80%. As of March 31, 2013 and December 31, 2012, 95% and 96%, respectively, of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of March 31, 2013, approximately $74 million or 5% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural or uncollateralized loans. As of December 31, 2012, approximately $59 million or 4% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural or uncollateralized loans.

As of March 31, 2013 and December 31, 2012, all commercial mortgage and other loans were in current status, with the exception of $6.4 million at both March 31, 2013 and December 31, 2012 that were classified as past due, primarily related to other property types. As of March 31, 2013 and December 31, 2012, $14.7 million and $6.4 million, respectively, of commercial mortgage and other loans, were in non-accrual status based upon the recorded investment gross of allowance for credit losses, primarily related to hospitality, retail and other property types. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

For the periods ended March 31, 2013 and December 31, 2012, there were no commercial mortgage and other loans sold or acquired.

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

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of March 31, 2013 and December 31, 2012 the additional funds the Company has committed to provide to borrowers involved in a troubled debt restructuring is not material. During the three months ended March 31, 2013 and 2012, respectively, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period.

Net Investment Income

Net investment income for the three months ended March 31, 2013 and 2012, were from the following sources:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Fixed maturities, available-for-sale	$68,510	$67,881
Equity securities, available-for-sale	-	8
Trading account assets	133	318
Commercial mortgage and other loans	20,704	21,087
Policy loans	14,137	14,098
Short-term investments and cash equivalents	244	319
Other long-term investments	3,702	2,657

Gross investment income	107,430	106,368
Less: investment expenses	(4,922)	(4,511)

Net investment income	$102,508	$101,857

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2013 and 2012 were from the following sources:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Fixed maturities	$30,260	$289
Equity securities	798	(201)
Commercial mortgage and other loans	448	101
Joint ventures and limited partnerships	(51)	-
Derivatives	15,252	(18,681)
Other	7	18

Realized investment gains (losses), net	$46,714	$(18,474)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$258	$267,204	$267,461
Change in other comprehensive income before reclassifications	(207)	(4,963)	(5,171)
Amounts reclassified from AOCI	-	(31,058)	(31,058)
Income tax benefit (expense)	73	12,607	12,680

Balance, March 31, 2013	$123	$243,790	$243,913

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2011	$133	$213,495	$213,628
Change in component during period (2)	142	(3,406)	(3,264)

Balance, March 31, 2012	$275	$210,089	$210,364

(1)	Includes cash flow hedges of $6 million and $0 million as of March 31, 2013 and December 31, 2012, respectively, and $1 million and $3 million as of March 31, 2012 and December 31, 2011, respectively.
(2)	All amounts are shown net of taxes.

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (“AOCI”)

Three Months Ended March 31, 2013
(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	284

Net unrealized investment gains (losses) on available-for-sale securities (4)	30,774

Total net unrealized investment gains (losses)	31,058

Total reclassifications for the period	$31,058

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$(618)	$295	$563	$(115)	$125
Net investment gains (losses) on investments arising during the period	409	-	-	(143)	266
Reclassification adjustment for (gains) losses included in net income	2,682	-	-	(939)	1,743
Reclassification adjustment for OTTI losses excluded from net income (1)	3	-	-	(1)	2
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(1,397)	-	489	(908)
Impact of net unrealized investment (gains) losses on Policyholders’ account balance	-	-	550	(193)	357

Balance, March 31, 2013	$2,476	$(1,102)	$1,113	$(902)	$1,585

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$505,100	$(220,208)	$125,833	$(143,646)	$267,079
Net investment gains (losses) on investments arising during the period	(25,281)	-	-	8,848	(16,433)
Reclassification adjustment for (gains) losses included in net income	(33,740)	-	-	11,809	(21,931)
Reclassification adjustment for OTTI losses excluded from net income (2)	(3)	-	-	1	(2)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	19,218	-	(6,726)	12,492
Impact of net unrealized investment (gains) losses on policyholders’ account balances	-	-	1,538	(538)	1,000

Balance, March 31, 2013	$446,076	$(200,990)	$127,371	$(130,252)	$242,205

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2013	December 31, 2012
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$2,476	$(618)
Fixed maturity securities, available-for-sale - all other	413,324	474,128
Equity securities, available-for-sale	67	1,208
Derivatives designated as cash flow hedges (1)	6,255	147
Other investments	26,430	29,617

Net unrealized gains (losses) on investments	$448,552	$504,482

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,355	$27	$-	$-	$5,355	$27
Obligations of U.S. states and their political subdivisions	24,516	320	-	-	24,516	320
Foreign government bonds	-	-	-	-	-	-
Corporate securities	694,608	16,925	21,160	1,166	715,768	18,091
Asset-backed securities	1,172	5	16,072	2,545	17,244	2,550
Commercial mortgage-backed securities	85,283	1,303	339	7	85,622	1,310
Residential mortgage-backed securities	53,137	584	4,166	47	57,303	631

Total	$864,071	$19,164	$41,737	$3,765	$905,808	$22,929

Equity securities, available-for-sale	$9,985	$80	$-	$-	$9,985	$80

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,338	$10	$-	$-	$4,338	$10
Obligations of U.S. states and their political subdivisions	21,128	485	-	-	21,128	485
Foreign government bonds	-	-	-	-	-	-
Corporate securities	290,127	7,070	18,221	744	308,348	7,814
Asset-backed securities	44,821	76	24,997	6,070	69,818	6,146
Commercial mortgage-backed securities	12,549	60	521	9	13,070	69
Residential mortgage-backed securities	20,276	164	4,347	72	24,623	236

Total	$393,239	$7,865	$48,086	$6,895	$441,325	$14,760

Equity securities, available-for-sale	$54	$9	$-	$-	$54	$9

The gross unrealized losses, related to fixed maturities at March 31, 2013 and December 31, 2012 are composed of $20 million and $9 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $3 million and $6 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2013, $2 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for less than six months, as compared to $6 million at December 31, 2012 that represented declines in value of greater than 20%, $0 million of which had been in that position for less than six months. At March 31, 2013 and December 31, 2012, $4 million and $7 million respectively, of gross unrealized

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

losses of twelve months or more were concentrated in asset-backed securities and corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2013 and December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At both March 31, 2013 and December 31, 2012, less than $1 million of the gross unrealized losses related to equity securities, represented declines in value of greater than 20%, none of which have been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2013 or December 31, 2012.

4. FAIR VALUE OF ASSETS AND LIABILITIES

Fair Value Measurement - Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The authoritative fair value guidance establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

	As of March 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$179,884	$-	$-	$179,884
Obligations of U.S. states and their political subdivisions	-	84,805	-	-	84,805
Foreign government bonds	-	25,916	-	-	25,916
Corporate securities	-	4,992,019	39,791	-	5,031,810
Asset-backed securities	-	241,704	119,053	-	360,757
Commercial mortgage-backed securities	-	537,174	-	-	537,174
Residential mortgage-backed securities	-	338,951	-	-	338,951

Sub-total	-	6,400,453	158,844	-	6,559,297
Trading account assets:
Corporate securities	-	3,460	-	-	3,460
Asset-backed securities	-	4,003	-	-	4,003
Commercial mortgage-backed securities	-	3,571	-	-	3,571
Equity securities	-	-	3,737	-	3,737

Sub-total	-	11,034	3,737	-	14,771
Equity securities, available for sale	103	10,084	1,448	-	11,635
Short-term investments	47,485	11,089	-	-	58,574
Cash equivalents	7,599	48,033	-	-	55,632
Other long-term investments	-	152,737	842	(73,277)	80,302
Reinsurance recoverables	-	-	504,797	-	504,797
Other assets	-	181,620	3,000	-	184,620

Sub-total excluding separate account assets	55,187	6,815,050	672,668	(73,277)	7,469,628

Separate account assets (2)	476,222	87,093,586	262,007	-	87,831,815

Total assets	$531,409	$93,908,636	$934,675	$(73,277)	$95,301,443

Future policy benefits	$-	$-	$575,595	$-	$575,595
Other liabilities	-	73,277	-	(73,277)	-

Total liabilities	$-	$73,277	$575,595	$(73,277)	$575,595

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$187,619	$-	$-	$187,619
Obligations of U.S. states and their political subdivisions	-	85,197	-	-	85,197
Foreign government bonds	-	27,511	-	-	27,511
Corporate securities	-	4,561,653	36,981	-	4,598,634
Asset-backed securities	-	264,747	108,727	-	373,474
Commercial mortgage-backed securities	-	489,421	-	-	489,421
Residential mortgage-backed securities	-	373,909	-	-	373,909

Sub-total	-	5,990,057	145,708	-	6,135,765
Trading account assets:
Asset-backed securities	-	4,008	-	-	4,008
Commercial mortgage-backed securities	-	4,091	-	-	4,091
Equity securities	-	-	3,277	-	3,277

Sub-total	-	8,099	3,277	-	11,376

Equity securities, available for sale	2,683	155	1,489	-	4,327
Short-term investments	81,308	31,029	-	-	112,337
Cash equivalents	10,305	307,394	-	-	317,699
Other long term investments	-	187,384	988	(68,689)	119,683
Reinsurance recoverables	-	-	1,287,157	-	1,287,157
Other assets	-	184,128	1,995	-	186,123

Sub-total excluding separate account assets	94,296	6,708,246	1,440,614	(68,689)	8,174,467

Separate account assets (2)	345,437	80,293,584	248,255	-	80,887,276

Total assets	$439,733	$87,001,830	$1,688,869	$(68,689)	$89,061,743

Future policy benefits	$-	$-	$1,417,891	$-	$1,417,891
Other liabilities	-	68,689	-	(68,689)	-

Total liabilities	$-	$68,689	$1,417,891	$(68,689)	$1,417,891

(1)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of March 31, 2013 and December 31, 2012, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models (such as Monte Carlo simulation models and other techniques) with some significant unobservable market inputs or inputs (e.g. interest rates, equity indices, dividend yields, etc.) from less actively traded markets (e.g., model-specific input values, including volatility parameters, etc.). Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of March 31, 2013 and December 31, 2012, there were derivatives with the fair value of $0.0 million and $0.2 million, respectively, classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Reinsurance Recoverables - Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.

The Company also has an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 8). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative which is included in “Reinsurance recoverables”. The fair value of this embedded derivative is the present

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that is attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rates, the Company’s market-perceived risk of the counterparty, UPARC’s non-performance (“NPR”), and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates. This embedded derivative had a value of zero at March 31, 2013 and December 31, 2012 primarily due to NPR.

Future Policy Benefits - The liability for future policy benefits primarily includes general account liabilities for the optional living benefit features of the Company’s variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various contractholder behavior assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate and implied volatility assumptions, the Company’s market-perceived risk of its own NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets, and implied volatility. In the risk neutral valuation, interest rates are used to both grow the contractholders’ account values and discount all projected future cash flows. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread over LIBOR to reflect NPR.

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

Transfers between Levels 1 and 2 - There were no transfers between Levels 1 and 2 for the three months ended March 31, 2013 and 2012. Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur.

Level 3 Assets and Liabilities by Price Source - The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	29,807	9,984	39,791
Asset-backed securities	5,845	113,208	119,053
Equity securities	1,448	3,737	5,185
Other long-term investments	8	834	842
Reinsurance recoverables	504,797	-	504,797
Other Assets	-	3,000	3,000

Sub-total excluding separate account assets	541,905	130,763	672,668

Separate account assets	76,961	185,046	262,007

Total assets	$618,866	$315,809	$934,675

Future policy benefits	$575,595	$-	$575,595

Total liabilities	$575,595	$-	$575,595

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	31,356	5,625	36,981
Asset-backed securities	5,929	102,798	108,727
Equity securities	1,489	3,277	4,766
Other long-term investments	232	756	988
Reinsurance recoverables	1,287,157	-	1,287,157
Other Assets	-	1,995	1,995

Sub-total excluding separate account assets	1,326,163	114,451	1,440,614

Separate account assets	77,286	170,969	248,255

Total assets	$1,403,449	$285,420	$1,688,869

Future policy benefits	$1,417,891	$-	$1,417,891

Total liabilities	$1,417,891	$-	$1,417,891

(1)	Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities - The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

As of March 31, 2013
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range (Weighted Average)	Impact of Increase in Input on Fair Value (1)
(in thousands)
Assets:

Corporate securities	$29,807	Discounted cash flow	Discount rate	7.80% - 18.00% (10.91%)	Decrease
		Cap at call price	Call price	100% (100%)	Increase
		Liquidation	Liquidation value	58% - 82.70% (68.57%)	Increase
Reinsurance recoverables	$504,797	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits	$575,595	Discounted cash flow	Lapse rate (2)	0% - 14%	Decrease

			NPR spread (3)	0.18% - 1.52%	Decrease
			Utilization rate (4)	70% - 94%	Increase
			Withdrawal rate (5)	85% - 100%	Increase
			Mortality rate (6)	0% - 13%	Decrease
			Equity Volatility curve	16% - 33%	Increase

As of December 31, 2012
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Range (Weighted Average)	Impact of Increase in Input on Fair Value (1)
(in thousands)
Assets:

Corporate securities	$31,356	Discounted cash flow	Discount rate	8.90% - 17.50% (10.60%)	Decrease
		Cap at call price	Call price	100% (100%)	Increase
		Liquidation	Liquidation value	98% - 98% (98%)	Increase
Reinsurance recoverables	$1,287,157	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits	$1,417,891	Discounted cash flow	Lapse rate (2)	0% - 14%	Decrease

			NPR spread (3)	0.20% - 1.60%	Decrease
			Utilization rate (4)	70% - 94%	Increase
			Withdrawal rate (5)	85% - 100%	Increase
			Mortality rate (6)	0% - 13%	Decrease
			Equity Volatility curve	19% - 34%	Increase

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current contractholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(3)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company believes it appropriate to reflect the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company adjusted for any illiquidity risk premium.
(4)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(5)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(6)	Range reflects the mortality rate for the vast majority of business with living benefits, with contractholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

Interrelationships Between Unobservable Inputs - In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. Examples of such interrelationships for significant internally-priced Level 3 assets and liabilities are as follows:

Corporate Securities - The rate used to discount future cash flows reflects current risk free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors.

Future Policy Benefits - The unobservable contractholder behavior inputs related to the liability for the optional living benefit features of the Company’s variable annuity contracts included in future policy benefits are generally based on a long-term view of historical experience. While experience for these products is still emerging, the Company expects benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, contractholder behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. The dynamic lapse adjustment assumes lower lapses when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Therefore, to the extent contractholder behavior results in greater in-the-moneyness at the contract level, the dynamic lapse function will reduce lapse rates for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, the dynamic lapse function will lower overall lapse rates as contracts become more in-the-money.

Separate Account Assets - In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statement of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statement of Operations. In addition, fees earned by the Company related to the management of most separate account assets classified as Level 3 do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Other Invested Assets - Separate account assets include $77.0 million of investments in real estate fund as of March 31, 2013 that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which range from 5.5% to 9.5% (7.3% weighted average) and discount rates, which range from 7.0% to 11.5% (8.3% weighted average).

Valuation Process for Fair Value Measurements Categorized within Level 3 - The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation unit oversees the valuation of optional living benefit features of the Company’s variable annuity contracts. This unit works with segregated modeling and database administration teams to validate the appropriateness of input data and logic, data flow and implementation.

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness,

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon historical experience giving consideration to any observable market data, including available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Three Months Ended March 31, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$36,981	$108,727	$-	$3,277	$1,489
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(780)	-	-	-	(56)
Asset management fees and other income	-	-	-	460	-
Included in other comprehensive income (loss)	(84)	319	-	-	15
Net investment income	39	88	-	-	-
Purchases	10,127	17,798	3,434	380	-
Sales	(2,320)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(4,172)	(7,879)	(3,434)	(380)	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$39,791	$119,053	$-	$3,737	$1,448

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$460	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$-	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2013
	Other Long- term Investments	Reinsurance Recoverables	Other Assets	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$988	$1,287,157	$1,995	$248,255	(1,417,891)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(223)	(907,440)	-	748	976,566
Asset management fees and other income	77	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	5,790	-
Included in other comprehensive income (loss)	-	-	5	-	-
Net investment income	-	-	1,000	-	-
Purchases	-	125,080	-	27,981	-
Sales	-	-	-	(20,767)	-
Issuances	-	-	-	-	(134,270)
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$842	$504,797	$3,000	$262,007	(575,595)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(204)	$(902,891)	$-	$-	971,479
Asset management fees and other income	$78	$-	$-	$-	-
Interest credited to policyholders’ account balances	$-	$-	$-	$5,790	-

	Three Months Ended March 31, 2012
	Fixed Maturities, Available for Sale
	U.S. Treasury Securities	Corporate Securities	Asset-Backed Securities	Other Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,696	$23,720	$62,429	$3,362	$2,652
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	75	-	-	(201)
Asset management fees and other income	-	-	-	99	-
Included in other comprehensive income (loss)	1	799	2,672	-	110
Net investment income	-	22	105	-	-
Purchases	-	3,365	-	-	-
Sales	-	(3)	-	-	-
Issuances	-	1,769	-	-	-
Settlements	-	(3,882)	(7,951)	-	-
Transfers into Level 3 (2)	-	21,655	-	-	-
Transfers out of Level 3 (2)	-	(98)	(5,815)	-	-

Fair Value, end of period assets/(liabilities)	$4,697	$47,422	$51,440	$3,461	$2,561

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$99	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$-	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2012
	Other Long- term investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$686	$868,824	$222,323	$(912,987)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,769)	(591,214)	(781)	658,571
Asset management fees and other income	31	-	-	-
Interest credited to policyholders’ account balances	-	-	8,615	-
Included in other comprehensive income (loss)	-	-	-	-
Net investment income	-	-	-	-
Purchases	4,782	66,206	39,835	-
Sales	-	-	(31,009)	-
Issuances	-	-	-	(96,245)
Settlements	8	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$3,738	$343,816	$238,983	$(350,661)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(1,659)	$(588,346)	$-	$655,480
Asset management fees and other income	$31	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$8,616	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

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

	March 31, 2013					December 31, 2012
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$-	$1,652,151	$1,652,151	$1,493,676	$1,616,804	$1,463,977
Policy loans	-	-	1,409,708	1,409,708	1,080,966	1,455,412	1,079,714
Cash	90,851	-	-	90,851	90,851	94,410	94,410
Accrued investment income	-	91,914	-	91,914	91,914	90,653	90,653
Other assets	-	46,956	-	46,956	46,306	32,782	32,176

Total Assets	$90,851	$138,870	$3,061,859	$3,291,580	$2,803,713	$3,290,061	$2,760,930

Liabilities:
Policyholders’ Account Balances - Investment Contracts	$-	$777,361	$50,930	$828,291	$831,611	$793,280	$796,816
Cash collateral for loaned securities	-	56,174	-	56,174	56,174	48,068	48,068
Securities sold under agreement to repurchase	-	9,080	-	9,080	9,080	-	-
Short-term debt	-	273,046	-	273,046	272,000	272,981	272,000
Long-term debt	-	1,557,496	-	1,557,496	1,511,000	1,563,185	1,511,000
Other liabilities	-	258,450	-	258,450	258,450	231,445	231,445

Total liabilities	$-	$2,931,607	$50,930	$2,982,537	$2,938,315	$2,908,959	$2,859,329

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Re. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4.

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $576 million and $1,418 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $505 million and $1,287 million as of March 31, 2013 and December 31, 2012, respectively.

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

Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. Interest sensitivity can result in mark-to-market changes in the value of the underlying contractual guarantees, as well as actual activity related to premium and benefits. See Note 8 for additional information on the agreement with UPARC.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-dealer or broker capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	March 31, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$161,776	$7,852	$(1,317)	$145,174	$4,152	$(3,904)

Total Qualifying Hedges	$161,776	$7,852	$(1,317)	$145,174	$4,152	$(3,904)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,174,400	$112,572	$(46,302)	$1,729,400	$109,855	$(22,930)

Currency
Forwards	4,726	-	(28)	5,424	48	-
Credit
Credit Default Swaps	14,275	192	(861)	14,275	614	(894)
Currency/Interest Rate
Currency Swaps	54,696	2,259	(1,475)	62,468	1,516	(2,064)
Equity
Total Return Swaps	348,828	-	(10,045)	320,377	762	(6,073)
Equity Options	24,132,361	29,869	(13,249)	24,243,020	70,669	(32,824)

Total Non-Qualifying Hedges	26,729,286	144,892	(71,960)	26,374,964	183,464	(64,785)

Total Derivatives (1)	$26,891,062	$152,744	$(73,277)	$26,520,138	$187,616	$(68,689)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $598 million and $1,441 million as of March 31, 2013 and December 31, 2012, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	March 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$152,342	$(73,277)	$79,065	$(75,739)	$3,326
Securities purchased under agreement to resell	48,033	0	48,033	(48,033)	0

Total Assets	$200,375	$(73,277)	$127,098	$(123,772)	$3,326

Offsetting of Financial Liabilities:
Derivatives	$73,277	$(73,277)	$0	$0	$0
Securities sold under agreement to repurchase	9,080	0	9,080	(9,080)	0

Total Liabilities	$82,357	$(73,277)	$9,080	$(9,080)	$0

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$187,372	$(68,689)	$118,683	$0	$118,683
Securities purchased under agreement to resell	203,437	0	203,437	(203,437)	0

Total Assets	$390,809	$(68,689)	$322,120	$(203,437)	$118,683

Offsetting of Financial Liabilities:
Derivatives	$68,689	$(68,689)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0

Total Liabilities	$68,689	$(68,689)	$0	$0	$0

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “-Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in its 2012 Annual Report on Form 10-K.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$228	$56	$6,108

Total cash flow hedges	-	228	56	6,108

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(34,368)	-	-	-
Currency	106	-	-	-
Currency/Interest Rate	551	-	-	-
Credit	(521)	-	-	-
Equity	(54,301)	-	-	-
Embedded Derivatives	103,785	-	-	-

Total non-qualifying hedges	15,252	-	-	-

Total	$15,252	$228	$56	$6,108

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

	Three Months Ended March 31, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income(1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$104	$4	$(1,940)

Total cash flow hedges	-	104	4	(1,940)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(20,675)	-	-	-
Currency	(165)	-	-	-
Currency/Interest Rate	(1,216)	-	(8)	-
Credit	(675)	-	-	-
Equity	(34,967)	-	-	-
Embedded Derivatives	39,017	-	-	-

Total non-qualifying hedges	(18,681)	-	(8)	-

Total	$(18,681)	$104	$(4)	$(1,940)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three months ended March 31, 2013 and 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2012	$147
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2013	6,392
Amount reclassified into current period earnings	(284)

Balance, March 31, 2013	$6,255

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2013 and 2012, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

Credit Derivatives

The Company no longer has exposure from credit derivatives where it has written credit protection as of March 31, 2013 and December 31, 2012.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $65 million and $64 million at March 31, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” was a liability of $23 million and $23 million at March 31, 2013 and December 31, 2012, respectively.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2013 and December 31, 2012, the Company had $14 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 8. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $56 million of commercial loans as of March 31, 2013. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $95 million as of March 31, 2013.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of March 31, 2013, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC., filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint.

In October 2012, the State of West Virginia, through its State Treasurer, filed a lawsuit, State of West Virginia ex. Rel. John D. Perdue v. PRUCO Life Insurance Company, in the Circuit Court of Putnam County, West Virginia. The complaint alleges violations of the West Virginia Uniform Unclaimed Property Fund Act by failing to properly identify and report all unclaimed insurance policy proceeds which should either be paid to beneficiaries or escheated to West Virginia. The complaint seeks to examine the records of the Company to determine compliance with the West Virginia Uniform Unclaimed Property Fund Act, and to assess penalties and costs in an undetermined amount. In April 2013, the Company filed a motion to dismiss the complaint.

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

In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in the Circuit Court of the First Judicial Circuit, Williamson County, Illinois. The complaint makes claims of breach of contract, breaches of fiduciary duty, and violation of Illinois law on behalf of a class of Illinois residents whose death benefits were settled by retained assets accounts and seeks damages and disgorgement of profits. In January 2011, the case was removed to the United States District Court for the Southern District of Illinois. In March 2011, the complaint was amended to drop Prudential Financial as a defendant and add the Company as a defendant. The matter is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In April 2011, a motion to dismiss the amended complaint was filed. In November 2011, the complaint was dismissed and the dismissal appealed in December 2011. In May 2013, the United States Court of Appeals for the Seventh Circuit affirmed the dismissal of plaintiff’s putative class action complaint.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

7.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc., or “Prudential of Taiwan”, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Pruco Re, Prudential Arizona Reinsurance Term Company, or “PAR TERM” and Prudential Arizona Reinsurance Universal Company or “PAR U”, and its parent company, Prudential Insurance, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. Effective January 2, 2013, the Company began to assume Guaranteed Universal Life (“GUL”) business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance is subsequently retroceded to PAR U. Collectively, reinsurance of this GUL business does not have a material impact on the equity of the Company. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely. The affiliated reinsurance agreements are described further in Note 8.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Premiums direct and assumed	$315,767	$290,398
Premiums ceded	(302,561)	(279,215)

Premiums	$13,206	$11,183

Policy charges and fees direct and assumed	$661,639	$427,755
Policy charges and fees ceded	(198,214)	(101,943)

Policy charges and fees	$463,425	$325,812

Policyholders’ benefits direct and assumed	$(404,644)	$(318,542)
Policyholders’ benefits ceded	342,238	301,664

Policyholders’ benefits	$(62,406)	$(16,878)

Realized capital gains (losses) net, associated with derivatives	$(873,527)	$(624,045)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company also entered into an agreement with UPARC to reinsure a portion of the no-lapse guarantee provision on certain universal life products (See Note 8). These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 5 for additional information related to the accounting for embedded derivatives.

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Domestic life insurance-affiliated	$10,662,497	$4,619,282
Domestic individual annuities-affiliated	505,332	1,287,660
Domestic life insurance-unaffiliated	4,866	9,673
Taiwan life insurance-affiliated	1,100,387	1,115,560

	$12,273,082	$7,032,175

Substantially all reinsurance contracts are with affiliates as of March 31, 2013 and December 31, 2012. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of March 31, 2013 and 2012 were as follows:

	March 31, 2013	March 31, 2012
	(in thousands)

Direct gross life insurance face amount in force	$626,042,226	$578,780,482
Assumed gross life insurance face amount in force	40,109,319	-
Reinsurance ceded	(610,232,624)	(525,616,107)

Net life insurance face amount in force	$55,918,921	$53,164,375

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three months ended March 31, 2013 and 2012, respectively. The expense charged to the Company for the deferred compensation program was $2 million for the three months ended March 31, 2013 and 2012, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $6 million and $5 million for the three months ended March 31, 2013 and 2012, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for the three months ended March 31, 2013 and 2012.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $287 million and $298 million for the three months ended March 31, 2013 and 2012, respectively.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,440 million at March 31, 2013 and $2,390 million at December 31, 2012. Fees related to these COLI policies were $9 million and $8 million for the three months ended March 31, 2013 and 2012, respectively. The Company retains the majority of the mortality risk associated with these COLI policies.

Reinsurance with Affiliates

UPARC

Through June 30, 2011 the Company, excluding its subsidiaries, reinsured its universal protector policies having no-lapse guarantees with UPARC, an affiliated company. UPARC reinsured an amount equal to 90% of the net amount at risk related to the first $1 million in face amount plus 100% of the net amount at risk related to the face amount in excess of $1 million as well as 100% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

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

During the first quarter of 2013, the agreement between the Company and UPARC was further amended to revise language relating to the recapture premium. This amendment resulted in the transfer of fixed maturity securities with an amortized cost of $52 million and fair value of $56 million from UPARC to the Company.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Reinsurance recoverables	$32,909	$28,655
Other liabilities (reinsurance payables)	7,050	6,992

Reinsurance amounts, excluding realized investment gains (losses), included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Policy charges and fee income	$(11,757)	$(8,374)
Policyholders’ benefits	10,110	4,219

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

During the first quarter of 2013, the agreement between the Company, excluding its subsidiaries, and PAR U was amended to revise language relating to the consideration due to PAR U. This amendment resulted in the transfer of fixed maturity securities with an amortized cost of $122 million and fair value of $132 million from the Company to PAR U.

Effective January 2, 2013, the Company began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance is subsequently retroceded to PAR U. Collectively, reinsurance of this GUL business does not have a material impact on the equity of the Company.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Reinsurance recoverables	$7,412,890	$1,633,026
Policy loans	(76,719)	(52,767)
Deferred policy acquisition costs	(94,369)	(29,281)
Other liabilities (reinsurance payables)	174,282	146,537

Reinsurance amounts, excluding realized investment gains (losses), included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Policy charges and fee income	$(137,489)	$(44,251)
Net investment income	(795)	(339)
Other income	(31,119)	3,574
Interest credited to policyholders’ account balance	46,622	11,855
Policyholders’ benefits	41,147	22,484
Reinsurance expense allowances, net of capitalization and amortization	61,461	10,070

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Reinsurance recoverables	$2,304,770	$2,299,391
Deferred policy acquisition costs	(580,511)	(589,947)
Other liabilities (reinsurance payables)	54,485	55,233

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Premiums	$(160,280)	$(172,715)
Policyholders’ benefits	117,851	152,842
Reinsurance expense allowances, net of capitalization and amortization	33,791	34,844

PAR TERM

The Company reinsures 95% of the risk under its term life insurance policies with effective dates on or after January 1, 2010, exclusive of My Term, through an automatic coinsurance agreement with PAR TERM. The Company is not relieved of its primary obligation to the policyholder as a result of this agreement.

Amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Reinsurance recoverables	$591,779	$486,012
Deferred policy acquisition costs	(539,897)	(492,966)
Other liabilities (reinsurance payables)	43,189	35,909

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended at March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Premiums	$(122,291)	$(86,116)
Policyholders’ benefits	128,624	79,542
Reinsurance expense allowances, net of capitalization and amortization	24,522	16,504

PAR III

Through June 30, 2012 the Company, excluding its subsidiaries, reinsured 90% of the risk under its ROP term life insurance policies with effective dates in 2009 through an automatic coinsurance agreement with PAR III. Effective July 1, 2012, business reinsured under this automatic coinsurance agreement was recaptured and subsequently reinsured with PARCC, as discussed above.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended at March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Premiums	$-	$(715)
Policyholders’ benefits	-	414
Reinsurance expense allowances, net of capitalization and amortization	-	261

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

Effective January 2, 2013, the Company began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance is subsequently retroceded to PAR U. Collectively, reinsurance of this GUL business does not have a material impact on the equity of the Company.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Reinsurance recoverables	$314,474	$165,927
Policy loans	23,442	-
Deferred policy acquisition costs	39,671	-
Policyholders’ account balances	4,195,016	-
Future policybenefits and other policy liabilities	1,509,426	-
Other liabilities (reinsurance payables)	18,624	20,812

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Premiums	$(3,592)	$(3,346)
Policy charges and fee income	34,140	(49,267)
Net investment income	314	-
Policyholders’ benefits	42,084	43,788
Interest credited	(32,868)	-
Reinsurance expense allowances, net of capitalization and amortization	(67,623)	(19,262)

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract. The Company is not relieved of its primary obligation to the policyholders as a result of this agreement.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)

Reinsurance recoverables	$6,113	$6,270

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Policyholders’ benefits	$214	$349

Pruco Re

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features.

Fees ceded to Pruco Re under these agreements which are included in “Realized investment (losses) gains, net” on the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss). The Company ceded fees of $141 million and $96 million to Pruco Re for the three months ended March 31, 2013 and 2012, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s reinsurance recoverables related to the above product reinsurance agreements were $505 million and $1,288 million as of March 31, 2013 and December 31, 2012, respectively. The assets are reflected in “Reinsurance recoverables” in the Company’s Unaudited Interim Consolidated Statements of Financial Position. Realized gains (losses) were ($924) million and ($621) million for the three months ended March 31, 2013 and 2012, respectively. Changes in realized gains (losses) for the three months ended March 31, 2013 and 2012 periods were primarily due to changes in market conditions in each respective period.

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

Affiliated premiums ceded from the Taiwan coinsurance agreement were $16 million for the three months ended March 31, 2013 and 2012. Affiliated benefits ceded were $6 million for the three months ended March 31, 2013 and 2012.

Reinsurance recoverables related to the Taiwan coinsurance agreement were $1,100 million and $1,116 million at March 31, 2013 and December 31, 2012, respectively.

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $71 million and $49 million for the three months ended March 31, 2013 and 2012, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $3 million for the three months ended March 31, 2013 and 2012. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $4 million and $3 million for the three months ended March 31, 2013 and 2012, respectively. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

In September 2012, the Company’s wholly owned subsidiary, PLNJ, transferred fixed maturity securities and commercial mortgage loans to PAR U, an affiliated company, as consideration for the coinsurance agreement with this affiliate. These investments had an amortized cost of $142 million and a fair market value of $156 million. The net difference between amortized cost and the fair value was $14 million and was recorded as a realized investment gain on the Company’s financial statements. The time elapsed between the effective date and the settlement date of the coinsurance agreement with PAR U resulted in a derivative loss of $5 million reflecting the earned interest and changes in market values of the consideration from the effective date through settlement date.

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

In November 2012, the Company purchased fixed maturity securities from its parent company, Prudential Insurance. These securities had an amortized cost of $102 million and a fair market value of $110 million. The net difference between amortized cost and fair market value was accounted for as a decrease of $5 million to additional paid-in capital, net of taxes in 2012

In November 2012, the Company purchased fixed maturity securities from its ultimate parent company, Prudential Financial, Inc. These securities had an amortized cost of $12 million and a fair market value of $12 million. The net difference between amortized cost and fair market value was accounted for as a decrease of less than $1 million to additional paid-in capital, net of taxes in 2012.

In December 2012, the Company purchased fixed maturity securities from its parent company, Prudential Insurance. These securities had an amortized cost of $56 million and fair market value of $59 million. The difference between amortized cost and fair market value was accounted for as a decrease of $2 million to additional paid-in capital, net of taxes, in 2012.

In January 2013, the Company purchased fixed maturity securities from its parent company, Prudential Insurance, in connection with the coinsurance of the Hartford Life GUL business. These securities had an amortized cost of $108 million and fair value of $126 million. The difference between amortized cost and fair market value was accounted for as a decrease of $12 million to additional paid-in capital, net of taxes, in 2013.

In January 2013, the Company sold fixed maturity securities to PAR U, an affiliated company, in connection with the coinsurance of the Hartford Life GUL business. These securities had an amortized cost of $108 million and a fair market value of $126 million. The net difference between amortized cost and fair market value was $18 million and was accounted for as a realized investment gain on the Company’s financial statements.

In January 2013, the Company purchased fixed maturity securities and commercial mortgage loans from its parent company, Prudential Insurance, in connection with the coinsurance of the Hartford Life GUL business. These securities had an amortized cost of $4,825 million and a fair market value of $4,825 million. The difference between amortized cost and fair market value was accounted for as a decrease of less than $1 million to additional paid-in capital, net of taxes, in 2013.

In January 2013, the Company sold fixed maturity securities to PAR U, an affiliated company, in connection with the coinsurance of the Hartford Life GUL business. These securities had an amortized cost of $4,821 million and a fair market value of $4,826 million. The net difference between amortized cost and fair market value was $5 million and was accounted for as a realized investment gain on the Company’s financial statements.

In February 2013, the Company purchased fixed maturity securities from UPARC, an affiliated company, with an amortized cost of $52 million and a fair market value of $56 million.

In February 2013, the Company sold fixed maturity securities to PAR U, an affiliated company. These securities had an amortized cost of $122 million and a fair market value of $132 million. The net difference between amortized cost and fair market value was $10 million and was accounted for as a realized investment gain on the Company’s financial statements.

In March 2013, the Company purchased fixed maturity securities from its parent company, Prudential Insurance. These had an amortized cost of $44 million and fair value of $47 million. The difference between amortized cost and fair market value was accounted for as a decrease of $2 million to additional paid-in capital, net of taxes, in 2013.

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. As of March 31, 2013 and December 31, 2012, the Company had $272 million of short-term debt outstanding, including $114 million with Prudential Financial and $158 million with Washington Street Investment. Total interest expense on short-term affiliated debt to the Company was $0.4 million and $0.2 million for the three months ended March 31, 2013 and December 31, 2012 respectively.

On December 20, 2010, the Company borrowed $650 million from Prudential Insurance. This loan has a fixed interest rate of 3.47% and matures on December 21, 2015. On December 20, 2012, $446 million of the $650 million loan was repaid with interest. The outstanding principal related to this loan was $204 million at March 31, 2013. Total interest expense on this affiliated debt was $1.8 million and $5.6 million for the three months ended March 31, 2013 and 2012 respectively.

On November 15, 2010, the Company borrowed $245 million from Prudential Financial. This loan has a fixed interest rate of 3.01% and matures on November 13, 2015. On December 15, 2011, the Company repaid $179 million to Prudential Financial as a partial repayment for the $245 million borrowing. The outstanding principal related to this loan was $66 million at March 31, 2013. Total interest expense on this affiliated debt was $0.5 million for the three months ended March 31, 2013 and 2012.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On June 20, 2011, the Company entered into a series of five $50 million borrowings with Prudential Financial, totaling $250 million. The loans have fixed interest rates ranging from 1.08% to 3.17% and maturity dates staggered one year apart, from June 19, 2012 to June 19, 2016. On June 19, 2012 one of these borrowings became current and is now classified as short-term debt on The Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2013. On June 19, 2012 another of these $50 million borrowings was repaid. Total interest expense on this affiliated debt was $1.2 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

On December 15, 2011, the Company entered into a series of five $53 million borrowings and on December 16, 2011 five $11 million borrowings with Prudential Financial, totaling $320 million. The loans have fixed interest rates ranging from 2.08% to 3.61% and maturity dates staggered one year apart, from December 16, 2012 to December 16, 2016. On December 16, 2012 $53 million and $11 million of these borrowings became current and are now classified as short-term debt on The Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2013. On December 17, 2012 $53 million and $11 million of these borrowings were repaid. Total interest expense on this affiliated debt was $2.0 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively.

On June 20, 2012, the Company entered into a series of five $79 million borrowings with Washington Street Investment, totaling $395 million. The loans have fixed interest rates ranging from 1.15% to 3.02% and maturity dates staggered one year apart, from June 15, 2013 to June 15, 2017. Of these borrowings, $79 million is current and is classified as short-term debt on The Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2013. Total interest expense on this affiliated debt was $2.2 million for the three months ended March 31, 2013.

On December 17, 2012, the Company entered into a series of five $66 million borrowings and five $13 million borrowings with Washington Street Investment, totaling $395 million. The loans have fixed interest rates ranging from 0.95% to 1.87% and maturity dates staggered one year apart, from December 17, 2013 to December 17, 2017. Of these borrowings, $66 million and $13 million are current and are classified as short-term debt on The Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2013. The total interest expense on this affiliated debt was $1.4 million for the three months ended March 31, 2013.

On December 20, 2012, the Company borrowed $267 million from Prudential Financial. The loan has a fixed interest rate of 1.37% and matures on December 15, 2015. The total interest expense on this affiliated debt was $0.9 million for the three months ended March 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2013, compared with December 31, 2012, and its consolidated results of operations for the three months ended March 31, 2013 and 2012. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States. The Company also had marketed individual life insurance through its branch office in Taiwan. All insurance activity of the Taiwan branch has been ceded to an affiliate and the related assets and liabilities continue to be reflected in the Company’s statements of financial position.

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

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Products

Individual Annuities

The Company offers a wide array of annuities, including (1) variable annuities that are registered with the United States Securities and Exchange Commission (the “SEC”), including fixed interest rate allocation options, subject to a market value adjustment, and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. The Company also offers fixed annuitization options during the payout phase of its variable annuities.

We offer variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). We currently offer guarantees that are payable in the event of death, and withdrawal and income living benefits payable during specified periods. The majority of our current optional living benefits guarantees includes, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. The majority of our current optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits and benefits payable at specified dates during the accumulation period. Late in the first quarter of 2013, we launched Prudential Defined Income Variable Annuity, or PDI, to complement the variable annuity products we offer with the highest daily rider. PDI provides for guaranteed lifetime contractholder withdrawal payments, similar to the highest daily feature, but restricts contractholder asset allocation to a single bond sub-account within the separate accounts.

Excluding our new PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the invested amount is not held to maturity.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including equity market returns, interest rates, market volatility, contractholder longevity/mortality, timing and amount of annuitization and withdrawals, withdrawal efficiency and contract lapses. The return we realize from our variable annuity contracts will vary based on the extent of the differences between our actual experience and the assumptions used in the original pricing of these products. Our returns can also vary due to the impact and effectiveness of our hedging programs for any capital markets movements that we may hedge, the impact of affiliated reinsurance, the impact of that portion of our variable annuity contracts with an asset transfer feature, the impact of risks we have retained and the impact of risks that are not able to be hedged.

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, and an asset transfer feature. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond fund sub-account portfolio or a fixed-rate account in the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of March 31, 2013, approximately $70.8 billion or 89% of total variable annuity account values contain a living benefit feature, compared to approximately $64.7 billion or 89% as of December 31, 2012. As of March 31, 2013, approximately $66.3 billion or 94% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $60.3 billion or 93% as of December 31, 2012.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 63% of our net individual life insurance in force at March 31, 2013, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 24% of our net individual life insurance in force at March 31, 2013. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and/or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In a portion of the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 13% of our net individual life insurance in force at March 31, 2013. Universal life insurance products may feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. They may feature an equity index crediting rate subject to certain minimum and maximum rates. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

—	Deferred policy acquisition (“DAC”) and other costs;
—	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;
—	Policyholder liabilities;
—	Taxes on income; and
—	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

The near-term future equity rate of return assumption used in evaluating DAC and deferred sales inducements for our variable annuity and variable life insurance products is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. As of March 31, 2013, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.8% near-term mean reversion equity rate of return.

Additional information on our policies related to our critical accounting estimates may be found in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2013 versus December 31, 2012

Total assets increased $12,736 million, from $102,222 million at December 31, 2012 to $114,958 million at March 31, 2013.

Separate account assets increased $6,945 million, from $80,887 million at December 31, 2012 to $87,832 million at March 31, 2013, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

Reinsurance recoverables increased $5,241 million from $7,032 million at December 31, 2012 to $12,273 million at March 31, 2013. The increase in reinsurance recoverables was primarily driven by liabilities ceded arising from coinsurance of the Hartford Life GUL business as well as higher term reserves and universal life policyholders’ account balances ceded under affiliated reinsurance agreements due to business growth. Partially offsetting this is a decrease related to the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits accounted for as embedded derivatives, primarily resulting from a decrease in the present value of future expected benefit payments driven by higher interest rates and changes in equity markets. See Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

Deferred policy acquisition and deferred sales inducement costs increased $439 million from $4,467 million at December 31, 2012 to $4,906 million at March 31, 2013. The increase is primarily driven by the capitalization of commissions related to variable annuity new business sales and write-ups primarily associated with the impact of the mark-to-market of the reinsured liability for living benefits and related hedge positions.

Total investments increased $374 million from $9,092 million at December 31, 2012 to $9,466 million at March 31, 2013. The increase in total investments was primarily driven by continued universal life and term business growth.

Partially offsetting these increases was a decrease in cash and cash equivalents of $266 million from $412 million at December 31, 2012 to $146 million at March 31, 2013.

Total liabilities increased $12,426 million, from $98,706 million at December 31, 2012 to $111,132 million at March 31, 2013.

Separate account liabilities increased $6,945 million, offsetting the increase in separate account assets described above.

Policyholder account balances increased $4,582 million, from $8,557 million at December 31, 2012 to $13,139 million at March 31, 2013, primarily driven by liabilities assumed related to coinsurance of the Hartford Life GUL business and continued universal life business growth.

Future policy benefits and other policyholder liabilities increased $818 million, from $6,697 million at December 31, 2012 to $7,515 million at March 31, 2013, primarily driven by liabilities assumed related to coinsurance of the Hartford Life GUL business and an increase in reserves supporting term business arising from business growth. Partially offsetting this is mark-to-market decreases to the liability for living benefit embedded derivatives, as described above.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Operating results:
Revenues:
Annuity Products	$442,088	$340,535
Life Products and Other	248,245	157,539

	$690,333	$498,074

Benefits and expenses:
Annuity Products	$69,222	$(283,235)
Life Products and Other	166,222	142,498

	$235,444	$(140,737)

Income (loss) from Operations before Income Taxes
Annuity Products	$372,866	$623,770
Life Products and Other	82,023	15,041

	$454,889	$638,811

Annuity Products

Income (Loss) from Operations before Income Taxes

2013 to 2012 Three Month Comparison. Income from operations before income taxes decreased $251 million from $624 million in the first quarter of 2012 to $373 million in the first quarter of 2013. Results for both periods include the impact on the amortization of DAC and DSI, and on reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

Excluding these items, income (loss) from operations before income taxes increased $90 million, primarily driven by higher fee income, net of distribution costs, related to higher average variable annuity account values invested in separate accounts due to market appreciation and positive net flows from new business sales.

The following table reflects the impact on the amortization of DAC/DSI and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Three months ended March 31,

	2013	2012
	(1)
	(in millions)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$254	$483
Impacts of changes in the estimated profitability of the business	2	79

Total	$256	$562

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC/DSI and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge. The unfavorable variance was primarily driven by lower NPR losses in the reinsurance affiliate in 2013, which resulted in lower amortization benefits in the first quarter of 2013 compared to the first quarter of 2012. The lower NPR losses in the reinsurance affiliate were primarily driven by smaller NPR spread tightening as well as a smaller decrease in the base embedded derivative liability period over period.

The impacts of changes in the estimated profitability of the business include adjustments to GMDB/GMIB reserves and the amortization of DAC/DSI for the impacts of market performance and current period experience. The $2 million net benefit in the first quarter of 2013 was primarily driven by the impact of positive market performance on contractholder accounts relative to our assumptions, partially offset by negative experience related to the change of the fair value of the hedge target liability and the change in the fair value of the hedge assets, primarily in the reinsurance affiliate. For weighted average rate of return assumptions as of March 31, 2013 see “—Application of Critical Accounting Estimates” above. The $79 million net benefit in the first quarter of 2012 was primarily driven by the impact of positive market performance on contractholder accounts relative to our assumptions.

Revenues, Benefits and Expenses

2013 to 2012 Three Month Comparison. Revenues increased $101 million. This increase was primarily driven by an increase of $99 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances driven by higher average separate account asset balances due to positive net flows from new business sales and market appreciation.

Benefits and expenses increased $352 million. This increase was primarily driven by an unfavorable variance of $229 million in DAC amortization and $70 million in interest credited to policyholders’ account balances, which includes DSI amortization. Higher DAC and DSI amortization is related to the impact of the mark-to-market of the reinsured liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the increase was an increase in policyholders benefits, including changes in reserves, of $39 million, primarily due to adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above, and an increase in general and administrative expenses, net of capitalization, of $15 million primarily driven by higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are primarily offered through the Company’s variable annuity investment options. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. Prior to the adoption of the 12b-1 Plan, the Company received an administrative service fee from AST and incurred expenses associated with administration services provided. While we expect the level of revenue and expenses of the Company in 2013 to decline relative to 2012 due to the elimination of the administrative services fee and related expenses, we do not expect a material impact to net income related to AST’s adoption of the Rule 12b-1 Plan.

Life Products and Other

Income from Operations before Income Taxes

2013 to 2012 Three Month Comparison. Income from operations before income taxes increased $67 million. The increase includes a realized investment gain of $57 million on a portion of an embedded derivative recaptured from an amendment to the reinsurance agreement of no-lapse guarantees with UPARC in the first quarter of 2013. This was partially offset by a $24 million loss from an amendment to the 2011 coinsurance agreement with PAR U also in the first quarter of 2013. Absent these impacts, income from operations before taxes increased $34 million. The increase includes the impact of universal life and term product business growth and higher realized investment gains including $23 million related to asset transfers to affiliates. These increases were partially offset by the impact of the third quarter 2012 coinsurance agreement between PLNJ and PAR U and continued run-off of the variable life inforce. See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Revenues, Benefits and Expenses

2013 to 2012 Three Month Comparison. Revenues increased $91 million. The increase includes a net benefit of $33 million related to the amendments to the reinsurance agreements discussed above. Absent these impacts, revenues increased $58 million. The increase includes the impact of universal life and term product business growth and higher realized investment gains including $23 million related to asset transfers to affiliates. These increases were partially offset by the impact of the third quarter 2012 coinsurance agreement between PLNJ and PAR U and continued run-off of variable life inforce. See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Benefits and expenses increased $24 million including higher death benefits and the impact of universal life business growth which drove growth in interest credited due to higher policyholder account balances and higher amortization of deferred policy acquisition costs.

Income Taxes

The income tax provision amounted to an expense of $108 million for the three months ended March 31, 2013 compared to an expense of $178 million for the three months ended March 31, 2012 primarily driven by lower pre-tax income in the current period compared to the prior period.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in November 2013, unless extended. The statute of limitations for the 2007 through 2009 tax years will expire in December 2013, unless extended. Tax years 2010 through 2012 are still open for IRS examination.

The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2012, current year results, and was adjusted to take into account the current year’s equity market performance. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s 2012 or first quarter 2013 results.

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

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Dodd-Frank Act may result in the imposition of new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. Prudential Financial is currently under consideration by the Council for a proposed determination that it should be subject to these and other regulatory standards and to supervision by the Board of Governors of the Federal Reserve System under the Dodd Frank Act. For information regarding the potential impact of the Dodd-Frank Act see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC is calculated based on statutory financial statements and risk formulas consistent with NAIC, practices. The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of March 31, 2013 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

We manage certain risks associated with our variable annuity products through arrangements with an affiliated captive reinsurance company. We reinsure variable annuity living benefit guarantees to an affiliated domestic captive reinsurance company, Pruco Re. This enables Prudential Financial to execute its living benefit hedging program within one legal entity, Pruco Re. Since Pruco Re is domiciled and subject to regulation in the State of Arizona, the Company is able to claim statutory reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by PLNJ, Pruco Re must collateralize its obligations under the reinsurance arrangement in order for PLNJ to claim a reinsurance reserve credit for its business ceded. This requirement is satisfied by Pruco Re depositing assets into statutory reserve credit trusts.

Insurance regulators are reviewing life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from this review. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our financial results, liquidity and capital position may be adversely affected. For further information on our specific uses of captive reinsurance companies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity

There have been no material changes to the liquidity position of the Company since December 31, 2012. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for the Company.

The principal sources of the Company’s cash are premiums and certain annuity considerations, investment and fee income, investment maturities and sales as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, and payments in connection with financing activities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2013 and December 31, 2012, the Company had liquid assets of $6,791 million and $6,676 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $205 million and $524 million as of March 31,

2013 and December 31, 2012, respectively. As of March 31, 2013, $5,161 million, or 92%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $432 million, or 8%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of March 31, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

PART II

Item 1.  Legal Proceedings

See Note 6 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A.  Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These risks could materially affect our business, results of operations or financial condition, or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Pruco Life Insurance Company

By:	/s/ Yanela C. Frias
Vice President,
Chief Financial Officer
(Authorized signatory and principal financial officer)

Date: May 10, 2013