Form 10-Q
period 2013-06-30
PRUCO LIFE INSURANCE CO
filed 2013-08-13
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” herein and in the Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of certain risks relating to our business.

Part I—Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

As of June 30, 2013 and December 31, 2012 (in thousands, except share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2013 – $6,169,501; 2012 – $5,662,255)	$6,329,128	$6,135,765
Equity securities, available for sale, at fair value (cost: 2013 – $12,070; 2012 – $3,119)	11,544	4,327
Trading account assets, at fair value	23,639	11,376
Policy loans	1,086,128	1,079,714
Short-term investments	73,830	112,337
Commercial mortgage and other loans	1,507,446	1,463,977
Other long-term investments	168,607	284,489

Total investments	9,200,322	9,091,985
Cash and cash equivalents	139,489	412,109
Deferred policy acquisition costs	4,474,737	3,679,061
Accrued investment income	94,415	90,653
Reinsurance recoverables	11,886,884	7,032,175
Receivables from parents and affiliates	312,328	183,044
Deferred sales inducements	866,725	787,891
Income taxes	-	9,910
Other assets	50,070	47,453
Separate account assets	88,643,298	80,887,276

TOTAL ASSETS	$115,668,268	$102,221,557

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$13,631,937	$8,557,077
Future policy benefits and other policyholder liabilities	6,564,534	6,696,813
Cash collateral for loaned securities	89,632	48,068
Income taxes	13,495	-
Short-term debt to affiliates	343,000	272,000
Long-term debt to affiliates	1,382,000	1,511,000
Payables to parent and affiliates	112,242	6,694
Other liabilities	906,838	726,737
Separate account liabilities	88,643,298	80,887,276

TOTAL LIABILITIES	111,686,976	98,705,665

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	804,158	818,303
Retained earnings	3,086,680	2,427,628
Accumulated other comprehensive income	87,954	267,461

TOTAL EQUITY	3,981,292	3,515,892

TOTAL LIABILITIES AND EQUITY	$115,668,268	$102,221,557

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2013 and 2012 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Premiums	$13,891	$20,077	$27,097	$31,260
Policy charges and fee income	486,876	346,174	950,301	671,986
Net investment income	105,032	105,322	207,540	207,179
Asset administration fees	78,964	67,076	161,327	129,913
Other income	11,176	14,386	(6,707)	29,245
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,424)	(9,832)	(7,277)	(15,747)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	2,212	6,115	5,668	11,464
Other realized investment gains (losses), net	(39,413)	11,885	8,698	(6,023)

Total realized investment gains (losses), net	(39,625)	8,168	7,089	(10,306)

TOTAL REVENUES	656,314	561,203	1,346,647	1,059,277

BENEFITS AND EXPENSES
Policyholders’ benefits	64,890	89,076	127,296	105,954
Interest credited to policyholders’ account balances	26,448	209,197	53,416	159,719
Amortization of deferred policy acquisition costs	(78,758)	552,931	(158,600)	240,262
General, administrative and other expenses	217,321	202,893	443,233	407,425

TOTAL BENEFITS AND EXPENSES	229,901	1,054,097	465,345	913,360

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	426,413	(492,894)	881,302	145,917

Income tax expense (benefit)	114,416	(139,531)	222,250	37,976

NET INCOME (LOSS)	$311,997	$(353,363)	$659,052	$107,941

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	69	(438)	(138)	(220)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(235,553)	56,963	(240,516)	52,082
Reclassification adjustment for (gains) losses included in net income	(4,451)	(2,747)	(35,509)	(2,835)

Net unrealized investment gains (losses)	(240,004)	54,216	(276,025)	49,247

Other comprehensive income (loss), before tax	(239,935)	53,778	(276,163)	49,027

Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	25	(153)	(48)	(77)
Net unrealized investment gains (losses)	(84,002)	18,975	(96,608)	17,412

Total	(83,977)	18,822	(96,656)	17,335
Other comprehensive income (loss), net of tax:	(155,958)	34,956	(179,507)	31,692

COMPREHENSIVE INCOME (LOSS)	$156,039	$(318,407)	$479,545	$139,633

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Equity

Six Months Ended June 30, 2013 and 2012 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2012	$2,500	$818,303	$2,427,628	$267,461	$3,515,892
Contributed(distributed) capital-parent/children asset transfers	-	(14,145)	-	-	(14,145)
Comprehensive income (loss):
Net income (loss)	-	-	659,052	-	659,052
Other comprehensive income (loss), net of tax	-	-	-	(179,507)	(179,507)

Total comprehensive income (loss)	-	-	-	-	479,545

Balance, June 30, 2013	$2,500	$804,158	$3,086,680	$87,954	$3,981,292

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2011	$2,500	$836,021	$1,743,291	$213,628	$2,795,440
Contributed(distributed) capital-parent/children asset transfers	-	(13,378)	-	-	(13,378)
Comprehensive income (loss):
Net income (loss)	-		107,941	-	107,941
Other comprehensive income (loss), net of tax	-			31,692	31,692

Total comprehensive income (loss)	-	-	-		139,633

Balance, June 30, 2012	$2,500	$822,643	$1,851,232	$245,320	$2,921,695

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012 (in thousands)

	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$659,052	$107,941
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(95,612)	(62,658)
Interest credited to policyholders’ account balances	53,416	159,719
Realized investment (gains) losses, net	(7,089)	10,306
Amortization and other non-cash items	(23,113)	(29,093)
Change in:
Future policy benefits and other insurance liabilities	565,390	586,194
Reinsurance recoverables	(516,820)	(555,528)
Accrued investment income	(4,692)	(539)
Receivables from parent and affiliates	(68,857)	14,549
Payables to parent and affiliates	39,021	382
Deferred policy acquisition costs	(649,898)	(340,462)
Income taxes payable	127,679	47,037
Deferred sales inducements	(13,325)	(138,095)
Other, net	(53,729)	(21,523)

Cash flows from (used in) operating activities	$11,423	$(221,770)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$673,173	$549,359
Short-term investments	369,310	576,280
Policy loans	65,544	63,704
Ceded policy loans	(3,629)	(1,797)
Commercial mortgage and other loans	77,301	50,114
Other long-term investments	3,195	7,712
Equity securities, available for sale	2,342	78
Trading account assets, at fair value	817	6,163
Payments for the purchase/origination of:
Fixed maturities, available for sale	(1,218,979)	(795,773)
Short-term investments	(330,805)	(644,804)
Policy loans	(49,639)	(54,209)
Ceded policy loans	4,498	4,506
Commercial mortgage and other loans	(121,449)	(67,937)
Other long-term investments	(18,543)	(39,928)
Equity securities, available for sale	(10,508)	(5,023)
Trading account assets, at fair value	(9,478)	-
Notes receivable from parent and affiliates, net	8,402	9,718
Other, net	696	1,269

Cash flows from (used in) investing activities	$(557,752)	$(340,568)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$1,833,747	$1,861,057
Ceded policyholders’ account deposits	(180,700)	(114,600)
Policyholders’ account withdrawals	(1,388,518)	(1,444,034)
Ceded policyholders’ account withdrawals	18,301	15,530
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	41,564	(104,440)
Contributed/Distributed capital - parent/child asset transfers	(3,524)	(19,456)
Net change in financing arrangements (maturities 90 days or less)	(8,000)	14,000
Net change in long-term borrowing	(50,000)	316,000
Drafts outstanding	10,839	(2,307)

Cash flows from (used in) financing activities	$273,709	$521,750

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(272,620)	(40,588)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	412,109	287,423

CASH AND CASH EQUIVALENTS, END OF PERIOD	$139,489	$246,835

See Notes to Unaudited Interim Financial Statements

Significant Non Cash Transactions

Cash Flows from Investing Activities for the six months ended June 30, 2013 excludes $56 million of increases in fixed maturities, available for sale and $132 million of decreases in fixed maturities, available for sale related to the amendments of the reinsurance agreements between the Company and UPARC, an affiliate, and the Company, and PAR U, an affiliate (See Note 8).

Cash Flows from Investing Activities for the six months ended June 30, 2013 excludes $4,951 million of increases in fixed maturities, available for sale, commercial mortgages, short-term investments, and trading account assets related to the coinsurance of Guaranteed Universal Life (“GUL”) business assumed from Prudential Insurance in connection with the acquisition of the Hartford Life Business. Cash Flows from Investing Activities for the six months ended June 30, 2013 excludes $4,952 million of decreases in fixed maturities, available for sale, commercial mortgages, short-term investments, and trading account assets related to the subsequent retrocession of this GUL business assumed from Prudential Insurance to PAR U, an affiliate (See Note 8).

Cash Flows from Financing Activities for the six months ended June 30, 2013 excludes $12 million of decreases in Contributed/Distributed capital - parent/child asset transfers related to the coinsurance of Guaranteed Universal Life (“GUL”) business assumed from Prudential Insurance in connection with the acquisition of the Hartford Life Business.

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

The Company has three subsidiaries, including one wholly owned insurance subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ,” and two subsidiaries formed in 2009 for the purpose of holding certain commercial loan investments. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

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

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense for the six months ended June 30, 2013 and change in effective tax rate was primarily driven by an increase in pre-tax income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Adoption of New Accounting Pronouncements

In December 2011 and January 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance is effective for interim or annual reporting periods beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 5.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$91,273	$8,156	$806	$98,623	$-
Obligations of U.S. states and their political subdivisions	81,930	2,242	5,217	78,955	-
Foreign government bonds	20,424	4,196	-	24,620	-
Public utilities	708,856	35,095	21,868	722,083	-
Redeemable preferred stock	7,041	328	140	7,229	-
All other corporate securities	4,100,515	190,535	91,131	4,199,919	(318)
Asset-backed securities (1)	316,495	16,538	1,945	331,088	(8,034)
Commercial mortgage-backed securities	541,642	27,080	10,731	557,991	-
Residential mortgage-backed securities (2)	301,325	12,837	5,542	308,620	(1,077)

Total fixed maturities, available-for-sale	$6,169,501	$297,007	$137,380	$6,329,128	$(9,429)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	$70	$43	$-	$113
Mutual Funds	10,660	4	699	9,965
Non-redeemable preferred stocks	1,340	126	-	1,466

Total equity securities, available-for-sale	$12,070	$173	$699	$11,544

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $13 million of net unrealized gains on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$172,541	$15,088	$10	$187,619	$-
Obligations of U.S. states and their political subdivisions	79,166	6,516	485	85,197	-
Foreign government bonds	21,709	5,802	-	27,511	-
Public utilities	620,654	68,512	1,334	687,832	-
Redeemable preferred stock	6,400	360	-	6,760	-
All other corporate securities	3,601,052	309,470	6,480	3,904,042	(344)
Asset-backed securities (1)	360,258	19,362	6,146	373,474	(21,330)
Commercial mortgage-backed securities	446,558	42,932	69	489,421	-
Residential mortgage-backed securities (2)	353,917	20,228	236	373,909	(1,095)

Total fixed maturities, available-for-sale	$5,662,255	$488,270	$14,760	$6,135,765	$(22,769)

Equity securities available-for-sale
Common Stocks:
Industrial, miscellaneous & other (4)	$1,566	$1,118	$-	$2,684
Mutual Funds (4)	157	6	9	154
Non-redeemable preferred stocks	1,396	93	-	1,489

Total equity securities, available-for-sale	$3,119	$1,217	$9	$4,327

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $22 million of net unrealized gains or losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.
(4)	Prior period has been reclassified to conform to the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2013, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$490,196	$501,413
Due after one year through five years	1,262,286	1,359,230
Due after five years through ten years	1,522,653	1,565,817
Due after ten years	1,734,904	1,704,969
Asset-backed securities	316,495	331,088
Commercial mortgage-backed securities	541,642	557,991
Residential mortgage-backed securities	301,325	308,620

Total	$6,169,501	$6,329,128

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$197,132	$19,051	$242,318	$58,190
Proceeds from maturities/repayments	258,923	296,563	433,247	493,068
Gross investment gains from sales, prepayments and maturities	5,766	7,783	39,154	8,754
Gross investment losses from sales and maturities	(1,103)	(590)	(2,834)	(706)

Equity securities, available-for-sale
Proceeds from sales	$-	$91	$2,352	$91
Proceeds from maturities/repayments	3	-	3	-
Gross investment gains from sales	-	27	854	27
Gross investment losses from sales	-	(34)	-	(34)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(212)	$(3,719)	$(1,609)	$(4,285)
Writedowns for other-than-temporary impairment losses on equity securities	-	(721)	(56)	(922)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Balance, beginning of period	$15,716	$27,702
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,287)	(13,674)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	-	14
Additional credit loss impairments recognized in the current period on securities previously impaired	212	709
Increases due to the passage of time on previously recorded credit losses	219	441
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(20)	(352)

Balance, end of period	$14,840	$14,840

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands)
Balance, beginning of period	$27,559	$31,507
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(636)	(2,328)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	(3,128)
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	699	1,220
Increases due to the passage of time on previously recorded credit losses	338	798
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(418)	(527)

Balance, end of period	$27,542	$27,542

(1)	Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security’s amortized cost.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of trading account assets, at fair value as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$19,274	$19,680	$7,647	$8,099
Equity securities (1)	3,083	3,959	3,083	3,277

Total trading account assets	$22,357	$23,639	$10,730	$11,376

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $0.2 million of losses during both the three months ended June 30, 2013 and 2012, and $0.6 million of gains and $0.3 million of losses during the six months ended June 30, 2013 and 2012, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$262,068	17.3%	$273,900	18.6%
Retail	478,038	31.6	461,939	31.4
Apartments/Multi-Family	267,246	17.7	239,623	16.3
Office	234,253	15.5	237,566	16.2
Hospitality	56,982	3.8	50,052	3.4
Other	101,761	6.7	89,548	6.1

Total commercial mortgage loans	1,400,348	92.6	1,352,628	92.0
Agricultural property loans	111,757	7.4	117,377	8.0

Total commercial and agricultural mortgage loans by property type	1,512,105	100.0%	1,470,005	100.0%

Valuation allowance	(10,019)		(6,028)

Total net commercial and agricultural mortgage loans by property type	1,502,086		1,463,977

Other Loans
Uncollateralized loans	5,360		-

Total other loans	5,360		-

Total commercial mortgage and other loans	$1,507,446		$1,463,977

The commercial and agricultural mortgage loans are geographically dispersed throughout the United States with the largest concentrations in California (19%), New Jersey (12%), and Texas (10%) at June 30, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Allowance for losses, beginning of year	$6,028	$12,813
Addition to / (release of) allowance of losses	3,991	(1,551)
Charge-off net of recoveries	-	(5,234)

Allowance for losses, end of year (1)	$10,019	$6,028

(1)	Agricultural loans represent $0.4 million of the ending allowance for the periods ended June 30, 2013 and December 31, 2012.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial and agricultural mortgage loans as of the dates indicated:

	June 30, 2013	December 31, 2012

	Total Loans
	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$3,554	$372
Ending balance: collectively evaluated for impairment (2)	6,465	5,656

Total ending balance	$10,019	$6,028

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$13,942	$6,415
Ending balance gross of reserves: collectively evaluated for impairment (2)	1,503,523	1,463,590

Total ending balance, gross of reserves	$1,517,465	$1,470,005

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at June 30, 2013 and December 31, 2012.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $112 million and $117 million at June 30, 2013 and December 31, 2012, respectively and a related allowance of $0.4 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $5 million and $0 million at June 30, 2013 and December 31, 2012, respectively and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of June 30, 2013 and December 31, 2012, had a recorded investment and unpaid principal balance of $13.9 million and $6.4 million and related allowance of $3.6 million and $0.4 million, respectively, primarily related to the hospitality, retail and other property types. At both June 30, 2013 and December 31, 2012, the Company held no impaired agricultural or uncollateralized loans. Net investment income recognized on these loans totaled $0.1 million for the period ending June 30, 2013, and $0.5 million for the year ended December 31, 2012.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of both June 30, 2013 and December 31, 2012, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2 loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of both June 30, 2013 and December 31, 2012, 96% of the $1.5 billion recorded investment had a loan-to-value ratio of less than 80%. As of June 30, 2013 and December 31, 2012, 94% and 96%, respectively, of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of June 30, 2013, approximately $90 million or 6% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural or uncollateralized loans. As of December 31, 2012, approximately $59 million or 4% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural or uncollateralized loans.

As of June 30, 2013 and December 31, 2012, all commercial mortgage and other loans were in current status, with the exception of $6.4 million at both June 30, 2013 and December 31, 2012, that were classified as past due, primarily related to other property types. As of June 30, 2013 and December 31, 2012, $13.9 million and $6.4 million, respectively, of commercial mortgage and other loans, were in non-accrual status based upon the recorded investment gross of allowance for credit losses, primarily related to hospitality, retail and other property types. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

For the three months ended June 30, 2013 and December 31, 2012, there were no commercial mortgage and other loans sold or acquired.

Commercial mortgage and other loans are occasionally restructured in a troubled debt restructuring. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms: changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt as part of a troubled debt restructuring. When restructurings occur, they are evaluated individually to determine whether the restructuring or modification constitutes a “troubled debt restructuring” as defined by authoritative accounting guidance. The Company has no significant outstanding investment related to commercial mortgage and other loans that have been restructured in a troubled debt restructuring.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of June 30, 2013 and December 31, 2012, the additional funds the Company has committed to provide to borrowers involved in a troubled debt restructuring is not material. During the six months ended June 30, 2013 and 2012, respectively, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and six months ended June 30, 2013 and 2012, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale	$71,368	$68,077	$139,877	$135,960
Equity securities, available-for-sale	-	26	1	33
Trading account assets	176	298	309	616
Commercial mortgage and other loans	21,219	21,218	41,923	42,305
Policy loans	14,468	14,377	28,605	28,475
Short-term investments and cash equivalents	172	223	416	542
Other long-term investments	2,554	5,587	6,256	8,244

Gross investment income	109,957	109,806	217,387	216,175
Less: investment expenses	(4,925)	(4,484)	(9,847)	(8,996)

Net investment income	$105,032	$105,322	$207,540	$207,179

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2013 and 2012 were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities	$4,451	$3,474	$34,711	$3,763
Equity securities	-	(728)	798	(929)
Commercial mortgage and other loans	242	959	690	1,060
Joint ventures and limited partnerships	(6)	-	(57)	-
Derivatives	(44,315)	4,463	(29,063)	(14,218)
Other	3	-	10	18

Realized investment gains (losses), net	$(39,625)	$8,168	$7,089	$(10,306)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$258	$267,204	$267,461
Change in other comprehensive income before reclassifications	(138)	(240,516)	(240,654)
Amounts reclassified from AOCI	-	(35,509)	(35,509)
Income tax benefit (expense)	48	96,608	96,656

Balance, June 30, 2013	$168	$87,787	$87,954

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2011	$133	$213,495	$213,628
Change in component during period (2)	(143)	31,835	31,692

Balance, June 30, 2012	$(9)	$245,330	$245,320

(1)	Includes cash flow hedges of $6 million and $0 million as of June 30, 2013 and December 31, 2012, respectively, and $4 million and $3 million as of June 30, 2012 and December 31, 2011, respectively.
(2)	All amounts are shown net of taxes.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$254	$538

Net unrealized investment gains (losses) on available-for-sale securities (4)	4,197	34,971

Total net unrealized investment gains (losses)	4,451	35,509

Total reclassifications for the period	$4,451	$35,509

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$(618)	$295	$563	$(115)	$125
Net investment gains (losses) on investments arising during the period	527	-	-	(184)	343
Reclassification adjustment for (gains) losses included in net income	3,370	-	-	(1,180)	2,190
Reclassification adjustment for OTTI losses excluded from net income (1)	3	-	-	(1)	2
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(2,437)	-	853	(1,584)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balance	-	-	313	(110)	203

Balance, June 30, 2013	$3,282	$(2,142)	$876	$(737)	$1,279

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$505,100	$(220,208)	$125,833	$(143,646)	$267,079
Net investment gains (losses) on investments arising during the period	(282,559)	-	-	98,896	(183,663)
Reclassification adjustment for (gains) losses included in net income	(38,879)	-	-	13,608	(25,271)
Reclassification adjustment for OTTI losses excluded from net income (2)	(3)	-	-	1	(2)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	152,905	-	(53,517)	99,388
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(109,266)	38,243	(71,023)

Balance, June 30, 2013	$183,659	$(67,303)	$16,567	$(46,415)	$86,508

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$3,282	$(618)
Fixed maturity securities, available-for-sale - all other	156,343	474,128
Equity securities, available-for-sale	(526)	1,208
Derivatives designated as cash flow hedges (1)	5,766	147
Other investments	22,076	29,617

Net unrealized gains (losses) on investments	$186,941	$504,482

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$17,884	$806	$-	$-	$17,884	$806
Obligations of U.S. states and their political subdivisions	54,992	5,217	-	-	54,992	5,217
Foreign government bonds	-	-	-	-	-	-
Corporate securities	1,808,637	110,441	27,547	2,698	1,836,184	113,139
Asset-backed securities	13,182	76	12,684	1,869	25,866	1,945
Commercial mortgage-backed securities	144,191	10,725	336	6	144,527	10,731
Residential mortgage-backed securities	151,825	5,494	3,536	48	155,361	5,542

Total	$2,190,711	$132,759	$44,103	$4,621	$2,234,814	$137,380

Equity securities, available-for-sale	$9,853	$688	$52	$11	$9,905	$699

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,338	$10	$-	$-	$4,338	$10
Obligations of U.S. states and their political subdivisions	21,128	485	-	-	21,128	485
Foreign government bonds	-	-	-	-	-	-
Corporate securities	290,127	7,070	18,221	744	308,348	7,814
Asset-backed securities	44,821	76	24,997	6,070	69,818	6,146
Commercial mortgage-backed securities	12,549	60	521	9	13,070	69
Residential mortgage-backed securities	20,276	164	4,347	72	24,623	236

Total	$393,239	$7,865	$48,086	$6,895	$441,325	$14,760

Equity securities, available-for-sale	$54	$9	$-	$-	$54	$9

The gross unrealized losses, related to fixed maturities at June 30, 2013 and December 31, 2012 are composed of $131 million and $9 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $6 million and $6 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2013, $1 million of the gross unrealized losses represented declines in value of greater than 20%, none of which had been in that position for less than six months, as compared to $6 million at December 31, 2012 that represented declines in value of greater than 20%, $0 million of which had been in that position for less than six months. At June 30, 2013 and December 31, 2012, $5 million and $7 million respectively, of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2013 and December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At both June 30, 2013 and December 31, 2012, less than $1 million of the gross unrealized losses related to equity securities, represented declines in value of greater than 20%, none of which have been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2013 or December 31, 2012.

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

	As of June 30, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$98,623	$-	$-	$98,623
Obligations of U.S. states and their political subdivisions	-	78,955	-	-	78,955
Foreign government bonds	-	24,620	-	-	24,620
Corporate securities	-	4,910,628	18,603	-	4,929,231
Asset-backed securities	-	201,213	129,875	-	331,088
Commercial mortgage-backed securities	-	552,944	5,047	-	557,991
Residential mortgage-backed securities	-	308,620	-	-	308,620

Sub-total	-	6,175,603	153,525	-	6,329,128
Trading account assets:
Corporate securities	-	12,432	-	-	12,432
Asset-backed securities	-	3,988	-	-	3,988
Commercial mortgage-backed securities	-	3,260	-	-	3,260
Equity securities	-	-	3,959	-	3,959

Sub-total	-	19,680	3,959	-	23,639
Equity securities, available for sale	114	9,964	1,466	-	11,544
Short-term investments	11,455	62,375	-	-	73,830
Cash equivalents	9,671	109,855	-	-	119,526
Other long-term investments	-	111,091	931	(120,443)	(8,421)
Receivables from parents and affiliates	-	175,769	3,648	-	179,417

Sub-total excluding separate account assets	21,240	6,664,337	163,529	(120,443)	6,728,663

Separate account assets (2)	473,333	87,898,789	271,176	-	88,643,298

Total assets	$494,573	$94,563,126	$434,705	$(120,443)	$95,371,961

Future policy benefits	$-	$-	$(366,311)	$-	$(366,311)
Other liabilities (3)	-	120,443	370,489	(120,443)	370,489

Total liabilities	$-	$120,443	$4,178	$(120,443)	$4,178

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$187,619	$-	$-	$187,619
Obligations of U.S. states and their political subdivisions	-	85,197	-	-	85,197
Foreign government bonds	-	27,511	-	-	27,511
Corporate securities	-	4,561,653	36,981	-	4,598,634
Asset-backed securities	-	264,747	108,727	-	373,474
Commercial mortgage-backed securities	-	489,421	-	-	489,421
Residential mortgage-backed securities	-	373,909	-	-	373,909

Sub-total	-	5,990,057	145,708	-	6,135,765
Trading account assets:
Asset-backed securities	-	4,008	-	-	4,008
Commercial mortgage-backed securities	-	4,091	-	-	4,091
Equity securities	-	-	3,277	-	3,277

Sub-total	-	8,099	3,277	-	11,376

Equity securities, available for sale	2,683	155	1,489	-	4,327
Short-term investments	81,308	31,029	-	-	112,337
Cash equivalents	10,305	307,394	-	-	317,699
Other long term investments	-	187,384	988	(68,689)	119,683
Reinsurance recoverables	-	-	1,287,157	-	1,287,157
Receivables from parents and affiliates	-	184,128	1,995	-	186,123

Sub-total excluding separate account assets	94,296	6,708,246	1,440,614	(68,689)	8,174,467

Separate account assets (2)	345,437	80,293,584	248,255	-	80,887,276

Total assets	$439,733	$87,001,830	$1,688,869	$(68,689)	$89,061,743

Future policy benefits	$-	$-	$1,417,891	$-	$1,417,891
Other liabilities	-	68,689	-	(68,689)	-

Total liabilities	$-	$68,689	$1,417,891	$(68,689)	$1,417,891

(1)	“Netting” amounts represent the impact of offsetting asset and liability positions held with the same counterparty.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(3)	Reinsurance of variable annuity living benefit features classified as “Reinsurance Recoverables” at December 31, 2012 and March 31, 2013 were reclassified to “Other Liabilities” at June 30, 2013 as they were in a net liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of June 30, 2013 and December 31, 2012, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over London Interbank Offered Rate (“LIBOR”) into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models (such as Monte Carlo simulation models and other techniques) with some significant unobservable market inputs or inputs (e.g. interest rates, equity indices, dividend yields, etc.) from less actively traded markets (e.g., model-specific input values, including volatility parameters, etc.). Level 3 methodologies are validated through periodic comparison of the Company’s fair values to broker-dealer values. As of June 30, 2013 and December 31, 2012, there were derivatives with the fair value of $0.0 million and $0.2 million, respectively, classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Receivables from Parent and Affiliates - Receivables from Parent and Affiliates carried at fair value include affiliated bonds within our legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables - Reinsurance recoverables carried at fair value include the reinsurance of our living benefit guarantees on certain of our variable annuities. These guarantees are accounted for as embedded derivatives and are recorded in “Reinsurance Recoverables” or “Other Liabilities” when fair value is in an asset or liability position, respectively. The methods and assumption used to estimate the fair value are consistent with those described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company also has an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 8). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative which is included in “Reinsurance recoverables”. The fair value of this embedded derivative is the present value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that is attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rates, the Company’s market-perceived risk of the counterparty, UPARC’s non-performance (“NPR”), and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates. This embedded derivative had a value of zero at June 30, 2013 and December 31, 2012 primarily due to NPR.

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

Transfers between Levels 1 and 2 - There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, $8.6 million of equity securities, available for sale transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. This transfer was the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur.

Level 3 Assets and Liabilities by Price Source - The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	16,411	2,192	18,603
Asset-backed securities	5,738	124,137	129,875
Commercial mortgage-backed securities	-	5,047	5,047
Equity securities	1,466	3,959	5,425
Other long-term investments	-	931	931
Receivables from parents and affiliates	-	3,648	3,648

Sub-total excluding separate account assets	23,615	139,914	163,529

Separate account assets	78,399	192,777	271,176

Total assets	$102,014	$332,691	$434,705

Future policy benefits	$(366,311)	$-	$(366,311)
Other Liabilities	370,489		370,489

Total liabilities	$4,178	$-	$4,178

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	31,356	5,625	36,981
Asset-backed securities	5,929	102,798	108,727
Equity securities	1,489	3,277	4,766
Other long-term investments	232	756	988
Reinsurance recoverables	1,287,157	-	1,287,157
Receivables from parents and affiliates	-	1,995	1,995

Sub-total excluding separate account assets	1,326,163	114,451	1,440,614

Separate account assets	77,286	170,969	248,255

Total assets	$1,403,449	$285,420	$1,688,869

Future policy benefits	$1,417,891	$-	$1,417,891

Total liabilities	$1,417,891	$-	$1,417,891

(1)	Represents valuations which could incorporate both internally-derived and market inputs. See below for additional information related to internally developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities - The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$16,411	Discounted cash flow	Discount rate	8.22%	15.00%	10.56%	Decrease
		Market Comparables	EBITDA Multiples (2)	6.0X	7.5X	6.38X	Increase
		Liquidation	Liquidation value	31.14%	78.52%	62.75%	Increase
Liabilities:

Other Liabilities	370,489	Represents reinsurance of variable annuity living benefit in a liability position. Fair values are determined in the same manner as future policy benefits

Future policy benefits (3)	$(366,311)	Discounted cash flow	Lapse rate (4)	0%	14%		Decrease

			NPR spread (5)	0.11%	1.59%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	85%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	18%	33%		Increase

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$31,356	Discounted cash flow	Discount rate	8.90%	1.75%	10.60%	Decrease
		Cap at call price	Call price	100%	100%		Increase
		Liquidation	Liquidation value	98%	98%		Increase
Reinsurance recoverables	$1,287,157	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (3)	$1,417,891	Discounted cash flow	Lapse rate (4)	0%	14%		Decrease

			NPR spread (5)	0.20%	1.60%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	85%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	19%	34%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)	Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed amount and the current contractholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the guaranteed amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(5)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined taking into consideration publicly available information relating to the financial strength of the Company adjusted for any illiquidity risk premium.
(6)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(7)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(8)	Range reflects the mortality rate for the vast majority of business with living benefits, with contractholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Other Invested Assets - Separate account assets include $78.4 million of investments in real estate fund as of June 30, 2013 that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 9.50% (7.03% weighted average) and discount rates, which range from 7.00% to 11.75% (8.20% weighted average).

Valuation Process for Fair Value Measurements Categorized within Level 3 - The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation team oversees the valuation of optional living benefit features of the Company’s variable annuity contracts.

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

	Three Months Ended June 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Other Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$39,791	$119,053	$-	$3,737	$1,448
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	84	-	-	-	-
Asset management fees and other income	-	-	-	222	-
Included in other comprehensive income (loss)	(856)	(155)	(3)	-	18
Net investment income	19	86	-	-	-
Purchases	1,597	15,280	5,050	-	-
Sales	(3)	(1)	-	-	-
Issuances	-	-	-	-	-
Settlements	(15,736)	(4,388)	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	(6,293)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$18,603	$129,875	$5,047	$3,959	$1,466

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$222	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2013
	Other Long- term Investments	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities (4)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$842	$3,000	$262,007	$(575,595)	$504,797
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(9)	0	10	1,085,244	(1,008,441)
Asset management fees and other income	11	-	-	-	-
Interest credited to policyholders’ account balances	-	-	5,282	-	-
Included in other comprehensive income (loss)	-	(5)	-	-	-
Net investment income	87	(998)	-	-	-
Purchases	-	2,651	8,515	-	133,155
Sales	-	(1,000)	(4,638)	-	-
Issuances	-	-	-	(143,338)	-
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$931	$3,648	$271,176	$366,311	$(370,489)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$1,082,731	$(1,006,152)
Asset management fees and other income	$10	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$5,283	$-	$-

	Six Months Ended June 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$36,981	$108,727	$-	$3,277	$1,489
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(696)	-	-	-	(56)
Asset management fees and other income	-	-	-	682	-
Included in other comprehensive income (loss)	(940)	164	(3)	-	33
Net investment income	58	174	-	-	-
Purchases	11,724	33,078	8,484	380	-
Sales	(2,323)	(1)	-	-	-
Issuances	-	-	-	-	-
Settlements	(19,908)	(12,267)	(3,434)	(380)	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	(6,293)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$18,603	$129,875	$5,047	$3,959	$1,466

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$682	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Other Long- term Investments	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities (4)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$988	$1,995	$248,255	$(1,417,891)	$1,287,157
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(232)	-	758	2,061,810	(1,915,881)
Asset management fees and other income	88	-	-	-	-
Interest credited to policyholders’ account balances	-	-	11,072	-	-
Included in other comprehensive income (loss)	-	2	-	-	-
Net investment income	-	-	-	-	-
Purchases	87	2,651	36,496	-	258,235
Sales	-	(1,000)	(25,405)	-	-
Issuances	-	-	-	(277,608)	-
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$931	$3,648	$271,176	$366,311	$(370,489)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$2,051,063	$(1,906,147)
Asset management fees and other income	$89	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$11,072	$-	$-

	Three Months Ended June 30, 2012
	Fixed Maturities Available For Sale
	U.S. Treasury Securities	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Other Trading Account Assets- Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,697	$47,422	$51,440	$-	$3,461
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(3,046)	77	-	-
Asset management fees and other income	-	-	-	-	(30)
Included in other comprehensive income (loss)	2	(619)	(11)	85	-
Net investment income	-	27	148	-	-
Purchases	-	5,027	37,282	-	-
Sales	-	(80)	-	-	-
Issuances	-	(1,769)	-	-	-
Settlements	-	(481)	(2,021)	-	(50)
Transfers into Level 3 (2)	-	-	-	5,246	-
Transfers out of Level 3 (2)	-	(16,022)	-	-	-

Fair Value, end of period assets/(liabilities)	$4,699	$30,459	$86,915	$5,331	$3,381

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$(30)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Equity Securities, Available for Sale	Other Long- term investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$2,561	$3,738	$343,816	$238,983	$(350,661)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(192)	572,067	170	(633,456)
Asset management fees and other income	-	(26)	-	-	-
Interest credited to policyholders’ account balances	(302)	-	-	(4,753)	-
Included in other comprehensive income (loss)	-	-	-	-	-
Net investment income	-	-	-	-	-
Purchases	-	143	121,040	15,081	-
Sales	-	-	-	(12,847)	-
Issuances	-	-	-		(103,386)
Settlements	-	(2)	-		-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	(4)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$2,255	$3,661	$1,036,923	$236,634	$(1,087,503)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$(192)	$575,880	$-	$(637,356)
Asset management fees and other income	$-	$(26)	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$(4,754)	$-

	Six Months Ended June 30, 2012
	Fixed Maturities, Available for Sale
	U.S. Treasury Securities	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Other Trading Account Assets- Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,696	$23,720	$62,429	$-	$3,362
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(2,971)	77	-	-
Asset management fees and other income	-	-	-	-	69
Included in other comprehensive income (loss)	3	180	2,661	85	-
Net investment income	-	49	253	-	-
Purchases	-	8,392	37,282	-	-
Sales	-	(83)	-	-	-
Issuances	-	-	-	-	-
Settlements	-	(4,363)	(9,972)	-	(50)
Transfers into Level 3 (2)	-	21,655	-	5,246	-
Transfers out of Level 3 (2)	-	(16,120)	(5,815)	-	-

Fair Value, end of period assets/(liabilities)	$4,699	$30,459	$86,915	$5,331	$3,381

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$69

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2012
	Equity Securities, Available for Sale		Other Long- term investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)		$2,652	$686	$868,824	$222,323	$(912,987)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net		(201)	(1,961)	(19,147)	(611)	25,115
Asset management fees and other income		-	5	-	-	-
Interest credited to policyholders’ account balances		-	-	-	3,862	-
Included in other comprehensive income (loss)		(192)	-	-	-	-
Net investment income		-	-	-	-	-
Purchases		-	4,925	187,246	54,916	-
Sales		-	-	-	(43,856)	-
Issuances		-	-	-	-	(199,631)
Settlements		-	6	-	-	-
Transfers into Level 3 (2)		-	-	-	-	-
Transfers out of Level 3 (2)		(4)	-	-	-	-

Fair Value, end of period assets/(liabilities)		$2,255	$3,661	$1,036,923	$236,634	$(1,087,503)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net		$-	$(1,851)	$(12,466)	$-	$18,124
Asset management fees and other income		$-	$5	$-	$-	$-
Interest credited to policyholders’ account balances	$		$-	$-	$3,862	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Reinsurance of variable annuity living benefit features classified as “Reinsurance Recoverable” at December 31, 2012 and March 31, 2013 were reclassified to “Other Liabilities” - at June 30, 2013 as they were in a net liability position.

Transfers - Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	June 30, 2013					December 31, 2012
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$5,235	$1,608,548	$1,613,783	$1,507,446	$1,616,804	$1,463,977
Policy loans	-	-	1,341,860	1,341,860	1,086,128	1,455,412	1,079,714
Cash	19,963	-	-	19,963	19,963	94,410	94,410
Accrued investment income	-	94,415	-	94,415	94,415	90,653	90,653
Receivables from parent and affiliates	-	133,467	-	133,467	132,911	(3,146)	(3,751)
Other assets	-	38,228	-	38,228	38,228	32,782	32,176

Total Assets	$19,963	$271,345	$2,950,408	$3,241,716	$2,879,091	$3,286,915	$2,757,179

Liabilities:
Policyholders’ Account Balances - Investment Contracts	$-	$793,614	$47,993	$841,607	$846,333	$793,280	$796,816
Cash collateral for loaned securities	-	89,632	-	89,632	89,632	48,068	48,068
Securities sold under agreement to repurchase	-	-	-	0	-	-	-
Short-term debt	-	346,317	-	346,317	343,000	272,981	272,000
Long-term debt	-	1,414,769	-	1,414,769	1,382,000	1,563,185	1,511,000
Payables to parent and affiliates	-	112,242	-	112,242	112,242	6,694	6,694
Other liabilities	-	231,363	-	231,363	231,363	224,751	224,751

Total liabilities	$-	$2,987,937	$47,993	$3,035,930	$3,004,570	$2,908,959	$2,859,329

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Cash, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable. Also included in receivables from parents and affiliates is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

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

Other Liabilities and Payables to Parent and Affiliates

Other liabilities and Payables to parent and affiliates are primarily payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was an asset of $366 million and a liability of $1,418 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Other liabilities” and “Reinsurance recoverables” was a liability of $370 million and an asset of $1,287 million as of June 30, 2013 and December 31, 2012, respectively.

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

	June 30, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$171,034	$8,114	$(2,195)	$145,174	$4,152	$(3,904)

Total Qualifying Hedges	$171,034	$8,114	$(2,195)	$145,174	$4,152	$(3,904)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,129,400	$71,893	$(104,539)	$1,729,400	$109,855	$(22,930)

Currency
Forwards	752	2	-	5,424	48	-
Credit
Credit Default Swaps	14,275	93	(775)	14,275	614	(894)
Currency/Interest Rate
Currency Swaps	84,968	1,800	(890)	62,468	1,516	(2,064)
Equity
Total Return Swaps	336,451	3,725	(1,652)	320,377	762	(6,073)
Equity Options	24,013,015	25,464	(10,392)	24,243,020	70,669	(32,824)

Total Non-Qualifying Hedges	26,578,861	102,977	(118,248)	26,374,964	183,464	(64,785)

Total Derivatives (1)	$26,749,895	$111,091	$(120,443)	$26,520,138	$187,616	$(68,689)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was an asset of $344 million and a liability of $1,441 million as of June 30, 2013 and December 31, 2012, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	June 30, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$110,818	$(120,443)	$(9,625)	$0	$(9,625)
Securities purchased under agreement to resell	94,856	0	94,856	(94,856)	0

Total Assets	$205,674	$(120,443)	$85,231	$(94,856)	$(9,625)

Offsetting of Financial Liabilities:
Derivatives	$120,443	$(120,443)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0

Total Liabilities	$120,443	$(120,443)	$0	$0	$0

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$187,372	$(68,689)	$118,683	$0	$118,683
Securities purchased under agreement to resell	203,437	0	203,437	(203,437)	0

Total Assets	$390,809	$(68,689)	$322,120	$(203,437)	$118,683

Offsetting of Financial Liabilities:
Derivatives	$68,689	$(68,689)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0

Total Liabilities	$68,689	$(68,689)	$0	$0	$0

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in its 2012 Annual Report on Form 10-K.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$240	$15	$(489)

Total cash flow hedges	-	240	15	(489)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(85,427)	-	-	-
Currency	(11)	-	-	-
Currency/Interest Rate	(296)	-	24	-
Credit	(149)	-	-	-
Equity	(11,115)	-	-	-
Embedded Derivatives	52,683	-	-	-

Total non-qualifying hedges	(44,315)	-	24	-

Total	$(44,315)	$240	$39	$(489)

	Six Months Ended June 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$468	$70	$5,619

Total cash flow hedges	-	468	70	5,619

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(119,795)	-	-	-
Currency	95	-	-	-
Currency/Interest Rate	255	-	24	-
Credit	(670)	-	-	-
Equity	(65,416)	-	-	-
Embedded Derivatives	156,468	-	-	-

Total non-qualifying hedges	(29,063)	-	24	-

Total	$(29,063)	$468	$94	$5,619

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$4	$167	$49	$3,818

Total cash flow hedges	4	167	49	3,818

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	48,936	-	-	-
Currency	180	-	-	-
Currency/Interest Rate	2,013	-	31	-
Credit	108	-	-	-
Equity	4,950	-	-	-
Embedded Derivatives	(51,729)	-	-	-

Total non-qualifying hedges	4,458	-	31	-

Total	$4,462	$167	$80	$3,818

	Six Months Ended June 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$4	$271	$53	$1,878

Total cash flow hedges	4	271	53	1,878

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	28,261	-	-	-
Currency	15	-	-	-
Currency/Interest Rate	798	-	22	-
Credit	(567)	-	-	-
Equity	(30,018)	-	-	-
Embedded Derivatives	(12,712)	-	-	-

Total non-qualifying hedges	(14,223)	-	22	-

Total	$(14,219)	$271	$75	$1,878

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and six months ended June 30, 2013 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2012	$147
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2013	6,140
Amount reclassified into current period earnings	(521)

Balance, June 30, 2013	$5,766

As of June 30, 2013 the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

Credit Derivatives

The Company no longer has exposure from credit derivatives where it has written credit protection as of June 30, 2013 and December 31, 2012.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2013 and December 31, 2012, the Company had $14 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million for both periods.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $65 million and $64 million at June 30, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” were liabilities of $23 million at June 30, 2013 and December 31, 2012.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $122 million of commercial loans as of June 30, 2013. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $123 million as of June 30, 2013.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of June 30, 2013, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

The Company is one of several companies subpoenaed by the New York Attorney General regarding its unclaimed property procedures. Additionally, the New York State Department of Financial Services (“NYDFS”) has requested that 172 life insurers (including the Company) provide data to the NYDFS regarding use of the SSMDF. The New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws. In February 2012, the Massachusetts Office of the Attorney General requested information regarding the Company’s unclaimed property procedures. In May 2013, the Company entered into a settlement agreement with the Minnesota Department of Commerce, Insurance Division, which requires the Company to take additional steps to identify deceased insureds and contract holders where a valid claim has not been made.

In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in state court and removed to the United States District Court for the Southern District of Illinois. The complaint makes allegations under Illinois law, substantially similar to the Garcia cases, on behalf of a class of Illinois residents whose death benefit claims were settled by retained assets accounts. In March 2011, the complaint was amended to drop Prudential Financial as a defendant and add the Company and the Prudential Insurance Company of America as a defendant. The matter is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In November 2011, the complaint was dismissed. In December 2011, plaintiff appealed the dismissal. In May 2013, the United States Court of Appeals for the Seventh Circuit affirmed the dismissal of plaintiff’s putative class action complaint.

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

7.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc., or “Prudential of Taiwan”, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Pruco Re, Prudential Arizona Reinsurance Term Company, or “PAR TERM” and Prudential Arizona Reinsurance Universal Company or “PAR U”, and its parent company, Prudential Insurance, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. On January 2, 2013, the Company began to assume Guaranteed Universal Life (“GUL”) business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance is subsequently retroceded to PAR U. Collectively, reinsurance of this GUL business does not have a material impact on the equity of the Company. Life reinsurance is accomplished primarily through yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely. The affiliated reinsurance agreements are described further in Note 8.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Premiums direct and assumed	$330,174	$306,111	$645,941	$596,509
Premiums ceded	(316,283)	(286,034)	(618,844)	(565,249)

Premiums	$13,891	$20,077	$27,097	$31,260

Policy charges and fees direct and assumed	$673,756	$458,423	$1,252,625	$886,179
Policy charges and fees ceded	(186,880)	(112,249)	(302,324)	(214,193)

Policy charges and fees	$486,876	$346,174	$950,301	$671,986

Policyholders’ benefits direct and assumed	$209,531	$461,834	$615,936	$788,107
Policyholders’ benefits ceded	(144,641)	(372,758)	(488,640)	(682,153)

Policyholders’ benefits	$64,890	$89,076	$127,296	$105,954

Realized capital gains (losses) net, associated with derivatives	$(1,017,294)	$583,617	$(1,890,820)	$(40,428)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company also entered into an agreement with UPARC to reinsure a portion of the no-lapse guarantee provision on certain universal life products. See Note 8 for additional information on reinsurance agreements with affiliates. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 5 for additional information related to the accounting for embedded derivatives.

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)

Domestic life insurance-affiliated	$10,771,105	$4,619,282
Domestic individual annuities-affiliated	527	1,287,660
Domestic life insurance-unaffiliated	534	9,673
Taiwan life insurance-affiliated	1,114,718	1,115,560

	$11,886,884	$7,032,175

Substantially all reinsurance contracts are with affiliates as of June 30, 2013 and December 31, 2012. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of June 30, 2013 and 2012 were as follows:

	June 30, 2013	June 30, 2012
	(in thousands)

Direct gross life insurance face amount in force	$639,324,213	$588,588,790
Assumed gross life insurance face amount in force	41,449,226	-
Reinsurance ceded	(624,334,216)	(535,372,568)

Net life insurance face amount in force	$56,439,223	$53,216,222

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended June 30, 2013 and 2012; and $1 million for both the six months ended June 30, 2013 and 2012. The expense charged to the Company for the deferred compensation program was $2 million and $1 million for the three months ended June 30, 2013 and 2012, respectively; and $3 million for both the six months ended June 30, 2013 and 2012.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million and $4 million for the three months ended June 30, 2013 and 2012, respectively; and $11 million and $9 million for the six months ended June 30, 2013 and 2012, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended June 30, 2013 and 2012; and $4 million for both the six months ended June 30, 2013 and 2012.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $191 million and $318 million for the three months ended June 30, 2013 and 2012, respectively; and $478 million and $617 million for the six months ended June 30, 2013 and 2012, respectively.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,391 million at June 30, 2013 and $2,390 million at December 31, 2012. Fees related to these COLI policies were $9 million and $8 million for the three months ended June 30, 2013 and 2012, respectively; and $18 million and $17 million for the six months ended June 30, 2013 and 2012, respectively. The Company retains the majority of the mortality risk associated with these COLI policies.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates Prudential of Taiwan, PARCC, UPARC, Pruco Re, or PAR TERM and PAR U, and its parent company, Prudential Insurance, in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)

Reinsurance recoverables	$11,886,884	$7,032,175
Policy loans	(54,286)	(52,767)
Deferred policy acquisition costs	(1,320,321)	(1,112,195)
Policyholders’ account balances	4,355,162	-
Future policy benefits and other policyholder liabilities	1,334,981	-
Other liabilities (reinsurance payables)	569,895	309,478

The reinsurance recoverables by counterparty is broken out below.

	June 30, 2013	December 31, 2012
	(in thousands)

UPARC	$31,727	$28,655
PAR U	7,573,964	1,633,026
PARCC	2,363,545	2,299,391
PAR TERM	626,180	486,012
Prudential Insurance	175,689	172,198
Pruco Re	527	1,287,660
Prudential of Taiwan	1,114,718	1,115,560
Unaffiliated	534	9,673

Total Reinsurance Recoverables	$11,886,884	$7,032,175

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Premiums	$(316,283)	$(286,034)	$(618,844)	$(565,249)
Policy charges and fee income	(128,620)	(112,249)	(244,064)	(214,193)
Net investment income	(381)	(239)	(862)	(578)
Other income	-	4,455	(31,119)	8,029
Interest credited to policyholders’ account balance	(14,600)	(11,718)	(28,354)	(23,573)
Policyholders’ benefits	(278,436)	(372,758)	(622,435)	(682,153)
Reinsurance expense allowances, net of capitalization and amortization	(60,802)	(46,516)	(114,341)	(90,067)
Realized investment gains (losses) net	(1,017,294)	583,617	(1,890,820)	(40,428)

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

Effective July 1, 2011, the agreement between the Company and UPARC to reinsure its Universal Protector policies having no-lapse guarantees was amended for policies with effective dates prior to January 1, 2011. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies. Policies with effective dates January 1, 2011 or later are reinsured with UPARC under the terms described in the previous paragraph. During the first quarter of 2013, the agreement between the Company and UPARC was further amended to revise language relating to the consideration due to the Company.

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

Effective July 1, 2012, the Company’s wholly owned subsidiary, PLNJ, entered into an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 95% of all the risks associated with its universal life policies. During the fourth quarter of 2012, the agreement between PLNJ and PAR U was amended to revise language relating to the consideration due to PAR U.

On January 2, 2013 the Company began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance is subsequently retroceded to PAR U. Collectively, reinsurance of the GUL business does not have a material impact on the equity of the company.

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, through an automatic coinsurance agreement with PARCC.

PAR TERM

The Company reinsures 95% of the risk under its term life insurance policies with effective dates on or after January 1, 2010, through an automatic coinsurance agreement with PAR TERM.

Prudential Insurance

The Company has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

On January 2, 2013, the Company began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance is subsequently retroceded to PAR U. Collectively, reinsurance of this GUL business does not have a material impact on the equity of the Company.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract.

Pruco Re

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features. Starting from 2005, the Company has entered into various automatic coinsurance agreements with Pruco Re, an affiliated company, to reinsure its living benefit features sold on certain of its annuities.

Taiwan branch reinsurance agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with its Taiwan branch, including its Taiwan insurance book of business to Prudential of Taiwan, an affiliated company.

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

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $76 million and $53 million for the three months ended June 30, 2013 and 2012, respectively, and $147 million and $101 million for the six months ended June 30, 2013 and 2012, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $3 million for both the three months ended June 30, 2013 and 2012, and $6 million and $5 million for the six months ended June 30, 2013 and 2012, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $4 million and $3 million for the three months ended June 30, 2013 and 2012, respectively, and $7 million for both the six months ended June 30, 2013 and 2012. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in-capital (“APIC”) and Realized investment gain (loss), respectively.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
	(in millions)
Prudential Insurance	Apr-12	Transfer	Fixed Maturities	$3	$2	$(1)	$-	$-
Prudential Financial	Apr-12	Transfer	Fixed Maturities	28	25	(2)	-	-
Prudential Insurance	Jun-12	Transfer	Fixed Maturities	91	74	(11)	-	-
PAR U	Sep-12	Sale	Fixed Maturities & Commercial Mortgages	156	142	-	14	(5)
Prudential Financial	Sep-12	Transfer	Fixed Maturities	46	41	3	-	-
Prudential Insurance	Nov-12	Transfer	Fixed Maturities	110	102	(5)	-	-
Prudential Financial	Nov-12	Transfer	Fixed Maturities	12	12	(1)	-	-
Prudential Insurance	Dec-12	Transfer	Fixed Maturities	59	56	(2)	-	-
Prudential Insurance	Jan-13	Transfer	Fixed Maturities	126	108	(12)	-	-
PAR U	Jan-13	Sale	Fixed Maturities	126	108	-	18	-
Prudential Insurance	Jan-13	Transfer	Fixed Maturities & Commercial Mortgages	4,825	4,825	(1)	-	-
PAR U	Jan-13	Sale	Fixed Maturities & Commercial Mortgages	4,826	4,821	-	5	-
UPARC	Feb-13	Purchase	Fixed Maturities	56	52	-	-	-
PAR U	Feb-13	Sale	Fixed Maturities	132	122	-	10	-
Prudential Insurance	Mar-13	Transfer	Fixed Maturities	47	44	(2)	-	-

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs.

The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - June 30, 2013	Amount of Notes - December 31, 2012	Interest Rate	Date of Maturity
	(in thousands)
PFI	11/15/2010	$66,000	$66,000	3.01%	11/13/2015
PFI	6/20/2011	150,000	200,000	1.64% - 3.17%	6/2013 - 6/2016
PFI	12/15/2011	212,000	212,000	2.65% - 3.61%	12/2013 - 12/2016
PFI	12/16/2011	44,000	44,000	2.65% - 3.61%	12/2013 - 12/2016
PFI	12/20/2012	267,000	267,000	1.37%	12/15/2015
Prudential Insurance	12/20/2010	204,000	204,000	3.47%	12/21/2015
Washington Street Investment	6/20/2012	316,000	395,000	1.15% - 3.02%	6/2013 - 6/2017
Washington Street Investment	12/17/2012	330,000	330,000	0.95% - 1.87%	12/2013 - 12/2017
Washington Street Investment	12/17/2012	65,000	65,000	0.95% - 1.87%	12/2013 - 12/2017
Pru Funding, LLC	6/21/2013	15,000	-	0.20%	7/3/2013
Pru Funding, LLC	6/20/2013	53,000	-	0.20%	7/11/2013
Pru Funding, LLC	6/25/2013	3,000	-	0.20%	7/10/2013

Total Loans Payable to Affiliates		$1,725,000	$1,783,000

The total interest expense to the Company related to loans payable to affiliates was $10 million for the three months ended June 30, 2013 and 2012, respectively, and $20 million for the six months ended June 30, 2013 and 2012, respectively.

Contributed Capital and Dividends

Subsequent to the balance sheet date, the Company paid a dividend in the amount of $155 million to Prudential Insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2013, compared with December 31, 2012, and its consolidated results of operations for the three and six months ended June 30, 2013 and 2012. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We offer variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). We currently offer guarantees that are payable in the event of death, and withdrawal and income living benefits payable during specified periods. The majority of our current optional living benefits guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. The majority of our current optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits and benefits payable at specified dates during the accumulation period. Late in the first quarter of 2013, we launched Prudential Defined Income Variable Annuity, or PDI, to complement the variable annuity products we offer with the highest daily benefit. PDI also provides for guaranteed lifetime contractholder withdrawal payments, but restricts contractholder asset allocation to a single bond sub-account within the separate accounts.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond fund sub-account portfolio or a fixed-rate account in the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of June 30, 2013, approximately $70.8 billion or 89% of total variable annuity account values contain a living benefit feature, compared to approximately $64.7 billion or 89% as of December 31, 2012. As of June 30, 2013, approximately $66.3 billion or 94% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $60.3 billion or 93% as of December 31, 2012.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured optional living benefit guarantees. The program is also executed within the Company related to certain non-reinsured optional living benefit guarantees. This program represents a balance among three objectives that seek to: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through the hedge program, derivatives are purchased that seek to replicate the net change in an internally-defined hedge target. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until at least five years in the future.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 63% of our net individual life insurance in force at June 30, 2013, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 24% of our net individual life insurance in force at June 30, 2013. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In a portion of the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

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

Universal Life Insurance

The Company offers universal life insurance products which represent 13% of our net individual life insurance in force at June 30, 2013. Universal life insurance products may feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. They may feature an equity index crediting rate subject to certain minimum and maximum rates. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

The Company’s profits from universal life insurance are impacted by mortality and expense margins, interest spread on policyholder funds as well as the net interest spread on capital management activities related to a portion of the statutory reserves associated with these products.

Across our life insurance products, we offer two distinct living benefits options. Living Needs Benefit Rider allows the policy owner to receive a portion of the life insurance benefit if the insured is diagnosed with a terminal illness, or permanently confined to a nursing home, in advance of death of the insured, to use as needed. The remaining death benefit will be paid to the beneficiary upon the death of the insured. BenefitAccess Rider provides the ability to accelerate up to the full amount of the policy’s death benefit in the event the insured becomes chronically ill or terminally ill. Receiving accelerated benefits under the rider will reduce, and in some cases, eliminate the policy’s death benefit payable to the beneficiary. Any remaining death benefit is paid to the beneficiary at time of the insured’s death.

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

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. As of June 30, 2013, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 6.7% near-term mean reversion equity rate of return.

Additional information on our policies for our critical accounting estimates listed above may be found in our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

June 30, 2013 versus December 31, 2012

Total assets increased $13,446 million, from $102,222 million at December 31, 2012 to $115,668 million at June 30, 2013.

Separate account assets increased $7,756 million, from $80,887 million at December 31, 2012 to $88,643 million at June 30, 2013, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

Reinsurance recoverables increased $4,855 million from $7,032 million at December 31, 2012 to $11,887 million at June 30, 2013. The increase in reinsurance recoverables was primarily driven by liabilities ceded arising from coinsurance of the Hartford Life GUL business as well as higher term reserves and universal life policyholders’ account balances ceded under affiliated reinsurance agreements due to business growth. Partially offsetting this is a decrease related to the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits accounted for as embedded derivatives, primarily resulting from a decrease in the present value of future expected benefit payments driven by higher interest rates and changes in equity markets. As of June 30, 2013 the reinsurance related to our variable annuity living benefits is in a liability position classified within “Other Liabilities”. See Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

Deferred policy acquisition and deferred sales inducement costs increased $874 million from $4,467 million at December 31, 2012 to $5,341 million at June 30, 2013. The increase is primarily driven by the capitalization of commissions related to variable annuity new business sales and write-ups primarily associated with the impact of the mark-to-market of the reinsured liability for living benefits and related hedge positions.

Total investments increased $108 million from $9,092 million at December 31, 2012 to $9,200 million at June 30, 2013. The increase in total investments was primarily driven by continued universal life and term business growth, partially offset by unfavorable mark-to-market losses on bonds and interest rate derivatives due to rising interest rates.

Partially offsetting these increases was a decrease in cash and cash equivalents of $273 million from $412 million at December 31, 2012 to $139 million at June 30, 2013.

Total liabilities increased $12,891 million, from $98,706 million at December 31, 2012 to $111,687 million at June 30, 2013.

Separate account liabilities increased $7,756 million, offsetting the increase in separate account assets described above.

Policyholder account balances increased $5,075 million, from $8,557 million at December 31, 2012 to $13,632 million at June 30, 2013, primarily driven by liabilities assumed related to coinsurance of the Hartford Life GUL business and continued universal life business growth.

Other liabilities increased $180 million, from $727 million at December 31, 2012 to $907 million at June 30, 2013, primarily driven by the recognition of a liability resulting from the mark-to-market of the reinsurance related to the reinsured liability for variable annuity living benefit embedded derivatives due to higher interest rates and changes in equity markets.

Partially offsetting these increases was a decrease in future policy benefits and other policyholder liabilities of $132 million, from $6,697 million at December 31, 2012 to $6,565 million at June 30, 2013, primarily driven by mark-to-market decreases to the liability for living benefit embedded derivatives, as described above. Partially offsetting this are liabilities assumed related to coinsurance of the Hartford Life GUL business and an increase in reserves supporting term business arising from business growth.

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Operating results:
Revenues:
Annuity Products	$451,032	$367,441
Life Products and Other	205,282	193,762

	$656,314	$561,203

Benefits and expenses:
Annuity Products	$40,674	$914,571
Life Products and Other	189,227	139,526

	$229,901	$1,054,097

Income (loss) from Operations before Income Taxes
Annuity Products	$410,358	$(547,130)
Life Products and Other	16,055	54,236

	$426,413	$(492,894)

Annuity Products

Income (Loss) from Operations before Income Taxes

2013 to 2012 Three Month Comparison. Income from operations before income taxes increased $957 million from a loss of $547 million in the second quarter of 2012 to income of $410 million in the second quarter of 2013. Results for both periods include the impact on the amortization of DAC and DSI, and on reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

Excluding these items, income (loss) from operations before income taxes increased $52 million, primarily driven by higher fee income, net of distribution costs, related to higher average variable annuity account values invested in separate accounts due to market appreciation and positive net flows from new business sales.

The following table reflects the impact on the amortization of DAC/DSI and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Three months ended June 30,

	2013	2012
	(1)
	(in millions)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$271	$(568)
Impacts of changes in the estimated profitability of the business	15	(51)

Total	$286	$(619)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC/DSI and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge. The favorable variance was primarily driven by NPR losses in the reinsurance affiliate in 2013 due to a decrease in the base embedded derivative liability primarily driven by rising interest rates. The NPR losses in 2013 resulted in a DAC/DSI amortization benefit compared to NPR gains in 2012 which resulted in DAC/DSI amortization expense. The NPR gains in 2012 were primarily driven by an increase in the base embedded derivative liability driven by lower interest rates and unfavorable equity market conditions.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC/DSI. These adjustments resulted in a net benefit of $15 million and a net charge of $51 million in the second quarter of 2013 and 2012, respectively. The net benefit in the second quarter of 2013 primarily reflects the impact of higher interest rates which increased future expected fixed income returns on contractholder accounts and lowered future expected claims relative to our assumptions. The net charge in the second quarter of 2012 primarily reflects negative equity market performance on contractholder accounts relative to our assumptions. For weighted average rate of return assumptions as of June 30, 2013 see “—Application of Critical Accounting Estimates” above.

Revenues, Benefits and Expenses

2013 to 2012 Three Month Comparison. Revenues increased $84 million. This increase was primarily driven by an increase of $117 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances driven by higher average separate account asset balances due to positive net flows from new business sales and market appreciation partially offset by $31 million increase in realized investment losses primarily due to an unfavorable variance in the mark to market related to embedded derivatives associated with our non-reinsured living benefit features and related hedges.

Benefits and expenses decreased $873 million. This decrease was primarily driven by a favorable variance of $649 million in DAC amortization and $192 million in interest credited to policyholders’ account balances, which includes DSI amortization. Lower DAC and DSI amortization is related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the decrease was a decrease in policyholders benefits, including changes in reserves, of $33 million, primarily due to adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2013 to 2012 Three Month Comparison. Income from operations before income taxes decreased $38 million. The decrease includes mark to market losses on derivative investments, higher general and administrative expenses, net of capitalization, reflecting higher distribution costs as a result of increased sales as well as higher compensation expenses, continued variable life inforce run-off, and the impact of the third quarter 2012 coinsurance agreement between PLNJ and PAR U. These decreases were partially offset by the impact of universal life product business growth. See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Revenues, Benefits and Expenses

2013 to 2012 Three Month Comparison. Revenues increased $12 million. The increase includes the impact of universal life product business growth, partially offset by mark to market losses on derivative investments,, the impact of the third quarter 2012 coinsurance agreement between PLNJ and PAR U, and continued variable life inforce run-off. See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Benefits and expenses increased $50 million including higher general and administrative expenses, net of capitalization, reflecting higher distribution costs as a result of increased sales as well as higher compensation expenses, higher death benefits, and the impact of universal life business growth which drove growth in interest credited due to higher policyholder account balances and higher amortization of deferred policy acquisition costs.

Results of Operations

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating results:
Revenues:
Annuity Products	$893,120	$707,976
Life Products and Other	453,527	351,301

	$1,346,647	$1,059,277

Benefits and expenses:
Annuity Products	$109,896	$631,336
Life Products and Other	355,449	282,024

	$465,345	$913,360

Income (loss) from Operations before Income Taxes
Annuity Products	$783,224	$76,640
Life Products and Other	98,078	69,277

	$881,302	$145,917

Annuity Products

Income (Loss) from Operations before Income Taxes

2013 to 2012 Six Month Comparison. Income from operations before income taxes increased $707 million from $77 million for the first six months of 2012 to $783 million in the first six months of 2013. Results for both periods include the impact on the amortization of DAC and DSI, and on reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

Excluding these items, income (loss) from operations before income taxes increased $108 million, primarily driven by higher fee income, net of distribution costs, related to higher average variable annuity account values invested in separate accounts due to market appreciation and positive net flows from new business sales.

The following table reflects the impact on the amortization of DAC/DSI and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Six months ended June 30,

	2013	2012
	(1)
	(in millions)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$525	$(85)
Impacts of changes in the estimated profitability of the business	17	28

Total	$542	$(57)

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC/DSI and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge. The favorable variance was primarily driven by NPR losses in the reinsurance affiliate in 2013 due to a decrease in the base embedded derivative liability primarily driven by rising interest rates. The NPR losses in 2013 resulted in a DAC/DSI amortization benefit compared to NPR gains in 2012 which resulted in DAC/DSI amortization expense. The NPR gains in 2012 were primarily driven by an increase in the base embedded derivative liability driven by lower interest rates and unfavorable equity market conditions.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC/DSI. These adjustments resulted in net benefits of $17 million and $28 million in the first six months of 2013 and 2012, respectively. The net benefit in the first six months of 2013 primarily reflects the impact of higher interest rates in the second quarter, as discussed above, and positive equity market performance on contractholder accounts in the first quarter relative to our assumptions. The net benefit in the first six months of 2012 primarily reflects the impact of overall positive equity market performance on contractholder accounts relative to our assumptions. For weighted average rate of return assumptions as of June 30, 2013 see “—Application of Critical Accounting Estimates” above.

Revenues, Benefits and Expenses

2013 to 2012 Six Month Comparison. Revenues increased $185 million. This increase was primarily driven by an increase of $236 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances driven by higher average separate account asset balances due to positive net flows from new business sales and market appreciation. Partially offset by a $44 million increase in realized investment losses due to an unfavorable variance in the mark to market related to embedded derivatives associated with our non-reinsured living benefit features and related hedges.

Benefits and expenses decreased $521 million. This decrease was primarily driven by a favorable variance of $420 million in DAC amortization and $122 million in interest credited to policyholders’ account balances, which includes DSI amortization. Lower DAC and DSI amortization is related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Partially offsetting the decrease was an increase in general and administrative expenses, net of capitalization, of $15 million primarily driven by higher asset based trail commissions due to higher average variable annuity account values, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2013 to 2012 Six Month Comparison. Income from operations before income taxes increased $29 million. The increase includes a realized investment gain of $57 million on a portion of an embedded derivative recaptured from an amendment to the reinsurance agreement of no-lapse guarantees with UPARC in the first quarter of 2013. This was partially offset by a $24 million loss from an amendment to the 2011 coinsurance agreement with PAR U also in the first quarter of 2013. Absent these impacts, income from operations before taxes decreased $4 million. The decrease includes higher general and administrative expenses, net of capitalization, reflecting higher distribution costs as a result of increased sales as well as higher compensation expenses, mark to market losses on derivative investments, the impact of the third quarter 2012 coinsurance agreement between PLNJ and PAR U, and the continued impact of variable life inforce run-off. These decreases were partially offset by the impact of universal life and term product business growth and a $23 million realized investment gain related to asset transfers to affiliates.

Revenues, Benefits and Expenses

2013 to 2012 Six Month Comparison. Revenues increased $102 million. The increase includes a net benefit of $33 million related to the amendments to the reinsurance agreements discussed above. Absent these impacts, revenues increased $70 million. The increase includes the impact of universal life and term product business growth and realized investment gains of $23 million related to asset transfers to affiliates. These increases were partially offset by mark to market losses on derivative investments, the impact of the third quarter 2012 coinsurance agreement between PLNJ and PAR U, and continued variable life inforce run-off. See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Benefits and expenses increased $73 million including higher general and administrative expenses, net of capitalization, reflecting higher distribution costs as a result of increased sales as well as higher compensation expenses, higher death benefits, the impact of universal life business growth which drove growth in interest credited due to higher policyholder account balances and higher amortization of deferred policy acquisition costs.

Income Taxes

The income tax provision amounted to an expense of $114 million and a benefit of $140 million for the three months ended June 30, 2013 and 2012, respectively. The income tax provision amounted to an expense of $222 million and $38 million for the six months ended June 30, 2013 and 2012, respectively. The increases in income tax expense were primarily driven by the increases in pre-tax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in February 2014, unless extended. The statute of limitations for the 2007 through 2009 tax years will expire in December 2014, unless extended. Tax years 2010 through 2012 are still open for IRS examination.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results for 2012, or for the six months ended June 30, 2013.

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

The Financial Stability Oversight Council has made a proposed determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System under the Dodd-Frank Act. This stricter prudential regulation may include new capital and liquidity standards, including requirements regarding risk-based capital, leverage, liquidity, stress-testing and other matters. In addition, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer. For information on recent actions and the potential impact of the Dodd-Frank Act, see “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012 and updated “Risk Factors” included in this Quarterly Report on Form 10-Q.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC is calculated based on statutory financial statements and risk formulas consistent with NAIC practices. The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of June 30, 2013 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, and business growth, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could result in higher required statutory capital levels. The regulatory capital level of the Company is also affected by statutory accounting rules which are subject to change by insurance regulators.

We employ a “Capital Protection Framework” to ensure sufficient capital resources are available to maintain adequate capitalization and a competitive risk based capital ratio, under reasonably foreseeable stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have sufficient resources to maintain adequate capitalization and a competitive RBC ratio under reasonably foreseeable stress scenarios.

Prudential Financial uses captive reinsurance companies to more effectively manage our capital on an economic basis and to enable the aggregation and transfer of risks. To support the risks they assume, the captives are capitalized to a level consistent with our “AA” financial strength rating targets. All of the captive reinsurance companies are wholly-owned subsidiaries and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, the captives are subject to internal policies governing their activities. In the normal course of business, Prudential Financial provides support to these captives through net worth maintenance agreements and/or guarantees of certain of the captives’ obligations. Recently, the NAIC and the New York State Department of Financial Services have examined life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and/or we may need to increase prices on certain products or find alternate financing sources, which could adversely affect our competitiveness, capital and financial position and results of operations. For further information on our specific uses of captive reinsurance companies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

We manage certain risks associated with our variable annuity products through arrangements with an affiliated domestic captive reinsurance company. We reinsure variable annuity living benefit guarantees to an affiliated domestic captive reinsurance company, Pruco Re. This enables Prudential Financial to execute its living benefit hedging program within one legal entity, Pruco Re. Since Pruco Re is domiciled and subject to regulation in the State of Arizona, the Company is able to claim statutory reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by PLNJ, Pruco Re must collateralize its obligations under the reinsurance arrangement in order for PLNJ to claim a reinsurance reserve credit for its business ceded. This requirement is satisfied by Pruco Re depositing assets into statutory reserve credit trusts.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2013 and December 31, 2012, the Company had liquid assets of $6,578 million and $6,676 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $213 million and $524 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, $5,914 million, or 93%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $415 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

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

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor contained in our 2012 Form 10-K titled “The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject us to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on June 3, 2013, Prudential Financial received notice of a proposed determination by the Financial Stability Oversight Council (the “Council”) that it should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 2, 2013, Prudential Financial provided notice to the Council requesting a nonpublic written and oral evidentiary hearing before the Council to contest the Council’s proposed determination. The written and oral evidentiary hearing was held and completed as of July 30, 2013. According to the regulations, the Council will make a final determination on the Prudential Financial’s status as a Covered Company within 60 days after the hearing.

On July 18, 2013, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer (“G-SII”).

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Pruco Life Insurance Company

By:	/s/ Yanela C. Frias
Name:	Yanela C. Frias
Vice President and Chief Financial Officer
(Authorized signatory and principal financial officer)

Date: August 13, 2013