Form 10-Q
period 2013-09-30
PRUCO LIFE INSURANCE CO
filed 2013-11-13
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number

PART I—FINANCIAL INFORMATION		4

Item 1.	Financial Statements:	4

	Unaudited Interim Consolidated Statements of Financial Position As of September 30, 2013 and December 31, 2012	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) For the three and nine months ended September 30, 2013 and 2012	5

	Unaudited Interim Consolidated Statements of Equity For the nine months ended September 30, 2013 and 2012	6

	Unaudited Interim Consolidated Statements of Cash Flows For the nine months ended September 30, 2013 and 2012	7

	Notes to Unaudited Interim Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 4.	Controls and Procedures	59

PART II—OTHER INFORMATION		60

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 6.	Exhibits	61

SIGNATURES		62

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” herein and in the Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of certain risks relating to our business and investment in our securities.

Part I—Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

As of September 30, 2013 and December 31, 2012 (in thousands, except share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013 – $5,871,437; 2012 – $5,662,255)	$6,019,539	$6,135,765
Equity securities, available-for-sale, at fair value (cost: 2013 – $546; 2012 – $3,119)	725	4,327
Trading account assets, at fair value	19,544	11,376
Policy loans	1,080,566	1,079,714
Short-term investments	87,382	112,337
Commercial mortgage and other loans	1,476,271	1,463,977
Other long-term investments	183,475	284,489

Total investments	8,867,502	9,091,985
Cash and cash equivalents	111,730	412,109
Deferred policy acquisition costs	4,861,122	3,679,061
Accrued investment income	90,240	90,653
Reinsurance recoverables	13,614,887	7,032,175
Receivables from parents and affiliates	305,651	183,044
Deferred sales inducements	968,779	787,891
Income taxes	-	9,910
Other assets	40,239	47,453
Separate account assets	94,145,740	80,887,276

TOTAL ASSETS	$123,005,890	$102,221,557

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$14,025,997	$8,557,077
Future policy benefits and other policyholder liabilities	7,614,320	6,696,813
Cash collateral for loaned securities	76,594	48,068
Income taxes	171,860	-
Short-term debt to affiliates	447,415	272,000
Long-term debt to affiliates	1,382,000	1,511,000
Payables to parent and affiliates	188,425	6,694
Other liabilities	559,467	726,737
Separate account liabilities	94,145,740	80,887,276

TOTAL LIABILITIES	118,611,818	98,705,665

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	804,237	818,303
Retained earnings	3,509,326	2,427,628
Accumulated other comprehensive income	78,009	267,461

TOTAL EQUITY	4,394,072	3,515,892

TOTAL LIABILITIES AND EQUITY	$123,005,890	$102,221,557

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2013 and 2012 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Premiums	$14,612	$17,078	$41,709	$48,338
Policy charges and fee income	438,560	432,917	1,388,861	1,104,903
Net investment income	105,714	110,203	313,254	317,382
Asset administration fees	82,954	75,777	244,281	205,690
Other income	12,936	26,546	6,229	55,791
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,774)	(16,307)	(10,051)	(32,055)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	2,159	14,564	7,827	26,028
Other realized investment gains (losses), net	26,925	(120,093)	35,623	(126,115)

Total realized investment gains (losses), net	26,310	(121,836)	33,399	(132,142)

TOTAL REVENUES	681,086	540,685	2,027,733	1,599,962

BENEFITS AND EXPENSES
Policyholders’ benefits	19,449	194,239	146,745	300,193
Interest credited to policyholders’ account balances	(43,421)	(19,229)	9,995	140,490
Amortization of deferred policy acquisition costs	(365,413)	(219,945)	(524,013)	20,317
General, administrative and other expenses	211,372	226,753	654,605	634,178

TOTAL BENEFITS AND EXPENSES	(178,013)	181,818	287,332	1,095,178

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	859,099	358,867	1,740,401	504,784

Income tax expense (benefit)	281,453	43,268	503,703	81,244

NET INCOME (LOSS)	$577,646	$315,599	$1,236,698	$423,540

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	253	175	115	(45)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(7,793)	47,301	(248,309)	99,383
Reclassification adjustment for (gains) losses included in net income	(7,762)	(4,540)	(43,271)	(7,375)

Net unrealized investment gains (losses)	(15,555)	42,761	(291,580)	92,008

Other comprehensive income (loss), before tax	(15,302)	42,936	(291,465)	91,963

Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	88	61	40	(16)
Net unrealized investment gains (losses)	(5,444)	14,967	(102,053)	32,379

Total	(5,356)	15,028	(102,013)	32,363
Other comprehensive income (loss), net of tax:	(9,946)	27,908	(189,452)	59,600

COMPREHENSIVE INCOME (LOSS)	$567,700	$343,507	$1,047,246	$483,140

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Equity

Nine Months Ended September 30, 2013 and 2012 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2012	$2,500	$818,303	$2,427,628	$267,461	$3,515,892
Dividend to Parent	-	-	(155,000)	-	(155,000)
Contributed(distributed) capital-parent/children asset transfers	-	(14,066)	-	-	(14,066)
Comprehensive income (loss):
Net income (loss)	-	-	1,236,698	-	1,236,698
Other comprehensive income (loss), net of tax	-	-	-	(189,452)	(189,452)

Total comprehensive income (loss)	-	-	-	-	1,047,246

Balance, September 30, 2013	$2,500	$804,237	$3,509,326	$78,009	$4,394,072

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2011	$2,500	$836,021	$1,743,291	$213,628	$2,795,440
Capital-asset transfer activity capital-parent/children asset transfers	-	(10,196)	-	-	(10,196)
Comprehensive income (loss):
Net income (loss)	-	-	423,540	-	423,540
Other comprehensive income (loss), net of tax	-	-	-	59,600	59,600

Total comprehensive income (loss)	-	-	-	-	483,140

Balance, September 30, 2012	$2,500	$825,825	$2,166,831	$273,228	$3,268,384

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012 (in thousands)

	2013	2012
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$1,236,698	$423,540
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(88,666)	(125,655)
Interest credited to policyholders’ account balances	9,995	140,490
Realized investment (gains) losses, net	(33,399)	132,142
Amortization and other non-cash items	(41,107)	(41,269)
Change in:
Future policy benefits and other insurance liabilities	850,048	1,030,768
Reinsurance recoverables	(828,742)	(791,695)
Accrued investment income	(4,348)	(1,246)
Receivables from parent and affiliates	(60,464)	(27,116)
Payables to parent and affiliates	42,744	5,780
Deferred policy acquisition costs	(1,183,448)	(879,316)
Income taxes payable	316,307	110,881
Deferred sales inducements	(18,446)	(191,851)
Other, net	(11,488)	(37,742)

Cash flows from (used in) operating activities	$185,684	$(252,289)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$935,904	$801,617
Short-term investments	554,788	977,765
Policy loans	102,702	96,177
Ceded policy loans	(7,711)	(2,428)
Commercial mortgage and other loans	131,846	75,284
Other long-term investments	9,919	8,443
Equity securities, available for sale	13,566	9,849
Trading account assets, at fair value	6,025	10,636
Payments for the purchase/origination of:
Fixed maturities, available for sale	(1,630,954)	(1,296,016)
Short-term investments	(529,824)	(990,405)
Policy loans	(78,052)	(100,621)
Ceded policy loans	7,189	12,683
Commercial mortgage and other loans	(235,239)	(156,865)
Other long-term investments	(26,819)	(66,429)
Equity securities, available for sale	(10,508)	(5,024)
Trading account assets, at fair value	(9,478)	-
Notes receivable from parent and affiliates, net	11,955	21,788
Other, net	(761)	(483)

Cash flows from (used in) investing activities	$(755,452)	$(604,029)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$2,511,968	$2,908,539
Ceded policyholders’ account deposits	(295,895)	(209,800)
Policyholders’ account withdrawals	(1,916,728)	(2,291,138)
Ceded policyholders’ account withdrawals	32,761	22,035
Reinsurance recoverables	1,397	-
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	28,525	(138,014)
Dividend to parent	(155,000)	-
Contributed/Distributed capital - parent/child asset transfers	(3,374)	(19,456)
Net change in financing arrangements (maturities 90 days or less)	96,415	43,923
Net change in long-term borrowing	(50,000)	369,000
Drafts outstanding	19,320	10,995

Cash flows from (used in) financing activities	$269,389	$696,084

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(300,379)	(160,234)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	412,109	287,423

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,730	$127,189

See Notes to Unaudited Interim Financial Statements

Significant Non Cash Transactions

Cash Flows from Investing Activities for the nine months ended September 30, 2013 excludes $56 million of increases in fixed maturities, available for sale and $132 million of decreases in fixed maturities, available for sale related to the amendments of the reinsurance agreements between the Company and UPARC, an affiliate, and the Company, and PAR U, an affiliate in the first quarter of 2013. See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Cash Flows from Investing Activities for the nine months ended September 30, 2013 excludes $192 million of increases in fixed maturities, available for sale, and commercial mortgages and $704 million of decreases in fixed maturities, available for sale, and commercial mortgages related to the amendments of the reinsurance agreements between the Company and UPARC, an affiliate, and the Company, and PAR U, an affiliate, in the third quarter of 2013. See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Cash Flows from Investing Activities for the nine months ended September 30, 2013 excludes $4,951 million of increases in fixed maturities, available for sale, commercial mortgages, short-term investments, and trading account assets related to the coinsurance of Guaranteed Universal Life (“GUL”) business assumed from Prudential Insurance in connection with the acquisition of the Hartford Life Business. Cash Flows from Investing Activities for the nine months ended September 30, 2013 excludes $4,952 million of decreases in fixed maturities, available for sale, commercial mortgages, short-term investments, and trading account assets related to the subsequent retrocession of this GUL business assumed from Prudential Insurance to PAR U, an affiliate. See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Cash Flows from Financing Activities for the nine months ended September 30, 2013 excludes $12 million of decreases in Contributed/Distributed capital - parent/child asset transfers related to the coinsurance of Guaranteed Universal Life (“GUL”) business assumed from Prudential Insurance in connection with the acquisition of the Hartford Life Business.

Cash Flows from Investing Activities for the nine months ended September 30, 2012 excludes $202 million of decreases in fixed maturities, available for sale and commercial mortgages related to the coinsurance transaction between the Company’s wholly owned subsidiary PLNJ and PAR U, in the third quarter of 2012. See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company, or the “Company,” is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” which in turn is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” Pruco Life Insurance Company was organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities, primarily through affiliated and unaffiliated distributors, in the District of Columbia, Guam, and in all States except New York.

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

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Intercompany balances and transactions have been eliminated.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Investments in Debt and Equity Securities and Commercial Mortgage and Other Loans

The Company’s investments in debt and equity securities include fixed maturities, equity securities, and short-term investments. The accounting policies related to these, as well as commercial mortgage and other loans, are as follows:

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

Realized investment gains (losses) are computed using the specific identification method. Realized investment gains and losses are generated from numerous sources, including the sale of fixed maturity securities, equity securities, investments in joint ventures and limited partnerships and other types of investments, as well as adjustments to the cost basis of investments for net other-than-temporary impairments recognized in earnings. Realized investment gains and losses are also generated from prepayment premiums received on private fixed maturity securities, allowance for losses on commercial mortgage and other loans, and fair value changes on embedded derivatives and free-standing derivatives that do not qualify for hedge accounting treatment. See “Derivative Financial Instruments” below for additional information regarding the accounting for derivatives.

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

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and non-performance risk used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 5, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Unaudited Interim Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

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

In the third quarter of 2013, the Company further amended its reinsurance agreement with UPARC resulting in the recapture of a portion of this business (See Note 8 for additional information about this agreement) effective July 1, 2013. Pursuant to the recapture amendment, the settlement of the recapture premium occurred subsequent to the effective date of the recapture. As a result, the recapture premium was treated as if settled on the effective date and adjusted for the time elapsed between the effective date and the settlement date. This adjustment was equal to the interest earned from the effective date through the settlement date related to fixed maturity securities and commercial mortgages held by UPARC. This settlement feature was accounted for as a derivative.

Concurrent with the recapture discussed above, the Company, excluding its subsidiaries, amended its coinsurance agreement with PAR U effective July 1, 2013. The settlement of the initial coinsurance premium also occurred subsequent to the effective date and the amendment contains a settlement provision similar to the recapture premium discussed above. The adjustment to the coinsurance premium was equal to the interest earned from the effective date through the settlement date related to fixed maturity securities and commercial mortgages from both an asset portfolio within the Company, as well as an asset portfolio within UPARC. The settlement feature of this agreement was accounted for as a derivative (See Note 8 for additional information about this agreement).

Income Taxes

The Company determines its interim tax provision using the annual effective tax rate methodology in accordance with the authoritative guidance. The increase in the income tax expense for the three and nine months ended September 30, 2013 and change in effective tax rate was primarily driven by an increase in pre-tax income for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In July 2013, the FASB issued new guidance regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting, in addition to the United States Treasury rate and London Inter-Bank Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and should be applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

Future Adoption of New Accounting Pronouncements

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively, with early application permitted. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations, and financial statement disclosures.

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$91,121	$7,641	$1,198	$97,564	$-
Obligations of U.S. states and their political subdivisions	83,868	1,783	6,516	79,135	-
Foreign government bonds	20,382	3,933	-	24,315	-
Public utilities	722,168	33,112	25,217	730,063	-
Redeemable preferred stock	661	110	-	771	-
All other corporate securities	3,870,341	187,392	88,913	3,968,820	(317)
Asset-backed securities (1)	302,628	15,484	2,128	315,984	(7,882)
Commercial mortgage-backed securities	536,708	23,250	8,357	551,601	-
Residential mortgage-backed securities (2)	243,560	11,548	3,822	251,286	(1,036)

Total fixed maturities, available-for-sale	$5,871,437	$284,253	$136,151	$6,019,539	$(9,235)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other	$71	$37	$-	$108
Mutual Funds	135	3	6	132
Non-redeemable preferred stocks	340	145	-	485

Total equity securities, available-for-sale	$546	$185	$6	$725

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “Accumulated other comprehensive income (loss),” or “AOCI,” which were not included in earnings. Amount excludes $13 million of net unrealized gains on impaired available-for-sale securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$172,541	$15,088	$10	$187,619	$-
Obligations of U.S. states and their political subdivisions	79,166	6,516	485	85,197	-
Foreign government bonds	21,709	5,802	-	27,511	-
Public utilities	620,654	68,512	1,334	687,832	-
Redeemable preferred stock	6,400	360	-	6,760	-
Corporate securities	3,601,052	309,470	6,480	3,904,042	(344)
Asset-backed securities (1)	360,258	19,362	6,146	373,474	(21,330)
Commercial mortgage-backed securities	446,558	42,932	69	489,421	-
Residential mortgage-backed securities (2)	353,917	20,228	236	373,909	(1,095)

Total fixed maturities, available-for-sale	$5,662,255	$488,270	$14,760	$6,135,765	$(22,769)

Equity securities, available-for-sale
Common Stocks:
Industrial, miscellaneous & other (4)	$1,566	$1,118	$-	$2,684
Mutual Funds (4)	157	6	9	154
Non-redeemable preferred stocks	1,396	93	-	1,489

Total equity securities, available-for-sale	$3,119	$1,217	$9	$4,327

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $22 million of net unrealized gains or losses on impaired available-for-sale securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.
(4)	Prior period has been reclassified to conform to the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2013, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$364,467	$372,086
Due after one year through five years	1,163,375	1,260,787
Due after five years through ten years	1,488,911	1,534,086
Due after ten years	1,771,788	1,733,709
Asset-backed securities	302,628	315,984
Commercial mortgage-backed securities	536,708	551,601
Residential mortgage-backed securities	243,560	251,286

Total	$5,871,437	$6,019,539

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds, equity security proceeds, and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$96,062	$48,318	$338,380	$106,508
Proceeds from maturities/repayments	165,164	202,979	598,411	696,047
Gross investment gains from sales, prepayments and maturities	11,543	16,734	50,697	25,488
Gross investment losses from sales and maturities	(2,853)	(465)	(5,687)	(1,171)

Equity securities, available-for-sale
Proceeds from sales	$11,211	$9,771	$13,563	$9,862
Proceeds from maturities/repayments	-	-	3	-
Gross investment gains from sales	484	1,000	1,338	1,027
Gross investment losses from sales	(786)	(495)	(786)	(529)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(615)	$(1,743)	$(2,224)	$(6,027)
Writedowns for impairments on equity securities	(11)	(223)	(67)	(1,146)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

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

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Balance, beginning of period	$14,840	$27,702
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(117)	(13,792)
Credit loss impairments previously recognized on securities impaired to fair value during the period (1)	-	-
Credit loss impairment recognized in the current period on securities not previously impaired	17	31
Additional credit loss impairments recognized in the current period on securities previously impaired	88	798
Increases due to the passage of time on previously recorded credit losses	261	702
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(18)	(370)

Balance, end of period	$15,071	$15,071

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(in thousands)
Balance, beginning of period	$27,542	$31,506
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,330)	(3,658)
Credit loss impairments previously recognized on securities impaired to fair value during the period	-	(3,127)
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	854	2,074
Increases due to the passage of time on previously recorded credit losses	279	1,077
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(578)	(1,105)

Balance, end of period	$26,767	$26,767

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities:
Fixed maturities	$14,100	$15,612	$7,647	$8,099
Equity securities (1)	3,083	3,932	3,083	3,277

Total trading account assets	$17,183	$19,544	$10,730	$11,376

(1)	Included in equity securities are perpetual preferred stock securities that have characteristics of both debt and equity securities.

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” $1.1 million of gains and ($0.2) million of losses during the three months ended September 30, 2013 and 2012, respectively, and $1.7 million of gains and ($0.5) million of losses during the nine months ended September 30, 2013 and 2012, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and other loans by property type:
Industrial	$250,878	17.0%	$273,900	18.6%
Retail	480,378	32.5	461,939	31.4
Apartments/Multi-Family	259,237	17.5	239,623	16.3
Office	224,060	15.2	237,566	16.2
Hospitality	90,512	6.1	50,052	3.4
Other	99,033	6.7	89,548	6.1

Total commercial mortgage loans	1,404,098	95.0	1,352,628	92.0
Agricultural property loans	73,550	5.0	117,377	8.0

Total commercial and agricultural mortgage loans by property type	1,477,648	100.0%	1,470,005	100.0%

Valuation allowance	(9,787)		(6,028)

Total net commercial and agricultural mortgage loans by property type	1,467,861		1,463,977

Other Loans
Uncollateralized loans	8,410		-

Total other loans	8,410		-

Total commercial mortgage and other loans	$1,476,271		$1,463,977

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States, Canada and Asia with the largest concentrations in California (16%), New Jersey (11%), and Texas (10%) at September 30, 2013.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Allowance for losses, beginning of year	$6,028	$12,813
Addition to / (release of) allowance of losses	3,759	(1,551)
Charge-off net of recoveries	-	(5,234)

Allowance for losses, end of year (1)	$9,787	$6,028

(1)	Agricultural loans represent $0.4 million of the ending allowance at both September 30, 2013 and December 31, 2012, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2013	December 31, 2012

	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$4,224	$372
Ending balance: collectively evaluated for impairment (2)	5,563	5,656

Total ending balance	$9,787	$6,028

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$13,718	$6,415
Ending balance gross of reserves: collectively evaluated for impairment (2)	1,472,340	1,463,590

Total ending balance, gross of reserves	$1,486,058	$1,470,005

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at September 30, 2013 and December 31, 2012.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $74 million and $117 million at September 30, 2013 and December 31, 2012, respectively and a related allowance of $0.4 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8 million and $0 million at September 30, 2013 and December 31, 2012, respectively, and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of September 30, 2013 and December 31, 2012, had a recorded investment and unpaid principal balance of $13.7 million and $6.4 million and related allowance of $4.2 million and $0.4 million, respectively, primarily related to the retail and other property types. At both September 30, 2013 and December 31, 2012, the Company held no impaired agricultural or uncollateralized loans. Net investment income recognized on these loans totaled $0 million for the period ending September 30, 2013, and $0.5 million for the year ended December 31, 2012.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. As of both September 30, 2013 and December 31, 2012, the Company held no such loans. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

As described in Note 2 loan-to-value and debt service coverage ratios are measures commonly used to assess the quality of commercial mortgage and other loans. As of both September 30, 2013 and December 31, 2012, 96% of the $1.4 billion and $1.5 billion recorded investment, respectively, had a loan-to-value ratio of less than 80%. As of both September 30, 2013 and December 31, 2012, 96% of the recorded investment had a debt service coverage ratio of 1.0X or greater. As of September 30, 2013, approximately $61 million or 4% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X reflecting loans where the mortgage amount exceeds the collateral value or where current debt payments are greater than income from property operations; none of which related to agricultural or uncollateralized loans. As of December 31, 2012, approximately $59 million or 4% of the recorded investment had a loan-to-value ratio greater than 100% or debt service coverage ratio less than 1.0X; none of which related to agricultural or uncollateralized loans.

As of both September 30, 2013 and December 31, 2012, $1.4 billion of commercial mortgage and other loans were in current status and $6.4 million were classified as past due, primarily related to other property types. As of September 30, 2013 and December 31, 2012, $13.7 million and $6.4 million, respectively, of commercial mortgage and other loans, were in non-accrual status based upon the recorded investment gross of allowance for credit losses, primarily related to retail and other property types. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

For the periods ended September 30, 2013 and December 31, 2012, there were no commercial mortgage and other loans sold or acquired.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2013 and December 31, 2012, the Company had no significant commitments to fund borrowers that have been involved in a troubled debt restructuring. During both the three months and nine months ended September 30, 2013 there were adjusted pre-modification outstanding recorded investments of $8.3 million and post-modification outstanding recorded investments of $7.5 million related to commercial mortgage loans. No payment defaults on commercial mortgage and other loans were modified as a troubled debt restructuring within the 12 months preceding each respective period. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2013 and 2012, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities, available-for-sale	$71,268	$67,924	$211,145	$203,885
Equity securities, available-for-sale	-	6	1	39
Trading account assets	194	205	503	821
Commercial mortgage and other loans	20,577	21,388	62,500	63,693
Policy loans	15,623	14,376	44,228	42,851
Short-term investments and cash equivalents	174	244	590	787
Other long-term investments	2,718	10,748	8,974	18,992

Gross investment income	110,554	114,891	327,941	331,068
Less: investment expenses	(4,840)	(4,688)	(14,687)	(13,686)

Net investment income	$105,714	$110,203	$313,254	$317,382

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2013 and 2012 were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fixed maturities	$8,075	$14,527	$42,786	$18,291
Equity securities	(313)	280	485	(649)
Commercial mortgage and other loans	6,122	3,505	6,811	4,565
Joint ventures and limited partnerships	(15)	-	(73)	-
Derivatives	12,432	(140,152)	(16,629)	(154,371)
Other	9	4	19	22

Realized investment gains (losses), net	$26,310	$(121,836)	$33,399	$(132,142)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2013 and 2012 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$257	$267,204	$267,461
Change in other comprehensive income before reclassifications	115	(248,309)	(248,194)
Amounts reclassified from AOCI	-	(43,271)	(43,271)
Income tax benefit (expense)	(40)	102,053	102,013

Balance, September 30, 2013	$332	$77,677	$78,009

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2011	$133	$213,495	$213,628
Change in component during period (2)	(29)	59,629	59,600

Balance, September 30, 2012	$104	$273,124	$273,228

(1)	Includes cash flow hedges of ($3) million and $0 million as of September 30, 2013 and December 31, 2012, respectively, and $3 million as of both September 30, 2012 and December 31, 2011.
(2)	Net of taxes.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (“AOCI”)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$(161)	$359

Net unrealized investment gains (losses) on available-for-sale securities (4)	7,923	42,912

Total net unrealized investment gains (losses)	7,762	43,271

Total reclassifications for the period	$7,762	$43,271

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ dividends.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$(618)	$295	$563	$(115)	$125
Net investment gains (losses) on investments arising during the period	337	-	-	(118)	219
Reclassification adjustment for (gains) losses included in net income	3,784	-	-	(1,325)	2,459
Reclassification adjustment for OTTI losses excluded from net income (1)	(51)	-	-	18	(33)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	(2,131)	-	746	(1,385)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balance	-	-	160	(56)	104

Balance, September 30, 2013	$3,452	$(1,836)	$723	$(850)	$1,489

(1)	Represents “transfers in” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policy Holder Account Balances	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2012	$505,100	$(220,208)	$125,833	$(143,646)	$267,079
Net investment gains (losses) on investments arising during the period	(295,940)	-	-	103,580	(192,360)
Reclassification adjustment for (gains) losses included in net income	(47,054)	-	-	16,469	(30,585)
Reclassification adjustment for OTTI losses excluded from net income (2)	51	-	-	(18)	33
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs	-	164,697	-	(57,645)	107,052
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(115,433)	40,402	(75,031)

Balance, September 30, 2013	$162,157	$(55,511)	$10,400	$(40,858)	$76,188

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Represents “transfers out” related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$3,452	$(618)
Fixed maturity securities, available-for-sale - all other	144,650	474,128
Equity securities, available-for-sale	179	1,208
Derivatives designated as cash flow hedges (1)	(3,089)	147
Other investments	20,417	29,617

Net unrealized gains (losses) on investments	$165,609	$504,482

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$25,881	$1,198	$-	$-	$25,881	$1,198
Obligations of U.S. states and their political subdivisions	53,631	6,516	-	-	53,631	6,516
Foreign government bonds	-	-	-	-	-	-
Corporate securities	1,538,110	107,474	47,488	6,656	1,585,598	114,130
Asset-backed securities	53,758	293	11,972	1,835	65,730	2,128
Commercial mortgage-backed securities	129,343	8,352	333	5	129,676	8,357
Residential mortgage-backed securities	95,139	2,437	20,160	1,385	115,299	3,822

Total	$1,895,862	$126,270	$79,953	$9,881	$1,975,815	$136,151

Equity securities, available-for-sale	$76	$6	$-	$-	$76	$6

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2012
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,338	$10	$-	$-	$4,338	$10
Obligations of U.S. states and their political subdivisions	21,128	485	-	-	21,128	485
Foreign government bonds	-	-	-	-	-	-
Corporate securities	290,127	7,070	18,221	744	308,348	7,814
Asset-backed securities	44,821	76	24,997	6,070	69,818	6,146
Commercial mortgage-backed securities	12,549	60	521	9	13,070	69
Residential mortgage-backed securities	20,276	164	4,347	72	24,623	236

Total	$393,239	$7,865	$48,086	$6,895	$441,325	$14,760

Equity securities, available-for-sale	$54	$9	$-	$-	$54	$9

The gross unrealized losses, related to fixed maturities at September 30, 2013 and December 31, 2012 are composed of $130 million and $9 million, respectively, related to high or highest quality securities based on National Association of Insurance Commissioners, or “NAIC”, or equivalent rating and $5 million and $6 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2013, $1.5 million of the gross unrealized losses represented declines in value of greater than 20%, $0.7 million of which had been in that position for less than six months, as compared to $6 million at December 31, 2012 that represented declines in value of greater than 20%, $0 million of which had been in that position for less than six months. At September 30, 2013 and December 31, 2012, $10 million and $7 million respectively, of gross unrealized losses of twelve months or more were concentrated in asset-backed securities and corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2013 and December 31, 2012. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2013, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At both September 30, 2013 and December 31, 2012, less than $1 million of the gross unrealized losses related to equity securities, represented declines in value of greater than 20%, none of which have been in that position for less than six months. In accordance with its policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2013 or December 31, 2012.

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

	As of September 30, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$97,564	$-	$-	$97,564
Obligations of U.S. states and their political subdivisions	-	79,135	-	-	79,135
Foreign government bonds	-	24,315	-	-	24,315
Corporate securities	-	4,681,507	18,147	-	4,699,654
Asset-backed securities	-	203,870	112,114	-	315,984
Commercial mortgage-backed securities	-	547,561	4,040	-	551,601
Residential mortgage-backed securities	-	251,286	-	-	251,286

Sub-total	-	5,885,238	134,301	-	6,019,539
Trading account assets:
Corporate securities	-	13,628	-	-	13,628
Asset-backed securities	-	1,985	-	-	1,985
Commercial mortgage-backed securities	-	-	-	-	-
Equity securities	-	-	3,931	-	3,931

Sub-total	-	15,613	3,931	-	19,544
Equity securities, available for sale	108	132	485	-	725
Short-term investments	41,174	46,208	-	-	87,382
Cash equivalents	1,579	22,458	-	-	24,037
Other long-term investments	-	99,965	1,145	(99,620)	1,490
Reinsurance recoverables	-	-	479,818	-	479,818
Receivables from parents and affiliates	-	173,944	6,112	-	180,056

Sub-total excluding separate account assets	42,861	6,243,558	625,792	(99,620)	6,812,591

Separate account assets (2)	501,401	93,382,660	261,679	-	94,145,740

Total assets	$544,262	$99,626,218	$887,471	$(99,620)	$100,958,331

Future policy benefits	$-	$-	$586,930	$-	$586,930
Other liabilities	-	151,872	-	(99,851)	52,021

Total liabilities	$-	$151,872	$586,930	$(99,851)	$638,951

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$187,619	$-	$-	$187,619
Obligations of U.S. states and their political subdivisions	-	85,197	-	-	85,197
Foreign government bonds	-	27,511	-	-	27,511
Corporate securities	-	4,561,653	36,981	-	4,598,634
Asset-backed securities	-	264,747	108,727	-	373,474
Commercial mortgage-backed securities	-	489,421	-	-	489,421
Residential mortgage-backed securities	-	373,909	-	-	373,909

Sub-total	-	5,990,057	145,708	-	6,135,765
Trading account assets:
Asset-backed securities	-	4,008	-	-	4,008
Commercial mortgage-backed securities	-	4,091	-	-	4,091
Equity securities	-	-	3,277	-	3,277

Sub-total	-	8,099	3,277	-	11,376

Equity securities, available for sale	2,683	155	1,489	-	4,327
Short-term investments	81,308	31,029	-	-	112,337
Cash equivalents	10,305	307,394	-	-	317,699
Other long term investments	-	187,384	988	(68,689)	119,683
Reinsurance recoverables	-	-	1,287,157	-	1,287,157
Receivables from parents and affiliates	-	184,128	1,995	-	186,123

Sub-total excluding separate account assets	94,296	6,708,246	1,440,614	(68,689)	8,174,467

Separate account assets (2)	345,437	80,293,584	248,255	-	80,887,276

Total assets	$439,733	$87,001,830	$1,688,869	$(68,689)	$89,061,743

Future policy benefits	$-	$-	$1,417,891	$-	$1,417,891
Other liabilities	-	68,689	-	(68,689)	-

Total liabilities	$-	$68,689	$1,417,891	$(68,689)	$1,417,891

(1)	“Netting” amounts represents swap variation margin of $0.2 million and $0 million as of September 30, 2013 and December 30, 2012, respectively, and the impact of offsetting asset and liability positions held with the same counterparty.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of September 30, 2013 and December 31, 2012, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate, cross currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, non-performance risk, volatility and other factors.

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

To reflect the market’s perception of its own and the counterparty’s non-performance risk, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of September 30, 2013 and December 31, 2012, there were derivatives with the fair value of $0.0 million and $0.2 million, respectively, classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company also has an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 8). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative which is included in “Reinsurance recoverables”. The fair value of this embedded derivative is the present value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that is attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rates, estimated non-performance risk (“NPR”) of the counterparty, and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates. This embedded derivative had a value of zero at September 30, 2013 and December 31, 2012, respectively, primarily due to NPR.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. These assumptions are generally updated in the third quarter of each year unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2 - There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2013. During the nine months ended September 30, 2012, $8.6 million of equity securities, available for sale transferred from Level 1 to Level 2. The assets that transferred were mutual funds that were priced on a net asset value. This transfer was the result of an ongoing monitoring assessment of pricing inputs to ensure appropriateness of the level classification in the fair value hierarchy. During the three months ended September 30, 2012, there were no transfers between level 1 and 2. Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur.

Level 3 Assets and Liabilities by Price Source - The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$14,999	$3,148	$18,147
Asset-backed securities	454	111,660	112,114
Commercial mortgage-backed securities	-	4,040	4,040
Equity securities	485	3,931	4,416
Other long-term investments	-	1,145	1,145
Reinsurance recoverables	479,818	-	479,818
Receivables from parents and affiliates	-	6,112	6,112

Sub-total excluding separate account assets	495,756	130,036	625,792

Separate account assets	79,089	182,590	261,679

Total assets	$574,845	$312,626	$887,471

Future policy benefits	$586,930	$-	$586,930

Total liabilities	$586,930	$-	$586,930

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2012
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$31,356	$5,625	$36,981
Asset-backed securities	5,929	102,798	108,727
Equity securities	1,489	3,277	4,766
Other long-term investments	232	756	988
Reinsurance recoverables	1,287,157	-	1,287,157
Receivables from parents and affiliates	-	1,995	1,995

Sub-total excluding separate account assets	1,326,163	114,451	1,440,614

Separate account assets	77,286	170,969	248,255

Total assets	$1,403,449	$285,420	$1,688,869

Future policy benefits	$1,417,891	$-	$1,417,891

Total liabilities	$1,417,891	$-	$1,417,891

(1)	Represents valuations which could incorporate both internally-derived and market inputs. See below for additional information related to internally developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities - The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$14,999	Discounted cash flow	Discount rate	8.77%	15.00%	10.80%	Decrease
		Market Comparables	EBITDA Multiples (2)	5.0X	7.5X	5.97X	Increase
		Liquidation	Liquidation value	28.11%	98.15%	49.45%	Increase
Reinsurance recoverables	$479,818	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (3)	$586,930	Discounted cash flow	Lapse rate (4)	0%	11%		Decrease

			NPR spread (5)	0.08%	1.32%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	86%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	16%	28%		Increase

	As of December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$31,356	Discounted cash flow	Discount rate	8.90%	1.75%	10.60%	Decrease
		Cap at call price	Call price	100%	100%		Increase
		Liquidation	Liquidation value	98%	98%		Increase
Reinsurance recoverables	$1,287,157	Fair values are determined in the same manner as future policy benefits
Liabilities:

Future policy benefits (3)	$1,417,891	Discounted cash flow	Lapse rate (4)	0%	14%		Decrease

			NPR spread (5)	0.20%	1.60%		Decrease
			Utilization rate (6)	70%	94%		Increase
			Withdrawal rate (7)	85%	100%		Increase
			Mortality rate (8)	0%	13%		Decrease
			Equity Volatility curve	19%	34%		Increase

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(4)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the current contractholder account value as well as other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(5)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. In determining the NPR spread, the Company reflects the financial strength ratings of the Company and its affiliates as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(6)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(7)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(8)	Range reflects the mortality rate for the vast majority of business with living benefits, with contractholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Future Policy Benefits - The unobservable contractholder behavior inputs related to the liability for the optional living benefit features of the Company’s variable annuity contracts included in future policy benefits are generally based on emerging experience, future expectations and other data. While experience for these products is still emerging, the Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, contractholder behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. The dynamic lapse adjustment assumes lower lapses when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Therefore, to the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, the dynamic lapse function will reduce lapse rates for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, the dynamic lapse function will lower overall lapse rates as contracts become more in-the-money.

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

Other Invested Assets - Separate account assets include $79.1 million and $77.3 million of investments in real estate fund as of September 30, 2013 and December 31, 2012, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 9.50% (7.08% weighted average) as of September 30, 2013 and 5.50% to 9.50% (7.30% weighted average) as of December 31, 2012 and discount rates which ranged from 7.00% to 11.00% (8.17% weighted average) as of September 30, 2013 and 7.00% to 11.50% (8.30% weighted average) as of December 31, 2012.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Three Months Ended September 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Other Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18,603	$129,875	$5,047	$3,959	$1,466
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(625)	-	-	-	483
Asset management fees and other income	-	-	-	(28)	-
Included in other comprehensive income (loss)	(153)	(253)	-	-	19
Net investment income	13	45	-	-	-
Purchases	1,950	-	4,040	-	-
Sales	(3)	-	-	-	(1,483)
Issuances	-	-	-	-	-
Settlements	(1,638)	(10,057)	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	(5,000)	(5,047)	-	-
Other (4)	-	(2,496)	-	-	-

Fair Value, end of period assets/(liabilities)	$18,147	$112,114	$4,040	$3,931	$485

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$(27)	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Other Long- term Investments	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$931	$3,648	$271,176	$366,311	$(370,489)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	1,156	(806,393)	714,012
Asset management fees and other income	33	-	-	-	-
Interest credited to policyholders’ account balances	-	-	(2,850)	-	-
Included in other comprehensive income (loss)	-	(2)	-	-	-
Net investment income	181	(31)	-	-	-
Purchases	-	2,496	21,679	-	136,295
Sales	-	(2,495)	(29,482)	-	-
Issuances	-	-	-	(146,848)	-
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-
Other (4)	-	2,496	-	-	-

Fair Value, end of period assets/(liabilities)	$1,145	$6,112	$261,679	$(586,930)	$479,818

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$(807,793)	$713,107
Asset management fees and other income	$33	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$(2,850)	$-	$-

	Nine Months Ended September 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$36,981	$108,727	$-	$3,277	$1,489
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,321)	-	-	-	427
Asset management fees and other income	-	-	-	654	-
Included in other comprehensive income (loss)	(1,093)	(89)	(3)	-	52
Net investment income	71	219	-	-	-
Purchases	13,674	33,078	12,524	380	-
Sales	(2,326)	(1)	-	-	(1,483)
Issuances	-	-	-	-	-
Settlements	(21,546)	(22,324)	(3,434)	(380)	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	(6,293)	(5,000)	(5,047)	-	-
Other (4)	-	(2,496)	-	-	-

Fair Value, end of period assets/(liabilities)	$18,147	$112,114	$4,040	$3,931	$485

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$655	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2013
	Other Long- term Investments	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Reinsurance Recoverables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$988	$1,995	$248,255	$(1,417,891)	$1,287,157
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(232)	-	1,914	1,255,417	(1,201,869)
Asset management fees and other income	121	-	-	-	-
Interest credited to policyholders’ account balances	-	-	8,222	-	-
Included in other comprehensive income (loss)	-	(31)	-	-	-
Net investment income	-	-	-	-	-
Purchases	268	5,147	58,175	-	394,530
Sales	-	(3,495)	(54,887)	-	-
Issuances	-	-	-	(424,456)	-
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-
Other (4)	-	2,496	-	-	-

Fair Value, end of period assets/(liabilities)	$1,145	$6,112	$261,679	$(586,930)	$479,818

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$1,237,961	$(1,186,171)
Asset management fees and other income	$122	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$8,222	$-	$-

	Three Months Ended September 30, 2012
	Fixed Maturities Available For Sale
	U.S. Treasury Securities	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Other Trading Account Assets- Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,699	$30,459	$86,915	$5,331	$3,381
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(761)	610	-	-
Asset management fees and other income	-	-	-	-	(189)
Included in other comprehensive income (loss)	1	3,946	6	(150)	-
Net investment income	-	18	63	3	-
Purchases	-	123	14,986	-	-
Sales	-	(6)	-	-	-
Settlements	-	(3,121)	(2,988)	(2,496)	-
Transfers into Level 3 (2)	-	2,340	589	-	-
Transfers out of Level 3 (2)	-	-	(5,113)	-	-

Fair Value, end of period assets/(liabilities)	$4,700	$32,998	$95,068	$2,688	$3,192

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$(189)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012
	Equity Securities, Available for Sale	Other Long- term Investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$2,255	$3,661	$1,036,923	$236,634	$(1,087,503)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(200)	(2,071)	308,347	(486)	(392,758)
Asset management fees and other income	-	24	-	-	-
Interest credited to policyholders’ account balances	-	-	-	5,339	-
Included in other comprehensive income (loss)	56	-	-	-	-
Net investment income	-	-	-	-	-
Purchases	-	-	106,141	14,334	-
Sales	-	-	-	(11,913)	-
Issuances	-	-	-		(113,252)
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$2,111	$1,614	$1,451,411	$243,908	$(1,593,513)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$(2,071)	$312,474	$-	$(415,371)
Asset management fees and other income	$-	$24	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$5,339	$-

	Nine Months Ended September 30, 2012
	Fixed Maturities, Available for Sale
	U.S. Treasury Securities	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Other Trading Account Assets- Equity Securities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,696	$23,720	$62,429	$-	$3,362
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(3,732)	687	-	-
Asset management fees and other income	-	-	-	-	(120)
Included in other comprehensive income (loss)	4	4,126	2,667	(65)	-
Net investment income	-	67	316	3	-
Purchases	-	8,515	52,268	-	-
Sales	-	(89)	-	-	-
Issuances	-	-	-	-	-
Settlements	-	(7,484)	(12,960)	(2,496)	(50)
Transfers into Level 3 (2)	-	23,995	589	5,246	-
Transfers out of Level 3 (2)	-	(16,120)	(10,928)	-	-

Fair Value, end of period assets/(liabilities)	$4,700	$32,998	$95,068	$2,688	$3,192

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$(120)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2012
	Equity Securities, Available for Sale	Other Long- term Investments	Reinsurance Recoverables	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$2,652	$686	$868,824	$222,324	$(912,988)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(401)	(4,032)	289,200	(1,098)	(367,642)
Asset management fees and other income	-	29	-	-	-
Interest credited to policyholders’ account balances	-	-	-	9,201	-
Included in other comprehensive income (loss)	(136)	-	-	-	-
Net investment income	-	-	-	-	-
Purchases	-	4,925	293,387	69,250	-
Sales	-	-	-	(55,769)	-
Issuances	-	-	-	-	(312,883)
Settlements	-	6	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	(4)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$2,111	$1,614	$1,451,411	$243,908	$(1,593,513)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$(3,922)	$300,008	$-	(397,247)
Asset management fees and other income	$-	$29	$-	$-	-
Interest credited to policyholders’ account balances	$-	$-	$-	$9,201	-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other primarily represents reclasses of certain assets between reporting categories.

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

	September 30, 2013					December 31, 2012
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$8,015	$1,562,151	$1,570,166	$1,476,271	$1,616,804	$1,463,977
Policy loans	-	-	1,334,270	1,334,270	1,080,566	1,455,412	1,079,714
Cash and cash equivalents	65,077	22,616	-	87,693	87,693	94,410	94,410
Accrued investment income	-	90,240	-	90,240	90,240	90,653	90,653
Receivables from parents and affiliates	-	125,867	-	125,867	125,596	(3,146)	(3,751)
Other assets	-	28,397	-	28,397	28,397	32,782	32,176

Total assets	$65,077	$275,135	$2,896,421	$3,236,633	$2,888,763	$3,286,915	$2,757,179

Liabilities:
Policyholders’ Account Balances - Investment Contracts	$-	$828,561	$41,415	$869,976	$880,256	$793,280	$796,816
Cash collateral for loaned securities	-	76,594	-	76,594	76,594	48,068	48,068
Short-term debt	-	451,526	-	451,526	447,415	272,981	272,000
Long-term debt	-	1,431,516	-	1,431,516	1,382,000	1,563,185	1,511,000
Payables to parent and affiliates	-	136,405	-	136,405	136,405	6,694	6,694
Other liabilities	-	243,223	-	243,223	243,223	224,751	224,751

Total liabilities	$-	$3,167,825	$41,415	$3,209,240	$3,165,893	$2,908,959	$2,859,329

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $587 million and $1,418 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Other liabilities” and “Reinsurance recoverables” was an asset of $480 million and $1,287 million as of September 30, 2013 and December 31, 2012, respectively.

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

Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. Fluctuations in interest rates can result in mark-to-market changes in the value of the underlying contractual guarantees and impact the amount of premiums and benefits paid between the Company and UPARC. See Note 8 for additional information on the agreement with UPARC.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-broker-dealer capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	September 30, 2013			December 31, 2012
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$225,429	$5,158	$(8,487)	$145,174	$4,152	$(3,904)

Total Qualifying Hedges	$225,429	$5,158	$(8,487)	$145,174	$4,152	$(3,904)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,159,400	$61,600	$(120,232)	$1,729,400	$109,855	$(22,930)

Currency
Forwards	675	-	(2)	5,424	48	-
Credit
Credit Default Swaps	14,275	7	(741)	14,275	614	(894)
Currency/Interest Rate
Currency Swaps	80,085	547	(2,598)	62,468	1,516	(2,064)
Equity
Total Return Swaps	307,870	2,030	(4,157)	320,377	762	(6,073)
Equity Options	34,262,885	30,623	(15,655)	24,243,020	70,669	(32,824)

Total Non-Qualifying Hedges	36,825,190	94,807	(143,385)	26,374,964	183,464	(64,785)

Total Derivatives (1)	$37,050,619	$99,965	$(151,872)	$26,520,138	$187,616	$(68,689)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $609 million and $1,441 million as of September 30, 2013 and December 31, 2012, respectively, included in “Future policy benefits” and “Fixed maturities, available-for-sale.”

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

	September 30, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$99,620	$(99,620)	$0	$0	$0
Securities purchased under agreement to resell	22,616	0	22,616	(22,616)	0

Total Assets	$122,236	$(99,620)	$22,616	$(22,616)	$0

Offsetting of Financial Liabilities:
Derivatives	$151,872	$(99,851)	$52,021	$(118,177)	$(66,156)
Securities sold under agreement to repurchase	0	0	0	0	0

Total Liabilities	$151,872	$(99,851)	$52,021	$(118,177)	$(66,156)

	December 31, 2012
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$187,372	$(68,689)	$118,683	$0	$118,683
Securities purchased under agreement to resell	203,437	0	203,437	(203,437)	0

Total Assets	$390,809	$(68,689)	$322,120	$(203,437)	$118,683

Offsetting of Financial Liabilities:
Derivatives	$68,689	$(68,689)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0

Total Liabilities	$68,689	$(68,689)	$0	$0	$0

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$275	$(583)	$(8,855)

Total cash flow hedges	-	275	(583)	(8,855)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(18,208)	-	-	-
Currency	(30)	-	-	-
Currency/Interest Rate	(2,839)	-	(25)	-
Credit	(189)	-	-	-
Equity	(24,144)	-	-	-
Embedded Derivatives	59,700	-	-	-

Total non-qualifying hedges	14,290	-	(25)	-

Total	$14,290	$275	$(608)	$(8,855)

	Nine Months Ended September 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$743	$(512)	$(3,236)

Total cash flow hedges	-	743	(512)	(3,236)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(138,002)	-	-	-
Currency	65	-	-	-
Currency/Interest Rate	(2,584)	-	(1)	-
Credit	(859)	-	-	-
Equity	(89,560)	-	-	-
Embedded Derivatives	216,168	-	-	-

Total non-qualifying hedges	(14,772)	-	(1)	-

Total	$(14,772)	$743	$(513)	$(3,236)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$997	$221	$14	$(1,802)

Total cash flow hedges	997	221	14	(1,802)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(3,659)	-	-	-
Currency	(176)	-	-	-
Currency/Interest Rate	(1,014)	-	1	-
Credit	(77)	-	-	-
Equity	(31,204)	-	-	-
Embedded Derivatives	(105,019)	-	-	-

Total non-qualifying hedges	(141,149)	-	1	-

Total	$(140,152)	$221	$15	$(1,802)

	Nine Months Ended September 30, 2012
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$1,001	$492	$67	$76

Total cash flow hedges	1,001	492	67	76

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	24,602	-	-	-
Currency	(161)	-	-	-
Currency/Interest Rate	(216)	-	23	-
Credit	(644)	-	-	-
Equity	(61,222)	-	-	-
Embedded Derivatives	(117,731)	-	-	-

Total non-qualifying hedges	(155,372)	-	23	-

Total	$(154,371)	$492	$90	$76

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and nine months ended September 30, 2013 the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2012	$147
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2013	(2,877)
Amount reclassified into current period earnings	(359)

Balance, September 30, 2013	$(3,089)

As of September 30, 2013 the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives

The Company no longer has exposure from credit derivatives where it has written credit protection as of September 30, 2013 and December 31, 2012.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2013 and December 31, 2012, the Company had $14 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million for both periods.

The Company holds certain externally managed investments in the European market which contain embedded derivatives whose fair values are primarily driven by changes in credit spreads. These investments are medium term notes that are collateralized by investment portfolios primarily consisting of investment grade European fixed income securities, including corporate bonds and asset-backed securities, and derivatives, as well as varying degrees of leverage. The notes have a stated coupon and provide a return based on the performance of the underlying portfolios and the level of leverage. The Company invests in these notes to earn a coupon through maturity, consistent with its investment purpose for other debt securities. The notes are accounted for under U.S. GAAP as available-for-sale fixed maturity securities with bifurcated embedded derivatives (total return swaps). Changes in the value of the fixed maturity securities are reported in Equity under the heading “Accumulated other comprehensive income” and changes in the market value of the embedded total return swaps are included in current period earnings in “Realized investment gains (losses), net.” The Company’s maximum exposure to loss from these investments was $66 million and $64 million at September 30, 2013 and December 31, 2012, respectively. The fair value of the embedded derivatives included in “Fixed maturities, available-for-sale” were liabilities of $22 million and $23 million at September 30, 2013 and December 31, 2012.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $136 million of commercial loans as of September 30, 2013. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $134 million as of September 30, 2013.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of September 30, 2013, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC., filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal with Florida’s Circuit Court of the Second Judicial Circuit in Leon County.

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

In December 2010, a purported state-wide class action complaint, Phillips v. Prudential Financial, Inc., was filed in state court and removed to the United States District Court for the Southern District of Illinois. The complaint makes allegations under Illinois law, on behalf of a class of Illinois residents whose death benefit claims were settled by retained assets accounts. In March 2011, the complaint was amended to drop Prudential Financial as a defendant and add the Company and the Prudential Insurance Company of America as a defendant. The matter is now captioned Phillips v. Prudential Insurance and Pruco Life Insurance Company. In November 2011, the complaint was dismissed. In December 2011, plaintiff

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

appealed the dismissal. In May 2013, the United States Court of Appeals for the Seventh Circuit affirmed the dismissal of plaintiff’s putative class action complaint. In August 2013, plaintiff’s time to appeal the dismissal expired.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Premiums direct and assumed	$329,442	$303,198	$975,383	$899,707
Premiums ceded	(314,830)	(286,120)	(933,674)	(851,369)

Premiums	$14,612	$17,078	$41,709	$48,338

Policy charges and fees direct and assumed	$504,163	$615,502	$1,756,788	$1,501,680
Policy charges and fees ceded	(65,603)	(182,585)	(367,927)	(396,777)

Policy charges and fees	$438,560	$432,917	$1,388,861	$1,104,903

Policyholders’ benefits direct and assumed	$295,628	$483,645	$911,564	$1,271,752
Policyholders’ benefits ceded	(276,179)	(289,407)	(764,819)	(971,559)

Policyholders’ benefits	$19,449	$194,239	$146,745	$300,193

Realized capital gains (losses) net, associated with derivatives	$875,432	$292,455	$(1,031,117)	$252,027

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

Reinsurance recoverables included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)

Domestic life insurance-affiliated	$11,981,000	$4,619,282
Domestic individual annuities-affiliated	480,423	1,287,660
Domestic life insurance-unaffiliated	6,729	9,673
Taiwan life insurance-affiliated	1,146,735	1,115,560

	$13,614,887	$7,032,175

Substantially all reinsurance contracts are with affiliates as of September 30, 2013 and December 31, 2012. These contracts are described further in Note 8.

The gross and net amounts of life insurance face amount in force as of September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
	(in thousands)

Direct gross life insurance face amount in force	$650,902,169	$599,133,554
Assumed gross life insurance face amount in force	42,798,981	-
Reinsurance ceded	(638,575,156)	(543,199,086)

Net life insurance face amount in force	$55,125,994	$55,934,468

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended September 30, 2013 and 2012; and $1 million for both the nine months ended September 30, 2013 and 2012. The expense charged to the Company for the deferred compensation program was $1 million and $2 million for the three months ended September 30, 2013 and 2012, respectively; and $4 million and $5 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million and $4 million for the three months ended September 30, 2013 and 2012, respectively; and $16 million and $13 million for the nine months ended September 30, 2013 and 2012, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended September 30, 2013 and 2012; and $6 million for both the nine months ended September 30, 2013 and 2012.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $196 million and $349 million for the three months ended September 30, 2013 and 2012, respectively; and $673 million and $966 million for the nine months ended September 30, 2013 and 2012, respectively.

Corporate Owned Life Insurance

The Company has sold four Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,434 million at September 30, 2013 and $2,390 million at December 31, 2012. Fees related to these COLI policies were $9 million for both the three months ended September 30, 2013 and 2012, and $28 million and $26 million for the nine months ended September 30, 2013 and 2012, respectively. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)

Reinsurance recoverables	$13,614,887	$7,032,175
Policy loans	(63,245)	(52,767)
Deferred policy acquisition costs	(1,566,998)	(1,112,195)
Policyholders’ account balances	4,509,605	-
Future policy benefits and other policyholder liabilities	1,300,602	-
Other liabilities (reinsurance payables)	231,446	309,478

The reinsurance recoverables by counterparty is broken out below.

	September 30, 2013	December 31, 2012
	(in thousands)

UPARC	$27,850	$28,655
PAR U	8,717,990	1,633,026
PARCC	2,333,099	2,299,391
PAR TERM	718,806	486,012
Prudential Insurance	183,255	172,198
Pruco Re	480,423	1,287,660
Prudential of Taiwan	1,146,735	1,115,560
Unaffiliated	6,729	9,673

Total Reinsurance Recoverables	$13,614,887	$7,032,175

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Premiums	$(314,830)	$(286,120)	$(933,674)	$(851,369)
Policy charges and fee income	(93,016)	(182,584)	(337,079)	(396,777)
Net investment income	(655)	(378)	(1,517)	(956)
Other income	-	15,853	(31,119)	23,883
Interest credited to policyholders’ account balance	(22,811)	(13,906)	(51,165)	(37,479)
Policyholders’ benefits	(307,883)	(289,407)	(930,318)	(971,559)
Reinsurance expense allowances, net of capitalization and amortization	(14,314)	(110,600)	(128,656)	(200,667)
Realized investment gains (losses) net	875,432	292,455	(1,031,117)	252,027

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

Effective July 1, 2013 the agreement between the Company and UPARC to reinsure its Universal Protector policies having no-lapse guarantees was further amended for policies with effective dates January 1, 2011 through December 31, 2012. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies. Policies with effective dates January 1, 2013 or later are reinsured with UPARC under the terms of the initial reinsurance agreement described above.

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

Effective July 1, 2013, the agreement between the Company, excluding its subsidiaries, and PAR U was amended for policies with effective dates from January 1, 2011 through December 31, 2012. Under the amended agreement, PAR U reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no lapse guarantees as well as its Universal Plus policies, with effective dates from January 1, 2011 through December 31, 2012 in addition to policies covered by the initial reinsurance agreement discussed above.

PARCC

The Company reinsures 90% of the risk under its term life insurance policies, with effective dates prior to January 1, 2010, through an automatic coinsurance agreement with PARCC.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $80 million and $59 million for the three months ended September 30, 2013 and 2012, respectively, and $227 million and $161 million for the nine months ended September 30, 2013 and 2012, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $3 million for the three months ended September 30, 2013 and 2012, and $8 million for the nine months ended September 30, 2013 and 2012. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $4 million for the three months ended September 30, 2013 and 2012 and $11 million and $10 million for the nine months ended September 30, 2013 and 2012, respectively. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in-capital (“APIC”) and Realized investment gain(loss), respectively.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	Apr-12	Purchased	Fixed Maturities	$3	$2	$(1)	$-	$-
Prudential Financial	Apr-12	Purchased	Fixed Maturities	28	25	(2)	-	-
Prudential Insurance	Jun-12	Purchased	Fixed Maturities	91	74	(11)	-	-
PAR U	Sep-12	Sale	Fixed Maturities & Commercial Mortgages	156	142	-	14	(5)
Prudential Financial	Sep-12	Transfer Out	Fixed Maturities	46	41	3	-	-
Prudential Insurance	Nov-12	Purchased	Fixed Maturities	110	102	(5)	-	-
Prudential Financial	Nov-12	Purchased	Fixed Maturities	12	12	(1)	-	-
Prudential Insurance	Dec-12	Purchased	Fixed Maturities	59	56	(2)	-	-
Prudential Insurance	Jan-13	Transfer In	Fixed Maturities	126	108	(12)	-	-
PAR U	Jan-13	Transfer Out	Fixed Maturities	126	108	-	18	-
Prudential Insurance	Jan-13	Transfer In	Fixed Maturities, Commercial Mortgages, Short-term Investments, & Trading Account Assets	4,825	4,825	(1)	-	-
PAR U	Jan-13	Transfer Out	Fixed Maturities, Commercial Mortgages, Short- term Investments, & Trading Account Assets	4,826	4,821	-	5	-
UPARC	Feb-13	Transfer In	Fixed Maturities	56	52	-	-	-
PAR U	Feb-13	Transfer Out	Fixed Maturities	132	122	-	10	-
Prudential Insurance	Mar-13	Purchased	Fixed Maturities	47	44	(2)	-	-
Prudential Insurance	Sep-13	Sale	Commercial Mortgages	2	2	1	-	-
Prudential Financial	Sep-13	Transfer Out	Fixed Maturities	25	25	(1)	-	-
UPARC	Sep-13	Transfer In	Fixed Maturities & Private Equity	192	189	-	-	3
PARU	Sep-13	Transfer Out	Fixed Maturities, Commercial Mortgages, & Private Equity	704	694	-	10	(15)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs.

The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - September 30, 2013	Amount of Notes - December 31, 2012	Interest Rate	Date of Maturity
(in thousands)
PFI	11/15/2010	$66,000	$66,000	3.01%	11/13/2015
PFI	6/20/2011	150,000	200,000	1.64% - 3.17%	6/2013 - 6/2016
PFI	12/15/2011	212,000	212,000	2.65% - 3.61%	12/2013 - 12/2016
PFI	12/16/2011	44,000	44,000	2.65% - 3.61%	12/2013 - 12/2016
PFI	12/20/2012	267,000	267,000	1.37%	12/15/2015
Prudential Insurance	12/20/2010	204,000	204,000	3.47%	12/21/2015
Washington Street Investment	6/20/2012	316,000	395,000	1.15% - 3.02%	6/2013 - 6/2017
Washington Street Investment	12/17/2012	330,000	330,000	0.95% - 1.87%	12/2013 - 12/2017
Washington Street Investment	12/17/2012	65,000	65,000	0.95% - 1.87%	12/2013 - 12/2017
Pru Funding, LLC	8/29/2013	4,350	-	0.31%	10/15/2013
Pru Funding, LLC	9/23/2013	35,000	-	0.27%	10/23/2013
Pru Funding, LLC	9/27/2013	2,005	-	0.24%	10/15/2013
Pru Funding, LLC	9/27/2013	10,000	-	0.27%	10/31/2013
Pru Funding, LLC	9/30/2013	50,000	-	0.28%	11/14/2013
Pru Funding, LLC	9/30/2013	74,060	-	0.29%	12/30/2013

Total Loans Payable to Affiliates		$1,829,415	$1,783,000

The total interest expense to the Company related to loans payable to affiliates was $10 million and $12 million for the three months ended September 30, 2013 and 2012, respectively, and $30 million and $32 million for the nine months ended September 30, 2013 and 2012, respectively.

Contributed Capital and Dividends

In July of 2013 the Company paid a dividend in the amount of $155 million to Prudential Insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2013, compared with December 31, 2012, and its consolidated results of operations for the three and nine months ended September 30, 2013 and 2012. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

On September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 18, 2013, Prudential Financial confirmed that it would not seek to rescind the final determination of the Council. As a Covered Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. Prudential Financial must also seek pre-approval from the Federal Reserve for the acquisition of certain companies engaged in financial activities. See “Business—Regulation” and “Risk Factors” included in our 2012 Annual Report on Form 10-K for more information regarding the potential impact of the Dodd-Frank Act on the Company, including as a result of these stricter prudential standards.

On July 18, 2013, the Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, identified Prudential Financial as a global systemically important insurer (“G-SII”). U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including enhanced group-wide supervision, enhanced capital standards (including backstop capital and higher loss absorption capacity requirements), and development of a risk management plan (expected to be completed within 12 months of G-SII designation) and recovery and resolution plans (“RRP plans”; expected to be developed and agreed by the end of 2014). Higher loss absorption capacity requirements are expected to begin to be implemented in 2019.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. In October 2013 several of Prudential Financial’s domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of Prudential Financial’s risk profile.

ComFrame also requires each IAIG to conduct its own risk and solvency assessment (“ORSA”) to monitor and manage its overall solvency. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment model act which, following enactment at the state level, will require a large insurer beginning in 2015 to at least annually assess the adequacy of its and its group’s risk management and current and future solvency position.

At this time we cannot predict the final outcome of the above regulatory developments, including what additional capital requirements, compliance and regulatory costs, or other burdens may be imposed on the Company.

In addition, the NAIC, the New York State Department of Financial Services and other regulators have increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

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

We offer variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits. The benefit features contractually guarantee the contractholder a return of no less than (1) total deposits made to the contract less any partial withdrawals (“return of net deposits”), (2) total deposits made to the contract less any partial withdrawals plus a minimum return (“minimum return”), and/or (3) the highest contract value on a specified date minus any withdrawals (“contract value”). We currently offer guarantees that are payable in the event of death, and withdrawal and income living benefits payable during specified periods. The majority of our current optional living benefits guarantees include, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determination of periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. The majority of our current optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits and benefits payable at specified dates during the accumulation period. Late in the first quarter of 2013, we launched Prudential Defined Income Variable Annuity, or PDI, to complement the variable annuity products we offer with the highest daily benefit. PDI also provides for guaranteed lifetime withdrawal payments, but restricts contractholder asset allocation to a single bond sub-account within the separate accounts.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of subsequent contractholder deposits and an asset transfer feature. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder and investments that are expected to be more stable (e.g., a separate account bond fund sub-account portfolio or a fixed-rate account in the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of September 30, 2013, approximately $76 billion or 89% of total variable annuity account values contain a living benefit feature, compared to approximately $64.7 billion or 89% as of December 31, 2012. As of September 30, 2013, approximately $71.6 billion or 94% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $60.3 billion or 93% as of December 31, 2012.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 62% of our net individual life insurance in force at September 30, 2013, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

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

Variable Life Insurance

The Company offers a number of individual variable life insurance products which represent 24% of our net individual life insurance in force at September 30, 2013. Variable products provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account and /or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates we determine that vary periodically based on our portfolio rate, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. Each product provides for the deduction of charges and expenses from the customer’s contract fund. The Company also offers a variable product that has the same basic features as our variable universal life product but also allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. In a portion of the affluent market, we offer a private placement variable universal life product, which also utilizes investment options consisting of equity and fixed income funds. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance.

A significant portion of the Company’s insurance profits are associated with our large in force block of variable policies. Profit patterns on these policies are not level and as the policies age, insureds generally begin paying reduced policy charges. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line. Asset management fees and mortality and expense fees are a key component of variable life product profitability and vary based on the average daily net asset value. Due to policyholder options under some of the variable life contracts, lapses driven by periods of unfavorable equity market performance may occur on a lag with the market risk during this period being borne by the Company.

Universal Life Insurance

The Company offers universal life insurance products which represent 14% of our net individual life insurance in force at September 30, 2013. Universal life insurance products may feature a fixed crediting rate that we determine and that may vary periodically based on portfolio returns, subject to certain minimums, flexible premiums and a choice of guarantees against lapse. They may feature an equity index crediting rate subject to certain minimum and maximum rates. Universal life policies provide for the deduction of charges and expenses from the policyholders’ contract fund.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

—	Deferred policy acquisition (“DAC”) and other costs; including deferred sales inducements and value of business acquired;
—	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;
—	Policyholder liabilities;
—	Taxes on income; and
—	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

We amortize DAC and other costs over the expected lives of the respective contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. Variability in the level of amortization expense has historically been driven by our variable annuities and variable life insurance contracts, for which costs are amortized in proportion to total gross profits. In calculating gross profits for these contracts, we consider mortality, persistency, and other elements as well as rates of return on investments and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. We estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts.

We regularly evaluate and adjust the balances for DAC and other costs for the impact of actual gross profits and changes in our assumptions regarding estimated future gross profits on amortization rates. Additionally, in the third quarter of each year, we perform an annual comprehensive review and update of the assumptions used in evaluating these balances. For the review performed during the third quarter of 2013, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.9% near-term mean reversion equity rate of return as of September 30, 2013. The use of a mean reversion approach is a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return.

The weighted average rate of return assumptions for these businesses consider many factors specific to each business, including asset durations, asset allocations and other factors. We update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach, which assumes a convergence to the long-term equity expected rates of return. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits. The new required rate of amortization is also applied prospectively to future gross profits in calculating amortization in future periods. For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2012, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

September 30, 2013 versus December 31, 2012

Total assets increased $20,784 million, from $102,222 million at December 31, 2012 to $123,006 million at September 30, 2013.

Separate account assets increased $13,259 million, from $80,887 million at December 31, 2012 to $94,146 million at September 30, 2013, primarily driven by positive net flows from variable annuity new business sales and market appreciation.

Reinsurance recoverables increased $6,583 million from $7,032 million at December 31, 2012 to $13,615 million at September 30, 2013. The increase was primarily driven by liabilities ceded arising from coinsurance of the Hartford Life GUL business, the impact of the amendment to the coinsurance agreement with PAR U in the third quarter of 2013, and the impact of term and universal life business growth which increased ceded reserves and ceded policyholders’ account balances. Partially offsetting this is a decrease related to the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits accounted for as embedded derivatives, primarily resulting from a decrease in the present value of future expected benefit payments driven by higher interest rates and changes in equity markets. See Note 8 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

Deferred policy acquisition and deferred sales inducement costs increased $1,363 million from $4,467 million at December 31, 2012 to $5,830 million at September 30, 2013. The increase is primarily driven by the capitalization of commissions related to variable annuity new business sales and write-ups primarily associated with the impact of the mark-to-market of the reinsured liability for living benefits and related hedge positions.

Partially offsetting these increases was a decrease in cash and cash equivalents of $300 million from $412 million at December 31, 2012 to $112 million at September 30, 2013. The decrease was primarily driven by a dividend of $155 million to Prudential Insurance and investment of cash accumulated at the end of 2012 due to a surge in Universal Life sales.

Total investments decreased $225 million from $9,092 million at December 31, 2012 to $8,867 million at September 30, 2013. The decrease in total investments included the sale of invested assets related to transfers to separate accounts and the transfer of assets to PAR U in the first and third quarter as part of amendments to the coinsurance agreement, partially offset by continued universal life and term business growth.

Total liabilities increased $19,906 million, from $98,706 million at December 31, 2012 to $118,612 million at September 30, 2013.

Separate account liabilities increased $13,258 million, offsetting the increase in separate account assets described above.

Policyholder account balances increased $5,469 million, from $8,557 million at December 31, 2012 to $14,026 million at September 30, 2013, primarily driven by liabilities assumed related to coinsurance of the Hartford Life GUL business and continued universal life business growth.

Future policy benefits and other policyholder liabilities increased $917 million, from $6,697 million at December 31, 2012 to $7,614 million at September 30, 2013, primarily driven by liabilities assumed related to coinsurance of the Hartford Life GUL business and an increase in reserves supporting term and universal life business arising from business growth partially offset by a decrease in the mark-to-market of the liability for living benefit embedded derivatives, as described above.

Partially offsetting these increases was a decrease in other liabilities of $168 million, from $727 million at December 31, 2012 to $559 million at September 30, 2013, primarily driven by the decrease of a deferred gain liability related to the coinsurance transaction with PAR U and repayment of affiliate borrowings.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Operating results:
Revenues:
Annuity Products	$341,704	$293,749
Life Products and Other	339,382	246,936

	$681,086	$540,685

Benefits and expenses:
Annuity Products	$(253,627)	$(36,247)
Life Products and Other	75,614	218,065

	$(178,013)	$181,818

Income (loss) from Operations before Income Taxes
Annuity Products	$595,331	$329,996
Life Products and Other	263,768	28,871

	$859,099	$358,867

Annuity Products

Income (Loss) from Operations before Income Taxes

2013 to 2012 Three Month Comparison. Income from operations before income taxes increased $265 million from $330 million in the third quarter of 2012 to $595 million in the third quarter of 2013. Results for both periods include the impact on the amortization of DAC and DSI, and on reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

Excluding these items, income (loss) from operations before income taxes increased $13 million, primarily driven by higher fee income, net of distribution costs, related to higher average variable annuity account values invested in separate accounts due to market appreciation and positive net flows from new business sales.

The following table reflects the impact on the amortization of DAC/DSI and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Three months ended September 30,

	2013	2012
	(1)
	(in millions)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$469	$390
Impacts of changes in the estimated profitability of the business	138	(35)

Total	$607	$355

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC/DSI and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, and the change in the valuation of the liability due to annual review and update of assumptions. The favorable variance was primarily driven by a larger benefit in the current period driven by assumption updates compared to the prior year period, partially offset by a smaller benefit related to NPR losses in the current year period compared to the prior year period prior to assumption updates.

The impacts of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC/DSI. These adjustments resulted in a net benefit of $138 million and a net charge of $35 million in the third quarter of 2013 and 2012, respectively. The net benefit in the third quarter of 2013 primarily reflects the annual review and update of assumptions, driven by reductions to our lapse and GMIB utilization rate assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. The remaining net benefit also reflected the impact of positive market performance on customer accounts relative to our assumptions. The net charge in the third quarter of 2012 primarily reflected the annual review and update of assumptions performed in that period, driven by reductions to our long-term interest and equity rate of return assumptions, as well as updates to actuarial assumptions and other refinements. This net charge was partially offset by the impact of positive market performance on customer accounts relative to our assumptions. For weighted average rate of return assumptions as of September 30, 2013 see “-Application of Critical Accounting Estimates” above.

Revenues, Benefits and Expenses

2013 to 2012 Three Month Comparison. Revenues increased $48 million. This increase was primarily driven by an increase of $92 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances driven by higher average separate account asset balances due to positive net flows from market appreciation and new business sales partially offset by $45 million increase in realized investment losses primarily due to an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features and related hedges.

Benefits and expenses decreased $218 million. This decrease was primarily driven by a favorable variance of $160 million in policyholders’ benefits, including changes in reserves, due to adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the decrease was a decrease of $28 million in interest credited to policyholders’ account balances, which includes DSI amortization, and a $19 million decrease in DAC amortization. Lower DAC and DSI amortization is related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2013 to 2012 Three Month Comparison. Income from operations before income taxes increased $235 million including a $28 million increase related to changes in our estimated profitability of the business resulting from our annual review and update of assumptions, which resulted in a $20 million net benefit in the current quarter compared to an $8 million net charge in the year ago quarter. The $20 million net benefit in the current quarter primarily reflects a favorable mortality assumption update while the $8 million net charge in the year ago quarter primarily reflected reductions to the long-term interest rate and equity return assumptions. Excluding the effect of the annual review and update of assumptions, income from operations before income taxes increased $207 million driven by a net $178 million increase in realized investment gains resulting from amendments to reinsurance agreements with affiliates and the impact of the 2012 coinsurance agreement between PLNJ and PAR U, universal life product business growth, and mark-to-market gains on derivatives that are part of the Company’s capital protection framework in the current quarter compared to losses in the prior year quarter.

See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Revenues, Benefits and Expenses

2013 to 2012 Three Month Comparison. Revenues increased $92 million. Excluding the impact of our annual review and update of assumptions, as discussed above, revenues increased $199 million driven by a $194 million increase in realized investment gains. Amendments to reinsurance agreements in the current quarter contributed $192 million to the increase including $194 million on a portion of an embedded derivative recaptured from an amendment to the reinsurance agreement of no-lapse guarantees with UPARC and $10 million of realized gains related to asset transfers from the Company to PAR U as part of the amendment to the 2011 coinsurance agreement, partially offset by a net $12 million derivative loss related to settlement of both amendments. $12 million related to mark-to-market gains on derivatives that are part of the Company’s capital protection framework in the current quarter compared to losses in the prior year quarter also contributed to the increase in realized investment gains. The increase in realized investment gains was partially offset by $14 million of realized gains related to asset transfers from PLNJ to PAR U in the third quarter of 2012, net of a derivative loss related settlement of the initial premium payable to PAR U, as part of the 2012 coinsurance agreement. The increase in revenues also includes the impact of universal life product business growth, partially offset by continued variable life inforce run-off.

Benefits and expenses decreased $142 million. Excluding the impact of our annual review and update of assumptions, as discussed above, benefits and expenses decreased $7 million primarily reflecting lower general and administrative expenses, net of capitalization.

See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Results of Operations

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating results:
Revenues:
Annuity Products	$1,234,824	$1,001,725
Life Products and Other	792,909	598,237

	$2,027,733	$1,599,962

Benefits and expenses:
Annuity Products	$(143,731)	$595,089
Life Products and Other	431,063	500,089

	$287,332	$1,095,178

Income (loss) from Operations before Income Taxes
Annuity Products	$1,378,555	$406,636
Life Products and Other	361,846	98,148

	$1,740,401	$504,784

Annuity Products

Income (Loss) from Operations before Income Taxes

2013 to 2012 Nine Month Comparison. Income from operations before income taxes increased $972 million from $407 million for the first nine months of 2012 to $1,379 million in the first nine months of 2013. Results for both periods include the impact on the amortization of DAC and DSI, and on reserves for the GMDB and GMIB features, of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and of changes in the estimated profitability of the business, as discussed in more detail below.

Excluding these items, income (loss) from operations before income taxes increased $120 million, primarily driven by higher fee income, net of distribution costs, related to higher average variable annuity account values invested in separate accounts due to market appreciation and positive net flows from new business sales.

The following table reflects the impact on the amortization of DAC/DSI and on the GMDB/GMIB reserves of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions, and of changes in the estimated profitability of the business.

	Nine Months Ended September 30,

	2013	2012
	(1)
	(in millions)
Impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions	$974	$307
Impacts of changes in the estimated profitability of the business	176	(9)

Total	$1,150	$298

(1)	Amounts reflect (charges) or benefits for (increases) or decreases, respectively, in the amortization of DAC/DSI and for GMDB/GMIB reserve (increases) or decreases, respectively.

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

The impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions primarily relates to changes in the valuation of the reinsured living benefit liabilities related to NPR which we and the reinsurance affiliate believe to be non-economic, and choose not to hedge, and the change in the valuation of the liability due to annual review and update of assumptions. The favorable variance was primarily driven by a larger benefit in the current period due to larger NPR losses and assumption updates compared to the prior year period.

The impact of changes in the estimated profitability of the business include adjustments to the reserves for the GMDB and GMIB features of our variable annuity products and to the amortization of DAC/DSI. These adjustments resulted in a net benefit of $176 million and a net charge of $9 million in the first nine months of 2013 and 2012, respectively. The net benefit in the first nine months of 2013 primarily reflects the annual review and update of assumptions, driven by reductions to our lapse and GMIB utilization rate assumptions to reflect our review of emerging experience, future expectations and other data, and other refinements. The remaining net benefit also reflected the impact of positive market performance on customer accounts relative to our assumptions. The net charge in the first nine months of 2012 primarily reflected the annual review and update of assumptions performed in that period, driven by reductions to our long-term interest and equity rate of return assumptions, as well as updates to actuarial assumptions and other refinements. This net charge was partially offset by the impact of positive market performance on customer accounts relative to our assumptions. For weighted average rate of return assumptions as of September 30, 2013 see “—Application of Critical Accounting Estimates” above.

Revenues, Benefits and Expenses

2013 to 2012 Nine Month Comparison. Revenues increased $233 million. This increase was primarily driven by an increase of $297 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges assessed on policyholders’ fund balances driven by higher average separate account asset balances due to market appreciation and positive net flows from new business sales. Partially offset by a $90 million increase in realized investment losses due to an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features and related hedges.

Benefits and expenses decreased $739 million. This decrease was primarily driven by a favorable variance of $440 million in DAC amortization and $150 million in interest credited to policyholders’ account balances, which includes DSI amortization. Lower DAC and DSI amortization is related to the impact of the mark-to-market of the liability for living benefit embedded derivatives and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the decrease was a decrease of $153 million in policyholders’ benefits, including changes in reserves, due to adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above.

Life Products and Other

Income from Operations before Income Taxes

2013 to 2012 Nine Month Comparison. Income from operations before income taxes increased $264 million including a $28 million increase related to changes in our estimated profitability of the business resulting from our annual review and update of assumptions, which resulted in a $20 million net benefit in the current year compared to an $8 million net charge in the prior year. The $20 million net benefit in the current year primarily reflects a favorable mortality assumption update while the $8 million net charge in the prior year primarily reflected reductions to the long-term interest rate and equity return assumptions. Excluding the effect of the annual review and update of assumptions, income from operations before income taxes increased $236 million driven by a net $211 million increase resulting from amendments to reinsurance agreements with affiliates and the impact of the 2012 coinsurance agreement between PLNJ and PAR U, universal life product business growth, and $23 million of realized investment gains on asset transfers to affiliates. These increases were partially offset by higher general and administrative expenses, net of capitalization, and continued variable life inforce run-off.

See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Revenues, Benefits and Expenses

2013 to 2012 Nine Month Comparison. Revenues increased $195 million. Excluding the impact of our annual review and update of assumptions, as discussed above, revenues increased $302 million driven by a net $211 million increase resulting from amendments to reinsurance agreements with affiliates and the impact of the 2012 coinsurance agreement between PLNJ and PAR U. The $211 million increase includes $192 million increase in realized investment gains related to amendments to reinsurance agreements in the current quarter including $194 million on a portion of an embedded derivative recaptured from an amendment to the reinsurance agreement of no-lapse guarantees with UPARC and $10 million of realized gains related to asset transfers from the Company to PAR U as part of an amendment to the 2011 coinsurance agreement, partially offset by a net $12 million derivative loss related to settlement of both amendments. Amendments to reinsurance agreements in the first quarter of 2013 increased revenues $33 million including a realized investment gain of $57 million on a portion of an embedded derivative recaptured from an amendment to the reinsurance agreement of no-lapse guarantees with UPARC, partially offset by a $24 million loss from an amendment to the 2011 coinsurance agreement with PAR U. These increases were partially offset by $14 million of realized gains in the third quarter of 2012 related to asset transfers from PLNJ to PAR U, net of a derivative loss related settlement of the initial premium payable to PAR U, as part of the 2012 coinsurance agreement. The increase in revenues also includes the impact of universal life product business growth and $23 million of realized investment gains on asset transfers to affiliates, partially offset by continued variable life inforce run-off.

Benefits and expenses decreased $69 million. Excluding the impact of our annual review and update of assumptions, as discussed above, benefits and expenses increased $66 million including the impact of universal life business growth which drove growth in interest credited due to higher policyholder account balances and higher amortization of deferred policy acquisition costs, higher general and administrative expenses, net of capitalization, reflecting higher distribution costs as a result of increased sales as well as higher compensation expenses, and an increase in death benefits paid.

See Note 8 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

Income Taxes

The income tax provision amounted to an expense of $281 million and $43 million for the three months ended September 30, 2013 and 2012, respectively. The income tax provision amounted to an expense of $504 million and $81 million for the nine months ended September 30, 2013 and 2012, respectively. The increases in income tax expense were primarily driven by the increases in pre-tax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The statute of limitations for the 2004 through 2006 tax years will expire in March 2014, unless extended. The statute of limitations for the 2007 through 2009 tax years will expire in December 2014, unless extended. Tax years 2010 through 2012 are still open for IRS examination.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results for 2012, or for the nine months ended September 30, 2013.

For tax years 2007 through 2013, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

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

Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including reasonably foreseeable stress scenarios. We have a capital management framework in place that facilitates the allocation of capital and approval of capital uses, and we forecast capital sources and uses on a quarterly basis. We also employ a “Capital Protection Framework” to ensure the availability of capital resources in order to maintain adequate capitalization and competitive risk-based capital ratios under various stress scenarios.

In July 2013, the Company paid a dividend in the amount of $155 million to Prudential Insurance.

Capital

The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is determined by statutory guidelines and formulas that consider among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC is calculated based on statutory financial statements and risk formulas consistent with NAIC practices. The RBC ratio calculations are intended to assist insurance regulators in measuring the insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of September 30, 2013 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

We employ a “Capital Protection Framework” to ensure that sufficient capital resources are available to maintain adequate capitalization and a competitive risk based capital ratio, under various stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

Captive Reinsurance Companies

Prudential Financial uses captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with our “AA” financial strength rating targets. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, the captives are subject to internal policies governing their activities. Prudential Financial provides support to these captives through net worth maintenance agreements and in the normal course of business will contribute capital to the captives to support business growth and other needs. In addition, in connection with financing arrangements, Prudential Financial guarantees certain of the captives’ obligations.

Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. Prudential Financial uses captive reinsurance companies to implement reinsurance and capital management actions to satisfy these reserve requirements by financing the non-economic reserves through the issuance of surplus notes by the captives, which are treated as capital for statutory purposes.

Prudential Financial manages certain risks associated with living benefit guarantees on certain variable annuity and retirement products through a domestic captive reinsurance company, Pruco Re. This enables Prudential Financial to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. The company reinsures variable annuity living benefit guarantees to Pruco Re. Since Pruco Re is domiciled and subject to regulation in the State of Arizona, the Company is able to claim statutory reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by PLNJ, Pruco Re must collateralize its obligations under the reinsurance arrangement in order for PLNJ to claim a reinsurance reserve credit for its business ceded. This requirement is satisfied by Pruco Re depositing assets into statutory reserve credit trusts. We believe Pruco Re currently maintains an adequate level of capital and has access to liquidity to support this hedging program. However, Pruco Re’s capital and liquidity needs can vary significantly due to, among other things, changes in equity markets, interest rates, mortality and policyholder behavior. Through its Capital Protection Framework, Prudential Financial maintains access to on-balance sheet and contingent sources of capital and liquidity that are available to meet these needs as they arise.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2013 and December 31, 2012, the Company had liquid assets of $6,239 million and $6,676 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $199 million and $524 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, $5,616 million, or 93%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $403 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

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

As we continue to underwrite term and universal life insurance business, including through the recently-acquired Hartford Life Business, we expect to have additional borrowing needs to finance non-economic reserves required under Regulation XXX and Guideline AXXX. We believe we have sufficient financing resources in place to meet our financing needs under Regulation XXX into 2014, and under Guideline AXXX through 2013. Based on an increased level of guaranteed universal life in force, we are pursuing a solution to address Guideline AXXX financing needs through 2014.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2013. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor contained in our 2012 Form 10-K titled “The Dodd-Frank Wall Street Reform and Consumer Protection Act has and will subject the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition” is hereby updated to note that on September 19, 2013, the Financial Stability Oversight Council (the “Council”) made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the Board of Governors of the Federal Reserve System (as a “Covered Company”) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act. On October 18, 2013, Prudential Financial confirmed that it would not seek to rescind the final determination of the Council. As a Covered Company under the Dodd-Frank Act, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements (some of which are subject to future rulemaking) regarding risk-based capital and leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation, and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects as appropriate. Prudential Financial must also seek pre-approval from the Federal Reserve for the acquisition of certain companies engaged in financial activities.

The risk factor titled “Our business is heavily regulated and changes in regulation may reduce our profitability” is hereby updated to note that in October 2013, the International Association of Insurance Supervisors (the “IAIS”) announced that it expects to develop a risk-based global insurance capital standard by 2016, with full implementation scheduled to begin in 2019. In addition, the IAIS seeks to promote the financial stability of IAIGs by endorsing: uniform standards for insurer corporate governance and enterprise risk management; group-wide supervision of IAIGs; a framework for group capital adequacy assessment that accounts for group-wide risks; additional regulatory and disclosure requirements for insurance groups; and the establishment of ongoing supervisory colleges. The IAIS is developing a model framework (“ComFrame”) for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. ComFrame requires each IAIG to conduct its own risk and solvency assessment (“ORSA”) to monitor and manage its overall solvency. Also, the National Association of Insurance Commissioners (“NAIC”) has recently adopted the NAIC Risk Management and Own Risk Solvency Assessment model act which, following enactment at the state level, will require a large insurer beginning in 2015 to at least annually assess the adequacy of its and its group’s risk management and current and future solvency position. In October 2013, several of Prudential Financial’s domestic and foreign insurance regulators convened a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile.

In addition, the NAIC, the New York State Department of Financial Services and other regulators recently increased their focus on life insurers’ use of captive reinsurance companies. We cannot predict what, if any, changes may result from these reviews. If applicable insurance laws are changed in a way that impairs the use of captive reinsurance companies, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations.

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

Date: November 13, 2013