Form 10-Q
period 2014-03-31
PRUCO LIFE INSURANCE CO
filed 2014-05-14
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement, with regard to variable annuity or other product guarantees; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, longevity, morbidity, persistency, surrender experience, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2013 for discussion of certain risks relating to our business and investment in our securities.

Part I—Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

As of March 31, 2014 and December 31, 2013 (in thousands, except share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014 – $5,712,169; 2013 – $5,538,933)	$5,933,572	$5,651,401
Equity securities, available-for-sale, at fair value (cost: 2014 – $10,567; 2013 – $567)	11,136	771
Trading account assets, at fair value	28,599	18,892
Policy loans	1,097,408	1,086,772
Short-term investments	56,959	16,002
Commercial mortgage and other loans	1,536,081	1,532,165
Other long-term investments	237,274	226,704

Total investments	8,901,029	8,532,707
Cash and cash equivalents	368,295	307,243
Deferred policy acquisition costs	5,076,039	5,034,299
Accrued investment income	87,901	89,465
Reinsurance recoverables	15,190,607	13,657,859
Receivables from parents and affiliates	271,951	262,362
Deferred sales inducements	964,015	989,889
Other assets	41,826	45,983
Separate account assets	102,760,242	100,402,349

TOTAL ASSETS	$133,661,905	$129,322,156

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$14,482,305	$14,303,330
Future policy benefits and other policyholder liabilities	8,746,033	6,916,669
Cash collateral for loaned securities	98,610	84,867
Income taxes	218,110	186,015
Short-term debt to affiliates	272,000	274,900
Long-term debt to affiliates	1,592,000	1,592,000
Payables to parent and affiliates	100,703	191,065
Other liabilities	647,166	964,740
Separate account liabilities	102,760,242	100,402,349

TOTAL LIABILITIES	128,917,169	124,915,935

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	804,367	804,237
Retained earnings	3,822,008	3,542,838
Accumulated other comprehensive income	115,861	56,646

TOTAL EQUITY	4,744,736	4,406,221

TOTAL LIABILITIES AND EQUITY	$133,661,905	$129,322,156

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2014 and 2013 (in thousands)

	Three Months Ended March 31,
	2014	2013
REVENUES
Premiums	$15,245	$13,206
Policy charges and fee income	513,625	463,425
Net investment income	98,477	102,508
Asset administration fees	89,424	82,363
Other income	13,407	(17,883)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(4,853)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	3,456
Other realized investment gains (losses), net	85,531	48,111

Total realized investment gains (losses), net	85,531	46,714

TOTAL REVENUES	815,709	690,333

BENEFITS AND EXPENSES
Policyholders’ benefits	85,035	62,406
Interest credited to policyholders’ account balances	79,803	26,968
Amortization of deferred policy acquisition costs	62,236	(79,842)
General, administrative and other expenses	242,061	225,912

TOTAL BENEFITS AND EXPENSES	469,135	235,444

INCOME FROM OPERATIONS BEFORE INCOME TAXES	346,574	454,889

Income tax expense	67,404	107,834

NET INCOME	$279,170	$347,055

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(2)	(207)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	92,374	(4,963)
Reclassification adjustment for (gains) losses included in net income	(1,272)	(31,058)

Net unrealized investment gains (losses)	91,102	(36,021)

Other comprehensive income (loss), before tax	91,100	(36,228)

Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(1)	(73)
Net unrealized investment gains (losses)	31,886	(12,606)

Total	31,885	(12,679)
Other comprehensive income (loss), net of tax:	59,215	(23,549)

COMPREHENSIVE INCOME (LOSS)	$338,385	$323,506

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Equity

Three Months Ended March 31, 2014 and 2013 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2013	$2,500	$804,237	$3,542,838	$56,646	$4,406,221
Contributed(distributed) capital-parent/children asset transfers	-	130	-	-	130
Comprehensive income (loss):
Net income (loss)	-	-	279,170	-	279,170
Other comprehensive income (loss), net of tax	-	-	-	59,215	59,215

Total comprehensive income (loss)					338,385

Balance, March 31, 2014	$2,500	$804,367	$3,822,008	$115,861	$4,744,736

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2012	$2,500	$818,303	$2,427,628	$267,461	$3,515,892
Contributed(distributed) capital-parent/children asset transfers	-	(14,145)	-	-	(14,145)
Comprehensive income (loss):
Net income (loss)	-	-	347,055	-	347,055
Other comprehensive income (loss), net of tax	-	-	-	(23,549)	(23,549)

Total comprehensive income (loss)					323,506

Balance, March 31, 2013	$2,500	$804,158	$2,774,683	$243,912	$3,825,253

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013 (in thousands)

	2014	2013
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income	$279,170	$347,055
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(28,553)	(43,017)
Interest credited to policyholders’ account balances	79,803	26,968
Realized investment gains, net	(85,531)	(46,714)
Amortization and other non-cash items	(16,334)	(13,840)
Change in:
Future policy benefits and other insurance liabilities	354,670	286,665
Reinsurance recoverables	(344,806)	(261,646)
Accrued investment income	1,564	(2,190)
Receivables from parent and affiliates	(12,877)	6,446
Payables to parent and affiliates	(1,985)	(493)
Deferred policy acquisition costs	(77,840)	(386,193)
Income taxes payable	209	74,857
Deferred sales inducements	(2,696)	(6,608)
Other, net	(10,971)	(55,804)

Cash flows from (used in) operating activities	$133,823	$(74,514)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available for sale	$227,505	$201,653
Short-term investments	48,826	185,190
Policy loans	27,395	31,665
Ceded policy loans	(1,394)	(2,287)
Commercial mortgage and other loans	10,051	29,810
Other long-term investments	859	1,488
Equity securities, available for sale	-	2,339
Trading account assets, at fair value	-	426
Payments for the purchase/origination of:
Fixed maturities, available for sale	(371,235)	(734,271)
Short-term investments	(89,268)	(131,432)
Policy loans	(27,810)	(22,143)
Ceded policy loans	2,360	2,455
Commercial mortgage and other loans	(19,252)	(60,176)
Other long-term investments	(20,632)	(9,902)
Equity securities, available for sale	(10,010)	(10,003)
Trading account assets, at fair value	(8,800)	-
Notes receivable from parent and affiliates, net	17,191	18,873
Other, net	2,177	2,246

Cash flows used in investing activities	$(212,037)	$(494,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$650,604	$1,076,641
Ceded policyholders’ account deposits	(137,617)	(88,439)
Policyholders’ account withdrawals	(421,129)	(735,450)
Ceded policyholders’ account withdrawals	7,920	12,773
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	13,744	17,186
Contributed (Distributed) capital - parent/child asset transfers	130	(3,524)
Net change in short-term borrowing	(2,900)	-
Drafts outstanding	28,514	23,770

Cash flows from financing activities	$139,266	$302,957

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,052	(265,626)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	307,243	412,109

CASH AND CASH EQUIVALENTS, END OF PERIOD	$368,295	$146,483

See Notes to Unaudited Interim Consolidated Financial Statements

Significant Non Cash Transactions

Cash Flows from Investing Activities for the three months ended March 31, 2013 excludes $56 million of increases in fixed maturities, available for sale and $132 million of decreases in fixed maturities, available for sale related to the amendments of the reinsurance agreements between the Company and Universal Prudential Arizona Reinsurance Company, or “UPARC”, an affiliate, and the Company, and Prudential Arizona Reinsurance Universal Company, or “PAR U”, an affiliate (See Note 7).

Cash Flows from Investing Activities for the three months ended March 31, 2013 excludes $4,951 million of increases in fixed maturities, available for sale, commercial mortgages, short-term investments, and trading account assets related to the coinsurance of Guaranteed Universal Life (“GUL”) business assumed from its parent company, Prudential Insurance, in connection with the acquisition of the Hartford Life Business.

Cash Flows from Investing Activities for the three months ended March 31, 2013 excludes $4,952 million of decreases in fixed maturities, available for sale, commercial mortgages, short-term investments, and trading account assets related to the subsequent retrocession of this GUL business assumed from Prudential Insurance to PAR U, an affiliate (See Note 7).

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company, or the “Company”, is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” which in turn is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” Pruco Life Insurance Company was organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities, primarily through affiliated and unaffiliated distributors, in the District of Columbia, Guam, and in all States except New York.

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

Acquisition of The Hartford’s Individual Life Insurance Business

On January 2, 2013, Prudential Insurance acquired the individual life insurance business of The Hartford Financial Services Group, Inc. (“The Hartford”) through a reinsurance transaction. Under the agreement, Prudential Insurance paid The Hartford cash consideration of $615 million, primarily in the form of a ceding commission to provide reinsurance for approximately 700,000 life insurance policies with net retained face amount in force of approximately $141 billion. This acquisition increased the Company’s scale in the U.S. individual life insurance market, particularly universal life products, and provides complimentary distribution opportunities through expanded wirehouse and bank distribution channels.

In connection with this transaction, Prudential Insurance retroceded to the Company the portion of the assumed business that is classified as guaranteed universal life insurance (“GUL”), with account values of approximately $4 billion as of January 2, 2013. The Company has reinsured more than 79,000 GUL policies with a net retained face amount in force of approximately $30 billion. The Company then retroceded all of the GUL policies to an affiliated captive reinsurance company. Collectively, these transactions do not have a material impact on equity, as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), or the statutory capital and surplus of the Company.

Basis of Presentation

The Unaudited Interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

This section supplements, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance is effective for the first interim or annual reporting period beginning after December 15, 2012 and should be applied prospectively. The disclosures required by this guidance are included in Note 3.

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

Future Adoption of New Accounting Pronouncements

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

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$89,351	$6,637	$965	$95,023	$-
Obligations of U.S. states and their political subdivisions	107,426	3,753	2,425	108,754	-
Foreign government bonds	20,313	3,640	-	23,953	-
Public utilities	825,016	47,517	13,755	858,778	-
Redeemable preferred stock	819	149	-	968	-
All other corporate securities	3,700,413	190,682	43,783	3,847,312	(243)
Asset-backed securities (1)	231,050	8,177	1,141	238,086	(5,542)
Commercial mortgage-backed securities	586,651	19,602	6,341	599,912	-
Residential mortgage-backed securities (2)	151,130	10,649	993	160,786	(951)

Total fixed maturities, available-for-sale	$5,712,169	$290,806	$69,403	$5,933,572	$(6,736)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$132	$39	$-	$171
Industrial, miscellaneous & other	4	14	-	18
Mutual funds	10,091	333	1	10,423
Non-redeemable preferred stocks	340	184	-	524

Total equity securities, available-for-sale	$10,567	$570	$1	$11,136

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $12 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$89,497	$5,910	$1,882	$93,525	$-
Obligations of U.S. states and their political subdivisions	83,807	1,518	6,374	78,951	-
Foreign government bonds	20,357	3,640	-	23,997	-
Public utilities	796,747	32,303	29,281	799,769	-
Redeemable preferred stock	681	126	-	807	-
Corporate securities	3,661,419	168,717	89,343	3,740,793	(252)
Asset-backed securities (1)	216,081	8,687	2,677	222,091	(7,783)
Commercial mortgage-backed securities	510,255	20,316	8,563	522,008	-
Residential mortgage-backed securities (2)	160,089	10,870	1,499	169,460	(973)

Total fixed maturities, available-for-sale	$5,538,933	$252,087	$139,619	$5,651,401	$(9,008)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$131	$29	$-	$160
Industrial, miscellaneous & other	4	12	-	16
Mutual funds	91	3	3	91
Non-redeemable preferred stocks	341	163	-	504

Total equity securities, available-for-sale	$567	$207	$3	$771

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $14 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2014, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$361,920	$371,865
Due after one year through five years	1,177,464	1,284,703
Due after five years through ten years	1,328,041	1,362,992
Due after ten years	1,875,913	1,915,228
Asset-backed securities	231,050	238,086
Commercial mortgage-backed securities	586,651	599,912
Residential mortgage-backed securities	151,130	160,786

Total	$5,712,169	$5,933,572

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table depicts the sources of fixed maturity proceeds and related investment gains / (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$39,886	$45,186
Proceeds from maturities/repayments	182,019	174,324
Gross investment gains from sales, prepayments and maturities	1,679	33,388
Gross investment losses from sales and maturities	(407)	(1,731)

Equity securities, available-for-sale
Proceeds from sales	$-	$2,352
Gross investment gains from sales	-	854

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$-	$(1,397)
Writedowns for impairments on equity securities	-	(56)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, a portion of certain other-than-temporary impairment (“OTTI”) losses on fixed maturity securities are recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$14,660	$27,702
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(4,469)	(12,388)
Credit loss impairment recognized in the current period on securities not previously impaired	-	14
Additional credit loss impairments recognized in the current period on securities previously impaired	-	497
Increases due to the passage of time on previously recorded credit losses	101	222
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(120)	(332)

Balance, end of period	$10,172	$15,715

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$22,935	$25,798	$14,118	$16,162
Equity securities	1,388	2,801	1,388	2,730

Total trading account assets	$24,323	$28,599	$15,506	$18,892

The net change in unrealized gains / (losses) from trading account assets still held at period end, recorded within “Other income” was $0.9 million during both the three months ended March 31, 2014 and 2013.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2014		December 31, 2013

	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Retail	$464,499	30.2%	$467,059	30.5%
Apartments/Multi-Family	315,291	20.5	298,365	19.5
Industrial	265,267	17.3	272,239	17.7
Office	193,739	12.6	195,499	12.8
Other	102,280	6.7	102,294	6.6
Hospitality	89,592	5.8	90,085	5.9

Total commercial mortgage loans	1,430,668	93.1	1,425,541	93.0
Agricultural property loans	105,891	6.9	107,118	7.0

Total commercial and agricultural mortgage loans by property type	1,536,559	100.0%	1,532,659	100.0%

Valuation allowance	(8,888)		(8,904)

Total net commercial and agricultural mortgage loans by property type	1,527,671		1,523,755

Other Loans
Uncollateralized loans	8,410		8,410

Total other loans	8,410		8,410

Total commercial mortgage and other loans	$1,536,081		$1,532,165

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States and other countries with the largest concentrations in California (20%), New Jersey (11%), and Texas (10%) at March 31, 2014.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Allowance for losses, beginning of year	$8,904	$6,028
Addition to / (release of) allowance of losses	(16)	2,876

Allowance for losses, end of year (1)	$8,888	$8,904

(1)	Agricultural loans represent $0.3 million of the ending allowance at both March 31, 2014 and December 31, 2013.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2014	December 31, 2013

	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$3,068	$3,084
Ending balance: collectively evaluated for impairment (2)	5,820	5,820

Total ending balance	$8,888	$8,904

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$6,290	$6,392
Ending balance gross of reserves: collectively evaluated for impairment (2)	1,538,679	1,534,677

Total ending balance, gross of reserves	$1,544,969	$1,541,069

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at March 31, 2014 and December 31, 2013.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $106 million and $107 million at March 31, 2014 and December 31, 2013, respectively, and a related allowance of $0.3 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8 million at both March 31, 2014 and December 31, 2013 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of March 31, 2014 and December 31, 2013, had a recorded investment and unpaid principal balance of $6.3 million and $6.4 million, respectively, and related allowance of $3.1 million for both periods, primarily related to other property types. At both March 31, 2014 and December 31, 2013, the Company held no impaired agricultural or uncollateralized loans.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at March 31, 2014 and December 31, 2013. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth the credit quality indicators as of March 31, 2014, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - March 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
Loan-to-Value Ratio	(in thousands)
0%-59.99%	$879,398	$16,048	$9,288	$904,734
60%-69.99%	346,760	25,946	5,514	378,220
70%-79.99%	144,692	9,220	35,537	189,449
Greater than 80%	36,901	20,965	6,290	64,156

Total commercial and agricultural mortgage loans	$1,407,751	$72,179	$56,629	$1,536,559

The following table sets forth the credit quality indicators as of December 31, 2013, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - December 31, 2013
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
Loan-to-Value Ratio	(in thousands)
0%-59.99%	$894,897	$11,196	$9,323	$915,416
60%-69.99%	314,325	28,420	4,327	347,072
70%-79.99%	183,853	9,295	25,626	218,774
Greater than 80%	24,000	5,310	22,087	51,397

Total commercial and agricultural mortgage loans	$1,417,075	$54,221	$61,363	$1,532,659

As of both March 31, 2014 and December 31, 2013, $1.4 billion of commercial mortgage and other loans were in current status and $6.3 million and $6.4 million, respectively, were classified as past due, primarily related to other property types. As of March 31, 2014 and December 31, 2013, $6.3 million and $6.4 million of commercial mortgage and other loans, respectively, were in non-accrual status based upon the recorded investment gross of allowance for credit losses, primarily related to other property types. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion regarding nonaccrual status loans. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

For the three months ended March 31, 2014 and 2013, there were no commercial mortgage and other loans sold or acquired, other than those through direct origination.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both March 31, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three months ended March 31, 2014 and 2013, respectively, there were no new troubled debt restructurings related to commercial mortgage loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three months ended March 31, 2014 and 2013, was from the following sources:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Fixed maturities, available-for-sale	$65,735	$68,510
Trading account assets	196	133
Commercial mortgage and other loans	19,830	20,704
Policy loans	14,726	14,137
Short-term investments and cash equivalents	157	244
Other long-term investments	2,467	3,702

Gross investment income	103,111	107,430
Less: investment expenses	(4,634)	(4,922)

Net investment income	$98,477	$102,508

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2014 and 2013, were from the following sources:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Fixed maturities	$1,272	$30,260
Equity securities	-	798
Commercial mortgage and other loans	127	448
Joint ventures and limited partnerships	-	(51)
Derivatives	84,122	15,252
Other	10	7

Realized investment gains (losses), net	$85,531	$46,714

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2014 and 2013, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$403	$56,243	$56,646
Change in other comprehensive income before reclassifications	(2)	92,374	92,372
Amounts reclassified from AOCI	-	(1,272)	(1,272)
Income tax benefit (expense)	1	(31,886)	(31,885)

Balance, March 31, 2014	$402	$115,459	$115,861

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$258	$267,204	$267,461
Change in other comprehensive income before reclassifications	(207)	(4,963)	(5,171)
Amounts reclassified from AOCI	-	(31,058)	(31,058)
Income tax benefit (expense)	73	12,607	12,680

Balance, March 31, 2013	$123	$243,790	$243,913

(1)	Includes cash flow hedges of ($5) million as of both March 31, 2014 and December 31, 2013 and $6 million and $0 million as of March 31, 2013 and December 31, 2012, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2014
(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$182

Net unrealized investment gains (losses) on available-for-sale securities (4)	1,090

Total net unrealized investment gains (losses)	1,272

Total reclassifications for the period	$1,272

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from “Other comprehensive income (loss)” those items that are included as part of “Net income” for a period that had been part of “Other comprehensive income (loss)” in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$4,498	$(3,324)	$1,819	$(1,079)	$1,914
Net investment gains (losses) on investments arising during the period	539	-	-	(188)	351
Reclassification adjustment for (gains) losses included in net income	(88)	-	-	31	(57)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	862	-	(302)	560
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(516)	180	(336)

Balance, March 31, 2014	$4,949	$(2,462)	$1,303	$(1,358)	$2,432

(1)	Balances are net of reinsurance.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$123,153	$(43,030)	$3,293	$(29,087)	$54,329
Net investment gains (losses) on investments arising during the period	108,716	-	-	(38,050)	70,666
Reclassification adjustment for (gains) losses included in net income	(1,184)	-	-	414	(770)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(38,038)	-	13,313	(24,725)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	20,811	(7,284)	13,527

Balance, March 31, 2014	$230,685	$(81,068)	$24,104	$(60,694)	$113,027

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Balances are net of reinsurance.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$4,949	$4,498
Fixed maturity securities, available-for-sale - all other	216,454	107,970
Equity securities, available-for-sale	569	204
Derivatives designated as cash flow hedges (1)	(4,593)	(4,701)
Other investments	18,255	19,680

Net unrealized gains (losses) on investments	$235,634	$127,651

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,989	$965	$-	$-	$24,989	$965
Obligations of U.S. states and their political subdivisions	37,406	2,114	2,651	311	40,057	2,425
Foreign government bonds	-	-	-	-	-	-
Corporate securities	1,131,507	43,593	121,778	13,945	1,253,285	57,538
Asset-backed securities	71,152	376	10,424	765	81,576	1,141
Commercial mortgage-backed securities	91,441	4,078	30,792	2,263	122,233	6,341
Residential mortgage-backed securities	34,652	976	2,324	17	36,976	993

Total	$1,391,147	$52,102	$167,969	$17,301	$1,559,116	$69,403

Equity securities, available-for-sale	$36	$1	$-	$-	$36	$1

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,123	$1,882	$-	$-	$24,123	$1,882
Obligations of U.S. states and their political subdivisions	51,216	5,904	2,496	470	53,712	6,374
Foreign government bonds	-	-	-	-	-	-
Corporate securities	1,596,468	101,780	97,731	16,844	1,694,199	118,624
Asset-backed securities	93,021	1,418	11,782	1,259	104,803	2,677
Commercial mortgage-backed securities	116,371	6,706	19,605	1,857	135,976	8,563
Residential mortgage-backed securities	42,121	1,472	3,225	27	45,346	1,499

Total	$1,923,320	$119,162	$134,839	$20,457	$2,058,159	$139,619

Equity securities, available-for-sale	$44	$3	$-	$-	$44	$3

The gross unrealized losses on fixed maturity securities at March 31, 2014 and December 31, 2013, are composed of $67 million and $136 million related to high or highest quality securities based on The National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3 million and $4 million, related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At March 31, 2014, $4 million of the gross unrealized losses represented declines in value of greater than 20%, all of which had been in that position for less than six months, as compared to $5 million at December 31, 2013 that represented declines in value of greater than 20%, all of which had been in that position for less than six months. At March 31, 2014, the $17 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical and utility sectors of the Company’s corporate securities and in commercial mortgage-backed securities. At December 31, 2013, the $20 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, and basic industry sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At March 31, 2014, the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis.

At both March 31, 2014 and December 31, 2013, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2014 or December 31, 2013.

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

Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured over-the-counter derivative contracts, certain consolidated real estate funds for which the Company is the general partner, and embedded derivatives resulting from reinsurance or certain products with guaranteed benefits.

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities measured at fair value on a recurring basis, as of the dates indicated.

	As of March 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$95,023	$-	$-	$95,023
Obligations of U.S. states and their political subdivisions	-	108,754	-	-	108,754
Foreign government bonds	-	23,953	-	-	23,953
Corporate securities	-	4,683,827	23,231	-	4,707,058
Asset-backed securities	-	132,005	106,081	-	238,086
Commercial mortgage-backed securities	-	571,836	28,076	-	599,912
Residential mortgage-backed securities	-	160,786	-	-	160,786

Sub-total	-	5,776,184	157,388	-	5,933,572
Trading account assets:
Corporate securities	-	23,814	-	-	23,814
Asset-backed securities	-	1,983	-	-	1,983
Commercial mortgage-backed securities	-	-	-	-	-
Equity securities	-	-	2,802	-	2,802

Sub-total	-	25,797	2,802	-	28,599
Equity securities, available for sale	123	10,423	590	-	11,136
Short-term investments	3,978	52,963	18	-	56,959
Cash equivalents	64,746	143,078	-	-	207,824
Other long-term investments	-	123,084	1,247	(122,291)	2,040
Reinsurance recoverables	-	-	1,018,443	-	1,018,443
Receivables from parents and affiliates	-	168,099	5,124	-	173,223

Sub-total excluding separate account assets	68,847	6,299,628	1,185,612	(122,291)	7,431,796

Separate account assets (2)	959,698	101,521,906	278,638	-	102,760,242

Total assets	$1,028,545	$107,821,534	$1,464,250	$(122,291)	$110,192,038

Future policy benefits (4)	$-	$-	$1,014,755	$-	$1,014,755
Payables to parent and affiliates	-	170,645	-	(122,789)	47,856

Total liabilities	$-	$170,645	$1,014,755	$(122,789)	$1,062,611

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$93,525	$-	$-	$93,525
Obligations of U.S. states and their political subdivisions	-	78,951	-	-	78,951
Foreign government bonds	-	23,997	-	-	23,997
Corporate securities	-	4,523,076	18,293	-	4,541,369
Asset-backed securities	-	141,157	80,934	-	222,091
Commercial mortgage-backed securities	-	522,008	-	-	522,008
Residential mortgage-backed securities	-	169,460	-	-	169,460

Sub-total	-	5,552,174	99,227	-	5,651,401
Trading account assets:
Corporate securities	-	14,183	-	-	14,183
Asset-backed securities	-	1,978	-	-	1,978
Commercial mortgage-backed securities	-	-	-	-	-
Equity securities	-	-	2,731	-	2,731

Sub-total	-	16,161	2,731	-	18,892

Equity securities, available for sale	112	90	569	-	771
Short-term investments	9,216	6,768	18	-	16,002
Cash equivalents	5,962	199,825	-	-	205,787
Other long term investments	-	73,647	1,168	(73,219)	1,596
Reinsurance recoverables	-	-	11,400	-	11,400
Receivables from parents and affiliates	-	170,761	4,121	-	174,882

Sub-total excluding separate account assets	15,290	6,019,426	119,234	(73,219)	6,080,731

Separate account assets (2)	973,192	99,149,315	279,842	-	100,402,349

Total assets	$988,482	$105,168,741	$399,076	$(73,219)	$106,483,080

Future policy benefits (4)	$-	$-	$(348,399)	$-	$(348,399)
Payables to parents and affiliates	-	218,467	-	(73,051)	145,416
Other liabilities (3)	-	-	388,268	-	388,268

Total liabilities	$-	$218,467	$39,869	$(73,051)	$185,285

(1)	“Netting” amounts represents swap variation margin of $0.5 million and $0.2 million as of March 31, 2014 and December 31, 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(3)	Reinsurance of variable annuity living benefit features that were classified as “Other Liabilities” at December 31, 2013 were reclassified to “Reinsurance Recoverables” at March 31, 2014 as they were in a net asset position.
(4)	As of March 31, 2014, the net embedded derivative liability position of $1,015 million includes $909 million of embedded derivatives in an asset position and $1,924 million of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative asset position of $348 million includes $1,228 million of embedded derivatives in an asset position and $880 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of March 31, 2014 and December 31, 2013, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Payables to parent and affiliates,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. Liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of March 31, 2014 and December 31, 2013, there were no internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company also has an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 7). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative which is included in “Reinsurance recoverables”. The fair value of this embedded derivative is the present value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that is attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rates, estimated non-performance risk of the counterparty, and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates. This embedded derivative had a value of $149.1 million and $11.4 million at March 31, 2014 and December 31, 2013, respectively. The increase in embedded derivative as of March 31, 2014, is primarily driven by decreases in interest rates and NPR Spreads.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated in the third quarter of each year unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2 - Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the three months ended March 31, 2014, $1.9 million was transferred from Level 1 to Level 2. During the three months ended March 31, 2013, there were no transfers between Level 1 and Level 2.

Level 3 Assets and Liabilities by Price Source - The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$16,758	$6,473	$23,231
Asset-backed securities	337	105,744	106,081
Commercial mortgage-backed securities	7,053	21,023	28,076
Short-term investments	18	-	18
Equity securities	590	2,802	3,392
Other long-term investments	-	1,247	1,247
Reinsurance recoverables	1,018,443	-	1,018,443
Receivables from parents and affiliates	-	5,124	5,124

Subtotal excluding separate account assets	1,043,199	142,413	1,185,612

Separate account assets	81,621	197,017	278,638

Total assets	$1,124,820	$339,430	$1,464,250

Future policy benefits	$1,014,755	$-	$1,014,755

Total liabilities	$1,014,755	$-	$1,014,755

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$15,100	$3,193	$18,293
Asset-backed securities	355	80,579	80,934
Short-term investments	18	-	18
Equity securities	569	2,731	3,300
Other long-term investments	-	1,168	1,168
Reinsurance recoverables	11,400	-	11,400
Receivables from parents and affiliates	-	4,121	4,121

Subtotal excluding separate account assets	27,442	91,792	119,234

Separate account assets	81,795	198,047	279,842

Total assets	$109,237	$289,839	$399,076

Future policy benefits	$(348,399)	$-	$(348,399)
Other liabilities	388,268	-	388,268

Total liabilities	$39,869	$-	$39,869

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities - The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of March 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$16,758	Discounted cash flow	Discount rate	8.76%	15.00%	10.73%	Decrease
		Market Comparables	EBITDA Multiples (2)	5.0X	7.0X	5.82X	Increase
Reinsurance recoverables - Living Benefits	$869,343	Fair values are determined in the same manner as future policy benefits.
Reinsurance recoverables - No Lapse Guarantee	$149,100	Discounted cash flow	Lapse rate (3)	0%	13%		Decrease

			NPR spread (4)	0.05%	1.01%		Decrease
			Mortality rate (5)	0%	22%		Decrease
			Premium Payment (6)	1X	3.75X		Decrease
Liabilities:

Future policy benefits (7)	$1,014,755	Discounted cash flow	Lapse rate (8)	0%	11%		Decrease

			NPR spread (4)	0.05%	1.01%		Decrease
			Utilization rate (9)	70%	98%		Increase
			Withdrawal rate (10)	86%	100%		Increase
			Mortality rate (11)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$15,100	Discounted cash flow	Discount rate	8.28%	15.00%	10.61%	Decrease
		Market Comparable	EBITDA Multiples (2)	5.0X	7.0X	5.91X	Increase
		Liquidation	Liquidation value	11.61%	38.49%	31.83%	Increase
Reinsurance recoverables	$11,400	See the Reinsurance Recoverable section above for an explanation of the fair value determination.
Liabilities:

Future policy benefits (7)	$(348,399)	Discounted cash flow	Lapse rate (8)	0%	11%		Decrease

			NPR spread (4)	0.08%	1.09%		Decrease
			Utilization rate (9)	70%	94%		Increase
			Withdrawal rate (10)	86%	100%		Increase
			Mortality rate (11)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase
Other Liabilities	$388,268	Represents reinsurance of variable annuity living benefits in a liability position. Fair values are determined in the same manner as future policy benefits.

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	For universal life, lapse rates vary based on funding level and other factors. Rates are set to zero when the no lapse guarantee is fully funded and the cash value is zero.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(5)	Universal life mortality rates are adjusted based on underwriting information. A mortality improvement assumption is also incorporated into the projection.
(6)	For universal life, premium payment assumptions vary by funding level. Some policies are assumed to pay the minimum premium required to maintain the no lapse guarantee. Other policies are assumed to pay a multiple of commissionable target premium levels (shown above and indicated as “X”). Policyholders are assumed to stop premium payments once the no lapse guarantee is fully funded.
(7)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(8)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the policyholder account value and reflect other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(9)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(10)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(11)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Real Estate and Other Invested Assets - Separate account assets include $81.6 million and $81.8 million of investments in real estate as of March 31, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 10.00% (6.29% weighted average) as of March 31, 2014 and 5.00% to 10.00% (6.82% weighted average) as of December 31, 2013 and discount rates which ranged from 6.75% to 10.50% (7.24% weighted average) as of March 31, 2014 and 6.75% to 11.00% (7.90% weighted average) as of December 31, 2013.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities - The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended March 31, 2014
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale	Short Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18,293	$80,934	$-	$2,731	$569	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	-	-	-	-	-
Asset management fees and other income	-	-	-	71	-	-
Included in other comprehensive income (loss)	337	135	(2)	-	21	-
Net investment income	10	56	-	-	-	-
Purchases	7,971	-	28,078	-	-	-
Sales	(1,391)	-	-	-	-	-
Issuances	-	-	-	-	-	-
Settlements	(803)	(3,137)	-	-	-	-
Transfers into Level 3 (2)	-	29,407	-	-	-	-
Transfers out of Level 3 (2)	(1,184)	(1,314)	-	-	-	-
Other (4)	-	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$23,231	$106,081	$28,076	$2,802	$590	$18

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$71	$-	$-

	Three Months Ended March 31, 2014
	Other Long- term Investments	Receivables from Parents and Affiliates	Separate Account Assets (1)	Reinsurance Recoverables (4)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,168	$4,121	$279,842	$(376,868)	$348,399
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	2,269	1,252,368	(1,207,282)
Asset management fees and other income	(22)	-	-	-	-
Interest credited to policyholders’ account balances	-	-	2,676	-	-
Included in other comprehensive income (loss)	-	(3)	-	-	-
Net investment income	-	-	-	-	-
Purchases	101	-	34,578	142,943	-
Sales	-	-	(40,727)	-	-
Issuances	-	-	-	-	(155,872)
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	1,985	-	-	-
Transfers out of Level 3 (2)	-	(979)	-	-	-

Fair Value, end of period assets/(liabilities)	$1,247	$5,124	$278,638	$1,018,443	$(1,014,755)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$1,398,947	$(1,517,648)
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$2,676	$-	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2013
	Fixed Maturities, Available for Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Other Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$36,981	$108,727	$-	$3,277	$1,489
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(780)	-	-	-	(56)
Asset management fees and other income	-	-	-	460	-
Included in other comprehensive income (loss)	(84)	319	-	-	15
Net investment income	39	88	-	-	-
Purchases	10,127	17,798	3,434	380	-
Sales	(2,320)	-	-	-	-
Issuances	-	-	-	-	-
Settlements	(4,172)	(7,879)	(3,434)	(380)	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$39,791	$119,053	$-	$3,737	$1,448

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$460	$-

	Three Months Ended March 31, 2013
	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$988	$1,287,157	$1,995	$248,255	(1,417,891)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(223)	(907,440)	-	748	976,566
Asset management fees and other income	77	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	5,790	-
Included in other comprehensive income (loss)	-	-	5	-	-
Net investment income	-	-	1,000	-	-
Purchases	-	125,080	-	27,981	-
Sales	-	-	-	(20,767)	-
Issuances	-	-	-	-	(134,270)
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$842	504,797	$3,000	$262,007	(575,595)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(204)	$(902,891)	$-	$-	$971,479
Asset management fees and other income	$78	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$5,790	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Beginning of period represents “Other Liabilities” from December 31, 2013, since the reinsured variable annuity living benefit was in the liability position and reclassed to “Reinsurance Recoverables” at March 31, 2014 as they were in net asset position.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

	March 31, 2014					December 31, 2013
	Fair Value				Carrying Amount (1)	Fair Value	Carrying Amount
	Level 1	Level 2	Level 3	Total	Total	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$8,038	$1,621,612	$1,629,650	$1,536,081	$1,612,074	$1,532,165
Policy loans	-	-	1,097,408	1,097,408	1,097,408	1,086,772	1,086,772
Other long term investments	-	-	5,069	5,069	4,392	4,751	4,268
Cash and cash equivalents	86,929	73,543	-	160,472	160,472	101,456	101,456
Accrued investment income	-	87,901	-	87,901	87,901	89,465	89,465
Receivables from parents and affiliates	-	99,075	-	99,075	98,728	87,849	87,481
Other assets	-	29,206	-	29,206	29,206	34,060	34,060

Total assets	$86,929	$297,763	$2,724,089	$3,108,781	$3,014,188	$3,016,427	$2,935,667

Liabilities:
Policyholders’ Account Balances - Investment Contracts	$-	$880,403	$39,839	$920,242	$929,988	$892,058	$901,860
Cash collateral for loaned securities	-	98,610	-	98,610	98,610	84,867	84,867
Short-term debt	-	272,569	-	272,569	272,000	275,268	274,900
Long-term debt	-	1,635,765	-	1,635,765	1,592,000	1,644,827	1,592,000
Payables to parent and affiliates	-	52,847	-	52,847	52,847	45,649	45,649
Other liabilities	-	278,709	-	278,709	278,709	270,339	270,339

Total liabilities	$-	$3,218,903	$39,839	$3,258,742	$3,224,154	$3,213,008	$3,169,615

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of March 31, 2014 and December 31, 2013.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash and cash equivalents instruments, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable. Also included in receivables from parents and affiliates is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

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

Cash Collateral for Loaned Securities

This represents the collateral received or paid in connection with loaning or borrowing securities, similar to the securities sold under agreement to repurchase below. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received or paid.

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

Total return swaps are contracts whereby the Company agrees with other parties to exchange, at specified intervals, the difference between the return on an asset (or market index) and LIBOR based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See credit derivatives written section for discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Reinsurance Ltd., or “Pruco Re”. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4.

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,015 million and an asset of $348 million as of March 31, 2014 and December 31, 2013, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $869 million and a liability of $388 million as of March 31, 2014 and December 31, 2013, respectively.

Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. The fair value of the embedded derivative was an asset of $149 million and $11 million as of March 31, 2014 and December 31, 2013, respectively. See Note 7 for additional information on the agreement with UPARC.

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

	March 31, 2014			December 31, 2013
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$261,279	$7,971	$(13,149)	$249,601	$6,304	$(11,583)

Total Qualifying Hedges	$261,279	$7,971	$(13,149)	$249,601	$6,304	$(11,583)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,434,400	$71,744	$(126,046)	$2,434,400	$47,475	$(185,222)

Currency
Forwards	1,070	4	-	507	2	-
Credit
Credit Default Swaps	13,275	46	(803)	14,275	15	(862)
Currency/Interest Rate
Currency Swaps	65,748	568	(2,859)	69,450	211	(3,325)
Equity
Total Return Swaps	388,939	1,331	(2,393)	332,000	-	(8,057)
Equity Options	53,942,626	41,420	(25,395)	40,739,168	19,639	(9,418)

Total Non-Qualifying Hedges	56,846,058	115,113	(157,496)	43,589,800	67,342	(206,884)

Total Derivatives (1)	$57,107,337	$123,084	$(170,645)	$43,839,401	$73,646	$(218,467)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,015 million and an asset of $348 million as of March 31, 2014 and December 31, 2013, respectively, included in “Future policy benefits.” The reinsurance embedded derivatives was an asset of $1,018 million as of March 31, 2014, included in “Reinsurance Recoverables” and a liability of $388 million and an asset of $11 million, as of December 31, 2013, included in “Other Liabilities” and “Reinsurance Recoverables.”

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	March 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$122,690	$(122,291)	$399	$(1,241)	$(842)
Securities purchased under agreement to resell	73,543	-	73,543	(73,543)	-

Total Assets	$196,233	$(122,291)	$73,942	$(74,784)	$(842)

Offsetting of Financial Liabilities:
Derivatives	$170,644	$(122,789)	$47,855	$(31,516)	$16,339
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$170,644	$(122,789)	$47,855	$(31,516)	$16,339

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$73,219	$(73,219)	$-	$-	$-
Securities purchased under agreement to resell	56,139	-	56,139	(56,139)	-

Total Assets	$129,358	$(73,219)	$56,139	$(56,139)	$-

Offsetting of Financial Liabilities:
Derivatives	$218,467	$(73,051)	$145,416	$(136,593)	$8,823
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$218,467	$(73,051)	$145,416	$(136,593)	$8,823

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$253	$(71)	$108

Total cash flow hedges	-	253	(71)	108

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	91,578	-	-	-
Currency	3	-	-	-
Currency/Interest Rate	927	-	14	-
Credit	(43)	-	-	-
Equity	(8,083)	-	-	-
Embedded Derivatives	(260)	-	-	-

Total non-qualifying hedges	84,122	-	14	-

Total	$84,122	$253	$(57)	$108

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$228	$56	$6,108

Total cash flow hedges	-	228	56	6,108

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(34,368)	-	-	-
Currency	106	-	-	-
Currency/Interest Rate	551	-	-	-
Credit	(521)	-	-	-
Equity	(54,301)	-	-	-
Embedded Derivatives	103,785	-	-	-

Total non-qualifying hedges	15,252	-	-	-

Total	$15,252	$228	$56	$6,108

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three months ended March 31, 2014 and 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2013	$(4,701)
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2014	290
Amount reclassified into current period earnings	(182)

Balance, March 31, 2014	$(4,593)

As of March 31, 2014 and 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of March 31, 2014 and December 31, 2013.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2014 and December 31, 2013, the Company had $13 million and $14 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 7. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $128 million of commercial loans as of March 31, 2014. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $78 million as of March 31, 2014.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of March 31, 2014, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended March 31, 2014 and 2013. The expense charged to the Company for the deferred compensation program was $2 million for both the three months ended March 31, 2014 and 2013.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million and $6 million for the three months ended March 31, 2014 and 2013, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended March 31, 2014 and 2013.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $202 million and $287 million for the three months ended March 31, 2014 and 2013, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. During the first quarter 2014, the Company sold one new policy to Prudential Insurance. The cash surrender value included in separate accounts for these COLI policies was $2,747 million at March 31, 2014 and $2,440 million at March 31, 2013. Fees related to these COLI policies were $10 million and $9 million for the three months ended March 31 2014, and 2013, respectively. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc., or “Prudential of Taiwan”, Prudential Arizona Reinsurance Captive Company, or “PARCC”, Universal Prudential Arizona Reinsurance Company, or “UPARC”, Pruco Re, Prudential Arizona Reinsurance Term Company, or “PAR Term”, Prudential Arizona Reinsurance Universal Company, or “PAR U”, Prudential Universal Reinsurance Company, or “PURC”, and Prudential Term Reinsurance Company, or “Term Re”, and its parent company, Prudential Insurance, in order to provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage the statutory capital for its individual life business, facilitate its capital market hedging program and align accounting methodology for the assets and liabilities of living benefit riders contained in annuities contracts. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company has also entered into an agreement with UPARC to reinsure a portion of the no-lapse guarantee provision on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 5 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)

Reinsurance recoverable	$15,190,607	$13,657,859
Policy loans	(66,038)	(64,720)
Deferred policy acquisition costs	(1,623,970)	(1,627,838)
Policyholders’ account balances	4,783,143	4,681,356
Future policy benefits and other policyholder liabilities	1,603,610	1,359,340
Other liabilities (reinsurance payables) (1)	259,092	618,781

(1)	December 31, 2013 includes $388 million reclassed from reinsurance recoverables to other liabilities.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty is broken out below.

	March 31, 2014	December 31, 2013
	(in thousands)

UPARC	$189,204	$44,835
PAR U	8,444,461	8,091,714
PURC	1,004,092	940,218
PARCC	2,425,955	2,411,157
PAR Term	873,875	816,787
Term Re	29,083	-
Prudential Insurance	201,767	190,035
Pruco Re (1)	869,977	642
Prudential of Taiwan	1,149,604	1,157,639
Unaffiliated	2,589	4,832

Total Reinsurance Recoverables	$15,190,607	$13,657,859

(1)	December 31, 2013 excludes $388 million reclassed from reinsurance recoverable to other liabilities.

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Premiums:
Direct	$339,567	$315,767
Assumed	-	-
Ceded	(324,322)	(302,561)

Net Premiums	15,245	13,206

Policy charges and fee income:
Direct	663,786	578,869
Assumed	30,221	82,770
Ceded	(180,382)	(198,214)

Net policy charges and fee income:	513,625	463,425

Net investment income
Direct	98,991	102,989
Assumed	338	314
Ceded	(852)	(795)

Net investment income	98,477	102,508

Net other income:
Direct	13,407	13,236
Assumed & Ceded	-	(31,119)

Net other income	13,407	(17,883)

Interest credited to policyholders’ account balances:
Direct	100,893	40,722
Assumed	29,247	32,868
Ceded	(50,337)	(46,622)

Net interest credited to policyholders’ account balances	79,803	26,968

Policyholders’ benefits (including change in reserves):
Direct	497,482	406,405
Assumed	154,785	9,306
Ceded	(567,232)	(353,305)

Net policyholders’ benefits (including change in reserves)	85,035	62,406

Net reinsurance expense allowances, net of capitalization and amortization	(63,553)	(43,196)
Realized investment gains (losses) net:
Direct	(1,121,522)	920,241
Assumed	-	-
Ceded	1,207,053	(873,527)

Realized investment gains (losses) net	$85,531	$46,714

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of March 31, were as follows:

	March 31, 2014	March 31, 2013
	(in thousands)

Direct gross life insurance face amount in force	$673,138,081	$626,042,226
Assumed gross life insurance face amount in force	45,210,236	40,109,319
Reinsurance ceded	(661,545,542)	(610,232,624)

Net life insurance face amount in force	$56,802,775	$55,918,921

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

Effective January 1, 2014, the Company, excluding its subsidiaries, entered into an automatic coinsurance agreement with PURC, an affiliated company, to reinsure an amount equal to 95% of all the risks associated with its Universal Protector policies having no lapse guarantees, as well as its Universal Plus policies, with effective dates on or after January 1, 2014.

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

Term Re

The Company reinsures 95% of the risk under its term life policies with effective dates on or after January 1, 2014 through an automatic coinsurance agreement with Term Re.

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

Affiliated Asset Administration Fee Income

The Company participates in a revenue sharing agreement with AST Investment Services, Inc., formerly known as American Skandia Investment Services, Inc, whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust, formerly known as American Skandia Trust. Income received from AST Investment Services, Inc. related to this agreement was $86 million and $71 million for the three months ended March 31, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company participates in a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $3 million for both the three months ended March 31, 2014, and 2013. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $4 million for both the three months ended March 31, 2014 and 2013. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in-capital (“APIC”) and Realized investment gain(loss), respectively.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	Jan-13	Transfer In	Fixed Maturities	$126	$108	$(12)	$-	$-
PAR U	Jan-13	Transfer Out	Fixed Maturities	126	108	-	18	-
Prudential Insurance	Jan-13	Transfer In	Fixed Maturities, Commercial Mortgages, Short-term Investments, & Trading Account Assets	4,825	4,825	(1)	-	-
PAR U	Jan-13	Transfer Out	Fixed Maturities, Commercial Mortgages, Short-term Investments, & Trading Account Assets	4,826	4,821	-	5	-
UPARC	Feb-13	Transfer In	Fixed Maturities	56	52	-	-	-
PAR U	Feb-13	Transfer Out	Fixed Maturities	132	122	-	10	-
Prudential Insurance	Mar-13	Purchased	Fixed Maturities	47	44	(2)	-	-
Prudential Insurance	Mar-14	Purchased	Fixed Maturities	13	13	-	-	-

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs.

The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - March 31, 2014	Amount of Notes - December 31, 2013	Interest Rate	Date of Maturity
(in thousands)
PFI	11/15/2010	$66,000	$66,000	3.01%	11/13/2015
PFI	6/20/2011	150,000	150,000	2.17% - 3.17%	6/2014 - 6/2016
PFI	12/15/2011	159,000	159,000	2.99% - 3.61%	12/2014 - 12/2016
PFI	12/16/2011	33,000	33,000	2.99% - 3.61%	12/2014 - 12/2016
PFI	12/20/2012	88,000	88,000	1.37%	12/15/2015
Prudential Insurance	12/20/2010	204,000	204,000	3.47%	12/21/2015
Washington Street Investment	6/20/2012	316,000	316,000	2.06% - 3.02%	6/2014 - 6/2017
Washington Street Investment	12/17/2012	264,000	264,000	1.12% - 1.87%	12/2014 - 12/2017
Washington Street Investment	12/17/2012	52,000	52,000	1.21% - 1.87%	12/2014 - 12/2017
PFI	11/15/2013	9,000	9,000	2.24%	12/15/2018
PFI	11/15/2013	23,000	23,000	3.19%	12/15/2020
Prudential Insurance	12/6/2013	120,000	120,000	2.60%	12/15/2018
Prudential Insurance	12/6/2013	130,000	130,000	4.39%	12/15/2023
Prudential Insurance	12/6/2013	250,000	250,000	3.64%	12/15/2020
Pru Funding, LLC	12/31/2013	-	2,900	0.23%	1/7/2014

Total Loans Payable to Affiliates		$1,864,000	$1,866,900

The total interest expense to the Company related to loans payable to affiliates was $13.0 million and $10.0 million for the three months ended March 31, 2014, and 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2014, compared with December 31, 2013, and its consolidated results of operations for the three months ended March 31, 2014 and 2013. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). As a “Designated Financial Company,” Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards under the Dodd-Frank Act. The Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, has also identified Prudential Financial as a global systemically important insurer that is to be subject to enhanced regulation.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In March 2014, Prudential Financial began participating in field testing to assist the IAIS in its development of ComFrame. Initial field testing will focus on gathering data to inform the development of the first step of ComFrame’s risk-based global insurance capital standard, known as the “Basic Capital Requirement”.

PLNJ is a licensed insurance company in New York, but is not domiciled in New York. In February 2014, the New York Department of Financial Services (“NY DFS”) notified PLNJ that it does not agree with PLNJ’s calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. PLNJ is continuing discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these and other products. If PLNJ is ultimately required to establish material additional reserves on a New York statutory accounting basis with respect to such variable annuity or other products, PLNJ’s ability to deploy capital for other purposes could be affected.

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. In February 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, issued a report to the NAIC that recommends placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and requiring captive reinsurers to collateralize their reinsurance obligations. In addition, in March 2014, a committee of the NAIC proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” below.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality, expense, and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and certain annuity products. The Company earns mortality, expense fees, and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

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

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

Products

Individual Annuities

The Company offers a wide array of annuities, including variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the United States Securities and Exchange Commission (the “SEC”), and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. The Company also offers fixed annuitization options during the payout phase of its variable annuities.

We offer variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed death benefits), and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. We also offer Prudential Defined Income Variable Annuity (“PDI”) to complement the variable annuity products we offer with the highest daily benefit. PDI provides for guaranteed lifetime withdrawal payments but restricts contractholder asset allocation to a single bond sub-account within the separate account. In addition, certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder a return of total deposits made to the contract less any partial withdrawals upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts, which are within the general account, are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, certain limitations on the amount of premiums accepted and/or subsequent contractholder deposits, an asset transfer feature, as well as required allocation to our general account for certain of our products. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of March 31, 2014, approximately $83 billion or 90% of total variable annuity account values contain a living benefit feature, compared to approximately $81 billion or 90% as of December 31, 2013. As of March 31, 2014, approximately $78.7 billion or 95% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $76.5 billion or 94% as of December 31, 2013.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured optional living benefit guarantees. The program is also executed within the Company related to certain non-reinsured optional living benefit guarantees. This program represents a balance among three objectives that seek to: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through the hedge program, derivatives are entered into that seek to replicate the net change in an internally-defined hedge target. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until at least five years in the future.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 61% of our net individual life insurance in force at March 31, 2014, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 25% of our net individual life insurance in force at March 31, 2014, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance

The Company offers universal life insurance products, which represent 14% of our net individual life insurance in force at March 31, 2014, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, we offer universal life insurance products that allow the policyholder to allocate a portion of their account balance into an index account that provides a return consistent with the S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Our universal life products also offer a policy rider which allows the policyholder to access accelerated death benefits when a chronic or terminal illness, meeting certain contractual requirements, exists. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition (“DAC”) and other costs; including deferred sales inducements (“DSI”);
•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;
•	Policyholder liabilities;
•	Taxes on income; and
•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

The near-term future rate of return assumptions used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return. As of March 31, 2014, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2013, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates.”

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2014 versus December 31, 2013

Total assets increased $4,340 million, from $129,322 million at December 31, 2013 to $133,662 million at March 31, 2014.

—

Separate account assets increased $2,358 million, from $100,402 million at December 31, 2013 to $102,760 million at March 31, 2014, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

—

Reinsurance recoverables increased $1,533 million from $13,658 million at December 31, 2013 to $15,191 million at March 31, 2014. The increase was primarily driven by the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits accounted for as embedded derivatives, primarily driven by lower interest rates in addition to liabilities ceded arising from coinsurance of the Hartford Life GUL business, and the impact of term and universal life business growth which increased ceded reserves and ceded policyholders’ account balances. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

—

Total investments increased $368 million from $8,533 million at December 31, 2013 to $8,901 million at March 31, 2014, primarily driven by business growth in the universal life, term and variable annuity products in addition to favorable mark-to-market gains on investments due to lower interest rates.

Total liabilities increased $4,001 million, from $124,916 million at December 31, 2013 to $128,917 million at March 31, 2014.

—	Separate account liabilities increased $2,358 million, offsetting the increase in separate account assets described above.
—

Future policy benefits and other policyholder liabilities increased $1,829 million, from $6,917 million at December 31, 2013 to $8,746 million at March 31, 2014, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, in addition to an increase in the liabilities assumed related to coinsurance of the Hartford Life GUL business and an increase in reserves supporting term and universal life business arising from business growth.

—

Policyholder account balances increased $179 million, from $14,303 million at December 31, 2013 to $14,482 million at March 31, 2014, primarily driven by liabilities assumed related to coinsurance of the Hartford Life GUL business and continued universal life business growth.

—

Partially offsetting these increases was a decrease in other liabilities of $318 million, from $965 million at December 31, 2013 to $647 million at March 31, 2014, related to a decrease in reinsurance payables driven by the mark-to-market of the reinsurance recoverable related to the liability for variable annuity living benefit embedded derivatives, as described above.

Income (Loss) from Operations before Income Taxes

2014 to 2013 Three months Comparison. Income from operations before income taxes decreased $108 million from income of $455 million in the first quarter of 2013 to $347 million in the first quarter of 2014. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $111 million. This increase was primarily driven by realized investment gains in the mark-to-market of the no lapse guarantee reinsured to UPARC in our life products due to the impact of lower interest rates. Also contributing to the increase was higher fee income, net of distribution and amortization costs, related to higher average variable annuity account values invested in separate accounts driven by market appreciation and positive net flows from new business sales. The increase is partially offset by the absence of gains resulting from coinsurance arrangements with affiliates related to our life products in the first quarter of 2013.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $193 million, with an amortization benefit of $49 million in the first quarter of 2014 compared to an amortization benefit of $242 million in the first quarter of 2013. The unfavorable variance was primarily driven by a larger benefit in the prior year quarter due to NPR losses. Adjustments to the reserves for the guaranteed minimum death benefit (“GMDB”)/guaranteed minimum income benefit (“GMIB”) features of our products and to the amortization of DAC/DSI/unearned revenue reserve (“URR”) included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net charge of $7 million and a net benefit of $19 million in the first quarter of 2014 and 2013, respectively. The net charge in the first quarter of 2014 primarily reflected the impact of lower interest rates on expected rates of return on fixed income investments within contractholder accounts, which more than offset favorable equity market performance. The net benefit in the first quarter of 2013 primarily reflected the impact of positive market performance on contractholder accounts relative to our assumptions.

For variable annuity and variable and universal life contracts, we generally amortize DAC and DSI over the expected lives of the contracts based on the level and timing of gross profits on the underlying products. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include gross profits related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. For additional information regarding our best estimate of gross profits used to set amortization rates, see “—Application of Critical Accounting Estimates.”

Revenues, Benefits and Expenses

2014 to 2013 Three months Comparison. Revenues increased $125 million primarily driven by an increase of $50 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on policyholders’ fund balances primarily reflecting higher annuity average separate account asset balances driven by market appreciation and positive net flows from new business sales, partially offset by lower profits from the Universal Life product due to higher ceded policy charges and fee income through coinsurance agreements. Also contributing to the increase was a $39 million increase in realized investment gains, primarily driven by the mark-to-market gain of the no lapse guarantee reinsured to UPARC, partially offset by the impact of coinsurance arrangements with affiliates related to our life products in the first quarter of 2013 and an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features and related hedges in our annuity products. Other income also increased $31 million, primarily driven by favorable variance related to the coinsurance arrangements with affiliates in our life products in the first quarter of 2013.

Benefits and expenses increased $234 million. This increase was primarily driven by an unfavorable variance of $142 million in DAC amortization and $53 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the increase was an increase of $23 million in policyholders’ benefits, including changes in reserves, mainly driven by adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above. General, administrative and other expenses also increased $16 million, reflecting higher distribution expenses in our annuity products due to higher separate account asset values, and higher allocation of expenses from parent company and affiliates related to salaries, employee benefits and other expenses in our life products.

Income Taxes

The income tax provision amounted to an expense of $68 million and $108 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

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

At March 31, 2014, the Company remains subject to examination in the U.S. for tax years 2004 through 2013.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2013 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income. These activities had no impact on the Company’s results for 2013 or for the three months ended March 31, 2014.

For tax years 2007 through 2014, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions contemporaneously during these tax years in order to reach agreement with the Company on how they should be reported in the tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed. It is management’s expectation this program will shorten the time period between the filing of the Company’s federal income tax returns and the IRS’s completion of its examination of the returns.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operations of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions and our access to the capital markets through affiliates as described herein.

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses, and Prudential Financial forecasts capital sources and uses on a quarterly basis. Prudential Financial also employs a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ratios under various stress scenarios.

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board, consisting of representatives of national financial authorities of the G20 nations, has identified Prudential Financial as a global systemically important insurer. For information on these recent actions and their potential impact on us, see “Regulatory Developments” above, as well as “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of March 31, 2014 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Company can be materially impacted by interest rates and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, and business growth, among other items. Further, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could negatively impact regulatory capital levels.

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed above in “Regulatory Developments,” the NY DFS has notified PLNJ that it does not agree with PLNJ’s calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. If PLNJ is ultimately required to establish material additional reserves on a New York statutory accounting basis with respect to such variable annuity or other products, PLNJ’s ability to deploy capital for other purposes could be affected.

In addition the NAIC recently proposed new guidance regarding the calculation of “total adjusted capital”, or TAC, that will directly affect the calculation of the RBC ratio. The new guidance, which is expected to be effective for December 31, 2014, would limit the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. We are currently assessing the impact of this guidance on the Company’s RBC ratio.

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

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. In February 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, issued a report to the NAIC that recommends placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies. In addition, in March 2014, a committee of the NAIC proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what, if any, changes may result from these reviews. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these reviews, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies Model Regulation,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies Model Regulation,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to implement reinsurance and capital management actions to satisfy these reserve requirements, by financing these non-economic reserves through the issuance of surplus notes by the captives, which are treated as capital for statutory purposes. The affiliated reinsurance agreements are described further in Note 7.

We reinsure variable annuity living benefit guarantees to an affiliated captive reinsurance company, Pruco Reinsurance, Ltd., or Pruco Re. This enables Prudential Financial to aggregate these risks within Pruco Re and manage them more efficiently through a hedging program. Since Pruco Re is domiciled and subject to regulation in the State of Arizona, the Company is able to claim statutory reinsurance reserve credit for business ceded to Pruco Re without any need for Pruco Re to collateralize its obligations under the reinsurance arrangement. However, for business ceded to Pruco Re by PLNJ, Pruco Re must collateralize its obligations under the reinsurance arrangement in order for PLNJ to claim a reinsurance reserve credit for its business ceded. This requirement is satisfied by Pruco Re depositing assets into statutory reserve credit trusts.

Liquidity

There have been no material changes to the liquidity position of the Company since December 31, 2013. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for the Company.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2014 and December 31, 2013 the Company had liquid assets of $6,399 million and $5,994 million, respectively.

The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $425 million and $323 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, $5,536 million, or 93%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $397 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

Prudential Financial and Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, borrow funds in the capital markets primarily through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.

As we continue to underwrite term and universal life insurance business, we expect to have additional borrowing needs to finance non-economic reserves required under Regulation XXX and Guideline AXXX. We believe we have sufficient financing resources in place to meet our financing needs under Guideline AXXX through 2014. During the first three months of 2014, a newly-formed affiliated captive reinsurance company issued a $250 million surplus note to an affiliate to finance Regulation XXX non-economic reserves. In addition, in April 2014, one of our affiliated captives issued an additional $250 million of surplus notes in return for an equal amount of credit-linked notes under a $2 billion facility for the third-party financing of Regulation XXX reserves. Prudential Financial is currently pursuing further solutions to address Regulation XXX financing needs generated by our expected sales of term life insurance policies for the remainder of 2014.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Principal Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of March 31, 2014. Based on such evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

PART II

Item 1.  Legal Proceedings

See Note 6 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A.  Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Date: May 14, 2014