Form 10-Q
period 2014-06-30
PRUCO LIFE INSURANCE CO
filed 2014-08-14
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

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

Part I—Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

As of June 30, 2014 and December 31, 2013 (in thousands, except share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014 – $5,739,004; 2013 – $5,538,933)	$6,047,495	$5,651,401
Equity securities, available-for-sale, at fair value (cost: 2014 – $35,602; 2013 – $567)	37,418	771
Trading account assets, at fair value	27,738	18,892
Policy loans	1,108,653	1,086,772
Short-term investments	109,546	16,002
Commercial mortgage and other loans	1,585,617	1,532,165
Other long-term investments	250,323	226,704

Total investments	9,166,790	8,532,707
Cash and cash equivalents	145,527	307,243
Deferred policy acquisition costs	5,126,728	5,034,299
Accrued investment income	90,147	89,465
Reinsurance recoverables	16,317,710	13,657,859
Receivables from parents and affiliates	273,251	262,362
Deferred sales inducements	935,062	989,889
Other assets	49,976	45,983
Separate account assets	107,208,099	100,402,349

TOTAL ASSETS	$139,313,290	$129,322,156

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$14,762,216	$14,303,330
Future policy benefits and other policyholder liabilities	9,841,487	6,916,669
Cash collateral for loaned securities	89,917	84,867
Securities sold under agreements to repurchase	4,400	-
Income taxes	294,463	186,015
Short-term debt to affiliates	332,000	274,900
Long-term debt to affiliates	1,463,000	1,592,000
Payables to parent and affiliates	38,353	191,065
Other liabilities	576,016	964,740
Separate account liabilities	107,208,099	100,402,349

TOTAL LIABILITIES	134,609,951	124,915,935

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock, ($10 par value; 1,000,000 shares, authorized; 250,000 shares, issued and outstanding)	2,500	2,500
Additional paid-in capital	804,367	804,237
Retained earnings	3,733,077	3,542,838
Accumulated other comprehensive income	163,395	56,646

TOTAL EQUITY	4,703,339	4,406,221

TOTAL LIABILITIES AND EQUITY	$139,313,290	$129,322,156

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2014 and 2013 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Premiums	$18,007	$13,891	$33,252	$27,097
Policy charges and fee income	523,196	486,876	1,036,821	950,301
Net investment income	103,220	105,032	201,697	207,540
Asset administration fees	93,727	78,964	183,151	161,327
Other income	13,167	11,176	26,574	(6,707)
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(363)	(2,424)	(363)	(7,277)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	236	2,212	236	5,668
Other realized investment gains (losses), net	31,795	(39,413)	117,326	8,698

Total realized investment gains (losses), net	31,668	(39,625)	117,199	7,089

TOTAL REVENUES	782,985	656,314	1,598,694	1,346,647

BENEFITS AND EXPENSES
Policyholders’ benefits	72,131	64,890	157,166	127,296
Interest credited to policyholders’ account balances	83,776	26,448	163,579	53,416
Amortization of deferred policy acquisition costs	84,352	(78,758)	146,588	(158,600)
General, administrative and other expenses	243,023	217,321	485,084	443,233

TOTAL BENEFITS AND EXPENSES	483,282	229,901	952,417	465,345

INCOME FROM OPERATIONS BEFORE INCOME TAXES	299,703	426,413	646,277	881,302

Income tax expense	50,634	114,416	118,038	222,250

NET INCOME	$249,069	$311,997	$528,239	$659,052

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(34)	69	(36)	(138)
Unrealized investment gains (losses) for the period	77,811	(235,553)	170,185	(240,516)
Reclassification adjustment for (gains) losses included in net income	(4,648)	(4,451)	(5,920)	(35,509)

Net unrealized investment gains (losses)	73,163	(240,004)	164,265	(276,025)

Other comprehensive income (loss), before tax	73,129	(239,935)	164,229	(276,163)

Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(13)	25	(13)	(48)
Net unrealized investment gains (losses)	25,607	(84,002)	57,493	(96,608)

Total	25,594	(83,977)	57,480	(96,656)
Other comprehensive income (loss), net of tax:	47,535	(155,958)	106,749	(179,507)

COMPREHENSIVE INCOME (LOSS)	$296,604	$156,039	$634,988	$479,545

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Equity

Six Months Ended June 30, 2014 and 2013 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2013	$2,500	$804,237	$3,542,838	$56,646	$4,406,221
Dividend to Parent	-	-	(338,000)	-	(338,000)
Contributed(distributed) capital-parent/children asset transfers	-	130	-	-	130
Comprehensive income (loss):
Net income (loss)	-	-	528,239	-	528,239
Other comprehensive income (loss), net of tax	-	-	-	106,749	106,749

Total comprehensive income (loss)					634,988

Balance, June 30, 2014	$2,500	$804,367	$3,733,077	$163,395	$4,703,339

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2012	$2,500	$818,303	$2,427,628	$267,461	$3,515,892
Contributed(distributed) capital-parent/children asset transfers	-	(14,145)	-	-	(14,145)
Comprehensive income (loss):
Net income (loss)	-	-	659,052	-	659,052
Other comprehensive income (loss), net of tax	-	-	-	(179,507)	(179,507)

Total comprehensive income (loss)					479,545

Balance, June 30, 2013	$2,500	$804,158	$3,086,680	$87,954	$3,981,292

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013 (in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$528,239	$659,052
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(64,985)	(95,612)
Interest credited to policyholders’ account balances	163,579	53,416
Realized investment gains, net	(117,199)	(7,089)
Amortization and other non-cash items	(34,939)	(23,113)
Change in:
Future policy benefits and other insurance liabilities	737,608	565,390
Reinsurance recoverables	(696,228)	(516,820)
Accrued investment income	(682)	(4,692)
Receivables from parent and affiliates	2,542	(68,857)
Payables to parent and affiliates	(6,457)	39,021
Deferred policy acquisition costs	(155,604)	(649,898)
Income taxes payable	50,967	127,679
Deferred sales inducements	(5,159)	(13,325)
Other, net	(38,054)	(53,729)

Cash flows from operating activities	$363,628	$11,423

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$471,833	$673,173
Short-term investments	216,793	369,310
Policy loans	55,823	65,544
Ceded policy loans	(3,157)	(3,629)
Commercial mortgage and other loans	53,735	77,301
Other long-term investments	3,581	3,195
Equity securities, available-for-sale	5,210	2,342
Trading account assets, at fair value	1,375	817
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(665,106)	(1,218,979)
Short-term investments	(309,812)	(330,805)
Policy loans	(56,217)	(49,639)
Ceded policy loans	5,048	4,498
Commercial mortgage and other loans	(118,865)	(121,449)
Other long-term investments	(31,843)	(18,543)
Equity securities, available-for-sale	(40,101)	(10,508)
Trading account assets, at fair value	(8,800)	(9,478)
Notes receivable from parent and affiliates, net	(12,232)	8,402
Other, net	916	696

Cash flows used in investing activities	$(431,819)	$(557,752)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	$1,401,561	$1,833,747
Ceded policyholders’ account deposits	(279,695)	(180,700)
Policyholders’ account withdrawals	(843,350)	(1,388,518)
Ceded policyholders’ account withdrawals	17,509	18,301
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	9,450	41,564
Dividend to parent	(338,000)	-
Contributed (Distributed) capital - parent/child asset transfers	130	(3,524)
Net change in short-term borrowing	57,100	(8,000)
Net change in long-term borrowing	(129,000)	(50,000)
Drafts outstanding	10,770	10,839

Cash flows from (used in) financing activities	$(93,525)	$273,709

NET DECREASE IN CASH AND CASH EQUIVALENTS	(161,716)	(272,620)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	307,243	412,109

CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,527	$139,489

See Notes to Unaudited Interim Consolidated Financial Statements

Significant Non Cash Transactions

Cash Flows from Investing Activities for the six months ended June 30, 2013 excludes $56 million of increases in fixed maturities, available-for-sale and $132 million of decreases in fixed maturities, available-for-sale related to the amendments of the reinsurance agreements between the Company and Universal Prudential Arizona Reinsurance Company, (UPARC), an affiliate, and the Company, and Prudential Arizona Reinsurance Universal Company, (PAR U), an affiliate (See Note 7).

Cash Flows from Investing Activities for the six months ended June 30, 2013 excludes $4,951 million of increases in fixed maturities, available-for-sale, commercial mortgages, short-term investments, and trading account assets related to the coinsurance of Guaranteed Universal Life (“GUL”) business assumed from its parent company, Prudential Insurance, in connection with the acquisition of the Hartford Life Business.

Cash Flows from Investing Activities for the six months ended June 30, 2013 excludes $4,952 million of decreases in fixed maturities, available-for-sale, commercial mortgages, short-term investments, and trading account assets related to the subsequent retrocession of this GUL business assumed from Prudential Insurance to PAR U. (See Note 7).

Cash Flows from Financing Activities for the six months ended June 30, 2013 excludes $12 million of decreases in Contributed/Distributed capital - parent/child asset transfers related to the coinsurance of GUL business assumed from Prudential Insurance in connection with the acquisition of the Hartford Life Business.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company, or the “Company”, is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” which in turn is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” Pruco Life Insurance Company was organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam and in all States except New York, and sells such products primarily through affiliated and unaffiliated distributors.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of deferred sales inducements; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and reserves for contingent liabilities, including reserves for losses in connection with unresolved legal matters.

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

In July 2013, the FASB issued new guidance regarding derivatives. The guidance permits the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting, in addition to the United States Treasury rate and London Inter-Bank

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Offered Rate (“LIBOR”). The guidance also removes the restriction on using different benchmark rates for similar hedges. The guidance is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In July 2013, the FASB issued updated guidance regarding the presentation of unrecognized tax benefits when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This new guidance became effective for interim or annual reporting periods that began after December 15, 2013, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance became effective for interim or annual reporting periods that began after December 15, 2012 and was applied prospectively. The disclosures required by this guidance are included in Note 3.

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This guidance became effective for interim or annual reporting periods that began on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 5.

Future Adoption of New Accounting Pronouncements

In January 2014, the FASB issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and should be applied retrospectively to all periods presented. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. This guidance can be elected for prospective adoption or by using a modified retrospective transition method. This guidance is not expected to have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016 and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In August 2014, the FASB issued updated guidance for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity. Under the guidance, an entity within scope is permitted to measure both the financial assets and financial liabilities of a consolidated collateralized financing entity based on either the fair value of the financial assets or financial liabilities, whichever is more observable. When elected, the measurement alternative will eliminate the measurement difference that exists when both are measured at fair value. The new guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption will be permitted. This guidance can be elected for modified retrospective or full retrospective adoption. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$88,742	$7,313	$346	$95,709	$-
Obligations of U.S. states and their political subdivisions	120,828	7,101	706	127,223	-
Foreign government bonds	28,703	3,170	138	31,735	-
Public utilities	831,661	60,332	5,802	886,191	-
Redeemable preferred stock	841	156	-	997	-
All other corporate securities	3,727,389	222,324	22,719	3,926,994	(249)
Asset-backed securities (1)	254,286	9,526	505	263,307	(4,305)
Commercial mortgage-backed securities	543,416	20,798	3,579	560,635	-
Residential mortgage-backed securities (2)	143,138	11,789	223	154,704	(932)

Total fixed maturities, available-for-sale	$5,739,004	$342,509	$34,018	$6,047,495	$(5,486)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$66	$57	$-	$123
Industrial, miscellaneous & other	4	16	-	20
Mutual funds	35,192	1,538	1	36,729
Non-redeemable preferred stocks	340	206	-	546

Total equity securities, available-for-sale	$35,602	$1,817	$1	$37,418

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $12 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$89,497	$5,910	$1,882	$93,525	$-
Obligations of U.S. states and their political subdivisions	83,807	1,518	6,374	78,951	-
Foreign government bonds	20,357	3,640	-	23,997	-
Public utilities	796,747	32,303	29,281	799,769	-
Redeemable preferred stock	681	126	-	807	-
All other corporate securities	3,661,419	168,717	89,343	3,740,793	(252)
Asset-backed securities (1)	216,081	8,687	2,677	222,091	(7,783)
Commercial mortgage-backed securities	510,255	20,316	8,563	522,008	-
Residential mortgage-backed securities (2)	160,089	10,870	1,499	169,460	(973)

Total fixed maturities, available-for-sale	$5,538,933	$252,087	$139,619	$5,651,401	$(9,008)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$131	$29	$-	$160
Industrial, miscellaneous & other	4	12	-	16
Mutual funds	91	3	3	91
Non-redeemable preferred stocks	341	163	-	504

Total equity securities, available-for-sale	$567	$207	$3	$771

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in “AOCI,” which were not included in earnings. Amount excludes $14 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2014, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$301,388	$308,535
Due after one year through five years	1,182,415	1,287,729
Due after five years through ten years	1,380,537	1,437,151
Due after ten years	1,933,824	2,035,434
Asset-backed securities	254,286	263,307
Commercial mortgage-backed securities	543,416	560,635
Residential mortgage-backed securities	143,138	154,704

Total	$5,739,004	$6,047,495

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$78,591	$197,132	$118,477	$242,318
Proceeds from maturities/repayments	165,763	258,923	347,782	433,247
Gross investment gains from sales, prepayments and maturities	5,147	5,766	6,826	39,154
Gross investment losses from sales and maturities	(517)	(1,103)	(924)	(2,834)

Equity securities, available-for-sale
Proceeds from sales	$5,210	$-	$5,210	$2,352
Proceeds from maturities/repayments	-	3	-	3
Gross investment gains from sales	145	-	145	854

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(127)	$(212)	$(127)	$(1,609)
Writedowns for impairments on equity securities	-	-	-	(56)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit losses recognized in earnings on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
	(in thousands)
Balance, beginning of period	$10,173	$14,661
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,449)	(5,918)
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	-	-
Increases due to the passage of time on previously recorded credit losses	101	202
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(278)	(398)

Balance, end of period	$8,547	$8,547

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
	(in thousands)
Balance, beginning of period	$15,716	$27,702
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,287)	(13,674)
Credit loss impairment recognized in the current period on securities not previously impaired	-	14
Additional credit loss impairments recognized in the current period on securities previously impaired	212	709
Increases due to the passage of time on previously recorded credit losses	219	441
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(20)	(352)

Balance, end of period	$14,840	$14,840

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$22,953	$26,276	$14,118	$16,162
Equity securities	687	1,462	1,388	2,730

Total trading account assets	$23,640	$27,738	$15,506	$18,892

The net change in unrealized gains / (losses) from trading account assets still held at period end, recorded within “Other income” was ($0.2) million during both the three months ended June 30, 2014 and 2013, and $0.7 million and $0.6 million during the six months ended June 30, 2014 and 2013, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2014		December 31, 2013

	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Retail	$452,212	28.6%	$467,059	30.5%
Apartments/Multi-Family	355,811	22.5	298,365	19.5
Industrial	265,393	16.8	272,239	17.7
Office	208,330	13.2	195,499	12.8
Other	108,985	6.8	102,294	6.6
Hospitality	89,096	5.5	90,085	5.9

Total commercial mortgage loans	1,479,827	93.4	1,425,541	93.0
Agricultural property loans	104,005	6.6	107,118	7.0

Total commercial and agricultural mortgage loans by property type	1,583,832	100.0%	1,532,659	100.0%

Valuation allowance	(6,625)		(8,904)

Total net commercial and agricultural mortgage loans by property type	1,577,207		1,523,755

Other Loans
Uncollateralized loans	8,410		8,410

Total other loans	8,410		8,410

Total commercial mortgage and other loans	$1,585,617		$1,532,165

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States and other countries with the largest concentrations in California (21%), Texas (12%), and New Jersey (11%) at June 30, 2014.

Activity in the allowance for losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Allowance for losses, beginning of year	$8,904	$6,028
Addition to / (release of) allowance of losses	639	2,876
Charge-offs, net of recoveries	(2,918)	-

Total ending balance (1)	$6,625	$8,904

(1)	Agricultural loans represent $0.3 million of the ending allowance at both June 30, 2014 and December 31, 2013.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2014	December 31, 2013

	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$805	$3,084
Ending balance: collectively evaluated for impairment (2)	5,820	5,820

Total ending balance	$6,625	$8,904

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$15,695	$6,392
Ending balance gross of reserves: collectively evaluated for impairment (2)	1,576,547	1,534,677

Total ending balance, gross of reserves	$1,592,242	$1,541,069

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at June 30, 2014 and December 31, 2013.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $104 million and $107 million at June 30, 2014 and December 31, 2013, respectively, and a related allowance of $0.3 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8 million at both June 30, 2014 and December 31, 2013 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of June 30, 2014 and December 31, 2013, had a recorded investment and unpaid principal balance of $15.7 million and

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

$6.4 million, respectively, and related allowance of $0.8 million and $3.1 million, respectively, primarily related to other property types. At both June 30, 2014 and December 31, 2013, the Company held no impaired agricultural or uncollateralized loans.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at June 30, 2014 and December 31, 2013. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth certain key credit quality indicators as of June 30, 2014, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - June 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
Loan-to-Value Ratio	(in thousands)
0%-59.99%	$932,821	$13,362	$10,370	$956,553
60%-69.99%	374,216	12,442	27,444	414,102
70%-79.99%	131,861	14,817	13,993	160,671
Greater than 80%	30,101	20,927	1,478	52,506

Total commercial and agricultural mortgage loans	$1,468,999	$61,548	$53,285	$1,583,832

The following table sets forth certain key credit quality indicators as of December 31, 2013, based upon the recorded investment gross of allowance for credit losses.

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

As of June 30, 2014 and December 31, 2013, $1.6 billion and $1.5 billion, respectively, of commercial mortgage and other loans were in current status. As of June 30, 2014, no commercial mortgage and other loans were classified as past due. As of December 31, 2013, $6.4 million of commercial mortgage and other loans were classified as past due, primarily related to other property types. The company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due. As of June 30, 2014, no commercial mortgage and other loans were in nonaccrual status based upon the recorded investment gross of allowance for credit losses. As of December 31, 2013, $6.4 million of commercial mortgage and other loans were in nonaccrual status based upon the recorded investment gross of allowance for credit losses, primarily related to other property types. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion regarding nonaccrual status loans. The Company defines current in its aging of past due commercial mortgage and agricultural loans as less than 30 days past due.

For the three and six months ended June 30, 2014 and 2013, there were no commercial mortgages and other loans sold or acquired, other than those through direct origination.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and six months ended June 30, 2014 and 2013, respectively, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgages and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and six months ended June 30, 2014 and 2013, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale	$66,293	$71,368	$132,028	$139,877
Equity securities, available-for-sale	1	-	1	1
Trading account assets	201	176	397	309
Commercial mortgage and other loans	20,891	21,219	40,721	41,923
Policy loans	15,072	14,468	29,798	28,605
Short-term investments and cash equivalents	103	172	260	416
Other long-term investments	5,552	2,554	8,019	6,256

Gross investment income	108,113	109,957	211,224	217,387
Less: investment expenses	(4,893)	(4,925)	(9,527)	(9,847)

Net investment income	$103,220	$105,032	$201,697	$207,540

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2014 and 2013, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities	$4,503	$4,451	$5,775	$34,711
Equity securities	145	-	145	798
Commercial mortgage and other loans	(431)	242	(304)	690
Joint ventures and limited partnerships	-	(6)	-	(57)
Derivatives	27,443	(44,315)	111,565	(29,063)
Other	8	3	18	10

Realized investment gains (losses), net	$31,668	$(39,625)	$117,199	$7,089

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2014 and 2013, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$403	$56,243	$56,646
Change in other comprehensive income before reclassifications	(36)	170,185	170,149
Amounts reclassified from AOCI	-	(5,920)	(5,920)
Income tax benefit (expense)	13	(57,493)	(57,480)

Balance, June 30, 2014	$380	$163,015	$163,395

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$258	$267,204	$267,461
Change in other comprehensive income before reclassifications	(138)	(240,516)	(240,655)
Amounts reclassified from AOCI	-	(35,509)	(35,509)
Income tax benefit (expense)	48	96,608	96,656

Balance, June 30, 2013	$168	$87,787	$87,954

(1)	Includes cash flow hedges of ($7) million and ($5) million as of June 30, 2014 and December 31, 2013, respectively and $6 million and $0 million as of June 30, 2013 and December 31, 2012, respectively.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$(132)	$50

Net unrealized investment gains (losses) on available-for-sale securities (4)	4,780	5,870

Total net unrealized investment gains (losses)	4,648	5,920

Total reclassifications for the period	$4,648	$5,920

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$4,498	$(3,324)	$1,819	$(1,079)	$1,914
Net investment gains (losses) on investments arising during the period	1,410	-	-	(494)	916
Reclassification adjustment for (gains) losses included in net income	167	-	-	(58)	109
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	454	-	(159)	295
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(223)	78	(145)

Balance, June 30, 2014	$6,075	$(2,870)	$1,596	$(1,712)	$3,089

(1)	Balances are net of reinsurance.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$123,153	$(43,030)	$3,293	$(29,087)	$54,329
Net investment gains (losses) on investments arising during the period	196,175	-	-	(68,661)	127,514
Reclassification adjustment for (gains) losses included in net income	(6,087)	-	-	2,130	(3,957)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(65,487)	-	22,920	(42,567)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	37,855	(13,249)	24,606

Balance, June 30, 2014	$313,241	$(108,517)	$41,148	$(85,947)	$159,925

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Balances are net of reinsurance.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$6,075	$4,498
Fixed maturity securities, available-for-sale - all other	302,415	107,970
Equity securities, available-for-sale	1,816	204
Derivatives designated as cash flow hedges (1)	(7,093)	(4,701)
Other investments	16,103	19,680

Net unrealized gains (losses) on investments	$319,316	$127,651

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$996	$1	$17,107	$345	$18,103	$346
Obligations of U.S. states and their political subdivisions	-	-	22,874	706	22,874	706
Foreign government bonds	10,556	138	-	-	10,556	138
Corporate securities	176,677	2,015	652,027	26,506	828,704	28,521
Asset-backed securities	29,549	158	44,201	347	73,750	505
Commercial mortgage-backed securities	4,040	125	94,976	3,454	99,016	3,579
Residential mortgage-backed securities	-	-	30,734	223	30,734	223

Total	$221,818	$2,437	$861,919	$31,581	$1,083,737	$34,018

Equity securities, available-for-sale	$1	$-	$16	$1	$17	$1

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,123	$1,882	$-	$-	$24,123	$1,882
Obligations of U.S. states and their political subdivisions	51,216	5,904	2,496	470	53,712	6,374
Foreign government bonds	-	-	-	-	-	-
Corporate securities	1,596,468	101,780	97,731	16,844	1,694,199	118,624
Asset-backed securities	93,021	1,418	11,782	1,259	104,803	2,677
Commercial mortgage-backed securities	116,371	6,706	19,605	1,857	135,976	8,563
Residential mortgage-backed securities	42,121	1,472	3,225	27	45,346	1,499

Total	$1,923,320	$119,162	$134,839	$20,457	$2,058,159	$139,619

Equity securities, available-for-sale	$44	$3	$-	$-	$44	$3

The gross unrealized losses on fixed maturity securities at June 30, 2014 and December 31, 2013, are composed of $33 million and $136 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1 million and $4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At June 30, 2014, $32 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical and utility sectors of the Company’s corporate securities and in commercial mortgage-backed securities. At December 31, 2013, $20 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, and basic industry sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at June 30, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At June 30, 2014, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

At both June 30, 2014 and December 31, 2013, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at June 30, 2014 or December 31, 2013.

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

	As of June 30, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$95,709	$-	$-	$95,709
Obligations of U.S. states and their political subdivisions	-	127,223	-	-	127,223
Foreign government bonds	-	31,735	-	-	31,735
Corporate securities	-	4,792,085	22,097	-	4,814,182
Asset-backed securities	-	197,128	66,179	-	263,307
Commercial mortgage-backed securities	-	560,635	-	-	560,635
Residential mortgage-backed securities	-	154,704	-	-	154,704

Sub-total	-	5,959,219	88,276	-	6,047,495
Trading account assets:
Corporate securities	-	24,288	-	-	24,288
Asset-backed securities	-	1,987	-	-	1,987
Commercial mortgage-backed securities	-	-	-	-	-
Equity securities	-	-	1,463	-	1,463

Sub-total	-	26,275	1,463	-	27,738
Equity securities, available for sale	143	36,729	546	-	37,418
Short-term investments	33,585	75,943	18	-	109,546
Cash equivalents	12,627	7,000	-	-	19,627
Other long-term investments	-	129,151	1,805	(128,721)	2,235
Reinsurance recoverables	-	-	1,713,132	-	1,713,132
Receivables from parents and affiliates	-	163,539	23,817	-	187,356

Sub-total excluding separate account assets	46,355	6,397,856	1,829,057	(128,721)	8,144,547

Separate account assets (2)	918,593	106,003,695	285,811	-	107,208,099

Total assets	$964,948	$112,401,551	$2,114,868	$(128,721)	$115,352,646

Future policy benefits (4)	$-	$-	$1,700,747	$-	$1,700,747
Payables to parent and affiliates	-	131,327	-	(129,978)	1,349

Total liabilities	$-	$131,327	$1,700,747	$(129,978)	$1,702,096

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$93,525	$-	$-	$93,525
Obligations of U.S. states and their political subdivisions	-	78,951	-	-	78,951
Foreign government bonds	-	23,997	-	-	23,997
Corporate securities	-	4,523,076	18,293	-	4,541,369
Asset-backed securities	-	141,157	80,934	-	222,091
Commercial mortgage-backed securities	-	522,008	-	-	522,008
Residential mortgage-backed securities	-	169,460	-	-	169,460

Sub-total	-	5,552,174	99,227	-	5,651,401
Trading account assets:
Corporate securities	-	14,183	-	-	14,183
Asset-backed securities	-	1,978	-	-	1,978
Commercial mortgage-backed securities	-	-	-	-	-
Equity securities	-	-	2,731	-	2,731

Sub-total	-	16,161	2,731	-	18,892

Equity securities, available for sale	112	90	569	-	771
Short-term investments	9,216	6,768	18	-	16,002
Cash equivalents	5,962	199,825	-	-	205,787
Other long term investments	-	73,647	1,168	(73,219)	1,596
Reinsurance recoverables	-	-	11,400	-	11,400
Receivables from parents and affiliates	-	170,761	4,121	-	174,882

Sub-total excluding separate account assets	15,290	6,019,426	119,234	(73,219)	6,080,731

Separate account assets (2)	973,192	99,149,315	279,842	-	100,402,349

Total assets	$988,482	$105,168,741	$399,076	$(73,219)	$106,483,080

Future policy benefits (4)	$-	$-	$(348,399)	$-	$(348,399)
Payables to parents and affiliates	-	218,467	-	(73,051)	145,416
Other liabilities (3)	-	-	388,268	-	388,268

Total liabilities	$-	$218,467	$39,869	$(73,051)	$185,285

(1)	“Netting” amounts represent cash collateral of $1.2 million and $0.2 million as of June 30, 2014 and December 31, 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(3)	Reinsurance of variable annuity living benefit features that were classified as “Other Liabilities” at December 31, 2013 were reclassified to “Reinsurance Recoverables” at June 30, 2014 as they were in a net asset position.
(4)	As of June 30, 2014, the net embedded derivative liability position of $1,701 million includes $838 million of embedded derivatives in an asset position and $2,539 million of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative asset position of $348 million includes $1,228 million of embedded derivatives in an asset position and $880 million of embedded derivatives in a liability position.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may over-ride the information with an internally-developed valuation. As of June 30, 2014 and December 31, 2013, over-rides on a net basis were not material. Pricing service over-rides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. If the fair value is determined using pricing inputs that are observable in the market, the securities are reflected within Level 2; otherwise a Level 3 classification is used.

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

The majority of the Company’s derivative positions are traded in the over-the-counter (“OTC”) derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate, cross currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

The Company’s credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including overnight indexed swap discount rates, obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.

To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over LIBOR into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of June 30, 2014 and December 31, 2013, there were no internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Liabilities” when fair value is in an asset or liability position, respectively. The methods and assumption used to estimate the fair value are consistent with those described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.

The Company also has an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 7). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative which is included in “Reinsurance recoverables”. The fair value of this embedded derivative is the present value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that is attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rates, estimated NPR of the counterparty, and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates.

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

The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.

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

Transfers between Levels 1 and 2 - Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the three months ended June 30, 2014 there were no transfers between Levels 1 and 2. During the six months ended June 30, 2014, $1.9 million was transferred from Level 1 to Level 2. During the three and six months ended June 30, 2013, there were no transfers between Level 1 and Level 2.

Level 3 Assets and Liabilities by Price Source - The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$16,939	$5,158	$22,097
Asset-backed securities	262	65,917	66,179
Short-term investments	18	-	18
Equity securities	546	1,463	2,009
Other long-term investments	440	1,365	1,805
Reinsurance recoverables	1,713,132	-	1,713,132
Receivables from parents and affiliates	-	23,817	23,817

Subtotal excluding separate account assets	1,731,337	97,720	1,829,057

Separate account assets	82,312	203,499	285,811

Total assets	$1,813,649	$301,219	$2,114,868

Future policy benefits	$1,700,747	$-	$1,700,747

Total liabilities	$1,700,747	$-	$1,700,747

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$15,100	$3,193	$18,293
Asset-backed securities	355	80,579	80,934
Short-term investments	18	-	18
Equity securities	569	2,731	3,300
Other long-term investments	-	1,168	1,168
Reinsurance recoverables	11,400	-	11,400
Receivables from parents and affiliates	-	4,121	4,121

Subtotal excluding separate account assets	27,442	91,792	119,234

Separate account assets	81,795	198,047	279,842

Total assets	$109,237	$289,839	$399,076

Future policy benefits	$(348,399)	$-	$(348,399)
Other liabilities	388,268	-	388,268

Total liabilities	$39,869	$-	$39,869

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent non-binding broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities - The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of June 30, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$16,939	Discounted cash flow	Discount rate	9.78%	15.00%	10.28%	Decrease
		Market Comparables	EBITDA Multiples (2)	5.0X	6.2X	5.87X	Increase
Reinsurance recoverables - Living Benefits	$1,501,856	Fair values are determined in the same manner as future policy benefits.
Reinsurance recoverables - No Lapse Guarantee	$211,276	Discounted cash flow	Lapse rate (3)	0%	13%		Decrease

			NPR spread (4)	0.02%	1.03%		Decrease
			Mortality rate (5)	0%	23%		Decrease
			Premium Payment (6)	1X	3.75X		Decrease
Liabilities:

Future policy benefits (7)	$1,700,747	Discounted cash flow	Lapse rate (8)	0%	11%		Decrease

			NPR spread (4)	0.02%	1.03%		Decrease
			Utilization rate (9)	70%	98%		Increase
			Withdrawal rate (10)	86%	100%		Increase
			Mortality rate (11)	0%	13%		Decrease
			Equity Volatility curve	14%	28%		Increase

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$15,100	Discounted cash flow	Discount rate	8.28%	15.00%	10.61%	Decrease
		Market Comparable	EBITDA Multiples (2)	5.0X	7.0X	5.91X	Increase
		Liquidation	Liquidation value	11.61%	38.49%	31.83%	Increase
Reinsurance recoverables - No Lapse Guarantee	$11,400	See the Reinsurance Recoverable section above for an explanation of the fair value determination.
Liabilities:

Future policy benefits (7)	$(348,399)	Discounted cash flow	Lapse rate (8)	0%	11%		Decrease

			NPR spread (4)	0.08%	1.09%		Decrease
			Utilization rate (9)	70%	94%		Increase
			Withdrawal rate (10)	86%	100%		Increase
			Mortality rate (11)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase
Other Liabilities	$388,268	Represents reinsurance of variable annuity living benefits in a liability position. Fair values are determined in the same manner as future policy benefits.

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	For universal life, lapse rates vary based on funding level and other factors. Rates are set to zero when the no lapse guarantee is fully funded and the cash value is zero.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of individual living benefit contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company and its affiliates as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(5)	Universal life mortality rates are adjusted based on underwriting information. A mortality improvement assumption is also incorporated into the projection.
(6)	For universal life, premium payment assumptions vary by funding level. Some policies are assumed to pay the minimum premium required to maintain the no lapse guarantee. Other policies are assumed to pay a multiple of commissionable target premium levels (shown above and indicated as “X”). Policyholders are assumed to stop premium payments once the no lapse guarantee is fully funded.
(7)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(8)	Base lapse rates are adjusted at the contract level based on a comparison of the benefit amount and the policyholder account value and reflect other factors, such as the applicability of any surrender charges. A dynamic lapse adjustment reduces the base lapse rate when the benefit amount is greater than the account value, as in-the-money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(9)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. These assumptions vary based on the product type, the age of the contractholder and the age of the contract. The impact of changes in these assumptions is highly dependent on the contract type and age of the contractholder at the time of the sale and the timing of the first lifetime income withdrawal.
(10)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(11)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Policy Benefits - The Company expects benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

Real Estate and Other Invested Assets - Separate account assets include $82.3 million and $81.8 million of investments in real estate as of June 30, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. Fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 10.00% (6.27% weighted average) as of June 30, 2014 and 5.00% to 10.00% (6.82% weighted average) as of December 31, 2013 and discount rates which ranged from 6.75% to 10.50% (7.22% weighted average) as of June 30, 2014 and 6.75% to 11.00% (7.90% weighted average) as of December 31, 2013.

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

	Three Months Ended June 30, 2014
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale	Short-term investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$23,231	$106,081	$28,076	$2,802	$590	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	258	113	-	-	-	-
Asset management fees and other income	-	-	-	36	-	-
Included in other comprehensive income (loss)	48	(28)	-	-	20	-
Net investment income	21	66	-	-	-	-
Purchases	4,615	-	-	-	-	-
Sales	(3,800)	-	-	-	(64)	-
Issuances	-	-	-	-	-	-
Settlements	(1,033)	(30,305)	-	(1,375)	-	-
Transfers into Level 3 (2)	2,231	1,746	-	-	-	-
Transfers out of Level 3 (2)	(3,474)	(11,494)	(28,076)	-	-	-

Fair Value, end of period assets/(liabilities)	$22,097	$66,179	$-	$1,463	$546	$18

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(101)	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$38	$-	$-

	Three Months Ended June 30, 2014
	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,247	$1,018,443	$5,124	$278,638	$(1,014,755)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	91	548,605	-	(284)	(525,399)
Asset management fees and other income	17	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	4,046	-
Included in other comprehensive income (loss)	-	-	3	-	-
Net investment income	-	-	41	-	-
Purchases	35	146,084	18,649	5,191	-
Sales	-	-	-	(1,780)	-
Issuances	-	-	-	-	(160,593)
Settlements	(12)	-	-	-	-
Transfers into Level 3 (2)	427	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$1,805	$1,713,132	$23,817	$285,811	$(1,700,747)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$91	$552,449	$-	$-	$(529,822)
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$4,046	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale	Short Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18,293	$80,934	$-	$2,731	$569	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	256	113	-	-	-	-
Asset management fees and other income	-	-	-	107	-	-
Included in other comprehensive income (loss)	385	107	(2)	-	41	-
Net investment income	31	122	-	-	-	-
Purchases	12,586	-	28,078	-	-	-
Sales	(5,191)	-	-	-	(64)	-
Issuances	-	-	-	-	-	-
Settlements	(1,836)	(33,442)	-	(1,375)	-	-
Transfers into Level 3 (2)	2,231	31,153	-	-	-	-
Transfers out of Level 3 (2)	(4,658)	(12,808)	(28,076)	-	-	-

Fair Value, end of period assets/(liabilities)	$22,097	$66,179	$-	$1,463	$546	$18

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(101)	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$109	$-	$-

	Six Months Ended June 30, 2014
	Other Long- term Investments	Reinsurance Recoverables (4)	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,168	$(376,868)	$4,121	$279,842	$348,399
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	91	1,800,973	-	1,985	(1,732,681)
Asset management fees and other income	(5)	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	6,722	-
Included in other comprehensive income (loss)	-	-	41	-	-
Net investment income	-	-	-	-	-
Purchases	136	289,027	18,649	39,769	-
Sales	-	-	-	(42,507)	-
Issuances	-	-	-	-	(316,465)
Settlements	(12)	-	-	-	-
Transfers into Level 3 (2)	427	-	1,985	-	-
Transfers out of Level 3 (2)	-	-	(979)	-	-

Fair Value, end of period assets/(liabilities)	$1,805	$1,713,132	$23,817	$285,811	$(1,700,747)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$91	$1,803,209	$-	$-	$(1,735,757)
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$6,722	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$39,791	$119,053	$-	$3,737	$1,448
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	84	-	-	-	-
Asset management fees and other income	-	-	-	222	18
Included in other comprehensive income (loss)	(856)	(155)	(3)	-	-
Net investment income	19	86	-	-	-
Purchases	1,597	15,280	5,050	-	-
Sales	(3)	(1)	-	-	-
Settlements	(15,736)	(4,388)	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	(6,293)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$18,603	$129,875	$5,047	$3,959	$1,466

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$222	$-

	Three Months Ended June 30, 2013
	Other Long- term Investments	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities (4)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$842	$3,000	$262,007	$(575,595)	$504,797
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(9)	-	10	1,085,244	(1,008,441)
Asset management fees and other income	11	-	-	-	-
Interest credited to policyholders’ account balances	-	-	5,282	-	-
Included in other comprehensive income (loss)	-	(5)	-	-	-
Net investment income	87	(998)	-	-	-
Purchases	-	2,651	8,515	-	133,155
Sales	-	(1,000)	(4,638)	-	-
Issuances	-	-	-	(143,338)	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$931	$3,648	$271,176	$366,311	$(370,489)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$1,082,731	$(1,006,152)
Asset management fees and other income	$10	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$5,283	$-	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2013
	Fixed Maturities, Available for Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$36,981	$108,727	$-	$3,277	$1,489
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(696)	-	-	-	(56)
Asset management fees and other income	-	-	-	682	-
Included in other comprehensive income (loss)	(940)	164	(3)	-	33
Net investment income	58	174	-	-	-
Purchases	11,724	33,078	8,484	380	-
Sales	(2,323)	(1)	-	-	-
Issuances	-	-	-	-	-
Settlements	(19,908)	(12,267)	(3,434)	(380)	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	(6,293)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$18,603	$129,875	$5,047	$3,959	$1,466

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$682	$-

	Six Months Ended June 30, 2013
	Other Long- term Investments	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Other Liabilities (4)
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$988	$1,995	$248,255	$(1,417,891)	$1,287,157
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(232)	-	758	2,061,810	(1,915,881)
Asset management fees and other income	88	-	-	-	-
Interest credited to policyholders’ account balances	-	-	11,072	-	-
Included in other comprehensive income (loss)	-	2	-	-	-
Net investment income	-	-	-	-	-
Purchases	87	2,651	36,496	-	258,235
Sales	-	(1,000)	(25,405)	-	-
Issuances	-	-	-	(277,608)	-
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$931	3,648	$271,176	$366,311	$(370,489)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$2,051,063	$(1,906,147)
Asset management fees and other income	$89	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$11,072	$-	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statement of Financial Position.
(2)	Transfers into or out of Level 3 are reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Reinsurance of variable annuity living benefit features that were classified as “Other Liabilities” at 2013 and were reclassified to “Reinsurance Recoverables” at 2014 as they were in a net asset position.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers - Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company is able to validate.

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	June 30, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$8,175	$1,684,155	$1,692,330	$1,585,617
Policy loans	-	-	1,108,653	1,108,653	1,108,653
Other long term investments	-	-	6,569	6,569	5,616
Cash and cash equivalents	103,128	22,772	-	125,900	125,900
Accrued investment income	-	90,147	-	90,147	90,147
Receivables from parents and affiliates	-	86,153	-	86,153	85,894
Other assets	-	37,355	-	37,355	37,355

Total assets	$103,128	$244,602	$2,799,377	$3,147,107	$3,039,182

Liabilities:
Policyholders’ account balances - investment contracts	$-	$895,949	$40,334	$936,283	$944,688
Cash collateral for loaned securities	-	89,917	-	89,917	89,917
Securities sold under agreement to repurchase	-	4,400	-	4,400	4,400
Short-term debt	-	335,273	-	335,273	332,000
Long-term debt	-	1,511,447	-	1,511,447	1,463,000
Payables to parent and affiliates	-	37,004	-	37,004	37,004
Other liabilities	-	241,478	-	241,478	241,478

Total liabilities	$-	$3,115,468	$40,334	$3,155,802	$3,112,487

	December 31, 2013
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$7,827	$1,604,247	$1,612,074	$1,532,165
Policy loans	-	-	1,086,772	1,086,772	1,086,772
Other long term investments	-	-	4,751	4,751	4,268
Cash and cash equivalents	45,317	56,139	-	101,456	101,456
Accrued investment income	-	89,465	-	89,465	89,465
Receivables from parents and affiliates	-	87,849	-	87,849	87,481
Other assets	-	34,060	-	34,060	34,060

Total assets	$45,317	$275,340	$2,695,770	$3,016,427	$2,935,667

Liabilities:
Policyholders’ account balances - investment contracts	$-	$851,607	$40,451	$892,058	$901,860
Cash collateral for loaned securities	-	84,867	-	84,867	84,867
Short-term debt	-	275,268	-	275,268	274,900
Long-term debt	-	1,644,827	-	1,644,827	1,592,000
Payables to parent and affiliates	-	45,649	-	45,649	45,649
Other liabilities	-	270,339	-	270,339	270,339

Total liabilities	$-	$3,172,557	$40,451	$3,213,008	$3,169,615

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Policy Loans

During the fourth quarter of 2013, the Company changed the valuation technique used to fair value policy loans, For the period ended December 31, 2013, the fair value of policy loans was determined by discounting expected cash flows at the current loan coupon rate. As a result the carrying value of the policy loans approximates the fair value for the year ended December 31, 2013. Prior to this change, the fair value of U.S. insurance policy loans was calculated by discounting expected cash flows based upon current U.S. Treasury rates and historical loan repayment patterns.

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of June 30, 2014 and December 31, 2013.

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

Policyholders’ Account Balances - Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

Securities Sold Under Agreements to Repurchase

The Company receives collateral for selling securities under agreements to repurchase, or pledges collateral under agreements to resell. Repurchase and resale agreements are also generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

Cash Collateral for Loaned Securities

This represents the collateral received or paid in connection with loaning or borrowing securities, similar to the securities sold under agreement to repurchase below. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received or paid.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own NPR. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For commercial paper issuances and other debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

“Pruco Re”. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4.

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $1,701 million and an asset of $348 million as of June 30, 2014 and December 31, 2013, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $1,502 million and a liability of $388 million as of June 30, 2014 and December 31, 2013, respectively.

Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. The fair value of the embedded derivative was an asset of $211 million and $11 million as of June 30, 2014 and December 31, 2013, respectively. See Note 7 for additional information on the agreement with UPARC.

Prior to disposal in the fourth quarter of 2013, the Company invested in fixed maturities that, in addition to a stated coupon, provided a return based upon the results of an underlying portfolio of fixed income investments and related investment activity. The Company accounted for these investments as available-for-sale fixed maturities containing embedded derivatives. Such embedded derivatives are marked to market through “Realized investment gains (losses), net,” based upon the change in value of the underlying portfolio.

The table below provides a summary of the gross notional amount and fair value of derivatives contracts used in a non-broker-dealer capacity, excluding embedded derivatives which are recorded with the associated host, by the primary underlying. Many derivative instruments contain multiple underlyings.

	June 30, 2014			December 31, 2013
	Notional	Gross Fair Value		Notional	Gross Fair Value
Primary Underlying	Amount	Assets	Liabilities	Amount	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$270,355	$6,292	$(14,275)	$249,601	$6,304	$(11,583)

Total Qualifying Hedges	$270,355	$6,292	$(14,275)	$249,601	$6,304	$(11,583)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,334,400	$94,244	$(96,407)	$2,434,400	$47,475	$(185,222)
Interest Rate Options	100,000	3,173	-	-	-	-

Currency
Forwards	1,081	4	(13)	507	2	-
Credit
Credit Default Swaps	13,275	11	(768)	14,275	15	(862)
Currency/Interest Rate
Currency Swaps	67,963	333	(3,068)	69,450	211	(3,325)
Equity
Total Return Swaps	406,402	-	(2,264)	332,000	-	(8,057)
Equity Options	56,309,359	25,612	(14,533)	40,739,168	19,639	(9,418)

Total Non-Qualifying Hedges	59,232,480	123,377	(117,053)	43,589,800	67,342	(206,884)

Total Derivatives (1)	$59,502,835	$129,669	$(131,328)	$43,839,401	$73,646	$(218,467)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $1,701 million and an asset of $348 million as of June 30, 2014 and December 31, 2013, respectively, included in “Future policy benefits.” The reinsurance embedded derivatives was an asset of $1,713 million as of June 30, 2014, included in “Reinsurance Recoverables” and a liability of $388 million and an asset of $11 million, as of December 31, 2013, included in “Other Liabilities” and “Reinsurance Recoverables.”

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

	June 30, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$129,151	$(128,721)	$429	$(252)	$177
Securities purchased under agreement to resell	22,772	-	22,772	(22,772)	-

Total Assets	$151,923	$(128,721)	$23,201	$(23,024)	$177

Offsetting of Financial Liabilities:
Derivatives	$131,327	$(129,978)	$1,349	$(5,852)	$(4,503)
Securities sold under agreement to repurchase	4,400	-	4,400	(4,400)	-

Total Liabilities	$135,727	$(129,978)	$5,749	$(10,252)	$(4,503)

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$73,219	$(73,219)	$-	$-	$-
Securities purchased under agreement to resell	56,139	-	56,139	(56,139)	-

Total Assets	$129,358	$(73,219)	$56,139	$(56,139)	$-

Offsetting of Financial Liabilities:
Derivatives	$218,467	$(73,051)	$145,416	$(136,593)	$8,823
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$218,467	$(73,051)	$145,416	$(136,593)	$8,823

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended June 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$264	$(329)	$(2,500)

Total cash flow hedges	-	264	(329)	(2,500)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	70,929	-	-	-
Currency	(17)	-	-	-
Currency/Interest Rate	(273)	-	(18)	-
Credit	(116)	-	-	-
Equity	(26,232)	-	-	-
Embedded Derivatives	(16,848)	-	-	-

Total non-qualifying hedges	27,443	-	(18)	-

Total	$27,443	$264	$(347)	$(2,500)

	Six Months Ended June 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$517	$(400)	$(2,392)

Total cash flow hedges	-	517	(400)	(2,392)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	162,506	-	-	-
Currency	(14)	-	-	-
Currency/Interest Rate	654	-	(4)	-
Credit	(158)	-	-	-
Equity	(34,315)	-	-	-
Embedded Derivatives	(17,108)	-	-	-

Total non-qualifying hedges	111,565	-	(4)	-

Total	$111,565	$517	$(404)	$(2,392)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$240	$15	$(489)

Total cash flow hedges	-	240	15	(489)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(85,427)	-	-	-
Currency	(11)	-	-	-
Currency/Interest Rate	(296)	-	24	-
Credit	(149)	-	-	-
Equity	(11,115)	-	-	-
Embedded Derivatives	52,683	-	-	-

Total non-qualifying hedges	(44,315)	-	24	-

Total	$(44,315)	$240	$39	$(489)

	Six Months Ended June 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$468	$70	$5,619

Total cash flow hedges	-	468	70	5,619

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(119,795)	-	-	-
Currency	95	-	-	-
Currency/Interest Rate	255	-	24	-
Credit	(670)	-	-	-
Equity	(65,416)	-	-	-
Embedded Derivatives	156,468	-	-	-

Total non-qualifying hedges	(29,063)	-	24	-

Total	$(29,063)	$468	$94	$5,619

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the six months ended June 30, 2014 and 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations and there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2013	$(4,701)
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2014	(2,342)
Amount reclassified into current period earnings	(50)

Balance, June 30, 2014	$(7,093)

As of June 30, 2014 and 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of June 30, 2014 and December 31, 2013.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2014 and December 31, 2013, the Company had $13 million and $14 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its over-the-counter (“OTC”) derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral where appropriate, see Note 7. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $63 million of commercial loans as of June 30, 2014. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $79 million as of June 30, 2014.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of June 30, 2014, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses also include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended June 30, 2014 and 2013; and less than $1 million and $1 million for the six months ended June 30, 2014 and 2013, respectively. The expense charged to the Company for the deferred compensation program was $2 million for both the three months ended June 30, 2014 and 2013; and $4 million and $3 million for the six months ended June 30, 2014 and 2013, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million for both the three months ended June 30, 2014 and 2013; and $9 million and $11 million for the six months ended June 30, 2014 and 2013, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended June 30, 2014 and 2013; and $4 million for both the six months ended June 30, 2014 and 2013.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $223 million and $191 million for the three months ended June 30, 2014 and 2013, respectively; and $425 million and $478 million for the six months ended June 30, 2014 and 2013, respectively.

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,800 million at June 30, 2014 and $2,391 million at June 30, 2013. Fees related to these COLI policies were $10 million and $9 million for the three months ended June 30, 2014 and 2013, respectively; and $21 million and $18 million for the six months ended June 30, 2014 and 2013, respectively. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc., (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company, (“PARCC”), Universal Prudential Arizona Reinsurance Company, (“UPARC”), Pruco Re, Prudential Arizona Reinsurance Term Company, (“PAR Term”), Prudential Arizona Reinsurance Universal Company, (“PAR U”), Prudential Universal Reinsurance Company, (“PURC”), and Prudential Term Reinsurance Company, (“Term Re”), and its parent company, Prudential Insurance, in order to provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage the statutory capital for its individual life business, facilitate its capital market hedging program and align accounting methodology for the assets and liabilities of living benefit riders contained in annuities contracts. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

On January 2, 2013, the Company began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance is subsequently retroceded to PAR U. Collectively, reinsurance of this GUL business does not have a material impact on the equity of the Company.

Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers, for long duration reinsurance arrangements, are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. Reinsurance premiums ceded for interest-sensitive life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)

Reinsurance recoverable	$16,317,710	$13,657,859
Policy loans	(67,675)	(64,720)
Deferred policy acquisition costs	(1,627,661)	(1,627,838)
Policyholders’ account balances	4,839,907	4,681,356
Future policy benefits and other policyholder liabilities	1,773,639	1,359,340
Other liabilities (reinsurance payables) (1)	239,373	618,781

(1)	December 31, 2013 includes $388 million reclassed from reinsurance recoverables to other liabilities.

The reinsurance recoverables by counterparty is broken out below.

	June 30, 2014	December 31, 2013
	(in thousands)

UPARC	$258,319	$44,835
PAR U	8,693,467	8,091,714
PURC	1,047,009	940,218
PARCC	2,459,261	2,411,157
PAR Term	935,027	816,787
Term Re	40,834	-
Prudential Insurance	188,320	190,035
Pruco Re (1)	1,502,525	642
Prudential of Taiwan	1,189,432	1,157,639
Unaffiliated	3,516	4,832

Total Reinsurance Recoverables	$16,317,710	$13,657,859

(1)	December 31, 2013 excludes $388 million reclassed from reinsurance recoverable to other liabilities.

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Premiums:
Direct	$352,491	$330,174	$692,059	$645,941
Assumed	-	-	-	-
Ceded	(334,484)	(316,283)	(658,807)	(618,844)

Net Premiums	18,007	13,891	33,252	27,097

Policy charges and fee income:
Direct	688,988	615,496	1,352,773	1,194,364
Assumed	135,518	109,717	226,349	159,752
Ceded	(301,310)	(238,337)	(542,301)	(403,815)

Net policy charges and fee income:	523,196	486,876	1,036,821	950,301

Net investment income
Direct	104,007	105,413	202,998	208,402
Assumed	340	295	678	610
Ceded	(1,127)	(676)	(1,979)	(1,472)

Net investment income	103,220	105,032	201,697	207,540

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net other income:
Direct	$13,167	$11,176	$26,574	$24,411
Assumed & Ceded	-	-	-	(31,118)

Net other income	13,167	11,176	26,574	(6,707)

Interest credited to policyholders’ account balances:
Direct	105,230	41,048	206,123	81,770
Assumed	30,984	37,505	60,231	70,373
Ceded	(52,438)	(52,105)	(102,775)	(98,727)

Net interest credited to policyholders’ account balances	83,776	26,448	163,579	53,416

Policyholders’ benefits (including change in reserves):
Direct	466,514	343,326	963,994	749,731
Assumed	137,403	(1,565)	320,078	7,740
Ceded	(531,786)	(276,871)	(1,126,906)	(630,175)

Net policyholders’ benefits (including change in reserves)	72,131	64,890	157,166	127,296

Net reinsurance expense allowances, net of capitalization and amortization	(64,615)	(50,090)	(128,167)	(93,068)
Realized investment gains (losses) net:
Direct	(477,059)	993,396	(1,598,581)	1,913,638
Assumed	-	-		-
Ceded	508,727	(1,033,021)	1,715,780	(1,906,549)

Realized investment gains (losses) net	$31,668	$(39,625)	$117,199	$7,089

The gross and net amounts of life insurance face amount in force as of June 30, were as follows:

	June 30, 2014	June 30, 2013
	(in thousands)

Direct gross life insurance face amount in force	$685,708,205	$639,234,213
Assumed gross life insurance face amount in force	45,005,228	41,449,226
Reinsurance ceded	(671,295,042)	(624,334,216)

Net life insurance face amount in force	$59,418,391	$56,349,223

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $90 million and $76 million for the three months ended June 30, 2014 and 2013, respectively, and $176 million and $147 million for the six months ended June 30, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has another revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income from policyholders’ account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $3 million for both the three months ended June 30, 2014 and 2013 and $6 million for both the six months ended June 30, 2014 and 2013. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $4 million for both the three months ended June 30, 2014 and 2013 and $7 million for both the six months ended June 30, 2014 and 2013. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	Jan-13	Transfer In	Fixed Maturities	$126	$108	$(12)	$-	$-
PAR U	Jan-13	Transfer Out	Fixed Maturities	126	108	-	18	-
Prudential Insurance	Jan-13	Transfer In	Fixed Maturities, Commercial Mortgages, Short-term Investments, & Trading Account Assets	4,825	4,825	(1)	-	-
PAR U	Jan-13	Transfer Out	Fixed Maturities, Commercial Mortgages, Short-term Investments, & Trading Account Assets	4,826	4,821	-	5	-
UPARC	Feb-13	Transfer In	Fixed Maturities	56	52	-	-	-
PAR U	Feb-13	Transfer Out	Fixed Maturities	132	122	-	10	-
Prudential Insurance	Mar-13	Purchased	Fixed Maturities	47	44	(2)	-	-
Prudential Insurance	Mar-14	Purchased	Fixed Maturities	13	13	-	-	-

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs.

The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - June 30, 2014	Amount of Notes - December 31, 2013	Interest Rate	Date of Maturity
		(in thousands)
Prudential Financial	11/15/2010	$66,000	$66,000	3.01%	11/13/2015
Prudential Financial	6/20/2011	100,000	150,000	2.17% - 3.17%	6/2014 - 6/2016
Prudential Financial	12/15/2011	159,000	159,000	2.99% - 3.61%	12/2014 - 12/2016
Prudential Financial	12/16/2011	33,000	33,000	2.99% - 3.61%	12/2014 - 12/2016
Prudential Financial	12/20/2012	88,000	88,000	1.37%	12/15/2015
Prudential Insurance	12/20/2010	204,000	204,000	3.47%	12/21/2015
Washington Street Investment	6/20/2012	237,000	316,000	2.06% - 3.02%	6/2014 - 6/2017
Washington Street Investment	12/17/2012	264,000	264,000	1.12% - 1.87%	12/2014 - 12/2017
Washington Street Investment	12/17/2012	52,000	52,000	1.21% - 1.87%	12/2014 - 12/2017
Prudential Financial	11/15/2013	9,000	9,000	2.24%	12/15/2018
Prudential Financial	11/15/2013	23,000	23,000	3.19%	12/15/2020
Prudential Insurance	12/6/2013	120,000	120,000	2.60%	12/15/2018
Prudential Insurance	12/6/2013	130,000	130,000	4.39%	12/15/2023
Prudential Insurance	12/6/2013	250,000	250,000	3.64%	12/15/2020
Pru Funding, LLC	12/31/2013	-	2,900	0.23%	1/7/2014
Pru Funding, LLC	6/26/2014	60,000	-	0.24%	7/3/2014

Total Loans Payable to Affiliates		$1,795,000	$1,866,900

The total interest expense to the Company related to loans payable to affiliates was $12.9 million and $9.9 million for the three months ended June 30, 2014, and 2013, respectively and $26.0 million and $19.9 million for the six months ended June 30, 2014 and 2013, respectively.

Contributed Capital and Dividends

In June of 2014 the Company paid dividends in the amount of $338 million to Prudential Insurance. In July and December of 2013 the Company paid dividends in the amounts of $155 million and $268 million respectively to Prudential Insurance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2014, compared with December 31, 2013, and its consolidated results of operations for the three and six months ended June 30, 2014 and 2013. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On June 30, 2014, as a Designated Financial Company, Prudential Financial submitted to the Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) an initial annual resolution plan in the event of severe financial distress as required by the rules of the FRB and FDIC.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. In March 2014, Prudential Financial began participating in field testing to assist the IAIS in its development of ComFrame. Initial field testing has focused on gathering data to inform the development of the first step of ComFrame’s risk-based global insurance capital standard, known as the Basic Capital Requirement (“BCR”). The IAIS is scheduled to seek G20 endorsement of the proposed BCR framework in November 2014.

PLNJ is a licensed insurance company in New York, but is not domiciled in New York. In February 2014, the New York Department of Financial Services (“NY DFS”) notified PLNJ that it does not agree with PLNJ’s calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. PLNJ is continuing discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these and other products. If PLNJ is ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, PLNJ’s ability to deploy capital for other purposes could be affected and/or PLNJ could be required to obtain additional funding from Prudential Financial or its affiliates.

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and that adoption of new regulations contemplated by the Rector Report by individual states become an NAIC accreditation standard. On June 30, 2014, this NAIC Task Force adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical workgroups of the NAIC propose regulations to implement the new framework. In addition, another committee of the NAIC has proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” below.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed death benefits), and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. We also offer Prudential Defined Income Variable Annuity (“PDI”) to complement the variable annuity products we offer with the highest daily benefit. PDI provides for guaranteed lifetime withdrawal payments but restricts contractholder asset allocation to a single bond sub-account within the separate account. In addition, certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder a return of total deposits made to the contract less any partial withdrawals upon death.

We also offer annuities without guaranteed living benefits. In the second quarter of 2014, we launched the Prudential Premier Investment Variable Annuity (“IVA”), which offers tax-deferred asset accumulation with an optional death benefit that guarantees the contractholder a return of total deposits made to the contract less any partial withdrawals upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and/or non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts, which are within the general account, are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain investments made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, monthly rate setting, certain limitations on the amount of premiums accepted and/or subsequent contractholder deposits, an asset transfer feature, as well as required allocation to our general account for certain of our products. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of June 30, 2014, approximately $87 billion or 90% of total variable annuity account values contain a living benefit feature, compared to approximately $81 billion or 90% as of December 31, 2013. As of June 30, 2014, approximately $83 billion or 95% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $76.5 billion or 94% as of December 31, 2013.

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

Term Life Insurance

The Company offers a variety of term life insurance products which represent 62% of our net individual life insurance in force at June 30, 2014, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 24% of our net individual life insurance in force at June 30, 2014, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. The company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance

The Company offers universal life insurance products, which represent 14% of our net individual life insurance in force at June 30, 2014, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, we offer universal life insurance products that allow the policyholder to allocate a portion of their account balance into an index account that provides a return consistent with the S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. The company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews estimates and assumptions used in the preparation of financial statements. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition (“DAC”) and other costs; including deferred sales inducements (“DSI”);
•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;
•	Policyholder liabilities;
•	Reinsurance Recoverables:
•	Taxes on income; and
•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

The near-term future rate of return assumptions used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns over a period of time and initially adjust future projected equity returns over the next four years (the “near-term”) so that the assets are projected to grow at the long-term expected rate of return for the entire period. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 13%, we use our maximum future rate of return. As of June 30, 2014, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.6% near-term mean reversion equity rate of return.

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

Changes in Financial Position

June 30, 2014 versus December 31, 2013

Total assets increased $9,991 million, from $129,322 million at December 31, 2013 to $139,313 million at June 30, 2014. Significant components were:

—

Separate account assets increased $6,806 million, from $100,402 million at December 31, 2013 to $107,208 million at June 30, 2014, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

—

Reinsurance recoverables increased $2,660 million from $13,658 million at December 31, 2013 to $16,318 million at June 30, 2014. The increase was primarily driven by the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits, primarily driven by lower interest rates in addition to liabilities ceded arising from coinsurance of the Hartford Life GUL business, and the impact of term and universal life business growth which increased ceded reserves and ceded policyholders’ account balances. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

—

Total investments increased $634 million from $8,533 million at December 31, 2013 to $9,167 million at June 30, 2014, primarily driven by business growth in the universal life, term and variable annuity products in addition to favorable mark-to-market gains on investments due to lower interest rates.

Total liabilities increased $9,694 million, from $124,916 million at December 31, 2013 to $134,610 million at June 30, 2014. Significant components were:

—	Separate account liabilities increased $6,806 million, offsetting the increase in separate account assets described above.
—

Future policy benefits and other policyholder liabilities increased $2,925 million, from $6,917 million at December 31, 2013 to $9,841 million at June 30, 2014, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, in addition to an increase in the liabilities assumed related to coinsurance of the Hartford Life GUL business and an increase in reserves supporting term and universal life business arising from business growth.

—

Policyholder account balances increased $459 million, from $14,303 million at December 31, 2013 to $14,762 million at June 30, 2014, primarily driven by liabilities assumed related to coinsurance of the Hartford Life GUL business and continued universal life and variable annuity business growth.

—

Other liabilities decreased $389 million, from $965 million at December 31, 2013 to $576 million at June 30, 2014, related to a decrease in reinsurance payables driven by the mark-to-market of the reinsurance recoverable related to the liability for variable annuity living benefits, as described above.

Income (Loss) from Operations before Income Taxes

2014 to 2013 Three months Comparison. Income from operations before income taxes decreased $126 million from income of $426 million in the second quarter of 2013 to $300 million in the second quarter of 2014. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $128 million. This increase was primarily driven by realized investment gains in the mark-to-market of the no lapse guarantee reinsured to UPARC in our life products due to the impact of lower interest rates. Also contributing to the increase was higher fee income, net of distribution and amortization costs, related to higher average variable annuity account values invested in separate accounts driven by market appreciation and positive net flows from new business sales.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $224 million, with an amortization benefit of $39 million in the second quarter of 2014 compared to an amortization benefit of $263 million in the prior year quarter. The unfavorable variance was primarily driven by a larger benefit in the prior year quarter due to NPR losses. Adjustments to the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our products and to the amortization of DAC/DSI/unearned revenue reserve (“URR”) included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net charge of $7 million and a net benefit of $23 million in the second quarter of 2014 and 2013, respectively. The net charge in the second quarter of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance. The net benefit in the second quarter of 2013 primarily reflected the impact of higher expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions.

2014 to 2013 Six months Comparison. Income from operations before income taxes decreased $235 million from income of $881 million in the first six months of 2013 to $646 million in the first six months of 2014. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $242 million. This increase was primarily driven by realized investment gains in the mark-to-market of the no lapse guarantee reinsured to UPARC in our life products due to the impact of lower interest rates. Also contributing to the increase was higher fee income, net of distribution and amortization costs, related to higher average variable annuity account values invested in separate accounts driven by market appreciation and positive net flows from new business sales.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $417 million, with an amortization benefit of $88 million in the first six months of 2014 compared to an amortization benefit of $505 million in the first six months of 2013. The unfavorable variance was primarily driven by a larger benefit in the prior year period due to NPR losses. Adjustments to the reserves for the GMDB and GMIB features of our products and to the amortization of DAC/DSI/URR included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net charge of $17 million and a net benefit of $42 million in the first six months of 2014 and 2013, respectively. The net charge in the first six months of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance in both quarters. The net benefit in the first six months of 2013 primarily reflected the impact of higher expected rates of return on fixed income investments within contractholder accounts and future expected claims in the second quarter relative to our assumptions, as discussed above, and positive market performance on contractholder accounts in the first quarter relative to our assumptions.

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

Revenues, Benefits and Expenses

2014 to 2013 Three months Comparison. Revenues increased $127 million primarily driven by an increase of $71 million in realized investment gains, primarily driven by the mark-to-market gain of the no lapse guarantee reinsured to UPARC due to lower interest rates. Also contributing to the increase was a $36 million increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on policyholders’ fund balances primarily reflecting higher annuity average separate account asset balances driven by market appreciation and positive net flows from new business sales, partially offset by lower profits from the Universal Life product due to higher ceded policy charges and fee income through coinsurance agreements. Asset management fees also increased $15 million, driven by higher annuity average separate account asset balances as discussed above.

Benefits and expenses increased $253 million. This increase was primarily driven by an unfavorable variance of $163 million in DAC amortization and $57 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the increase was an increase of $26 million in general, administrative and other expenses, reflecting higher distribution expenses in our annuity products due to higher separate account asset values. Policyholders’ benefits, including changes in reserves increased $7 million, mainly driven by adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above.

2014 to 2013 Six months Comparison. Revenues increased $252 million primarily driven by an increase of $110 million in realized investment gains, primarily driven by the mark-to-market gain of the no lapse guarantee reinsured to UPARC due to lower interest rates, partially offset by the impact of coinsurance arrangements with affiliates related to our life products in the first quarter of 2013 and an unfavorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features and related hedges in our annuity products. Also contributing to the increase was an $87 million increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on policyholders’ fund balances primarily reflecting higher annuity average separate account asset balances driven by market appreciation and positive net flows from new business sales, partially offset by lower profits from the Universal Life product due to higher ceded policy charges and fee income through coinsurance agreements. Other Income increased $33 million, primarily driven by a favorable variance related to the coinsurance arrangements with affiliates in our life products in the first quarter of 2013. Asset management fees also increased $22 million, driven by higher annuity average separate account asset balances as discussed above.

Benefits and expenses increased $487 million. This increase was primarily driven by an unfavorable variance of $305 million in DAC amortization and $110 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the increase was an increase of $42 million in general, administrative and other expenses, reflecting higher distribution expenses in our annuity products due to higher separate account asset values. Policyholders’ benefits, including changes in reserves increased $30 million, mainly driven by adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above.

Income Taxes

The income tax provision amounted to an expense of $118 million and $222 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

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

As of June 30, 2014, the Company remains subject to examination in the U.S. for tax years 2004 through 2013.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s results in 2013 or in the first six months of 2014. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

For tax years 2007 through 2014, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax return. If disagreements arise, accelerated resolutions programs are available to try to resolve the disagreements in a timely manner before the tax return is filed.

In July 2014, the IRS issued an IDD relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for these hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company is analyzing the potential impact of electing this tax accounting method.

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

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of June 30, 2014 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Our regulatory capital levels are also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. As discussed above in “Regulatory Developments,” the NY DFS has notified PLNJ that it does not agree with PLNJ’s calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. If PLNJ is ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, PLNJ’s ability to deploy capital for other purposes could be affected and/or PLNJ could be required to obtain additional funding from Prudential Financial or its affiliates.

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

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc. a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and that adoption of new regulations contemplated by the Rector Report by individual states become an NAIC accreditation standard. On June 30, 2014, this NAIC Task Force adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical workgroups of the NAIC propose regulations to implement the new framework. In addition, another committee of the NAIC has proposed changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what, if any, changes may result from these initiatives. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

Our life insurance business is subject to Regulation XXX and Guideline AXXX. The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that these levels of reserves are non-economic. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to implement reinsurance and capital management actions to satisfy these reserve requirements, by financing these non-economic reserves through the issuance of surplus notes by the captives, which are treated as capital for statutory purposes. The affiliated reinsurance agreements are described further in Note 7.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2014 and December 31, 2013 the Company had liquid assets of $6,368 million and $5,994 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $255 million and $323 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, $5,613 million, or 93%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $434 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

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

As we continue to underwrite term and universal life insurance business, we expect to have additional financing needs for the funding of non-economic reserves required under Guideline AXXX and Regulation XXX. We believe we have sufficient financing resources in place to meet our financing needs under Guideline AXXX through 2015, assuming that the volume of new business remains consistent with current sales levels. In June 2014, an affiliated captive company amended the twenty-year captive financing facility that was entered into in December 2013 to finance Guideline AXXX reserves. The amendment increased the current financing capacity available under the facility from $2.0 billion to $3.5 billion, increased the maximum potential size of the facility to $4.0 billion and added additional external counterparties. The amendment also resulted in an increase in the outstanding amount of the surplus note currently issued by the captive from $900 million to $1.8 billion and allows for the financing of Guideline AXXX reserves resulting from the sale of universal life business in 2015. Because valid rights of set-off exist for this facility, interest and principal payments on the surplus note and credit-linked notes issued through the facility are settled on a net basis, and the surplus note is reflected in Prudential Financial’s total consolidated borrowings on a net basis. Also, in June 2014, another affiliated captive reinsurance company issued a $650 million surplus note to an affiliate for the purpose of financing Guideline AXXX reserves.

In April 2014, one of our affiliated captives issued an additional $250 million of surplus notes in return for an equal amount of credit-linked notes under a $2.0 billion facility for the third-party financing of Regulation XXX reserves associated with term life business written from 2010 to 2013. Following that issuance, an aggregate of $1.75 billion of surplus notes were outstanding under that facility. Because valid rights of set-off exist for this facility, interest and principal payments on the surplus notes and credit-linked notes issued through the facility are settled on a net basis, and the surplus notes are reflected in Prudential Financial’s total consolidated borrowings on a net basis. In March 2014, a newly-formed affiliated captive reinsurance company issued a $250 million surplus note to an affiliate to finance Regulation XXX reserves associated with term life sales in 2014. We are continuing to pursue solutions to address Regulation XXX financing needs generated by our expected sale of term life business during the remainder of 2014 and in subsequent years. If we are unsuccessful in executing these solutions, we may need to obtain financing from other sources, including through additional borrowings.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Principal Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of June 30, 2014. Based on such evaluation, the Principal Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2014