Form 10-Q
period 2014-09-30
PRUCO LIFE INSURANCE CO
filed 2014-11-13
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 13, 2014, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey Corporation, owned all of the Registrant’s Common Stock.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:	4

	Unaudited Interim Consolidated Statements of Financial Position As of September 30, 2014 and December 31, 2013	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) For the three and nine months ended September 30, 2014 and 2013	5

	Unaudited Interim Consolidated Statements of Equity For the nine months ended September 30, 2014 and 2013	6

	Unaudited Interim Consolidated Statements of Cash Flows For the nine months ended September 30, 2014 and 2013	7

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	9

	3. Investments	11

	4. Fair Value of Assets and Liabilities	19

	5. Derivative Instruments	33

	6. Commitments, Contingent Liabilities and Litigation and Regulatory Matters	38

	7. Related Party Transactions	39

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 4.	Controls and Procedures	55

PART II—OTHER INFORMATION		56

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 6.	Exhibits	56

SIGNATURES		57

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

Part I—Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

As of September 30, 2014 and December 31, 2013 (in thousands, except share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014 – $5,797,828; 2013 – $5,538,933)	$6,045,104	$5,651,401
Equity securities, available-for-sale, at fair value (cost: 2014 – $35,602; 2013 – $567)	37,300	771
Trading account assets, at fair value	26,670	18,892
Policy loans	1,117,779	1,086,772
Short-term investments	144,971	16,002
Commercial mortgage and other loans	1,572,075	1,532,165
Other long-term investments	300,327	226,704

Total investments	9,244,226	8,532,707
Cash and cash equivalents	370,997	307,243
Deferred policy acquisition costs	5,143,644	5,034,299
Accrued investment income	87,802	89,465
Reinsurance recoverables	18,260,644	13,657,859
Receivables from parents and affiliates	295,865	262,362
Deferred sales inducements	898,882	989,889
Other assets	38,715	45,983
Separate account assets	106,537,048	100,402,349

TOTAL ASSETS	$140,877,823	$129,322,156

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$15,169,697	$14,303,330
Future policy benefits and other policyholder liabilities	11,307,797	6,916,669
Cash collateral for loaned securities	92,594	84,867
Securities sold under agreements to repurchase	5,454	-
Income taxes	227,758	186,015
Short-term debt to affiliates	272,000	274,900
Long-term debt to affiliates	1,642,000	1,592,000
Payables to parent and affiliates	57,200	191,065
Other liabilities	720,137	964,740
Separate account liabilities	106,537,048	100,402,349

TOTAL LIABILITIES	136,031,685	124,915,935

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	805,241	804,237
Retained earnings	3,905,256	3,542,838
Accumulated other comprehensive income	133,141	56,646

TOTAL EQUITY	4,846,138	4,406,221

TOTAL LIABILITIES AND EQUITY	$140,877,823	$129,322,156

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2014 and 2013 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Premiums	$11,620	$14,612	$44,872	$41,709
Policy charges and fee income	501,995	438,560	1,538,816	1,388,861
Net investment income	100,954	105,714	302,651	313,254
Asset administration fees	95,948	82,954	279,099	244,281
Other income	15,391	12,936	41,965	6,229
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	-	(2,774)	(363)	(10,051)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	-	2,159	236	7,827
Other realized investment gains (losses), net	(37,958)	26,925	79,368	35,623

Total realized investment gains (losses), net	(37,958)	26,310	79,241	33,399

TOTAL REVENUES	687,950	681,086	2,286,644	2,027,733

BENEFITS AND EXPENSES
Policyholders’ benefits	90,679	19,449	247,845	146,745
Interest credited to policyholders’ account balances	90,126	(43,421)	253,705	9,995
Amortization of deferred policy acquisition costs	75,386	(365,413)	221,974	(524,013)
General, administrative and other expenses	256,434	211,372	741,518	654,605

TOTAL BENEFITS AND EXPENSES	512,625	(178,013)	1,465,042	287,332

INCOME FROM OPERATIONS BEFORE INCOME TAXES	175,325	859,099	821,602	1,740,401

Income tax expense	3,146	281,453	121,184	503,703

NET INCOME	$172,179	$577,646	$700,418	$1,236,698

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(446)	253	(482)	115
Unrealized investment gains (losses) for the period	(35,786)	(7,793)	134,399	(248,309)
Reclassification adjustment for (gains) losses included in net income	(10,313)	(7,762)	(16,233)	(43,271)

Net unrealized investment gains (losses)	(46,099)	(15,555)	118,166	(291,580)

Other comprehensive income (loss), before tax	(46,545)	(15,302)	117,684	(291,465)

Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(156)	88	(169)	40
Net unrealized investment gains (losses)	(16,135)	(5,444)	41,358	(102,053)

Total	(16,291)	(5,356)	41,189	(102,013)
Other comprehensive income (loss), net of tax:	(30,254)	(9,946)	76,495	(189,452)

COMPREHENSIVE INCOME (LOSS)	$141,925	$567,700	$776,913	$1,047,246

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Equity

Nine Months Ended September 30, 2014 and 2013 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2013	$2,500	$804,237	$3,542,838	$56,646	$4,406,221
Dividend to Parent	-	-	(338,000)	-	(338,000)
Contributed (distributed) capital-parent/children asset transfers	-	1,004	-	-	1,004
Comprehensive income (loss):
Net income (loss)	-	-	700,418	-	700,418
Other comprehensive income (loss), net of tax	-	-	-	76,495	76,495

Total comprehensive income (loss)					776,913

Balance, September 30, 2014	$2,500	$805,241	$3,905,256	$133,141	$4,846,138

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2012	$2,500	$818,303	$2,427,628	$267,461	$3,515,892
Dividend to Parent	-	-	(155,000)	-	(155,000)
Contributed (distributed) capital-parent/children asset transfers	-	(14,066)	-	-	(14,066)
Comprehensive income (loss):
Net income (loss)	-	-	1,236,698	-	1,236,698
Other comprehensive income (loss), net of tax	-	-	-	(189,452)	(189,452)

Total comprehensive income (loss)					1,047,246

Balance, September 30, 2013	$2,500	$804,237	$3,509,326	$78,009	$4,394,072

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013 (in thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$700,418	$1,236,698
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(55,181)	(88,666)
Interest credited to policyholders’ account balances	253,705	9,995
Realized investment gains, net	(79,241)	(33,399)
Amortization and other non-cash items	(45,185)	(41,107)
Change in:
Future policy benefits and other insurance liabilities	1,019,549	850,048
Reinsurance recoverables	(1,006,732)	(828,742)
Accrued investment income	530	(4,348)
Receivables from parent and affiliates	(24,315)	(60,464)
Payables to parent and affiliates	(2,154)	42,744
Deferred policy acquisition costs	(240,092)	(1,183,448)
Income taxes payable	60,974	316,307
Deferred sales inducements	(7,204)	(18,446)
Other, net	(4,323)	(11,488)

Cash flows from operating activities	$570,749	$185,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$639,755	$935,904
Short-term investments	286,358	554,788
Policy loans	87,805	102,702
Ceded policy loans	(7,371)	(7,711)
Commercial mortgage and other loans	76,513	131,846
Other long-term investments	5,928	9,919
Equity securities, available-for-sale	5,200	13,566
Trading account assets, at fair value	1,375	6,025
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,054,570)	(1,630,954)
Short-term investments	(414,778)	(529,824)
Policy loans	(85,403)	(78,052)
Ceded policy loans	7,931	7,189
Commercial mortgage and other loans	(179,627)	(235,239)
Other long-term investments	(42,163)	(26,819)
Equity securities, available-for-sale	(40,101)	(10,508)
Trading account assets, at fair value	(8,800)	(9,478)
Notes receivable from parent and affiliates, net	(3,512)	11,955
Other, net	2,190	(761)

Cash flows used in investing activities	$(723,270)	$(755,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$2,163,820	$2,511,968
Ceded policyholders’ account deposits	(454,822)	(295,895)
Policyholders’ account withdrawals	(1,254,572)	(1,916,728)
Ceded policyholders’ account withdrawals	29,532	32,761
Reinsurance recoverables	-	1,397
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	13,181	28,525
Dividend to parent	(338,000)	(155,000)
Contributed (Distributed) capital - parent/child asset transfers	130	(3,374)
Net change in financing arrangements (maturities 90 days or less)	(2,900)	175,415
Proceeds from the issuance of debt (maturities longer than 90 days)	390,000	-
Repayments of debt (maturities longer than 90 days)	(340,000)	(129,000)
Drafts outstanding	9,906	19,320

Cash flows from financing activities	$216,275	$269,389

NET DECREASE IN CASH AND CASH EQUIVALENTS	63,754	(300,379)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	307,243	412,109

CASH AND CASH EQUIVALENTS, END OF PERIOD	$370,997	$111,730

See Notes to Unaudited Interim Consolidated Financial Statements

Significant Non Cash Transactions

Cash Flows from Investing Activities for the nine months ended September 30, 2014 excludes $178 million of decreases in fixed maturities, available for sale, commercial mortgages and private equity related to the amendments of the reinsurance agreements between Pruco Life Insurance Company, or the “Company” and Prudential Universal Reinsurance Company (“PURC”), an affiliate, in the third quarter of 2014.

Cash Flows from Investing Activities for the nine months ended September 30, 2014 excludes $61 million of decreases in fixed maturities, available for sale, related to the tax settlements with Prudential Financial Inc. (“PFI”), which are related to the amendments of the reinsurance agreements between the Company and Universal Prudential Arizona Reinsurance Company (“UPARC”), an affiliate, and the Company and PURC in the third quarter of 2014.

Cash Flows from Investing Activities for the nine months ended September 30, 2013 excludes $56 million of increases in fixed maturities, available for sale and $132 million of decreases in fixed maturities, available for sale related to the amendments of the reinsurance agreements between the Company and UPARC, and the Company, and Prudential Arizona Reinsurance Universal Company (“PAR U”), an affiliate, in the first quarter of 2013.

Cash Flows from Investing Activities for the nine months ended September 30, 2013 excludes $192 million of increases in fixed maturities, available for sale, and commercial mortgages and $704 million of decreases in fixed maturities, available for sale, and commercial mortgages related to the amendments of the reinsurance agreements between the Company and UPARC and the Company, and PAR U in the third quarter of 2013.

Cash Flows from Investing Activities for the nine months ended September 30, 2013 excludes $25 million of decreases in fixed maturities, available for sale, related to the tax settlements with PFI, which are related to the amendments of the reinsurance agreements between the Company and UPARC, and the Company and PARU in the third quarter of 2013.

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

See Note 7 to the Unaudited Interim Consolidated Financial Statements for more information on related party transactions.

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

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance became effective for interim or annual reporting periods that began on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 5.

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

In August 2014, the FASB issued guidance requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014, with early adoption permitted. This guidance can be adopted using either a prospective transition method or a modified retrospective transition method. This guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$85,607	$6,919	$227	$92,299	$-
Obligations of U.S. states and their political subdivisions	229,717	9,293	749	238,261	-
Foreign government bonds	34,507	2,927	207	37,227	-
Public utilities	670,034	44,192	6,040	708,186	-
Redeemable preferred stock	825	113	-	938	-
All other corporate securities	3,769,010	191,462	30,931	3,929,541	(247)
Asset-backed securities (1)	361,020	9,562	431	370,151	(4,267)
Commercial mortgage-backed securities	510,978	15,361	4,271	522,068	-
Residential mortgage-backed securities (2)	136,130	10,647	344	146,433	(893)

Total fixed maturities, available-for-sale	$5,797,828	$290,476	$43,200	$6,045,104	$(5,407)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$66	$35	$-	$101
Industrial, miscellaneous & other	4	57	-	61
Mutual funds	35,192	1,404	25	36,571
Non-redeemable preferred stocks	340	227	-	567

Total equity securities, available-for-sale	$35,602	$1,723	$25	$37,300

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $12 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$89,497	$5,910	$1,882	$93,525	$-
Obligations of U.S. states and their political subdivisions	83,807	1,518	6,374	78,951	-
Foreign government bonds	20,357	3,640	-	23,997	-
Public utilities	796,747	32,303	29,281	799,769	-
Redeemable preferred stock	681	126	-	807	-
All other corporate securities	3,661,419	168,717	89,343	3,740,793	(252)
Asset-backed securities (1)	216,081	8,687	2,677	222,091	(7,783)
Commercial mortgage-backed securities	510,255	20,316	8,563	522,008	-
Residential mortgage-backed securities (2)	160,089	10,870	1,499	169,460	(973)

Total fixed maturities, available-for-sale	$5,538,933	$252,087	$139,619	$5,651,401	$(9,008)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$131	$29	$-	$160
Industrial, miscellaneous & other	4	12	-	16
Mutual funds	91	3	3	91
Non-redeemable preferred stocks	341	163	-	504

Total equity securities, available-for-sale	$567	$207	$3	$771

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $14 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2014, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$211,134	$214,946
Due after one year through five years	1,158,667	1,245,523
Due after five years through ten years	1,416,971	1,455,691
Due after ten years	2,002,928	2,090,292
Asset-backed securities	361,020	370,151
Commercial mortgage-backed securities	510,978	522,068
Residential mortgage-backed securities	136,130	146,433

Total	$5,797,828	$6,045,104

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$8,665	$96,062	$127,142	$338,380
Proceeds from maturities/repayments	158,912	165,164	506,694	598,411
Gross investment gains from sales, prepayments and maturities	6,815	11,543	13,641	50,697
Gross investment losses from sales and maturities	(301)	(2,853)	(1,225)	(5,687)

Equity securities, available-for-sale
Proceeds from sales	$-	$11,211	$5,210	$13,563
Proceeds from maturities/repayments	-	-	-	3
Gross investment gains from sales	-	484	145	1,338
Gross investment losses from sales	-	(786)	-	(786)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$-	$(615)	$(127)	$(2,224)
Writedowns for impairments on equity securities	-	(11)	-	(67)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other Comprehensive Income (Loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(in thousands)
Balance, beginning of period	$8,547	$14,661
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(61)	(5,979)
Credit loss impairment recognized in the current period on securities not previously impaired	-	-
Additional credit loss impairments recognized in the current period on securities previously impaired	-	-
Increases due to the passage of time on previously recorded credit losses	78	280
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(42)	(440)

Balance, end of period	$8,522	$8,522

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
	(in thousands)
Balance, beginning of period	$14,840	$27,702
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(117)	(13,792)
Credit loss impairment recognized in the current period on securities not previously impaired	17	31
Additional credit loss impairments recognized in the current period on securities previously impaired	88	798
Increases due to the passage of time on previously recorded credit losses	261	702
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(18)	(370)

Balance, end of period	$15,071	$15,071

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$22,972	$25,207	$14,118	$16,162
Equity securities	686	1,463	1,388	2,730

Total trading account assets	$23,658	$26,670	$15,506	$18,892

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $(1.1) million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $(0.4) million and $1.7 million during the nine months ended September 30, 2014 and 2013, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2014		December 31, 2013

	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Retail	$437,681	27.9%	$467,059	30.5%
Apartments/Multi-Family	358,026	22.8	298,365	19.5
Industrial	273,372	17.5	272,239	17.7
Office	214,728	13.7	195,499	12.8
Other	88,054	5.6	102,294	6.6
Hospitality	92,673	5.9	90,085	5.9

Total commercial mortgage loans	1,464,534	93.4	1,425,541	93.0
Agricultural property loans	103,015	6.6	107,118	7.0

Total commercial and agricultural mortgage loans by property type	1,567,549	100.0%	1,532,659	100.0%

Valuation allowance	(3,884)		(8,904)

Total net commercial and agricultural mortgage loans by property type	1,563,665		1,523,755

Other Loans
Uncollateralized loans	8,410		8,410

Total other loans	8,410		8,410

Total commercial mortgage and other loans	$ 1,572,075		$ 1,532,165

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States and other countries with the largest concentrations in California (21%), Texas (12%), and New Jersey (11%) at September 30, 2014.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Activity in the allowance for credit losses for all commercial mortgage and other loans, for the periods indicated, is as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Allowance for credit losses, beginning of year	$8,904	$6,028
Addition to / (release of) allowance for losses	(2,102)	2,876
Charge-offs, net of recoveries	(2,918)	-

Total ending balance (1)	$3,884	$8,904

(1)	Agricultural loans represent $0.1 million and $0.3 million in the periods ending September 30, 2014 and December 31, 2013, respectively.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2014	December 31, 2013

	(in thousands)
Allowance for Credit Losses:
Ending balance: individually evaluated for impairment (1)	$823	$3,084
Ending balance: collectively evaluated for impairment (2)	3,061	5,820

Total ending balance	$3,884	$8,904

Recorded Investment: (3)
Ending balance gross of reserves: individually evaluated for impairment (1)	$15,875	$6,392
Ending balance gross of reserves: collectively evaluated for impairment (2)	1,560,084	1,534,677

Total ending balance, gross of reserves	$1,575,959	$1,541,069

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at both September 30, 2014 and December 31, 2013.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $103 million and $107 million at September 30, 2014 and December 31, 2013, respectively, and a related allowance of $0.1 million and $0.3 million at September 30, 2014 and December 31, 2013, respectively. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8 million at both September 30, 2014 and December 31, 2013 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of September 30, 2014, had a recorded investment and unpaid principal balance of $15.9 million and related allowance of $0.8 million primarily related to office property types. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of December 31, 2013, had a recorded investment and unpaid principal balance of $6.4 million and related allowance of $3.1 million primarily related to other property types. At both September 30, 2014 and December 31, 2013, the Company held no impaired agricultural or uncollateralized loans. Net investment income recognized on impaired commercial mortgage loans totaled $0.6 million as of September 30, 2014. There was no material net investment income recognized on these loans as of December 31, 2013.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at both September 30, 2014 and December 31, 2013. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth certain key credit quality indicators as of September 30, 2014, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - September 30, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
Loan-to-Value Ratio	(in thousands)
0%-59.99%	$917,748	$25,670	$10,116	$953,534
60%-69.99%	370,239	-	27,232	397,471
70%-79.99%	165,535	14,703	13,909	194,147
Greater than 80%	-	15,875	6,522	22,397

Total commercial and agricultural mortgage loans	$1,453,522	$56,248	$57,779	$1,567,549

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

As of September 30, 2014 and December 31, 2013, $1.6 billion and $1.5 billion, respectively, of commercial mortgage and other loans were in current status. As of September 30, 2014, no commercial mortgage and other loans were classified as past due. As of December 31, 2013, $6.4 million of commercial mortgage and other loans were classified as past due, primarily related to other property types. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.

As of September 30, 2014, $15.9 million of commercial mortgage and other loans were in nonaccrual status based upon the recorded investment gross of allowance for credit losses. As of December 31, 2013, $6.4 million of commercial mortgage and other loans were in nonaccrual status based upon the recorded investment gross of allowance for credit losses, primarily related to other property types. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion regarding nonaccrual status loans.

For the three and nine months ended both September 30, 2014 and 2013, there were no commercial mortgages and other loans sold or acquired, other than those through direct origination.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2014 and December 31, 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During both the three and nine months ended September 30, 2014 there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgages. During both the three and nine months ended September 30, 2013 there were adjusted pre-modification outstanding recorded investments of $8.3 million and post-modification outstanding recorded investments of $7.5 million related to commercial mortgage loans. During the three and nine months ended both September 30, 2014 and 2013, there were no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Net Investment Income

Net investment income for the three and nine months ended September 30, 2014 and 2013, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities, available-for-sale	$65,656	$71,268	$197,684	$211,145
Equity securities, available-for-sale	-	-	1	1
Trading account assets	206	194	603	503
Commercial mortgage and other loans	20,963	20,577	61,684	62,500
Policy loans	15,634	15,623	45,432	44,228
Short-term investments and cash equivalents	89	174	349	590
Other long-term investments	3,467	2,718	11,486	8,974

Gross investment income	106,015	110,554	317,239	327,941
Less: investment expenses	(5,061)	(4,840)	(14,588)	(14,687)

Net investment income	$100,954	$105,714	$302,651	$313,254

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2014 and 2013, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fixed maturities	$10,313	$8,075	$16,088	$42,786
Equity securities	-	(313)	145	485
Commercial mortgage and other loans	5,217	6,122	4,913	6,811
Joint ventures and limited partnerships	-	(15)	-	(73)
Derivatives	(53,489)	12,432	58,076	(16,629)
Other	1	9	19	19

Realized investment gains (losses), net	$(37,958)	$26,310	$79,241	$33,399

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2014 and 2013, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$403	$56,243	$56,646
Change in other comprehensive income before reclassifications	(482)	134,399	133,917
Amounts reclassified from AOCI	-	(16,233)	(16,233)
Income tax benefit (expense)	169	(41,358)	(41,189)

Balance, September 30, 2014	$90	$133,051	$133,141

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2012	$257	$267,204	$267,461
Change in other comprehensive income before reclassifications	115	(248,309)	(248,194)
Amounts reclassified from AOCI	-	(43,271)	(43,271)
Income tax benefit (expense)	(40)	102,053	102,013

Balance, September 30, 2013	$332	$77,677	$78,009

(1)	Includes cash flow hedges of $6.0 million and $(5.0) million as of September 30, 2014 and December 31, 2013, respectively, and $(3.0) million and $0.1 million as of September 30, 2013 and December 31, 2012, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$987	$1,037

Net unrealized investment gains (losses) on available-for-sale securities (4)	9,326	15,196

Total net unrealized investment gains (losses)	10,313	16,233

Total reclassifications for the period	$10,313	$16,233

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$4,498	$(3,324)	$1,819	$(1,079)	$1,914
Net investment gains (losses) on investments arising during the period	1,679	-	-	(588)	1,091
Reclassification adjustment for (gains) losses included in net income	163	-	-	(57)	106
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	429	-	(150)	279
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(397)	139	(258)

Balance, September 30, 2014	$6,340	$(2,895)	$1,422	$(1,735)	$3,132

(1)	Balances are net of reinsurance.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2013	$123,153	$(43,030)	$3,293	$(29,087)	$54,329
Net investment gains (losses) on investments arising during the period	153,960	-	-	(53,885)	100,075
Reclassification adjustment for (gains) losses included in net income	(16,396)	-	-	5,738	(10,658)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(41,225)	-	14,429	(26,796)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	19,952	(6,983)	12,969

Balance, September 30, 2014	$260,717	$(84,255)	$23,245	$(69,788)	$129,919

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Balances are net of reinsurance.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$6,340	$4,498
Fixed maturity securities, available-for-sale - all other	240,936	107,970
Equity securities, available-for-sale	1,698	204
Derivatives designated as cash flow hedges (1)	5,544	(4,701)
Other investments	12,539	19,680

Net unrealized gains (losses) on investments	$267,057	$127,651

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,025	$46	$8,678	$181	$13,703	$227
Obligations of U.S. states and their political subdivisions	30,599	427	5,546	322	36,145	749
Foreign government bonds	16,111	207	-	-	16,111	207
Public utilities	94,258	1,662	73,714	4,378	167,972	6,040
All other corporate securities	480,302	12,681	371,284	18,250	851,586	30,931
Asset-backed securities	77,865	136	53,430	295	131,295	431
Commercial mortgage-backed securities	11,950	138	94,273	4,133	106,223	4,271
Residential mortgage-backed securities	5,700	7	29,673	337	35,373	344

Total	$721,810	$15,304	$636,598	$27,896	$1,358,408	$43,200

Equity securities, available-for-sale	$4,983	$25	$16	$-	$4,999	$25

	December 31, 2013
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,123	$1,882	$-	$-	$24,123	$1,882
Obligations of U.S. states and their political subdivisions	51,216	5,904	2,496	470	53,712	6,374
Foreign government bonds	-	-	-	-	-	-
Public utilities	379,191	26,462	18,112	2,819	397,303	29,281
All other corporate securities	1,217,277	75,318	79,619	14,025	1,296,896	89,343
Asset-backed securities	93,021	1,418	11,782	1,259	104,803	2,677
Commercial mortgage-backed securities	116,371	6,706	19,605	1,857	135,976	8,563
Residential mortgage-backed securities	42,121	1,472	3,225	27	45,346	1,499

Total	$1,923,320	$119,162	$134,839	$20,457	$2,058,159	$139,619

Equity securities, available-for-sale	$44	$3	$-	$-	$44	$3

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses on fixed maturity securities at September 30, 2014 and December 31, 2013, were composed of $38 million and $136 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $5 million and $4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At September 30, 2014, $28 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical and utility sectors of the Company’s corporate securities and in commercial mortgage-backed securities. At December 31, 2013, $20 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, and basic industry sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Financial Statements included in its 2013 Annual Report on Form 10-K, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at September 30, 2014 or December 31, 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening and increased liquidity discounts. At September 30, 2014, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

At both September 30, 2014 and December 31, 2013, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with our policy described in Note 2 to the Company’s Financial Statements included in our 2013 Annual Report on Form 10-K, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at September 30, 2014 or December 31, 2013.

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

Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value), certain short-term investments and certain cash equivalents, and certain over-the-counter derivatives.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of September 30, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$92,299	$-	$-	$92,299
Obligations of U.S. states and their political subdivisions	-	238,261	-	-	238,261
Foreign government bonds	-	37,227	-	-	37,227
Corporate securities	-	4,609,180	29,485	-	4,638,665
Asset-backed securities	-	237,863	132,288	-	370,151
Commercial mortgage-backed securities	-	522,068	-	-	522,068
Residential mortgage-backed securities	-	146,433	-	-	146,433

Sub-total	-	5,883,331	161,773	-	6,045,104
Trading account assets:
Corporate securities	-	23,219	-	-	23,219
Asset-backed securities	-	1,988	-	-	1,988
Equity securities	-	-	1,463	-	1,463

Sub-total	-	25,207	1,463	-	26,670

Equity securities, available for sale	119	36,571	610	-	37,300
Short-term investments	27,998	116,973	-	-	144,971
Cash equivalents	7,000	258,238	-	-	265,238
Other long-term investments	-	159,537	2,125	(115,753)	45,909
Reinsurance recoverables	-	-	2,923,623	-	2,923,623
Receivables from parents and affiliates	-	165,523	19,299	-	184,822

Sub-total excluding separate account assets	35,117	6,645,380	3,108,893	(115,753)	9,673,637

Separate account assets (2)	877,524	105,373,095	286,429	-	106,537,048

Total assets	$912,641	$112,018,475	$3,395,322	$(115,753)	$116,210,685

Future policy benefits (4)	$-	$-	$2,946,508	$-	$2,946,508
Payables to parent and affiliates	-	102,012	-	(102,012)	-

Total liabilities	$-	$102,012	$2,946,508	$(102,012)	$2,946,508

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$93,525	$-	$-	$93,525
Obligations of U.S. states and their political subdivisions	-	78,951	-	-	78,951
Foreign government bonds	-	23,997	-	-	23,997
Corporate securities	-	4,523,076	18,293	-	4,541,369
Asset-backed securities	-	141,157	80,934	-	222,091
Commercial mortgage-backed securities	-	522,008	-	-	522,008
Residential mortgage-backed securities	-	169,460	-	-	169,460

Sub-total	-	5,552,174	99,227	-	5,651,401
Trading account assets:
Corporate securities	-	14,183	-	-	14,183
Asset-backed securities	-	1,978	-	-	1,978
Equity securities	-	-	2,731	-	2,731

Sub-total	-	16,161	2,731	-	18,892

Equity securities, available for sale	112	90	569	-	771
Short-term investments	9,216	6,768	18	-	16,002
Cash equivalents	5,962	199,825	-	-	205,787
Other long term investments	-	73,647	1,168	(73,219)	1,596
Reinsurance recoverables	-	-	11,400	-	11,400
Receivables from parents and affiliates	-	170,761	4,121	-	174,882

Sub-total excluding separate account assets	15,290	6,019,426	119,234	(73,219)	6,080,731

Separate account assets (2)	973,192	99,149,315	279,842	-	100,402,349

Total assets	$988,482	$105,168,741	$399,076	$(73,219)	$106,483,080

Future policy benefits (4)	$-	$-	$(348,399)	$-	$(348,399)
Payables to parents and affiliates	-	218,467	-	(73,051)	145,416
Other liabilities (3)	-	-	388,268	-	388,268

Total liabilities	$-	$218,467	$39,869	$(73,051)	$185,285

(1)	“Netting” amounts represent cash collateral of $13.7 million and $0.2 million as of September 30, 2014 and December 31, 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(3)	Reinsurance of variable annuity living benefit features that were classified as “Other Liabilities” at December 31, 2013 were reclassified to “Reinsurance Recoverables” in 2014 as they were no longer in a net asset position.
(4)	As of September 30, 2014, the net embedded derivative liability position of $2,947 million includes $725 million of embedded derivatives in an asset position and $3,672 million of embedded derivatives in a liability position. As of December 31, 2013, the net embedded derivative asset position of $348 million includes $1,228 million of embedded derivatives in an asset position and $880 million of embedded derivatives in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. If the pricing information received from third party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing service is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of September 30, 2014 and December 31, 2013, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using a discounted cash flow model. If the fair value is determined using pricing inputs that are observable in the market, the securities are reflected within Level 2; otherwise a Level 3 classification is used.

Trading Account Assets - Trading account assets consist primarily of corporate securities, asset-backed securities and perpetual preferred stock whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities.”

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of September 30, 2014 and December 31, 2013, there were no internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments - Cash equivalents and short-term investments include money market instruments, and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs and, these investments have primarily been classified within Level 2.

Separate Account Assets - Separate account assets include fixed maturity securities, treasuries, equity securities and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

Receivables from Parent and Affiliates - Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity whose fair value are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables - Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. These guarantees are accounted for as embedded derivatives and are recorded in “Reinsurance Recoverables” or

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

“Other Liabilities” when fair value is in an asset or liability position, respectively. The methods and assumption used to estimate the fair value are consistent with those described below in “Future Policy Benefits.” The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.

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

Transfers between Levels 1 and 2 - Transfers between levels are generally reported at the values as of the beginning of the period in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. The classification of Separate Account funds may vary dependent on the availability of information to the public. Should a fund’s net asset value become publicly observable, the fund would be transferred from Level 2 to Level 1. During the three months ended September 30, 2014 there were no transfers between Levels 1 and 2. During the nine months ended September 30, 2014, $1.9 million was transferred from Level 1 to Level 2. During the three and nine months ended September 30, 2013, there were no transfers between Level 1 and Level 2.

Level 3 Assets and Liabilities by Price Source - The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of September 30, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$25,979	$3,506	$29,485
Asset-backed securities	296	131,992	132,288
Equity securities	610	1,463	2,073
Other long-term investments	540	1,585	2,125
Reinsurance recoverables	2,923,623	-	2,923,623
Receivables from parents and affiliates	-	19,299	19,299

Subtotal excluding separate account assets	2,951,048	157,845	3,108,893

Separate account assets	83,712	202,717	286,429

Total assets	$3,034,760	$360,562	$3,395,322

Future policy benefits	$2,946,508	$-	$2,946,508

Total liabilities	$2,946,508	$-	$2,946,508

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$15,100	$3,193	$18,293
Asset-backed securities	355	80,579	80,934
Short-term investments	18	-	18
Equity securities	569	2,731	3,300
Other long-term investments	-	1,168	1,168
Reinsurance recoverables	11,400	-	11,400
Receivables from parents and affiliates	-	4,121	4,121

Subtotal excluding separate account assets	27,442	91,792	119,234

Separate account assets	81,795	198,047	279,842

Total assets	$109,237	$289,839	$399,076

Future policy benefits	$(348,399)	$-	$(348,399)
Other liabilities	388,268	-	388,268

Total liabilities	$39,869	$-	$39,869

(1)	Represents valuations which could incorporate internally-derived and market inputs. See below for additional information related to internally developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities - The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of September 30, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$25,979	Discounted cash flow	Discount rate	8.86%	11.35%	9.36%	Decrease
		Market Comparables	EBITDA Multiples (2)	5.33X	7.0X	6.06X	Increase
Reinsurance recoverables - Living Benefits	$2,649,057	Fair values are determined in the same manner as future policy benefits.
Reinsurance recoverables - No Lapse Guarantee	$274,566	Discounted cash flow	Lapse rate (3)	0%	15%		Decrease

			NPR spread (4)	0.04%	1.14%		Decrease
			Mortality rate (5)	0%	21%		Decrease
			Premium Payment (6)	1X	3.75X		Decrease
Liabilities:

Future policy benefits (7)	$2,946,508	Discounted cash flow	Lapse rate (8)	0%	14%		Decrease

			NPR spread (4)	0.04%	1.14%		Decrease
			Utilization rate (9)	63%	96%		Increase
			Withdrawal rate (10)	74%	100%		Increase
			Mortality rate (11)	0%	14%		Decrease
			Equity Volatility curve	16%	28%		Increase

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$15,100	Discounted cash flow	Discount rate	8.28%	15.00%	10.61%	Decrease
		Market Comparable	EBITDA Multiples (2)	5.0X	7.0X	5.91X	Increase
		Liquidation	Liquidation value	11.61%	38.49%	31.83%	Increase
Reinsurance recoverables - No Lapse Guarantee	$11,400
Liabilities:

Future policy benefits (7)	$(348,399)	Discounted cash flow	Lapse rate (8)	0%	11%		Decrease

			NPR spread (4)	0.08%	1.09%		Decrease
			Utilization rate (9)	70%	94%		Increase
			Withdrawal rate (10)	86%	100%		Increase
			Mortality rate (11)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase
Other Liabilities	$388,268	Represents reinsurance of variable annuity living benefits in a liability position. Fair values are determined in the same manner as future policy benefits.

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	For universal life, lapse rates vary based on funding level and other factors. Rates are set to zero when the no lapse guarantee is fully funded and the cash value is zero.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company and its affiliates, as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(5)	Universal life mortality rates are adjusted based on underwriting information. A mortality improvement assumption is also incorporated into the projection.
(6)	For universal life, premium payment assumptions vary by funding level. Some policies are assumed to pay the minimum premium required to maintain the no lapse guarantee. Other policies are assumed to pay a multiple of commissionable target premium levels (shown above and indicated as “X”). Policyholders are assumed to stop premium payments once the no lapse guarantee is fully funded.
(7)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(8)	Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(9)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal.
(10)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status, and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(11)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Policy Benefits - The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

Real Estate and Other Invested Assets - Separate account assets include $83.7 million and $81.8 million of investments in real estate as of September 30, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. In general, these fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 10.00% (6.26% weighted average) as of September 30, 2014 and 5.00% to 10.00% (6.82% weighted average) as of December 31, 2013 and discount rates which ranged from 6.75% to 10.50% (7.24% weighted average) as of September 30, 2014 and 6.75% to 11.00% (7.90% weighted average) as of December 31, 2013.

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

	Three Months Ended September 30, 2014
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale	Other Long-term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$22,097	$66,179	$1,463	$546	$1,805
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	531	-	-	-	100
Asset management fees and other income	-	-	-	-	(42)
Included in other comprehensive income (loss)	406	89	-	65	-
Net investment income	18	(34)	-	-	-
Purchases	12,840	83,866	-	-	262
Sales	(1,844)	-	-	(1)	-
Issuances	-	-	-	-	-
Settlements	(5,101)	(15,202)	-	-	-
Transfers into Level 3 (2)	538	709	-	-	-
Transfers out of Level 3 (2)	-	(3,319)	-	-	-

Fair Value, end of period assets/(liabilities)	$29,485	$132,288	$1,463	$610	$2,125

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$100
Asset management fees and other income	$-	$-	$-	$-	$(42)

	Three Months Ended September 30, 2014
	Reinsurance Recoverables	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,713,132	$23,817	$285,811	$(1,700,747)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,061,086	-	721	(1,080,155)
Asset management fees and other income	-	-	-	-
Interest credited to policyholders’ account balances	-	-	3,450	-
Included in other comprehensive income (loss)	-	(41)	-	-
Net investment income	-	(25)	-	-
Purchases	149,405	(1)	13,763	-
Sales	-	-	(17,316)	-
Issuances	-	-	-	(165,606)
Settlements	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-
Transfers out of Level 3 (2)	-	(4,451)	-	-

Fair Value, end of period assets/(liabilities)	$2,923,623	$19,299	$286,429	$(2,946,508)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$1,071,165	$-	$-	$(1,087,120)
Asset management fees and other income	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$3,449	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available for Sale	Short Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18,293	$80,934	$-	$2,731	$569	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	787	113	-	-	-	-
Asset management fees and other income	-	-	-	107	-	-
Included in other comprehensive income (loss)	791	196	(2)	-	106	-
Net investment income	49	88	-	-	-	-
Purchases	25,426	83,866	28,077	-	-	-
Sales	(7,035)	-	-	-	(65)	-
Issuances	-	-	-	-	-	-
Settlements	(6,937)	(48,644)	-	(1,375)	-	-
Transfers into Level 3 (2)	2,769	31,862	-	-	-	-
Transfers out of Level 3 (2)	(4,658)	(16,127)	(28,075)	-	-	-

Fair Value, end of period assets/(liabilities)	$29,485	$132,288	$-	$1,463	$610	$18

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(101)	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$109	$-	$-

	Nine Months Ended September 30, 2014
	Other Long- term Investments	Reinsurance Recoverables (4)	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,168	$(376,868)	$4,121	$279,842	$348,399
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	191	2,862,059	-	2,706	(2,812,836)
Asset management fees and other income	(47)	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	10,172	-
Included in other comprehensive income (loss)	-	-	(25)	-	-
Net investment income	-	-	-	-	-
Purchases	398	438,432	18,648	53,532	-
Sales	-	-	-	(59,823)	-
Issuances	-	-	-	-	(482,071)
Settlements	(12)	-	-	-	-
Transfers into Level 3 (2)	427	-	1,985	-	-
Transfers out of Level 3 (2)	-	-	(5,430)	-	-

Fair Value, end of period assets/(liabilities)	$2,125	$2,923,623	$19,299	$286,429	$ (2,946,508)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$191	$2,858,981	$-	$-	$(2,806,201)
Asset management fees and other income	$(47)	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$10,172	$-

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Fixed Maturities Available For Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Other Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18,603	$129,875	$5,047	$3,959	$1,466
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(625)	-	-	-	483
Asset management fees and other income	-	-	-	(28)
Included in other comprehensive income (loss)	(153)	(253)	-	-	19
Net investment income	13	45	-	-	-
Purchases	1,950	-	4,040	-	-
Sales	(3)	-	-	-	(1,483)
Settlements	(1,638)	(10,057)	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	(5,000)	(5,047)	-	-
Other (4)	-	(2,496)	-	-	-

Fair Value, end of period assets/(liabilities)	$18,147	$112,114	$4,040	$3,931	$485

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$(27)	$-

	Three Months Ended September 30, 2013
	Other Long- term Investments	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits	Reinsurance Recievables
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$931	$3,648	$271,176	$366,311	$(370,489)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	1,156	(806,393)	714,012
Asset management fees and other income	33	-	-	-	-
Interest credited to policyholders’ account balances	-	-	(2,850)	-	-
Included in other comprehensive income (loss)	-	(2)	-	-	-
Net investment income	181	(31)	-	-	-
Purchases	-	2,496	21,679	-	136,295
Sales	-	(2,495)	(29,482)	-	-
Issuances	-	-	-	(146,848)	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-
Other (4)	-	2,496	-	-	-

Fair Value, end of period assets/(liabilities)	$1,145	$6,112	$261,679	$(586,930)	$479,818

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$(807,793)	$713,107
Asset management fees and other income	$33	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$(2,850)	$-	$-

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

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position. However, in some cases, as described below, the carrying amount equals or approximates fair value.

	September 30, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$8,172	$1,654,908	$1,663,080	$1,572,075
Policy loans	-	-	1,117,779	1,117,779	1,117,779
Other long term investments	-	-	6,972	6,972	6,060
Cash and cash equivalents	58,183	47,576	-	105,759	105,759
Accrued investment income	-	87,802	-	87,802	87,802
Receivables from parents and affiliates	-	111,003	-	111,003	111,043
Other assets	-	26,108	-	26,108	26,108

Total assets	$58,183	$280,661	$2,779,659	$3,118,503	$3,026,626

Liabilities:
Policyholders’ account balances - investment contracts	$-	$954,609	$39,852	$994,461	$1,002,403
Cash collateral for loaned securities	-	92,594	-	92,594	92,594
Securities sold under agreement to repurchase	-	5,454	-	5,454	5,454
Short-term debt	-	274,061	-	274,061	272,000
Long-term debt	-	1,677,917	-	1,677,917	1,642,000
Payables to parent and affiliates	-	57,200	-	57,200	57,200
Other liabilities	-	246,649	-	246,649	246,649

Total liabilities	$-	$3,308,484	$39,852	$3,348,336	$3,318,300

	December 31, 2013
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$7,827	$1,604,247	$1,612,074	$1,532,165
Policy loans	-	-	1,086,772	1,086,772	1,086,772
Other long term investments	-	-	4,751	4,751	4,268
Cash and cash equivalents	45,317	56,139	-	101,456	101,456
Accrued investment income	-	89,465	-	89,465	89,465
Receivables from parents and affiliates	-	87,849	-	87,849	87,481
Other assets	-	34,060	-	34,060	34,060

Total assets	$45,317	$275,340	$2,695,770	$3,016,427	$2,935,667

Liabilities:
Policyholders’ account balances - investment contracts	$-	$851,607	$40,451	$892,058	$901,860
Cash collateral for loaned securities	-	84,867	-	84,867	84,867
Short-term debt	-	275,268	-	275,268	274,900
Long-term debt	-	1,644,827	-	1,644,827	1,592,000
Payables to parent and affiliates	-	45,649	-	45,649	45,649
Other liabilities	-	270,339	-	270,339	270,339

Total liabilities	$-	$3,172,557	$40,451	$3,213,008	$3,169,615

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of September 30, 2014 and December 31, 2013.

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

Policyholders’ Account Balances - Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities fair values are derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

Securities Sold Under Agreements to Repurchase

The Company receives collateral for selling securities under agreements to repurchase, or pledges collateral under agreements to resell. Repurchase and resale agreements are also generally short-term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

Cash Collateral for Loaned Securities

Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities, similar to the securities sold under agreement to repurchase above. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received or paid.

Short-Term and Long-Term Debt

The fair value of short-term and long-term debt is generally determined by either prices obtained from independent pricing services, which are validated by the Company, or discounted cash flow models. These fair values consider the Company’s own NPR. Discounted cash flow models predominately use market observable inputs such as the borrowing rates currently available to the Company for debt and financial instruments with similar terms and remaining maturities. For debt with a maturity of less than 90 days, the carrying value approximates fair value.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on an identified name, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See credit derivatives section below for discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

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

The fair value of the living benefit feature embedded derivatives included in “Future policy benefits” was a liability of $2,947 million and an asset of $348 million as of September 30, 2014 and December 31, 2013, respectively. The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re included in “Reinsurance recoverables” was an asset of $2,649 million and a liability of $388 million as of September 30, 2014 and December 31, 2013, respectively.

Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. The fair value of the embedded derivative was an asset of $275 million and $11 million as of September 30, 2014 and December 31, 2013, respectively. See Note 7 for additional information on the agreement with UPARC.

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings.

	September 30, 2014			December 31, 2013
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$287,801	$12,234	$(6,868)	$249,601	$6,304	$(11,583)

Total Qualifying Hedges	$287,801	$12,234	$(6,868)	$249,601	$6,304	$(11,583)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,929,400	$109,943	$(78,440)	$2,434,400	$47,475	$(185,222)
Interest Rate Options	-	-	-	-	-	-

Currency
Forwards	1,078	53	-	507	2	-
Credit
Credit Default Swaps	13,275	25	(648)	14,275	15	(862)
Currency/Interest Rate
Currency Swaps	96,748	2,837	(1,899)	69,450	211	(3,325)
Equity
Total Return Swaps	465,422	10,057	-	332,000	-	(8,057)
Equity Options	56,326,017	25,006	(14,155)	40,739,168	19,639	(9,418)

Total Non-Qualifying Hedges	59,831,940	147,921	(95,142)	43,589,800	67,342	(206,884)

Total Derivatives (1)	$60,119,741	$160,155	$(102,012)	$43,839,401	$73,646	$(218,467)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a liability of $2,947 million and an asset of $348 million as of September 30, 2014 and December 31, 2013, respectively, included in “Future policy benefits.” The fair value of the reinsurance embedded derivatives was an asset of $2,924 million as of September 30, 2014, included in “Reinsurance Recoverables” and a liability of $388 million and an asset of $11 million, as of December 31, 2013, included in “Other Liabilities” and “Reinsurance Recoverables.”

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

	September 30, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$159,537	$(115,753)	$43,784	$(18,953)	$24,831
Securities purchased under agreement to resell	47,576	-	47,576	(47,576)	-

Total Assets	$207,113	$(115,753)	$91,360	$(66,529)	$24,831

Offsetting of Financial Liabilities:
Derivatives	$102,012	$(102,012)	$-	$-	$-
Securities sold under agreement to repurchase	5,454	-	5,454	(5,454)	-

Total Liabilities	$107,466	$(102,012)	$5,454	$(5,454)	$-

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$73,219	$(73,219)	$-	$-	$-
Securities purchased under agreement to resell	56,139	-	56,139	(56,139)	-

Total Assets	$129,358	$(73,219)	$56,139	$(56,139)	$-

Offsetting of Financial Liabilities:
Derivatives	$218,467	$(73,051)	$145,416	$(136,593)	$8,823
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$218,467	$(73,051)	$145,416	$(136,593)	$8,823

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended September 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$240	$747	$12,637

Total cash flow hedges	-	240	747	12,637

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	32,712	-	-	-
Currency	60	-	-	-
Currency/Interest Rate	3,753	-	48	-
Credit	15	-	-	-
Equity	4,109	-	-	-
Embedded Derivatives	(94,138)	-	-	-

Total non-qualifying hedges	(53,489)	-	48	-

Total	$(53,489)	$240	$795	$12,637

	Nine Months Ended September 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$757	$347	$10,245

Total cash flow hedges	-	757	347	10,245

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	195,218	-	-	-
Currency	46	-	-	-
Currency/Interest Rate	4,407	-	44	-
Credit	(143)	-	-	-
Equity	(30,206)	-	-	-
Embedded Derivatives	(111,246)	-	-	-

Total non-qualifying hedges	58,076	-	44	-

Total	$58,076	$757	$391	$10,245

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$275	$(583)	$(8,855)

Total cash flow hedges	-	275	(583)	(8,855)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(18,208)	-	-	-
Currency	(30)	-	-	-
Currency/Interest Rate	(2,839)	-	(25)	-
Credit	(189)	-	-	-
Equity	(24,144)	-	-	-
Embedded Derivatives	59,700	-	-	-

Total non-qualifying hedges	14,290	-	(25)	-

Total	$14,290	$275	$(608)	$(8,855)

	Nine Months Ended September 30, 2013
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$743	$(512)	$(3,236)

Total cash flow hedges	-	743	(512)	(3,236)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(138,002)	-	-	-
Currency	65	-	-	-
Currency/Interest Rate	(2,584)	-	(1)	-
Credit	(859)	-	-	-
Equity	(89,560)	-	-	-
Embedded Derivatives	216,168	-	-	-

Total non-qualifying hedges	(14,772)	-	(1)	-

Total	$(14,772)	$743	$(513)	$(3,236)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three and nine months ended September 30, 2014 and 2013, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2013	$(4,701)
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2014	11,282
Amount reclassified into current period earnings	(1,037)

Balance, September 30, 2014	$5,544

As of September 30, 2014 and 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Equity.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of September 30, 2014 and December 31, 2013.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2014 and December 31, 2013, the Company had $13 million and $14 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund $73 million of commercial loans as of September 30, 2014. The Company also made commitments to purchase or fund investments, mostly private fixed maturities, of $103 million as of September 30, 2014.

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

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of September 30, 2014, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

In January 2013, a qui tam action on behalf of the State of Florida, Total Asset Recovery Services v. Met Life Inc., et al., Manulife Financial Corporation, et. al., Prudential Financial, Inc., The Prudential Insurance Company of America, and Prudential Insurance Agency, LLC, filed in the Circuit Court of Leon County, Florida, was served on Prudential Insurance. The complaint alleges that Prudential Insurance failed to escheat life insurance proceeds to the State of Florida in violation of the Florida False Claims Act and seeks injunctive relief, compensatory damages, civil penalties, treble damages, prejudgment interest, attorneys’ fees and costs. In March 2013, the Company filed a motion to dismiss the complaint. In August 2013, the court dismissed the complaint with prejudice. In September 2013, plaintiff filed an appeal with Florida’s Circuit Court of the Second Judicial Circuit in Leon County. In September 2014, the Florida District Court of Appeal First District affirmed the trial court’s decision.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended September 30, 2014 and 2013; and $1 million for both the nine months ended September 30, 2014 and 2013. The expense charged to the Company for the deferred compensation program was $2 million and $1 million for the three months ended September 30, 2014 and 2013, respectively; and $6 million and $4 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million for both the three months ended September 30, 2014 and 2013; and $14 million and $16 million for the nine months ended September 30, 2014 and 2013, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended September 30, 2014 and 2013; and $7 million and $6 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $222 million and $196 million for the three months ended September 30, 2014 and 2013, respectively; and $646 million and $673 million for the nine months ended September 30, 2014 and 2013, respectively.

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,742 million at September 30, 2014 and $2,434 million at September 30, 2013. Fees related to these COLI policies were $10 million and $9 million for the three months ended September 30, 2014 and 2013, respectively; and $31 million and $28 million for the nine months ended September 30, 2014 and 2013, respectively. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc., (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company, (“PARCC”), UPARC, Pruco Re, Prudential Arizona Reinsurance Term Company, (“PAR Term”), PAR U, PURC, and Prudential Term Reinsurance Company, (“Term Re”), and its parent company, Prudential Insurance, in order to provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage the statutory capital for its individual life business, facilitate its capital market hedging program and align accounting methodology for the assets and liabilities of living benefit riders contained in annuities contracts. The Company is not relieved of its primary obligation to the policyholder as a result of these agreements. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)

Reinsurance recoverable	$18,260,644	$13,657,859
Policy loans	(68,470)	(64,720)
Deferred policy acquisition costs	(1,742,445)	(1,627,838)
Policyholders’ account balances	4,889,656	4,681,356
Future policy benefits and other policyholder liabilities	1,874,133	1,359,340
Other liabilities (reinsurance payables) (1)	411,658	618,781

(1)	December 31, 2013 includes $388 million reclassed from reinsurance recoverables to other liabilities.

The reinsurance recoverables by counterparty is broken out below.

	September 30, 2014	December 31, 2013
	(in thousands)

UPARC	$303,564	$44,835
PAR U	8,886,229	8,091,714
PURC	1,533,219	940,218
PARCC	2,514,059	2,411,157
PAR Term	935,096	816,787
Term Re	66,029	-
Prudential Insurance	184,564	190,035
Pruco Re (1)	2,649,759	642
Prudential of Taiwan	1,184,207	1,157,639
Unaffiliated	3,918	4,832

Total Reinsurance Recoverables	$18,260,644	$13,657,859

(1)	December 31, 2013 excludes $388 million reclassed from reinsurance recoverable to other liabilities.

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Premiums:
Direct	$351,605	$329,442	$1,043,664	$975,383
Assumed	-	-	-	-
Ceded	(339,985)	(314,830)	(998,792)	(933,674)

Net Premiums	11,620	14,612	44,872	41,709

Policy charges and fee income:
Direct	673,238	531,576	2,026,012	1,725,940
Assumed	98,177	51,855	279,553	211,607
Ceded	(269,420)	(144,871)	(766,749)	(548,686)

Net policy charges and fee income:	501,995	438,560	1,538,816	1,388,861

Net investment income
Direct	101,603	106,369	304,601	314,771
Assumed	325	318	1,003	928
Ceded	(974)	(973)	(2,953)	(2,445)

Net investment income	100,954	105,714	302,651	313,254

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net other income:
Direct	$11,644	$12,936	$38,217	$37,348
Assumed & Ceded	3,747	-	3,748	(31,119)

Net other income	15,391	12,936	41,965	6,229

Interest credited to policyholders’ account balances:
Direct	114,506	(20,610)	320,629	61,160
Assumed	26,004	37,329	86,236	107,702
Ceded	(50,384)	(60,140)	(153,160)	(158,867)

Net interest credited to policyholders’ account balances	90,126	(43,421)	253,705	9,995

Policyholders’ benefits (including change in reserves):
Direct	450,192	327,331	1,414,187	1,077,062
Assumed	175,517	61	495,595	7,801
Ceded	(535,030)	(307,943)	(1,661,937)	(938,118)

Net policyholders’ benefits (including change in reserves)	90,679	19,449	247,845	146,745

Net reinsurance expense allowances, net of capitalization and amortization	(60,309)	(8,192)	(188,476)	(101,260)
Realized investment gains (losses) net:
Direct	(1,031,777)	(849,121)	(2,630,358)	1,064,516
Assumed	-	-	-	-
Ceded	993,819	875,431	2,709,599	(1,031,117)

Realized investment gains (losses) net	$(37,958)	$26,310	$79,241	$33,399

The gross and net amounts of life insurance face amount in force as of September 30, were as follows:

	September 30, 2014	September 30, 2013
	(in thousands)

Direct gross life insurance face amount in force	$695,841,721	$650,902,169
Assumed gross life insurance face amount in force	44,761,141	42,798,981
Reinsurance ceded	(681,742,656)	(638,575,156)

Net life insurance face amount in force	$58,860,206	$55,125,994

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

Effective July 1, 2013 the agreement between the Company and UPARC to reinsure its Universal Protector policies having no-lapse guarantees was amended for policies with effective dates January 1, 2011 through December 31, 2012. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

Effective January 1, 2014 the agreement between the Company and UPARC to reinsure its Universal Protector policies having no-lapse guarantees was amended for policies with effective dates on or after January 1, 2014. Under the amended agreement, UPARC will no longer reinsure Universal Protector policies having no-lapse guarantees.

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Effective July 1, 2014 the agreement between the Company and UPARC to reinsure its Universal Protector policies having no-lapse guarantees was further amended for policies with effective dates January 1, 2013 through December 31, 2013. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

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

Effective October 1, 2013, the Company entered into an Assumption and Novation Agreement with PAR U and PURC. Under this agreement, PAR U novates, assigns, and transfers to PURC all of its rights, title, interests, duties, obligations, and liabilities under the aforementioned amendment entered into on July 1, 2013. PURC will succeed PAR U and become the counterparty to the Company with respect to the novated business pursuant to the Novated Coinsurance Agreement (the “PURC Novated Coinsurance Agreement”). There is no financial impact to the Company as a result of this transaction.

PURC

The Company, excluding its subsidiaries, reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no lapse guarantees as well as its Universal Plus policies, with effective dates from January 1, 2011 through December 31, 2012 with PURC pursuant to the PURC Novated Coinsurance Agreement (as defined in “PARU” above).

Effective July 1, 2014, the agreement between the Company, excluding its subsidiaries, and PURC was amended to reinsure policies with effective dates from January 1, 2013 through December 31, 2013. Under the amended agreement, PURC reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no lapse guarantees as well as its Universal Plus policies, with effective dates from January 1, 2013 through December 31, 2013 in addition to policies initially covered by the PURC Novated Coinsurance Agreement.

Effective January 1, 2014, the Company, excluding its subsidiaries, entered into an automatic coinsurance agreement with PURC, an affiliated company, to reinsure an amount equal to 95% of all the risks associated with its Universal Protector policies having no lapse guarantees, as well as its Universal Plus policies, with effective dates on or after January 1, 2014.

PARCC

The Company reinsures 90% of the risks under its term life insurance policies, with effective dates prior to January 1, 2010, through an automatic coinsurance agreement with PARCC.

PAR Term

The Company reinsures 95% of the risks under its term life insurance policies with effective dates January 1, 2010 through December 31, 2013, through an automatic coinsurance agreement with PAR Term.

Term Re

The Company reinsures 95% of the risks under its term life insurance policies with effective dates on or after January 1, 2014 through an automatic coinsurance agreement with Term Re.

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

Pruco Re

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features available under certain of its annuity products. Starting from 2005, the Company has entered into various automatic coinsurance agreements with Pruco Re, an affiliated company, to reinsure its living benefit features sold on certain of its annuities.

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

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $94 million and $80 million for the three months ended September 30, 2014 and 2013, respectively, and $269 million and $227 million for the nine months ended September 30, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has another revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $3 million for both the three months ended September 30, 2014 and 2013, and $9 million and $8 million for the nine months ended September 30, 2014 and 2013, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $4 million for both the three months ended September 30, 2014 and 2013, and $11 million for both the nine months ended September 30, 2014 and 2013. These expenses are recorded as “Net Investment Income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in-capital (“APIC”) and Realized investment gain (loss), respectively. The table below shows affiliated asset trades as of December 31, 2013 and September 30, 2014.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	Jan-13	Transfer In	Fixed Maturities	$126	$108	$(12)	$-	$-
PAR U	Jan-13	Transfer Out	Fixed Maturities	126	108	-	18	-
Prudential Insurance	Jan-13	Transfer In	Fixed Maturities, Commercial Mortgages, Short-term Investments, & Trading Account Assets	4,825	4,825	(1)	-	-
PAR U	Jan-13	Transfer Out	Fixed Maturities, Commercial Mortgages, Short-term Investments, & Trading Account Assets	4,826	4,821	-	5	-
UPARC	Feb-13	Transfer In	Fixed Maturities	56	52	-	-	-
PAR U	Feb-13	Transfer Out	Fixed Maturities	132	122	-	10	-
Prudential Insurance	Mar-13	Purchased	Fixed Maturities	47	44	(2)	-	-
Prudential Insurance	Sep-13	Sale	Commercial Mortgages	2	2	1	-	-
Prudential Financial	Sep-13	Transfer Out	Fixed Maturities	25	25	(1)	-	-
UPARC	Sep-13	Transfer In	Fixed Maturities & Private Equity	192	189	-	-	3
PARU	Sep-13	Transfer Out	Fixed Maturities, Commercial Mortgages, & Private Equity	704	694	-	10	(15)
Prudential Insurance	Mar-14	Purchased	Fixed Maturities	13	13	-	-	-
Prudential Financial	Sep-14	Transfer In	Fixed Maturities & Private Equity	81	77	3	-	-
Prudential Financial	Sep-14	Transfer Out	Fixed Maturities	142	136	(4)	-	-
PURC	Sep-14	Transfer Out	Fixed Maturities, Commercial Mortgages, & Private Equity	178	172	-	6	(8)

Pruco Life Insurance Company

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs.

The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - September 30, 2014	Amount of Notes - December 31, 2013	Interest Rate	Date of Maturity
		(in thousands)
Prudential Financial	11/15/2010	$-	$66,000	3.01%	11/13/2015
Prudential Financial	6/20/2011	50,000	150,000	2.17% - 3.17%	6/2014 - 6/2016
Prudential Financial	12/15/2011	64,000	159,000	2.99% - 3.61%	12/2014 - 12/2016
Prudential Financial	12/16/2011	33,000	33,000	2.99% - 3.61%	12/2014 - 12/2016
Prudential Financial	12/20/2012	88,000	88,000	1.37%	12/15/2015
Prudential Insurance	12/20/2010	204,000	204,000	3.47%	12/21/2015
Washington Street Investment	6/20/2012	237,000	316,000	2.06% - 3.02%	6/2014 - 6/2017
Washington Street Investment	12/17/2012	264,000	264,000	1.12% - 1.87%	12/2014 - 12/2017
Washington Street Investment	12/17/2012	52,000	52,000	1.21% - 1.87%	12/2014 - 12/2017
Prudential Financial	11/15/2013	9,000	9,000	2.24%	12/15/2018
Prudential Financial	11/15/2013	23,000	23,000	3.19%	12/15/2020
Prudential Insurance	12/6/2013	120,000	120,000	2.60%	12/15/2018
Prudential Insurance	12/6/2013	130,000	130,000	4.39%	12/15/2023
Prudential Insurance	12/6/2013	250,000	250,000	3.64%	12/15/2020
Pru Funding, LLC	12/31/2013	-	2,900	0.23%	1/7/2014
Prudential Insurance	9/25/2014	30,000	-	1.77%	6/20/2017
Prudential Insurance	9/25/2014	40,000	-	3.69%	6/20/2024
Prudential Insurance	9/25/2014	20,000	-	2.60%	6/20/2019
Prudential Insurance	9/25/2014	50,000	-	3.69%	6/20/2024
Prudential Insurance	9/25/2014	50,000	-	2.60%	6/20/2019
Prudential Insurance	9/25/2014	100,000	-	3.25%	6/20/2021
Prudential Insurance	9/25/2014	100,000	-	3.69%	6/20/2024

Total Loans Payable to Affiliates		$1,914,000	$1,866,900

The total interest expense to the Company related to loans payable to affiliates was $12.5 million and $9.6 million for the three months ended September 30, 2014, and 2013, respectively and $38.4 million and $29.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Contributed Capital and Dividends

In June of 2014 the Company paid a dividend in the amount of $338 million to Prudential Insurance. In July and December of 2013 the Company paid dividends in the amounts of $155 million and $268 million respectively to Prudential Insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2014, compared with December 31, 2013, and its consolidated results of operations for the three and nine months ended September 30, 2014 and 2013. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Pursuant to the Collins Amendment of the Dodd Frank Act requiring the establishment of capital requirements for Designated Financial Companies, the FRB announced in September 2014 that it would begin a quantitative impact study to evaluate the potential effect of a revised regulatory capital framework on insurance holding companies. Prudential Financial has elected to respond to FRB requests for information in connection with this study.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is currently developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. Prudential Financial has participated in field testing to assist the IAIS in its development of ComFrame. On October 23, 2014, the IAIS released preliminary elements of its risk-based global insurance capital standards, known as the “Basic Capital Requirements” (“BCR”). The IAIS is scheduled to seek G20 endorsement of the proposed BCR framework in November 2014. Global systemically important insurers (“G-SII”), such as Prudential Financial, will be required to report their BCR results beginning in 2015 on a confidential basis, depending on the directions of domestic group wide supervisors. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework is not anticipated until 2019.

PLNJ is a licensed insurance company in New York, but is not domiciled in New York. In February 2014, the New York State Department of Financial Services (“NY DFS”) notified PLNJ that it does not agree with PLNJ’s calculation of statutory reserves (including the applicable credit for reinsurance) for New York purposes in respect of certain variable annuity products. PLNJ is continuing discussions with the NY DFS regarding the proper level of statutory reserves (including the applicable credit for reinsurance) for these and other products. If PLNJ is ultimately required to establish material additional reserves on a New York statutory accounting basis or post material amounts of additional collateral with respect to such variable annuity or other products, PLNJ’s ability to deploy capital for other purposes could be affected and/or PLNJ could be required to obtain additional funding from Prudential Financial or its affiliates.

The National Association of Insurance Commissioners (“NAIC”), the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc., a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and making adoption of new regulations contemplated by the Rector Report by individual states an NAIC accreditation standard. On August 17, 2014, the NAIC Executive Committee adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical working groups of the NAIC propose regulations and guidelines to implement the new framework. The technical working groups are in various stages of developing and proposing regulations and guidelines. The NAIC’s Principle-Based Reserving Implementation Task Force has voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the determination of the portion of the reserves that may be supported by specified asset classes in connection with certain transactions involving captive reinsurance companies. In addition, another committee of the NAIC continues to consider changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. For information on our use of captive reinsurance companies and the potential effects of these proposals on us, see “—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” below.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed death benefits), and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a minimum return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. We also offer Prudential Defined Income Variable Annuity (“PDI”) to complement the variable annuity products we offer with the highest daily benefit. PDI provides for guaranteed lifetime withdrawal payments but restricts contractholder asset allocation to a single bond sub-account within the separate account. In addition, certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder a return of total deposits made to the contract, less any partial withdrawals, upon death.

We also offer annuities without guaranteed living benefits. In the second quarter of 2014, we launched the Prudential Premier Investment Variable Annuity (“IVA”), which offers tax-deferred asset accumulation with an optional death benefit that guarantees the contractholder a return of total deposits made to the contract, less any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and/or non-proprietary mutual funds, frequently under asset allocation programs, and fixed-rate accounts. The fixed-rate accounts, which are within the general account, are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, monthly rate setting, certain limitations on the amount of premiums accepted and/or subsequent contractholder deposits, an asset transfer feature, as well as required allocation to our general account for certain of our products. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of September 30, 2014, approximately $87 billion or 90% of total variable annuity account values contain a living benefit feature, compared to approximately $81 billion or 90% as of December 31, 2013. As of September 30, 2014, approximately $83 billion or 95% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $76.5 billion or 94% as of December 31, 2013.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Re. The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured optional living benefit guarantees. The program is also executed within the Company related to certain non-reinsured optional living benefit guarantees. This program represents a balance among three objectives that seek to: 1) provide severe scenario protection, 2) minimize net income volatility associated with an internally-defined hedge target, and 3) maintain capital efficiency. Through the hedge program, derivatives are entered into that seek to replicate the net change in an internally-defined hedge target. In addition to mitigating capital markets risk and income statement volatility, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path, recognizing that, under the terms of the contracts, we do not expect to begin substantial payment of such claims until at least five years in the future.

Term Life Insurance

The Company offers a variety of term life insurance products which represent 62% of our net individual life insurance in force at September 30, 2014, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 24% of our net individual life insurance in force at September 30, 2014, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. The company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance

The Company offers universal life insurance products, which represent 14% of our net individual life insurance in force at September 30, 2014, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, we offer universal life insurance products that allow the policyholder to allocate a portion of their account balance into an index account that provides a return consistent with the S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. The company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition (“DAC”) and other costs; including deferred sales inducements (“DSI”);
•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;
•	Policyholder liabilities;
•	Reinsurance Recoverables;
•	Taxes on income; and
•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

We amortize DAC and other costs over the expected lives of the respective contracts, based on our estimates of the level and timing of gross margins, gross profits, or gross premiums, depending on the type of contract. Variability in the level of amortization expense has historically been driven by our variable annuities and variable life insurance contracts, for which costs are amortized in proportion to total gross profits. In calculating gross profits for these contracts, we consider mortality, persistency, and other elements as well as rates of return on investments and the costs related to our guaranteed minimum death and guaranteed minimum income benefits. We estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. For variable annuities, U.S. GAAP gross profits and amortization rates include the impacts of the embedded derivatives associated with certain of the optional living benefit features of our variable annuity contracts and related hedging activities, regardless of which affiliated legal entity this activity occurs.

The near-term future equity rate of return assumptions used in evaluating DAC and deferred sales inducements for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return. Historically, we have utilized a four year near-term period and a 13% maximum future rate of return in applying this methodology. Beginning in the third quarter of 2014, we adjust future projected equity returns over a five year near-term period and utilize a 15% maximum. As of September 30, 2014, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

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

Changes in Financial Position

September 30, 2014 versus December 31, 2013

Assets increased by $11.6 billion, from $129.3 billion at December 31, 2013 to $140.9 billion at September 30, 2014. Significant components were:

—

Separate account assets increased $6,135 million from $100,402 million at December 31, 2013 to $106,537 million at September 30, 2014, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

—

Reinsurance recoverables increased $4,603 million from $13,658 million at December 31, 2013 to $18,261 million at September 30, 2014. The increase was primarily driven by the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits, reflecting lower interest rates and the annual review and update of assumptions, as well as higher ceded liabilities arising from the coinsurance of the Hartford Life GUL business, reinsurance amendments, and term and universal life business growth. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

—

Total investments increased $711 million from $8,533 million at December 31, 2013 to $9,244 million at September 30, 2014, primarily driven by business growth in the universal life, term and variable annuity products in addition to favorable mark-to-market gains on investments due to lower interest rates.

—

Deferred Acquisition Cost (DAC) assets increased $110 million from $5,034 million at December 31, 2013 to $5.144 million at September 30, 2014 primarily due to the capitalization of commissions from new business sales.

—	Deferred sales inducements decreased $91 million from $990 million at December 31, 2013 to $899 million at September 30, 2014 due to DSI amortization.

Total liabilities increased $11.1 billion, from $124.9 billion at December 31, 2013 to $136.0 billion at September 30, 2014. Significant components were:

—	Separate account liabilities increased $6,135 million, offsetting the increase in separate account assets described above.
—

Future policy benefits and other policyholder liabilities increased $4,391 million, from $6,917 million at December 31, 2013 to $11,308 million at September 30, 2014, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, in addition to an increase in the liabilities assumed related to coinsurance of the Hartford Life GUL business and an increase in reserves supporting term and universal life business arising from business growth.

—

Policyholder account balances increased $867 million, from $14,303 million at December 31, 2013 to $15,170 million at September 30, 2014, primarily driven by liabilities assumed related to coinsurance of the Hartford Life GUL business and continued universal life and variable annuity business growth.

—

Other liabilities decreased $245 million, from $965 million at December 31, 2013 to $720 million at September 30, 2014, related to a decrease in reinsurance payables driven by the mark-to-market of the reinsurance recoverable related to the liability for variable annuity living benefits, as described above.

—	Payables to Parent and Affiliates decreased $134 million primarily due to the decrease in the derivative liability resulting from declining interest rates.

Income (Loss) from Operations before Income Taxes

2014 to 2013 Three months Comparison. Income from operations before income taxes decreased $684 million from income of $859 million in the third quarter of 2013 to $175 million in the third quarter of 2014. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $84 million. This decrease was primarily driven by a comparative unfavorable variance in realized investment gains resulting from capital management reinsurance agreements with affiliates related to our individual life products, partially offset by a favorable variance in the mark-to-market of the no lapse guarantee reinsured to UPARC in our life products due to the impact of lower interest rates and a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features and related hedges in our annuity product.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $438 million, with an amortization benefit of $31 million in the third quarter of 2014 compared to an amortization benefit of $469 million in the prior year quarter. The unfavorable variance was primarily driven by a larger benefit in the prior year quarter due to annual review and update of assumptions and NPR losses. Adjustments to the reserves for the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) features of our products and to the amortization of DAC, DSI, and unearned revenue reserve (“URR”) included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net charge of $36 million in the third quarter of 2014, compared to a net benefit of $126 million in the third quarter of 2013. The net charge in the third quarter of 2014 primarily reflected the impact of unfavorable fund performance and lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions in our variable annuity products. The net charge also reflected impacts from an annual review and update of assumptions . The net benefit in the third quarter of 2013 primarily reflected the impact of the annual review and update of assumptions and other refinements performed in that period and the impact of favorable market performance on contractholder accounts relative to our assumptions.

2014 to 2013 Nine months Comparison. Income from operations before income taxes decreased $918 million from income of $1,740 million in the first nine months of 2013 to $822 million in the first nine months of 2014. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $157 million. This increase was primarily driven by higher fee income, net of distribution and amortization costs, related to higher average variable annuity account values invested in separate accounts driven by market appreciation and positive net flows from new business sales.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $856 million, with an amortization benefit of $118 million in the first nine months of 2014 compared to an amortization benefit of $974 million in the first nine months of 2013. The unfavorable variance was primarily driven by a larger benefit in the prior year period due to annual review and update of assumptions and NPR losses. Adjustments to the reserves for the GMDB and GMIB features of our products and to the amortization of DAC, DSI, and URR included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net charge of $53 million in the first nine months of 2014, compared to a net benefit of $168 million in the first nine months of 2013. The net charge in the first nine months of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance. The net charge also reflected impacts from an annual review and update of assumptions, as discussed above. The net benefit in the first nine months of 2013 primarily reflected the impact of the annual review and update of assumptions and other refinements performed in that period, as discussed above. The remaining net benefit reflected the impact of positive market performance on contractholder accounts relative to our assumptions, as discussed above.

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

Revenues, Benefits and Expenses

2014 to 2013 Three months Comparison. Revenues increased $7 million primarily driven by an increase of $63 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on policyholders’ fund balances primarily reflecting higher annuity average separate account asset balances driven by market appreciation and positive net flows from new business sales, as well as a favorable impact to URR as a result of the annual review and update of assumptions. Also contributing to the increase was an increase of $13 million in asset management fees, driven by higher annuity average separate account asset balances as discussed above. Partially offsetting these increases was an unfavorable variance of $64 million in realized investment gains, driven by comparative realized investment losses resulting from capital management reinsurance agreements with affiliates related to our individual life products, partially offset by realized investment gains in the mark-to-market of the no lapse guarantee reinsured to UPARC in our life products due to the impact of lower interest rates and a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features and related hedges in our annuity product.

Benefits and expenses increased $691 million. This increase was primarily driven by an unfavorable variance of $441 million in DAC amortization and $134 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the increase was an increase of $71 million in policyholders’ benefits, including changes in reserves, mainly driven by adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above. General, administrative and other expenses also increased $45 million, primarily reflecting higher distribution expenses in our annuity products due to higher separate account asset values.

2014 to 2013 Nine months Comparison. Revenues increased $259 million primarily driven by an increase of $150 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on policyholders’ fund balances primarily reflecting higher annuity average separate account asset balances driven by market appreciation and positive net flows from new business sales, as well as favorable impact to URR as a result of the annual review and update of assumptions. Also contributing to the increase was an increase of $46 million in realized investment gains, reflecting a favorable variance in the mark-to-market of the no lapse guarantee reinsured to UPARC in our life products due to the impact of lower interest rates and a favorable variance in the mark-to-market related to embedded derivatives associated with our non-reinsured living benefit features and related hedges in our annuity product, partially offset by an unfavorable comparative variance resulting from capital management reinsurance agreements with affiliates related to our individual life products. Other income increased $36 million, primarily driven by a favorable variance related to the coinsurance arrangements with affiliates in our life products in the first quarter of 2013. Asset management fees also increased $35 million, driven by higher annuity average separate account asset balances as discussed above.

Benefits and expenses increased $1,178 million. This increase was primarily driven by an unfavorable variance of $746 million in DAC amortization and $244 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the increase was an increase of $101 million in policyholders’ benefits, including changes in reserves, mainly driven by adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business, as discussed above. General, administrative and other expenses increased $87 million, primarily reflecting higher distribution expenses in our annuity products due to higher separate account asset values.

Income Taxes

Income tax expense decreased $383 million from $504 million for the nine months ended September 30, 2013 to $121 million for the nine months ended September 30, 2014. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired. The Company is a member of the federal income tax return of Prudential Financial. As of September 30, 2014, Prudential Financial remains subject to examination in the U.S. for tax years 2007 through 2013.

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s results in 2013 or in the first nine months of 2014. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long term financial resources available to support the operations of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions, our ability to borrow from affiliates and our access to the capital markets through affiliates as described herein.

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

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of September 30, 2014 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

In addition the NAIC recently issued new guidance regarding the calculation of Total Adjusted Capital (“TAC”) that will directly affect the calculation of the RBC ratio. The new guidance, which is effective for December 31, 2014, will limit the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. We are currently assessing the impact of this guidance on the Company’s RBC ratio.

We employ a “Capital Protection Framework” to ensure that sufficient capital resources are available to maintain adequate capitalization and a competitive RBC ratio under various stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, reinsurance and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

Affiliated Captive Reinsurance Companies

Prudential Financial and the Company use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. Prudential Financial provides support to these captives, typically through net worth maintenance agreements, and in the normal course of business will contribute capital to the captives to support business growth and other needs. In addition, in connection with financing arrangements, Prudential Financial may guarantee certain of the captives’ obligations.

The NAIC, the NY DFS and other regulators continue to review life insurers’ use of captive reinsurance companies. On June 4, 2014, Rector & Associates, Inc. a consulting firm commissioned by the NAIC, presented a revised report to the NAIC’s Principle-Based Reserving Implementation Task Force that recommended, among other things, placing limitations on the types of assets that may be used to finance reserves associated with certain term and universal life insurance policies and making adoption of new regulations contemplated by the Rector Report by individual states an NAIC accreditation standard. On August 17, 2014, the NAIC’s Executive Committee adopted the regulatory framework proposed by Rector & Associates, including recommendations to have various technical working groups of the NAIC propose regulations and guidelines to implement the new framework. These technical working groups are in various stages of developing and proposing regulations and guidelines. The NAIC’s Principle-Based Reserving Implementation Task Force has voted to expose for comment a new Actuarial Guideline (AG48) designed to implement many of the recommendations in the Rector Report related to the determination of the portion of the reserves that may be supported by specified asset classes in connection with certain transactions involving captive reinsurance companies. In addition, another committee of the NAIC continues to consider changes to the NAIC accreditation standards that would regulate captive reinsurance companies that assume business directly written in more than one state as “multi-state reinsurers” and apply accreditation standards to those captives that historically were applicable only to traditional insurers. We cannot predict what changes may result from these initiatives and what the ultimate impact may be to our business. We are evaluating, and will continue to monitor, the development of rules and regulations regarding captive reinsurance companies. If insurance laws are changed in a way that restricts our use of captive reinsurance companies in the future, our ability to write certain products and efficiently manage their associated risks could be adversely affected and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. Given the uncertainty of the ultimate outcome of these initiatives, at this time we are unable to estimate their expected effects on our future capital and financial position and results of operations.

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

Liquidity

The Company’s liquidity position has increased since December 31, 2013. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for the Company.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2014 and December 31, 2013 the Company had liquid assets of $6,625 million and $5,994 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $516 million and $323 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, $5,639 million, or 93%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $406 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

Prudential Financial and Prudential Funding, LLC, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, borrow funds in the capital markets through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.

As we continue to underwrite term and universal life insurance business, we expect to have additional financing needs for the funding of non-economic reserves required under Guideline AXXX and Regulation XXX. We believe we have sufficient financing resources in place to meet our financing needs under Guideline AXXX through 2015, assuming that the volume of new business remains consistent with current sales levels. In June 2014, an affiliated captive company amended the twenty-year captive financing facility that was entered into in December 2013 to finance Guideline AXXX reserves. The amendment increased the current financing capacity available under the facility from $2.0 billion to $3.5 billion, increased the maximum potential size of the facility to $4.0 billion and added additional external counterparties. The amendment also resulted in an increase in the outstanding amount of the surplus note currently issued by the captive from approximately $900 million to $1.8 billion and allows for the financing of Guideline AXXX reserves resulting from the sale of universal life business in 2015. Because valid rights of set-off exist for this facility, interest and principal payments on the surplus note and credit-linked notes issued through the facility are settled on a net basis, and the surplus note is reflected in Prudential Financial’s total consolidated borrowings on a net basis. Also, in June 2014, another affiliated captive reinsurance company issued a $650 million surplus note to an affiliate for the purpose of financing Guideline AXXX reserves.

In April 2014, one of our affiliated captives issued an additional $250 million of surplus notes in return for an equal amount of credit-linked notes under a $2.0 billion facility for the third-party financing of Regulation XXX reserves associated with term life business written from 2010 to 2013. Following that issuance, an aggregate of $1.75 billion of surplus notes were outstanding under that facility. Because valid rights of set-off exist for this facility, interest and principal payments on the surplus notes and credit-linked notes issued through the facility are settled on a net basis, and the surplus notes are reflected in Prudential Financial’s total consolidated borrowings on a net basis. In March 2014, a newly-formed affiliated captive reinsurance company issued a $250 million surplus note to an affiliate to finance Regulation XXX reserves associated with term life sales in 2014. In September 2014, one of our affiliated captives reduced the amount of its outstanding surplus notes borrowing from Prudential Financial by $700 million, reflecting $900 million of maturities and $200 million in additional issuances, related to the financing of Regulation XXX reserves associated with term life business issued prior to 2010. We are continuing to pursue solutions to address Regulation XXX financing needs generated by our expected sale of term life business during the remainder of 2014 and in subsequent years. If we are unsuccessful in executing these solutions by the end of 2014, we may need to obtain financing from other sources, including through additional borrowings.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC, is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, as of September 30, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2014