Form 10-K
period 2014-12-31
PRUCO LIFE INSURANCE CO
filed 2015-03-12
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

As of March 12, 2015, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2015, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2014.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (I) (1) (a) and (b) on Form 10-K

and is therefore filing this Form with reduced disclosure.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Annual Report on Form 10-K, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or U.S. GAAP accounting principles, practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

Part 1

Item 1. Business

Overview

Pruco Life Insurance Company (the “Company,” “Pruco Life,” “we” or “our”) is a wholly owned subsidiary of The Prudential Insurance Company of America, or “Prudential Insurance,” which in turn is an indirect wholly owned subsidiary of Prudential Financial, Inc., or “Prudential Financial.” The Company was organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam, and in all states except New York.

The Company has two subsidiaries, including one wholly owned life insurance subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ,” and one investment subsidiary formed in 2009 for the purpose of holding certain commercial loan and other investments. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

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

Prudential Insurance may make capital contributions to the Company, as needed, to enable it to comply with its reserve and capital requirements and fund expenses in connection with its business. Prudential Insurance is under no obligation to make such contributions and its assets do not back the benefits payable under the Company’s policyholders’ contracts.

Competition

In our annuity business, we compete with other providers of retirement savings and accumulation products, including large, well-established insurance and financial services companies, primarily based on our innovative product features and our risk management strategies. We also compete based on brand recognition, the breadth of our distribution platform and our customer service capabilities.

In our life insurance business, we compete with large, well-established life insurance companies in a mature market. We compete primarily based on price, service, distribution channel relationships, brand recognition and financial strength. Due to the large number of competitors, pricing is competitive. Factors that could influence our ability to competitively price products while achieving targeted returns include: the cost and availability of financing for statutory reserves required for certain term and universal life insurance policies; the availability, utilization and timing of tax deductions associated with statutory reserves; product designs that impact the amount of statutory reserves and the associated tax deductions; and the level and volatility of interest rates.

In recent years, we have experienced a dynamic competitive landscape, prompted by challenging global financial markets. We proactively monitor changes in the marketplace, and have taken actions to adapt our products to the current environment in order to maintain appropriate return prospects and improve our risk profile. These actions have included variable annuity product modifications for new sales to scale back benefits, change pricing, and reduce commissions, as well as the closing of a share class. We also suspended or limited additional contractholder deposits for variable annuities with certain optional living benefit riders that are no longer being offered. Similarly, certain of our competitors have taken actions to implement modifications which scale back benefits or to exit, or limit their presence in, the variable annuity marketplace. Despite these actions, our contract retention has remained strong, and we believe our product offerings are competitive relative to substitute products currently available in the marketplace. In addition, we have introduced new products to broaden our offerings and diversify our risk profile, as discussed below, and have incorporated provisions in product design allowing frequent revisions of key pricing elements. We continue to look for opportunities to further enhance and differentiate our current suite of products to meet the retirement needs of our contractholders while responding to market conditions and managing risks.

We periodically adjust product prices and features based on the market and our strategy, which allows us to manage the business for steady, consistent sales growth across a balanced product portfolio and to avoid over-concentration in any one product type. These actions, and the actions of competitors, can impact our sales levels from period to period.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specific return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. In 2014, we launched the Prudential Premier® Retirement with Highest Daily Lifetime Income (“HDI”) 3.0 Variable Annuity, which offers lifetime income based on the highest daily account value plus a compounded deferral credit. In 2013, we launched the Prudential Defined Income (“PDI”) Variable Annuity to complement the variable annuity products we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments, but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to annual roll-up increases in this rate until lifetime withdrawals commence, but does not have the highest daily feature.

In addition, certain inforce contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals upon death.

We also offer immediate annuities and variable annuities without guaranteed living benefits. In the second quarter of 2014, we launched the Prudential Premier® Investment Variable Annuity, which offers tax-deferred asset accumulation with an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary and/or non-proprietary mutual funds, frequently under asset allocation programs. Certain products also allow or require allocation to fixed-rate accounts that are invested in the general account and are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.

As of December 31, 2014, approximately $89 billion or 90% of total variable annuity account values contain a living benefit feature, compared to approximately $81 billion or 90% as of December 31, 2013. As of December 31, 2014, approximately $85 billion or 95% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $76.5 billion or 94% as of December 31, 2013. The increase in account values with living benefits and the asset transfer feature reflects the impact of new business sales and equity market performance.

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 63% of our net individual life insurance in force at December 31, 2014, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 23% of our net individual life insurance in force at December 31, 2014, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable life insurance policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance

The Company offers universal life insurance products, which represent 14% of our net individual life insurance in force at December 31, 2014, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, the Company offers universal life insurance products that allow the policyholder to allocate a portion of their account balance into accounts that provide interest or an interest component linked to S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

Marketing and Distribution

Third Party Distribution

Our annuity products are distributed through a diverse group of third-party broker-dealers and their representatives, in banks, wirehouses, and through independent financial planners. Additionally, our variable annuity products are distributed through insurance agents, including Prudential Agents, who are registered representatives of broker-dealers.

Our individual life products are offered through a variety of third party channels, including independent brokers, wirehouses, banks, general agencies and producer groups. We focus on sales through independent intermediaries who provide life insurance solutions to protect individuals, families and businesses and support estate and wealth transfer planning.

Our third party distribution efforts are supported by a network of internal and external wholesalers.

Prudential Insurance Agents

Prudential Insurance Agents, our affiliated agency channel, and the agency distribution force of The Allstate Corporation (“Allstate”) distribute Prudential variable, term, and universal life insurance, variable and fixed annuities, and investment products with proprietary and non-proprietary investment options as well as selected insurance products manufactured by other companies primarily to customers in the U.S. markets, including mass and mass affluent markets, as well as small business owners. Prudential Insurance pays Prudential Insurance Agents at a market rate to distribute our products. The Company is charged a distribution expense by Prudential Insurance related to this arrangement. See Note 12 to the Consolidated Financial Statements for a discussion of Expense Charges and Allocations.

Underwriting and Pricing

We earn asset management fees determined as a percentage of the average assets of the mutual funds in our variable annuity products, net of sub-advisory expenses. Additionally, we earn mortality and expense fees for various insurance-related options and features based on the average daily net asset value of the annuity separate accounts, account value, or guaranteed value, as applicable. We also receive administrative service fees from many of the proprietary and non-proprietary mutual funds.

We price our variable annuities based on an evaluation of the risks assumed and applicable hedging costs. Our pricing is also influenced by competition, and assumptions regarding contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions. Significant deviations in actual experience from our pricing assumptions could have an adverse effect on the profitability of our products. To encourage persistency, most of our variable and fixed annuities have surrender or withdrawal charges for a specified number of years. In addition, the living benefit features of our variable annuity products encourage persistency because the potential value of the living benefit is fully realized only if the contract persists.

We price our fixed annuities and the fixed-rate accounts of our variable annuities based on investment returns, expenses, competition and persistency, as well as other assumptions. We seek to maintain a spread between the return on our general account invested assets and the interest we credit on our fixed annuities and the fixed-rate accounts of our variable annuities.

For our fully underwritten life insurance, underwriters follow detailed policies and procedures to assess and quantify the risk of our individual life insurance products based on the age, gender, health and occupation of the applicant and amount of insurance requested. We base premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. We use assumptions for mortality and morbidity, interest rates, expenses, policy persistency, premium payment patterns, separate account fund performance and product-generated tax deductions, as well as the level, cost and availability of financing to back certain statutory reserves, in pricing policies. Deviations in actual experience from our pricing assumptions may adversely or positively impact the profitability of our products.

Reserves

For our annuity products, we establish reserves in accordance with U.S. GAAP for future contractholder benefits and expenses. For our guaranteed minimum death and income benefits, we base the reserves on assumptions we believe to be appropriate such as investment yields, equity returns, persistency, expenses, withdrawal timing and efficiency, mortality, and utilization. Certain of the living benefit guarantee features on variable annuity contracts are accounted for as embedded derivatives and are carried at fair value. The fair values of these benefit features are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature, and are based on assumptions a market participant would use in valuing these embedded derivatives. These features are generally reinsured with an affiliated company, Pruco Reinsurance Ltd (“Pruco Re”). For variable and fixed annuity contracts, we establish liabilities for contractholders’ account balances that represent cumulative deposits plus credited interest and/or fund performance, less withdrawals, mortality and expense charges.

For our life products, we base these reserves on assumptions we believe to be appropriate for investment yield, persistency, expenses and mortality and morbidity rates as well as provisions for adverse deviation, as appropriate. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported. For variable and interest-sensitive life insurance contracts, we establish liabilities for policyholders’ account balances that represent cumulative gross premium payments plus credited interest or fund performance, less withdrawals, and expense and cost of insurance charges.

Reinsurance

The Company participates in reinsurance with its parent company, Prudential Insurance, and other affiliates in order to provide risk diversification, additional capacity for future growth and limit the maximum net loss potential arising from large risks. The Company also uses reinsurance as part of its risk management and capital management strategies for certain of its variable annuity optional living benefit features. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. We evaluate the financial condition of unaffiliated reinsurers and monitor the concentration of counterparty risks to mitigate exposure.

We have reinsured the majority of our mortality risk in our individual life products. As of the end of 2014, the maximum amount of mortality risk we may retain on any policy was generally $100,000. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies. See Note 12 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

Regulation

Overview

Our businesses are subject to comprehensive regulation and supervision. The purpose of these regulations is primarily to protect our customers and the overall financial system. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations or profitability. Financial market dislocations have produced, and are expected to continue to produce, extensive changes in existing laws and regulations, and regulatory frameworks, applicable to our businesses, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) discussed below.

State insurance laws regulate all aspects of our business. Insurance departments in the District of Columbia, Guam and all states monitor our insurance operations. The Company is domiciled in Arizona and its principal insurance regulatory authority is the Arizona Department of Insurance. Our subsidiary PLNJ is domiciled in New Jersey and its principal insurance regulatory authority is the New Jersey Department of Banking and Insurance. Generally, our insurance products must be approved by the insurance regulators in the state in which they are sold. Our insurance products are substantially affected by federal and state tax laws.

Dodd-Frank Wall Street Reform and Consumer Protection Act

As part of the federal government’s response to the financial crisis, Dodd-Frank was signed into law in July 2010. Dodd-Frank directs government agencies and bodies to conduct certain studies and promulgate regulations implementing the law, a process that is underway and is expected to continue. Dodd-Frank subjects Prudential Financial to substantial additional federal regulation, primarily as a “Designated Financial Company” as discussed below. We cannot predict with any certainty the results of the studies or the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, credit or financial strength ratings, results of operations, cash flows or financial condition or make it advisable or require us to hold or raise additional capital or liquid assets.

Regulation as a Designated Financial Company

Dodd-Frank established a Financial Stability Oversight Council (“Council”) which is authorized to subject non-bank financial companies such as Prudential Financial to stricter prudential standards and to supervision by the Board of Governors of the Federal Reserve System (“FRB”) as a “Designated Financial Company” if the Council determines that material financial distress at Prudential Financial or the scope of Prudential Financial’s activities could pose a threat to the financial stability of the U.S. In September 2013, the Council made a final determination that Prudential Financial is a Designated Financial Company, and following an annual review, voted in November 2014 to maintain the designation. As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, credit exposure reporting, early remediation, management interlocks and credit concentration; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects at the discretion of the FRB and the Council.

Under Dodd-Frank, key aspects of Prudential Financial’s regulation as a Designated Financial Company include:

•

Dodd-Frank requires the FRB to establish for Designated Financial Companies and certain bank holding companies stricter requirements and limitations relating to risk-based capital, leverage and liquidity. In February 2014, the FRB approved final rules for bank holding companies with $50 billion (and in some cases, $10 billion) or more in total consolidated assets and certain foreign banking organizations that implement certain of these and other prudential standards. The final rules incorporate a number of enhanced prudential standards that had previously been finalized and were in effect for U.S. bank holding companies, including minimum leverage and risk-based capital requirements, requirements to submit annual capital plans to the FRB demonstrating the ability to satisfy the required capital ratios under baseline and stressed conditions, and stress-testing requirements. The final rules do not apply to Designated Financial Companies such as Prudential Financial. Dodd-Frank authorizes the FRB to tailor its application of enhanced prudential standards to different companies on an individual basis or by category, and the FRB has indicated that it intends to assess the business model, capital structure and risk profile of Designated Financial Companies to determine how enhanced prudential standards should apply to them, and, if appropriate, to tailor the application of these standards for Designated Financial Companies by order or regulation. The FRB has stated that it expects to take into account the differences among bank holding companies and Designated Financial Companies, including insurance companies, when applying the enhanced prudential standards required by Dodd-Frank. We cannot predict how the FRB will apply these prudential standards to Prudential Financial as a Designated Financial Company, or when the prudential standards ultimately adopted or ordered with respect to Prudential Financial will begin to be applied.

•

Section 171 of Dodd-Frank (the “Collins Amendment”) requires that Designated Financial Companies be subject to capital requirements that are no less stringent than the requirements generally applicable to insured depository institutions and that are not quantitatively lower than the requirements in effect for insured depository institutions as of July 21, 2010. In July 2013, the FRB approved final rules, based on accords established by the Basel Committee on Banking Supervision, that substantially revise the risk-based capital requirements applicable to bank holding companies compared to the current general risk-based capital rules. The rules include provisions affecting the calculation of regulatory capital and risk-weighting of assets, and establish new minimum risk-based capital and leverage ratios and a capital conservation buffer and countercyclical capital buffer. The FRB has also adopted liquidity coverage ratio and supplemental leverage ratio requirements for a subset of large banking organizations. The final rules eliminate the use of external credit ratings to determine risk-weights for regulatory capital purposes. Although Designated Financial Companies are not directly subject to the final rules, and the final rules exempt savings and loan holding companies that are predominantly engaged in insurance activities, the final rules may serve as a “floor” for Designated Financial Companies such as Prudential Financial under the Collins Amendment and could provide the basis for the enhanced prudential standards ultimately to be applied by the FRB to Prudential Financial. We cannot predict what capital regulations the FRB will promulgate with respect to Designated Financial Companies or how or when such capital regulations will be applied to Prudential Financial.

In 2014, Prudential Financial participated in the FRB’s quantitative impact study to evaluate the potential effects of a revised regulatory capital framework on Designated Financial Companies and savings and loan holding companies that are substantially engaged in insurance underwriting activity.

Congress has amended the Collins Amendment to clarify that, in establishing minimum leverage capital requirements and minimum risk-based capital requirements for insurance holding companies the FRB supervises (including Designated Financial Companies such as Prudential Financial), the FRB is permitted to exclude certain insurance activities from such requirements. We cannot predict whether or how the FRB will use this authority in developing capital requirements for insurance groups it supervises.

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

•

The FRB is required under Dodd-Frank to prescribe regulations for the establishment of an “early remediation” regime for the financial distress of Designated Financial Companies, whereby failure to meet defined measures of financial condition (including regulatory capital, liquidity measures, and other forward-looking indicators) would result in remedial action by the FRB that increases in stringency as the financial condition of the company declines. Depending on the degree of financial distress, such remedial action could result in capital-raising requirements, limits on transactions with affiliates, management changes and asset sales. Dodd-Frank further requires that a Designated Financial Company determined by the Council to pose a grave threat to financial stability of the U.S. maintain a debt-to-equity ratio of no more than 15-to-1 until the limitation is no longer necessary.

•

Dodd-Frank requires the FRB to promulgate regulations that would prohibit Designated Financial Companies from having a credit exposure to any unaffiliated company in excess of 25% of the Designated Financial Company’s capital stock and surplus.

•

Prudential Financial is required as a Designated Financial Company to submit to the FRB and the Federal Deposit Insurance Corporation (“FDIC”), and periodically update in the event of material events, an annual plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its first resolution plan on June 30, 2014, and its next resolution plan is required to be submitted on December 31, 2015. On December 31, 2015, Prudential Financial is also required to submit to the FRB a recovery plan that describes the steps that Prudential Financial could take to reduce risk and conserve or restore liquidity and capital in the event of severe financial stress scenarios.

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

Other Regulation under Dodd-Frank

Other key aspects of Dodd-Frank’s impact on Prudential Financial include:

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (“OTC”) derivatives markets which could impact various activities of Prudential Global Funding LLC (“PGF”), Prudential Financial and its insurance subsidiaries, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). Dodd-Frank generally requires swaps, subject to a determination by the Commodity Futures Trading Commission (“CFTC”) or SEC as to which swaps are covered, entered into by all counterparties except non-financial end users to be executed through a centralized exchange or regulated facility and to be cleared through a regulated clearinghouse. The CFTC has made a determination that certain categories of swaps, including certain types of interest rate swaps, will be subject to the mandatory clearing requirement; it is anticipated that other categories of swaps will become subject to this requirement in the future. In April, 2013, the CFTC adopted a rule to exempt certain affiliated entities within a corporate group from the foregoing clearing requirements. This exemption is available for swaps entered into between PGF, Prudential Financial and its insurance subsidiaries, subject to certain conditions, including compliance with documentation and reporting requirements. The SEC and CFTC have issued regulations defining “swaps” and are required to determine whether and how “stable value contracts” should be treated as swaps and, although we believe otherwise, various other products offered by Prudential Financial and its insurance subsidiaries might be treated as swaps; if regulated as swaps, we cannot predict how the rules would be applied to such products or the effect on their profitability or attractiveness to our clients. In addition, final rules regarding margin requirements for OTC derivatives have not been adopted, and any margin rules applicable to us and our affiliates may be more onerous than the collateral posting requirements under our existing OTC derivatives contracts. We cannot predict the effect of further regulations on our hedging costs, our hedging strategy or implementation thereof or whether we will need or choose to increase and/or change the composition of the risks we do not hedge.

•

Dodd-Frank established a Federal Insurance Office (“FIO”) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the FIO director performs various functions with respect to insurance, including serving as a non-voting member of the Council and coordinating with the FRB in the application of any stress tests required to be conducted with respect to an insurer. On December 12, 2013, FIO issued its report, as required under Dodd-Frank, on how to modernize and improve the system of insurance regulation in the United States. In its report, FIO advocated closer coordination between state insurance regulators and a harmonization of state insurance laws across a number of insurance regulatory issues and responsibilities and also made recommendations for direct federal involvement in certain areas of insurance regulation.

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

•

Dodd-Frank includes various securities law reforms that may affect our business practices and the liabilities and/or exposures associated therewith. In January 2011, the SEC staff issued a study that recommends that the SEC adopt a uniform federal fiduciary standard of conduct for registered broker-dealers and investment advisers that provide retail investors personalized investment advice about securities which the SEC continues to consider.

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

On July 18, 2013, the FSB identified Prudential Financial as a global systemically important insurer (“G-SII”). In its annual reassessment of G-SII designations, the FSB again identified Prudential Financial as a G-SII on November 6, 2014. U.S. financial regulators are thereby expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives, including:

•	Enhanced group-wide supervision,

•	Enhanced capital standards, including basic capital requirements (“BCR”) applicable to all group activities and higher loss absorption capital standards (expected to begin to be implemented in 2019);

•	Enhanced liquidity planning and management; and

•	Development of a risk reduction plan and recovery and resolution plans.

Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the impact of Prudential Financial’s identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the International Association of Insurance Supervisors (the “IAIS”) is developing a model framework (“ComFrame”) for the supervision of internationally active insurance groups (“IAIGs”) that contemplates “group wide supervision” across national boundaries. Prudential Financial qualifies as an IAIG. We have participated in field testing to assist the IAIS in its development of ComFrame, including global capital standards. In October 2013, the IAIS announced that it would develop a risk-based global insurance capital standard by 2016 applicable to IAIGs, with implementation scheduled to begin in 2019. In October 2014, the IAIS released preliminary elements of its risk-based global insurance capital standards, known as the “Basic Capital Requirements”, which were endorsed by the FSB and G20 in November 2014. In December 2014, the IAIS published a Consultation Document to obtain public comment on the initial proposed standard. G-SIIs will be required to report their BCR results beginning in 2015 on a confidential basis, depending on the directions of domestic group wide supervisors. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework is not anticipated until 2019.

Other U.S. Federal Regulation

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

Notwithstanding the passage of the Act, there continues to be uncertainty regarding U.S. taxes, both for individuals and corporations. There continue to be discussions in Washington concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products. However, even in the absence of overall tax reform, the large federal deficit increases the possibility that Congress will raise revenue by enacting legislation to increase the taxes paid by individuals and corporations. This can be accomplished by either raising rates or otherwise changing the tax rules.

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

Additionally, legislative or regulatory changes could also impact the amount of taxes that we pay, thereby affecting our consolidated net income. For example, the U.S. Treasury Department and the Internal Revenue Service intend to address through guidance the methodology to be followed in determining the dividends received deduction (“DRD”) related to variable life insurance and annuity contracts. The DRD reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between our actual tax expense and expected tax amount determined using the federal statutory tax rate of 35%. For the last several years, the revenue proposals included in the Obama Administration’s budgets (the “Administration’s Revenue Proposals”) included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

Furthermore, the Administration’s Fiscal Year 2016 Revenue Proposals also included items that would change the way U.S. multinationals are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes the Company pays.

For additional discussion of possible tax legislative and regulatory risks that could affect our business, see “Risk Factors.”

ERISA

The Employee Retirement Income Security Act (“ERISA”) is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for civil and criminal penalties and enforcement. Prudential Financial’s insurance, asset management and retirement businesses provide services to employee benefit plans subject to ERISA, including services where Prudential Financial may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, Prudential Financial becomes subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect Prudential Financial’s ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

The U.S. Department of Labor (“DOL”) is expected to issue a proposed rule in early 2015 that could, if adopted, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA. Depending on the breadth of the final rule, the investment-related information and support that Prudential Financial’s advisors and employees could provide to plan sponsors, participants, and IRA holders on a non-fiduciary basis could be substantially limited beyond what is allowed under current law. This could have a material impact on the level and type of services we can provide, as well as the nature and amount of compensation and fees that we and our advisors receive for investment-related services. The exact nature and scope of any new final rule is undeterminable at this time.

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”), contains anti-money laundering and financial transparency laws applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain provisions that may be different, conflicting or more rigorous. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions require the implementation and maintenance of internal practices, procedures and controls.

Holding Company Regulation

We are subject to the Arizona insurance holding company law which requires us to register with the insurance department and to furnish annually financial and other information about the operations of the Company. Generally, all transactions with affiliates that affect the Company must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the Arizona insurance department. Similar laws are applicable to PLNJ in New Jersey.

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

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of regulation of insurance holding companies (such as Prudential Financial). The National Association of Insurance Commissioners (“NAIC”) has promulgated model laws for adoption in the United States that would provide for “group wide” supervision of certain insurance holding companies in addition to the current regulation of insurance subsidiaries. While the timing of their adoption and content will vary by jurisdiction, we have identified the following areas of focus in these model laws: (1) uniform standards for insurer corporate governance; (2) group-wide supervision of insurance holding companies; (3) adjustments to risk-based capital calculations to account for group-wide risks; and (4) additional regulatory and disclosure requirements for insurance holding companies. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements would impose on Prudential Financial if adopted. New Jersey has adopted legislation that would authorize group-wide supervision of internationally active insurance groups.

Beginning in October 2013 the Company’s regulators, and beginning in 2014, the FRB, have participated in a supervisory college. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and to enhance each regulator’s understanding of the Company’s risk profile.

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

Financial Regulation

Dividend Payment Limitations. The Arizona insurance law regulates the amount of dividends that may be paid by the Company. See Note 7 to the Consolidated Financial Statements for a discussion of dividend restrictions.

Risk-Based Capital. In order to enhance the regulation of insurers’ solvency, the NAIC adopted a model law to implement risk-based capital requirements for life insurance companies. All states have adopted the NAIC’s model law or a substantially similar law. The risk-based capital (“RBC”) calculation, which regulators use to assess the sufficiency of an insurer’s statutory capital, measures the risk characteristics of a company’s assets, liabilities and certain off-balance sheet items. In general, RBC is calculated by applying factors to various asset, premium, claim, expense and reserve items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy.

Insurance Reserves and Regulatory Capital. State insurance laws require us to analyze the adequacy of our reserves annually. Our appointed actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

In February 2014, the New York State Department of Financial Services (“NY DFS”) notified PLNJ that it did not agree with its calculation of statutory reserves (including the applicable credit for reinsurance) for New York financial reporting purposes in respect of certain variable annuity products. During the fourth quarter of 2014, PLNJ reached an agreement with the NY DFS on a reserving methodology for these products. As a result, for year-end 2014 PLNJ will hold additional statutory reserves on a New York basis. As of year-end 2014, PLNJ held sufficient statutory surplus on a New York basis to satisfy these additional New York reserves, but such additional reserves will reduce New York statutory surplus. PLNJ is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, its state of domicile, and therefore do not impact PLNJ’s RBC ratio. However, the agreed reserve methodology may require PLNJ to hold additional New York statutory reserves in the future, which would result in a further reduction of New York statutory surplus. If PLNJ were required to establish material additional reserves on a New York statutory accounting basis, PLNJ’s ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.

The NAIC has developed a principles-based reserving approach for life insurance products. The timing and the effect of these changes are still uncertain since the changes have to be adopted by each state and the approach can be further modified prior to adoption.

Captive Reinsurance Companies. On December 16, 2014, the NAIC adopted a new actuarial guideline, Actuarial Guideline XLVIII—Actuarial Opinion and Memorandum Requirements for the Reinsurance of Policies Required to be Valued under Sections 6 and 7 of the NAIC Valuation of Life Insurance Policies Model Regulation (#830) (“AG 48”). AG 48 implements many of the recommendations set forth in the June 2014 report by Rector & Associates, Inc. (“Rector Report”) concerning certain transactions involving captive reinsurance companies. Specifically, AG 48 prescribes an actuarial method to determine the portion of the assets held to support reserves for certain term and universal life policies that must be a “primary security”, which is defined as cash and securities rated by the Securities Valuation Office of the NAIC (subject to some limited exceptions) or, in limited cases, certain other assets. AG 48 provides that reserves in excess of those calculated with the prescribed actuarial method may be supported or financed with a broader range of assets, referred to as “other security”. The requirements in AG 48 became effective on January 1, 2015 and apply in respect of certain term and universal life insurance policies written from and after January 1, 2015 or written prior to January 1, 2015 but not included in a captive reinsurer financing arrangement as of December 31, 2014. The NAIC and state regulators also continue to consider additional changes based on the Rector Report.

The Company has used captive reinsurance affiliates to finance a portion of the statutory reserves for term and universal life policies that we consider to be non-economic. If AG 48 requires us to hold cash or rated securities in greater amounts than we currently hold to support economic reserves, we may need to allocate capital or assets to our captives differently, but only for business issued on, or after, January 1, 2015 or written prior to January 1, 2015 but not included in a captive reinsurer financing arrangement as of December 31, 2014. We are continuing to review the application of AG 48, and as a result, we have not yet quantified the impact of such a reallocation. We are also currently evaluating the affect of AG 48 more generally on our use of captives and any future financing of statutory reserves for our term and universal life business.

In addition to the changes recommended by the Rector Report, the NAIC continues to consider other changes that would regulate more strictly captive reinsurance companies that assume business directly written in more than one state and apply accreditation standards to those captives that historically were applicable only to traditional insurers. The NAIC and state and federal regulators continue to study other uses of captive reinsurance companies, including for variable annuities, by the life insurance industry.

Solvency Modernization Initiative. State insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative.” The Solvency Modernization Initiative focuses on the entire U.S. financial regulatory system and all aspects of financial regulation affecting insurance companies. Though broad in scope, the NAIC has stated that the Solvency Modernization Initiative will focus on: (1) capital requirements; (2) corporate governance and risk management; (3) group supervision; (4) statutory accounting and financial reporting; and (5) reinsurance. This initiative has resulted in the recent adoption of the NAIC Risk Management and Own Risk and Solvency Assessment (“ORSA”) model act which, following enactment at the state level, will require larger insurers to, at least annually beginning in 2015, assess the adequacy of its and its group’s risk management and current and future solvency position. Of the states where Prudential Financial Insurance subsidiaries are domiciled, only New Jersey and Connecticut have enacted this model act to date. The NAIC is also exploring group capital concepts that would be appropriate for U.S.-based internationally active insurance groups. We cannot predict the additional capital requirements or compliance costs these requirements may impose.

IRIS Tests. The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System, or (“IRIS”), to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Based on our most recent statutory filing (as of December 31, 2014), the Company is not subject to regulatory scrutiny based on these ratios.

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

Insurance Guaranty Association Assessments

Each state has insurance guaranty association laws under which insurers doing business in the state are members and may be assessed by state insurance guaranty associations for certain obligations of insolvent insurance companies to contractholders and claimants. Typically, states assess each member insurer in an amount related to the member insurer’s proportionate share of the business written by all member insurers in the state. While we cannot predict the amount and timing of future assessments on the Company under these laws, we have established estimated reserves for future assessments relating to insurance companies that are currently subject to insolvency proceedings.

Federal and State Securities Regulation

Our variable life insurance and variable annuity products generally are “securities” within the meaning of federal securities laws and may be required to be registered under the federal securities laws and subject to regulation by the SEC and the Financial Industry Regulatory Authority (“FINRA”). Federal securities regulation may affect investment advice, sales and related activities with respect to these products.

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

Privacy Regulation

We are subject to federal and state laws and regulations that require financial institutions and other businesses to protect the security and confidentiality of personal information, including health-related and customer information and to notify customers and other individuals about their policies and practices relating to the collection and disclosure of health-related and customer information. State laws regulate use and disclosure of social security numbers. Federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, and require holders of certain personal information to protect the security of the data. Federal regulations require financial institutions and creditors to implement effective programs to detect, prevent, and mitigate identity theft. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. Federal law and regulation regulate the permissible uses of certain personal information, including consumer report information. Federal and state governments and regulatory bodies may be expected to consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information. We are also subject to privacy laws, regulation, and directives that require our business units in countries outside the U.S. to protect the security and confidentiality of employee and customer personal information.

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see “Litigation and Regulatory Matters” in Note 11 to the Consolidated Financial Statements.

Segments

The Company currently operates as one reporting segment. Revenues, net income and total assets can be found on the Company’s Consolidated Statements of Financial Position as of December 31, 2014 and 2013 and Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013, and 2012.

Employees

The Company has no employees. Services to the Company are primarily provided by employees of Prudential Insurance as described under “Expense Charges and Allocations” in Note 12 to the Consolidated Financial Statements.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our business described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity.

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

Even under relatively favorable market conditions, our insurance and annuity products, as well as our investment returns and our access to and cost of financing, are sensitive to fixed income, equity, real estate and other market fluctuations and general economic, market and political conditions. These fluctuations and conditions could adversely affect our results of operations, financial position and liquidity, including in the following respects:

•

The profitability of many of our insurance and annuity products depends in part on the value of the separate accounts supporting these products, which can fluctuate substantially depending on the foregoing conditions.

•

A change in market conditions, such as high inflation and high interest rates, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability (as further described below). Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain product lines.

•

Sales of our products and services may decline, and lapses and surrenders of certain insurance products may increase if a market downturn, increased market volatility or other market conditions result in customers becoming dissatisfied with their investments or products.

•

A market decline could further result in guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values or our pricing assumptions would support, requiring us to materially increase reserves for such products and may cause customers to retain contracts in force in order to benefit from the guarantees, thereby increasing their cost to us. Any increased cost may or may not be offset by the favorable impact of greater persistency from prolonged fee streams. Our valuation of the liabilities for the minimum benefits contained in many of our variable annuity products requires us to consider the market perception of our risk of non-performance, and a decrease in our own credit spreads resulting from ratings upgrades or other events or market conditions could cause the recorded value of these liabilities to increase, which in turn could adversely affect our results of operations and financial position.

•

Market conditions determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms which could adversely affect the profitability of future business or our willingness to write future business.

•

Derivative instruments we and our affiliates hold to hedge and manage interest rate and equity risks associated with our products and businesses might not perform as intended or expected resulting in higher realized losses and unforeseen stresses on liquidity. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and also further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged. We execute our hedges through an affiliate that, in turn, may execute hedges with unaffiliated counterparties. Accordingly, our derivative-based hedging strategies also rely on the performance of this affiliate and on the performance of its unaffiliated counterparties to such hedges. These unaffiliated counterparties may fail to perform for various reasons resulting in losses on uncollateralized positions.

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

•

Opportunities for investment of available funds at appropriate returns may be limited, including due to the current low interest rate environment, a diminished securitization market or other factors, with possible negative impacts on our overall results. Limited opportunities for attractive investments may lead to holding cash for long periods of time and increased use of derivatives for duration management and other portfolio management purposes. The increased use of derivatives may increase the volatility of our U.S. GAAP results and our statutory capital.

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

Our investments, results of operations and financial condition may be adversely affected by developments in the global economy, or in the U.S. economy (including as a result of actions by the Federal Reserve with respect to monetary policy and adverse political developments, including a failure to increase the federal debt ceiling). Global or U.S. economic activity and financial markets may in turn be negatively affected by adverse developments or conditions in specific geographical regions.

Interest rate fluctuations or prolonged periods of low interest rates could adversely affect our business and profitability and require us to increase reserves or statutory capital and subject us to additional collateral posting requirements.

Our insurance and annuity products, and our investment returns, are sensitive to interest rate fluctuations, and changes in interest rates could adversely affect our investment returns and results of operations, including in the following respects:

•

Some of our products expose us to the risk that changes in interest rates will reduce the spread between the amounts that we are required to pay under the contracts and the rate of return we are able to earn on our general account investments supporting the contracts. When interest rates decline, we have to reinvest in lower-yielding instruments, potentially reducing net investment income. Since many of our policies and contracts have guaranteed minimum interest crediting rates or limit the resetting of interest rates, the spreads could decrease and potentially become negative, or go further negative. When interest rates rise, we may not be able to replace the assets in our general account as quickly with the higher yielding assets needed to fund the higher crediting rates necessary to keep these products and contracts competitive. In addition, rising interest rates could cause a decline in the market value of fixed income assets of the mutual funds in our variable annuity products which in turn could result in lower asset management fees earned.

•

When interest rates rise, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns, requiring us to sell investment assets potentially resulting in realized investment losses, or requiring us to accelerate the amortization of deferred acquisition costs (“DAC”) and deferred sales inducements (“DSI”). Also, an increase in interest rates accompanied by unexpected extensions of certain lower yielding investments could reduce our profitability.

•	When interest rates rise, hedging activities associated with some of our products could subject us to increased collateral posting requirements or reduced amounts of collateral posted to us.

•	A decline in interest rates accompanied by unexpected prepayments of certain investments could require us to reinvest at lower rates and reduce our profitability.

•	A decline in interest rates could require Prudential Financial to contribute capital to subsidiaries to support our annuities business.

•	Changes in interest rates coupled with greater than expected client withdrawals for certain products can result in increased costs associated with our guarantees.

•	Changes in the relationship between long-term and short-term interest rates could adversely affect the profitability of some of our products.

•	Changes in interest rates could increase our costs of financing.

•

Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our estimated liability cash flow profile; however, this estimate of the liability cash flow profile is complex and could turn out to be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to effectively mitigate, and we may sometimes choose based on economic considerations and other factors not to fully mitigate, the interest rate risk of our assets relative to our liabilities.

•

For certain of our products, a delay between the time we make changes in interest rate and other assumptions used for product pricing and the time we are able to reflect these assumptions in products available for sale could negatively impact the long-term profitability of products sold during the intervening period.

Recent periods have been characterized by low interest rates. A prolonged period during which interest rates remain at levels lower than those anticipated in our pricing may result in greater costs associated with certain of our product features which guarantee death benefits or income streams for stated periods or for life, higher costs for derivative instruments used to hedge certain of our product risks, or shortfalls in investment income on assets supporting policy obligations, each of which may require us to record charges to increase reserves. In addition to compressing spreads and reducing net investment income, such an environment may cause policies to remain in force for longer periods than we anticipated in our pricing, potentially resulting in greater claims costs than we expected and resulting in lower overall returns on business in force. Reflecting these impacts in recoverability and loss recognition testing under U.S. GAAP may require us to accelerate the amortization of DAC and DSI, as well as to increase required reserves for future policyholder benefits. In addition, certain statutory capital and reserve requirements are based on formulas or models that consider interest rates, and a period of declining or low interest rates may increase the statutory capital we are required to hold as well as the amount of assets we must maintain to support statutory reserves.

Adverse capital market conditions could significantly affect our ability to meet liquidity needs, our access to capital and our cost of capital and that of our ultimate parent company, Prudential Financial. Under such conditions, Prudential Financial may seek additional debt or equity capital but may be unable to obtain it.

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

Prudential Financial may seek additional debt or equity financing to satisfy our needs; however, the availability of additional financing depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, and Prudential Financial’s credit ratings and credit capacity. Prudential Financial may not be able to successfully obtain additional financing on favorable terms, or at all. Actions taken to access financing by Prudential Financial may in turn cause rating agencies to reevaluate its ratings.

Disruptions in the capital markets could adversely affect our ability to access sources of liquidity, as well as threaten to reduce our capital below a level that is consistent with our existing ratings objectives. Therefore, we may need to take actions, which may include but are not limited to: (1) access contingent sources of capital and liquidity available through our Capital Protection Framework; (2) undertake capital management activities, including reinsurance transactions; (3) limit or curtail sales of certain products and/or restructure existing products; (4) undertake further asset sales or internal asset transfers; (5) seek temporary or permanent changes to regulatory rules; and (6) maintain greater levels of cash balances or for longer periods thereby reducing investment returns. Certain of these actions may require regulatory approval and/or agreement of counterparties which are outside of our control or have economic costs associated with them.

Risks Relating to Estimates, Assumptions and Valuations

Our profitability may decline if mortality experience, morbidity experience, persistency experience or utilization experience differ significantly from our pricing expectations.

We set prices for many of our insurance and annuity products based upon expected claims and payment patterns, using assumptions for mortality rates (the likelihood of death or the likelihood of survival), morbidity rates (the likelihood of sickness or disability), and improvement trends in mortality and morbidity of our policyholders. In addition to the potential effect of natural or man-made disasters, significant changes in mortality or morbidity could emerge gradually over time due to changes in the natural environment, the health habits of the insured population, treatment patterns and technologies for disease or disability, the economic environment, or other factors. Pricing of our insurance and deferred annuity products are also based in part upon expected persistency of these products, which is the probability that a policy or contract will remain in force from one period to the next. Persistency within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor equity market performance or extended periods of low interest rates as well as other factors. Persistency could be adversely affected generally by developments affecting client perception of us, including perceptions arising from adverse publicity. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first lifetime income withdrawal. Results may vary based on differences between actual and expected benefit utilization. The development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in the annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business.

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

We establish reserves in accordance with U.S. GAAP for future policyholder benefits and expenses. While these reserves generally exceed our best estimate of the liability for future benefits and expenses, if we conclude based on updated assumptions that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, including unamortized DAC and DSI, we would need to accelerate the amortization of these DAC or DSI balances and then increase our reserves and incur income statement charges, which would adversely affect our results of operations and financial condition. The determination of our best estimate of the liability is based on data and models that include many assumptions and projections which are inherently uncertain and involve the exercise of significant judgment, including the level and timing of receipt or payment of premiums, benefits, expenses, interest credits and investment results (including equity market returns), which depend on mortality, morbidity, persistency, and policyholder behavior experience. We cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and expenses or whether the assets supporting our policy liabilities, together with future premiums, will be sufficient for payment of benefits and expenses. If we conclude that our reserves, together with future premiums, are insufficient to cover future policy benefits and expenses, we may seek to increase premiums where we are able to do so.

Updated assumptions may also require us to increase U.S. GAAP reserves for the guarantees in certain nontraditional long-duration contracts.

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

DAC represents the costs that vary with and are directly related to the successful acquisition of new and renewal insurance and annuity contracts, and we amortize these costs over the expected lives of the contracts. DSI represents amounts that are credited to a policyholder’s account balance as an inducement to purchase the contract, and we amortize these costs over the expected lives of the contracts. Management, on an ongoing basis, tests the DAC and DSI recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying DAC and DSI for those products for which we amortize DAC and DSI in proportion to gross profits. Given changes in facts and circumstances, these tests and reviews could lead to reductions in DAC and DSI that could have an adverse effect on the results of our operations and our financial condition. Among other things, significant or sustained equity market declines as well as investment losses could result in acceleration of amortization of the DAC and DSI related to variable annuity and variable universal life contracts, resulting in a charge to income. As discussed earlier, the amortization of DAC and DSI is also sensitive to changes in interest rates.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are assessed periodically by management to determine if they are realizable. Factors in management’s determination include the performance of the business, the ability to generate capital gains from a variety of sources, and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, a valuation allowance must be established with a corresponding charge to net income. Such charges could have a material adverse effect on our results of operations or financial position.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

During periods of market disruption, it may be difficult to value certain of our investment securities if trading becomes less frequent or market data becomes less observable. There may be cases where certain assets in normally active markets with significant observable data become inactive with insufficient observable data due to the current financial environment or market conditions. In addition, the fair value of certain securities may be based on one or more significant unobservable inputs even in ordinary market conditions. As a result, valuations may include inputs and assumptions that require greater estimation and judgment as well as valuation methods which are more complex. These values may not be ultimately realizable in a market transaction, and such values may change very rapidly as market conditions change and valuation assumptions are modified. Decreases in value may have a material adverse effect on our results of operations or financial condition.

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

A downgrade in our financial strength ratings could potentially, among other things, limit our ability to market products, reduce our competitiveness, and increase the number or value of policy surrenders and withdrawals. In addition, a downgrade in Prudential Financial’s credit ratings could increase Prudential Financial’s borrowing costs and potentially make it more difficult to borrow funds, adversely affect the availability of financial guarantees, such as letters of credit, cause additional collateral requirements or other required payments under certain agreements, allow Prudential Global Funding’s (PGF) counterparties to terminate derivative agreements, and/or hurt relationships with creditors, distributors or trading counterparties thereby potentially negatively affecting our profitability, liquidity and/or capital. In addition, we consider our own risk of non-performance in determining the fair value of certain of our liabilities, including insurance liabilities that are classified as embedded derivatives under U.S. GAAP. Changes in Prudential Financial’s credit rating or our financial strength ratings may therefore affect the fair value of our liabilities.

We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. As with other companies in the financial services industry, our ratings could be downgraded at any time and without advance notice by any rating agency.

Losses due to defaults by others, including issuers of investment securities, reinsurers and derivative counterparties, insolvencies of insurers in jurisdictions where we write business and other factors could adversely affect the value of our investments, the realization of amounts contractually owed to us, result in assessments or additional statutory capital requirements or reduce our profitability or sources of liquidity.

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

The Company and its reinsurance affiliate use derivative instruments to hedge various risks, including certain guaranteed minimum benefits contained in many of our variable annuity products. We and our reinsurance affiliate enter into a variety of derivative instruments, including options, forwards, interest rate, credit default and currency swaps with an affiliate. Amounts that we expect to collect under current and future contracts, including, but not limited to reinsurance contracts, are subject to counterparty risk. Our obligations under our products are not changed by our hedging activities and we are liable for our obligations even if our derivative counterparties or reinsurers do not pay us. Such defaults could have a material adverse effect on our financial condition and results of operations.

Under state insurance guaranty association laws, we are subject to assessments, based on the share of business we write in the relevant jurisdiction, for certain obligations of insolvent insurance companies to policyholders and claimants.

Our investment portfolio is subject to risks that could diminish the value of our invested assets and the amount of our investment income, which could have an adverse effect on our results of operations or financial condition.

We record unrealized gains or losses on securities classified as “available-for-sale” in other comprehensive income (loss), and in turn recognize gains or losses in earnings when the gain or loss is realized upon the sale of the security or in the event that the decline in estimated fair value is determined to be other-than-temporary.

The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other events that adversely affect the issuers or guarantors of securities or the underlying collateral of structured securities could cause (i) the market price of fixed maturity securities in our investment portfolio to decline, which could cause us to record gross unrealized losses, (ii) earnings on those securities to decline, which could result in lower earnings, and (iii) ultimately defaults, which could result in a charge to earnings. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of our investments could also have a similar effect. In addition, a ratings downgrade affecting a security we hold could indicate the credit quality of that security has deteriorated and could increase the capital we must hold to maintain our RBC levels.

Our non-coupon investment portfolio is subject to additional risks. We invest a portion of our investments in hedge funds and private equity funds. The amount and timing of net investment income from such funds tends to be uneven as a result of the performance of the underlying investments. The timing of distributions from such funds, which depends on particular events relating to the underlying investments, as well as the funds’ schedules for making distributions and their needs for cash, can be difficult to predict. As a result, the amount of net investment income from these investments can vary substantially from quarter to quarter. Significant volatility could adversely impact returns and net investment income on these investments. In addition, the estimated fair value of such investments may be impacted by downturns or volatility in equity markets. In our real estate portfolio, we are subject to declining prices or cash flows as a result of changes in the supply and demand of leasable space, creditworthiness of tenants and partners and other factors.

Certain Product Related Risks

Guarantees within certain of our products that protect contractholders may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP if our hedging or risk management strategies prove ineffective or insufficient.

Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Downturns in equity markets, increased equity volatility, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of affiliated reinsurance hedging and risk management strategies, including product features, to mitigate these risks in part. These strategies may, however, not be fully effective. We and our reinsurance affiliates may also choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions or other reasons. We and our reinsurance affiliate sometimes choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure in respect of our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our and our reinsurance affiliates’ results of operations, financial condition or liquidity.

We may not be able to mitigate the reserve strain associated with Regulation XXX and Guideline AXXX, potentially resulting in a negative impact on our capital position or in a need to increase prices and/or reduce sales of term or universal life products.

Our life insurance business is subject to a regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” and a supporting guideline entitled “The Application of the Valuation of Life Insurance Policies,” commonly known as “Guideline AXXX.” The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees that are consistent with the statutory reserves required for other individual life insurance policies with similar guarantees. Many market participants believe that this level of reserves is excessive. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to implement reinsurance and capital management actions to mitigate the impact of Regulation XXX and Guideline AXXX on our term and universal life insurance business. As we continue to underwrite term and universal life business, we expect to have borrowing needs to finance statutory reserves required under Regulation XXX and Guideline AXXX. However, if we are unsuccessful in obtaining additional financing as a result of market conditions, regulatory actions or otherwise, this could require us to increase prices and or/reduce our sales of term or universal life products and/or have a negative impact on our capital position.

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

Prudential Financial, the holding company for all of our operations, is subject to supervision by the Board of Governors of the FRB as a “Designated Financial Company” pursuant to Dodd-Frank. As a Designated Financial Company, Prudential Financial is and will be subject to substantial additional regulation as discussed further herein. In addition, the FSB identified Prudential Financial as a G-SII. As a result, U.S. financial regulators are expected to enhance their regulation of Prudential Financial to achieve a number of regulatory objectives. This additional regulation is likely to increase our operational, compliance and risk management costs, and could have an adverse effect on our business, results of operations or financial condition, including potentially increasing our capital levels and requiring us to hold additional liquid assets and therefore reducing our return on capital.

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

Many insurance regulatory and other governmental or self-regulatory bodies have the authority to review our products and business practices and those of our agents and employees and to bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could adversely affect our business, reputation, results of operations, financial condition or liquidity.

Insurance regulators continue to develop a principles-based reserving approach for life insurance products. The timing and the effect of these changes are uncertain.

In February 2014, the NY DFS notified PLNJ that it did not agree with its calculation of statutory reserves (including the applicable credit for reinsurance) for New York financial reporting purposes in respect of certain variable annuity products. During the fourth quarter of 2014, PLNJ reached an agreement with the NY DFS on a reserving methodology for these products. As a result, for year-end 2014 PLNJ will hold additional statutory reserves on a New York basis. As of year-end 2014, PLNJ held sufficient statutory surplus on a New York basis to satisfy these additional New York reserves, but such additional reserves will reduce New York statutory surplus. PLNJ is not domiciled in New York, and these changes do not impact statutory reserves reported in New Jersey, its state of domicile, and therefore do not impact PLNJ’s RBC ratio. However, the agreed reserve methodology may require PLNJ to hold additional New York statutory reserves in the future, which would result in a further reduction of New York statutory surplus. If PLNJ were required to establish material additional reserves on a New York statutory accounting basis, PLNJ’s ability to deploy capital for other purposes could be affected and it could be required to obtain additional funding from Prudential Financial or its affiliates.

In addition, the NAIC, the NY DFS and other regulators have increased their focus on life insurers’ use of captive reinsurance companies, including for variable annuities, and the NAIC adopted a new actuarial guideline (AG 48) that applies to certain captive reinsurance transactions. The adoption of AG 48 and other changes to applicable insurance laws may adversely affect our ability to write certain products and efficiently manage their associated risks, and we may need to increase prices on certain products, modify certain products or find alternate financing sources, any of which could adversely affect our competitiveness, capital and financial position and results of operations. See “State Insurance Regulation—Captive Reinsurance Companies” for information on AG 48 and our use of captive reinsurance companies.

The failure of the Company to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject the Company to further examination or corrective action by state insurance regulators. The failure to maintain the RBC ratios of the Company at desired levels could also adversely impact our competitive position, including as a result of downgrades to our financial strength ratings.

Currently, there are several proposals to amend state insurance holding company laws to increase the scope of the regulation of insurance holding companies (such as Prudential Financial). These proposals include imposing standards for insurer corporate governance, enterprise risk management, group-wide supervision of insurance holding companies, adjustments to risk-based capital calculations to account for group-wide risks, and additional regulatory and disclosure requirements for insurance holding companies. In addition, state insurance regulators have focused attention on U.S. insurance solvency regulation pursuant to the NAIC’s “Solvency Modernization Initiative”, including regulatory review of companies’ risk management practices and analyses. This initiative has resulted in the recent adoption of the NAIC Risk Management and ORSA model act which, following enactment at the state level, will require larger insurers, beginning in 2015, to assess the adequacy of their and their group’s risk management and current and future solvency position. At this time, we cannot predict with any degree of certainty what additional capital requirements, compliance costs or other burdens these requirements may impose on Prudential Financial or its subsidiaries.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase our direct and indirect compliance and other expenses of doing business, and thereby have a material adverse effect on our financial condition or results of operations.

See “Business—Regulation” for discussion of regulation of our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act subjects the Company, our parent and our affiliates to substantial additional federal regulation and we cannot predict the effect on our business, results of operations, cash flows or financial condition.

On September 19, 2013, the Council made a final determination that Prudential Financial should be subject to stricter prudential regulatory standards and supervision by the FRB as a “Designated Financial Company” pursuant to Dodd-Frank, thereby subjecting us to substantial federal regulation, much of it pursuant to regulations not yet promulgated. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, a process that is underway and expected to continue over the next few years. We cannot predict with any certainty the requirements of the regulations recently or not yet adopted or how Dodd-Frank and such regulations will affect the financial markets generally, impact our business, Prudential Financial’s credit ratings or our financial strength ratings, results of operations, cash flows or financial condition or advise or require us to hold or raise additional capital or liquid assets. Key aspects of Dodd-Frank’s impact on us include:

•

As a Designated Financial Company, Prudential Financial is now subject to supervision and examination by the FRB and to stricter prudential standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to RBC, leverage, liquidity, risk management and credit concentration, and a requirement to prepare and submit an annual plan for rapid and orderly resolution in the event of severe financial distress. If the FRB and the FDIC jointly determine that Prudential Financials’ plan is deficient, they may impose more stringent capital, leverage, or liquidity requirements, or restrictions on our growth, activities, or operations. Continuing failure to adequately remedy the deficiencies could result in the FRB and the FDIC jointly, in consultation with the Council, ordering divestiture of certain operations or assets to facilitate Prudential Financial’s orderly resolution. In addition, failure to meet defined measures of financial condition could result in substantial restrictions on our business and capital distributions. Prudential Financial will now also be subject to stress tests to be promulgated by the FRB which could cause Prudential Financial to alter our business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors of our financial strength. We cannot predict the requirements of the regulations not yet adopted or how the FRB will apply these prudential standards to Prudential Financial as a Designated Financial Company. As a Designated Financial Company, Prudential Financial must also seek pre-approval from the FRB for acquisition of certain companies engaged in financial activities.

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

•

Dodd-Frank creates a new framework for regulation of the over-the-counter (OTC) derivatives markets which could impact various activities of PGF, Prudential Financial and the Company, which use derivatives for various purposes (including hedging interest rate, foreign currency and equity market exposures). While many of the regulations required to be promulgated under Dodd-Frank with respect to derivatives markets have been adopted by the applicable regulatory agencies, the regulations that remain to be adopted or that have not been fully implemented could substantially increase the cost of hedging and related operations, affect the profitability of our products or their attractiveness to our clients or cause us to alter our hedging strategy or implementation thereof or increase and/or change the composition of the risks we do not hedge. In particular, final rules regarding margin requirements for OTC derivatives have not been adopted, and any margin rules applicable to the Company or PGF may be more onerous than the collateral posting requirements under our existing OTC derivatives contracts.

•

Title II of Dodd-Frank provides that a financial company such as Prudential Financial may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the FDIC as receiver, upon a determination that Prudential Financial is in default or in danger of default and presents a systemic risk to U.S. financial stability, Prudential Financial and its U.S. insurance subsidiaries would be subject to rehabilitation and liquidation proceedings under state insurance law. We cannot predict how creditors of Prudential Financial or its insurance and non-insurance subsidiaries, including the holders of Prudential Financial debt, will evaluate this potential or whether it will impact our financing or hedging costs.

See “Business—Regulation” for further discussion of the impact of Dodd-Frank on our business.

Foreign governmental actions could subject us to substantial additional regulation.

In addition to the adoption of Dodd-Frank in the United States, the FSB, has issued a series of proposals intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated.

On July 18, 2013, the FSB identified Prudential Financial as a G-SII. The framework policy measures for G-SIIs published by the IAIS include enhanced group-wide supervision, enhanced capital standards (including basic capital requirements “BCR” applicable to all group activities and higher loss absorption capital standards), enhanced liquidity planning and management, and development of a risk reduction plan and recovery and resolution plans. In October 2014, the IAIS concluded the development of its initial BCR framework. Depending on the directions of domestic group wide supervisors, G-SIIs such as Prudential Financial will be required to report their BCR results beginning in 2015 on a confidential basis. The BCR will continue to be revised and refined by the IAIS once the confidential reporting period begins, and a final capital framework for G-SIIs is anticipated by 2019. Policy measures applicable to G-SIIs would need to be implemented by legislation or regulation in each applicable jurisdiction. We cannot predict the outcome of our identification as a G-SII on the regulation of our businesses.

At the direction of the FSB, the IAIS is developing ComFrame for the supervision of IAIGs that contemplates “group wide supervision” across national boundaries, including uniform standards for insurer corporate governance and enterprise risk management, a framework for group capital adequacy assessment that accounts for group-wide risks, and the establishment of ongoing supervisory colleges. Prudential Financial qualifies as an IAIG. In October 2013, the IAIS announced that it expects to develop a risk-based global insurance capital standard applicable to IAIGs with implementation scheduled to begin in 2019, and in December 2014, it published a proposed standard for public comment. At this time, we cannot predict what additional capital requirements, compliance costs or other burdens these requirements would impose on us, if adopted.

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

Changes in U.S. federal, income tax law or in the income tax laws of other jurisdictions in the U.S. in which we operate could make some of our products less attractive to consumers and also increase our tax costs.

There is uncertainty regarding U.S. taxes both for individuals and corporations. Discussions in Washington continue concerning the need to reform the tax code, primarily by lowering tax rates and broadening the base by reducing or eliminating certain tax expenditures. Reducing or eliminating certain tax expenditures could make our products less attractive to customers. It is unclear whether or when Congress may take up overall tax reform and what would be the impact of reform on the Company and its products.

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

Congress, as well as state and local governments, also considers from time to time legislation that could increase the amount of corporate taxes we pay, thereby reducing earnings. For example, changes in the law relating to tax reserving methodologies for term life or universal life insurance policies with secondary guarantees or other products could result in higher current taxes.

The Obama Administration’s Revenue Proposals include proposals which, if enacted, would affect the taxation of life insurance companies and certain life insurance products. In particular, the proposals would affect the treatment of corporate owned life insurance policies (“COLI”) by limiting the availability of certain interest deductions for companies that purchase those policies. The proposals would also change the method used to determine the amount of dividend income received by a life insurance company on assets held in separate accounts used to support products, including variable life insurance and variable annuity contracts, that is eligible for the dividends received deduction, (“DRD”). The DRD reduces the amount of dividend income subject to tax and is a significant component of the difference between our actual tax expense and the expected tax amount determined using the federal statutory tax rate of 35%. If proposals of this type were enacted, the Company’s sale of COLI, variable annuities, and variable life insurance products could be adversely affected and the Company’s actual tax expense could increase, thereby reducing earnings.

Furthermore, the Administration’s Fiscal Year 2016 Revenue Proposals also include items that would change the way U.S. multinational corporations are taxed, as well as a liability-based fee on financial services companies, including insurance companies, with consolidated assets in excess of $50 billion. If these types of provisions are enacted into law, they could increase the amount of taxes Prudential Financial pays.

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

Material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, are discussed under “Litigation and Regulatory Matters” in Note 11 to the Consolidated Financial Statements. Our litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. Our reserves for litigation and regulatory matters may prove to be inadequate. It is possible that our results of operations or cash flow in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flow for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position.

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

Despite our implementation of a variety of security measures, our information technology and other systems could be subject to physical or electronic break-ins, unauthorized tampering or other security breaches, resulting in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to customers or in the misappropriation of our intellectual property or proprietary information. Many financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage, often through the introduction of computer viruses or malware, cyber attacks and other means.

Despite our efforts to ensure the integrity of our systems, it is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber attacks can originate from a wide variety of sources, including third parties outside of Prudential Financial such as persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments, as well as external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of Prudential Financial’s systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. In addition, while the Company has certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach, including as a result of their failure to perform in accordance with contractual arrangements.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, whether due to actions by us or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, result in a violation of applicable privacy and other laws, subject us to substantial regulatory sanctions and other claims, lead to a loss of customers and revenues, or financial loss to our customers and otherwise adversely affect our business.

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

There are, however, inherent limitations to risk management strategies because there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, the Company may suffer unexpected losses and could be materially adversely affected. As our businesses change and the markets in which we operate evolve, our risk management framework may not evolve at the same pace as those changes. As a result, there is a risk that new products or new business strategies may present risks that are not appropriately identified, monitored or managed. In times of market stress, unanticipated market movements or unanticipated claims experience resulting from adverse mortality or morbidity, the effectiveness of our risk management strategies may be limited, resulting in losses to the Company. In addition, under difficult or less liquid market conditions, our risk management strategies may not be effective because other market participants may be using the same or similar strategies to manage risk under the same challenging market conditions. In such circumstances, it may be difficult or more expensive for the Company to mitigate risk due to the activity of such other market participants.

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

Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. These models may not operate properly and may rely on assumptions and projections that are inherently uncertain. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions.

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

•

A man-made or natural disaster could result in disruptions in our operations, losses in our investment portfolio or the failure of our counterparties to perform, or cause significant volatility in global financial markets.

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

Finally, climate change may increase the frequency and severity of weather related disasters. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold and other counterparties, including reinsurers, and affect the value of investments, including real estate investments that we hold. We cannot predict the long term impacts on us from climate change or related regulation.

Intense competition, including the impact of government sponsored programs and other actions on us and our competitors, could adversely affect our ability to maintain or increase our market share or profitability.

We face intense competition from insurance companies, asset managers and diversified financial institutions, both for the ultimate customers for our products and, for distribution through non-affiliated distribution channels. We compete based on a number of factors including brand recognition, reputation, quality of service, quality of investment advice, investment performance of our products, product features, scope of distribution and distribution arrangements, price, perceived financial strength and credit and financial strength ratings. A decline in our competitive position as to one or more of these factors could adversely affect our profitability and assets under management. Many of our competitors are large and well-established and some have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength or credit ratings than we do. The proliferation and growth of non-affiliated distribution channels puts pressure on our captive sales channels to increase their productivity and reduce their costs in order to remain competitive, and we run the risk that the marketplace will make a more significant or rapid shift to non-affiliated or direct distribution alternatives than we anticipate or are able to achieve ourselves, potentially adversely affecting our market share and results of operations. The competitive landscape in which we operate may be further affected by government sponsored programs and longer term fiscal policies. Competitors that receive governmental financing or other assistance or subsidies, including governmental guarantees of their obligations, may have or obtain pricing or other competitive advantages. Competitors that are not subject to the same regulatory framework may also have a pricing advantage, including as a result of lower capital requirements. Changes in laws and regulations in response to adverse market and economic conditions may result in us being classified differently than competitors for purposes of capital and other requirements, potentially affecting our ability to compete and the competitive landscape generally.

Competition for desirable non-affiliated distribution channels is also intense. The loss of key personnel or non-affiliated distribution channels could have an adverse effect on our business and profitability.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Office space is provided by Prudential Insurance, as described under “Expense Charges and Allocations” in Note 12 to the Consolidated Financial Statements.

Item 3.  Legal Proceedings

See Note 11 to the Consolidated Financial Statements under “Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters.

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

Regulatory Developments

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards under the Dodd-Frank Act. The Financial Stability Board (the “FSB”), consisting of representatives of national financial authorities of the G20 nations, has also identified Prudential Financial as a G-SII that is to be subject to enhanced regulation.

In December 2014, an amendment to the Collins Amendment was enacted to clarify that, in establishing minimum capital requirements for insurance holding companies that the Board of Governors of the FRB supervises (including Designated Financial Companies such as Prudential Financial), the FRB is permitted to exclude certain insurance activities from such requirements. For a discussion of regulation under the Dodd-Frank Act, see “Business—Regulation—Dodd-Frank Wall Street Reform and Consumer Protection Act”.

During the fourth quarter of 2014, PLNJ reached an agreement with the NY DFS on reserving methodologies for New York financial reporting purposes in respect of certain variable annuity products. For a discussion of the impact of the agreement, see “Business—Regulation—State Insurance Regulation—Insurance Reserves and Regulatory Capital”.

In December 2014, the NAIC adopted Actuarial Guideline XLVIII (AG 48) designed to implement requirements related to the determination of the portion of reserves that may be supported by specified asset classes in connection with certain transactions involving captive reinsurance companies, and it became effective on January 1, 2015. For a discussion of the impact of AG 48 see “Business—Regulation—State Insurance Regulation—Captive Reinsurance Companies”.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors”.

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

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life investment products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. Prior to the adoption of the 12b-1 Plan, the Company received an administrative service fee from AST and incurred expenses associated with administrative services provided.

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

Interest rates in the U.S. remain lower than historical levels, which continue to negatively impact the profitability of certain products we offer as well as returns on the investment portfolio backing our insurance liabilities.

Regulatory Environment.    Financial markets continue to experience extensive changes in existing laws and regulations. Prudential Financial is subject to prudential regulatory standards as a Designated Financial Company. Captive reinsurance companies also continue to be under increased scrutiny and are the subject of a new actuarial guideline applicable to Prudential Financial. In addition, state insurance laws regulate our businesses and our insurance products are substantially affected by federal and state tax laws. Insurance regulators have implemented significant changes in the way in which industry participants must determine statutory reserves and statutory capital, particularly for products with embedded options and guarantees such as variable annuities and universal life products with secondary guarantees.

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

Competitive Environment.    See “Business—Competition” for a discussion of the competitive environment and the basis on which we compete.

The individual life market is mature and, due to the large number of competitors, competition is driven mainly by price and service. The economy has exacerbated pressure on pricing, creating an even greater challenge of maintaining pricing discipline. In 2014 and 2013 we implemented additional product design and pricing changes designed to shift sales away from guaranteed products toward non-guaranteed products. Maintaining our competitive positioning is dependent on sources of financing for the reserves associated with this business and timely utilization of the associated tax benefits.

Accounting Policies and Pronouncements

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

Deferred Policy Acquisition and Other Costs

We capitalize costs that are directly related to the acquisition or renewal of insurance and annuity contracts. These costs primarily include commissions, as well as costs of policy issuance and underwriting and certain other expenses that are directly related to successfully negotiated contracts. We have also deferred costs associated with sales inducements offered in the past related to our variable and fixed annuity contracts. Sales inducements are amounts that are credited to the policyholder’s account balance as an inducement to purchase the contract. For additional information about sales inducements, see Note 6 to the Consolidated Financial Statements. We generally amortize these deferred policy acquisition costs, or DAC, and deferred sales inducements, or DSI, over the expected lives of the contracts, based on our estimates of the level and timing of gross profits or gross premiums, depending on the type of contract. As described in more detail below, in calculating DAC and DSI amortization we are required to make assumptions about investment returns, mortality, persistency, and other items that impact our estimates of the level and timing of gross profits or gross premiums. We also periodically evaluate the recoverability of our DAC and DSI. For certain contracts, this evaluation is performed as part of our premium deficiency testing, as discussed further below in “—Policyholder Liabilities.” As of December 31, 2014, DAC for our life products was $0.9 billion and DAC for our annuity products was $4.2 billion. As of December 31, 2014, DSI was $0.8 billion, related entirely to our annuity products.

Amortization methodologies

DAC associated with term life policies is amortized in proportion to gross premiums.

DAC and DSI associated with the variable and universal life policies and the variable and fixed annuity contracts is generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 12 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “—Results of Operations.”

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

Annual assumptions review and quarterly adjustments

Annually, we perform a comprehensive review of the assumptions used in estimating gross profits for future periods. Results for all reported periods reflect performance of this review in the third quarter of each year. Beginning in 2015, we will perform our annual review of assumptions during the second quarter. Over the last several years, the Company’s most significant assumption updates resulting in a change to expected future gross profits and the amortization of DAC and DSI have been related to lapse experience and other contractholder behavior assumptions, mortality, and revisions to expected future rates of return on investments. These assumptions may also cause potential significant variability in amortization expense in the future. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of total gross profits to reflect actual fund performance and market conditions. A significant portion of gross profits for our variable annuity contracts and, to a lesser degree, our variable life policies are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn and costs we incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn and decrease the future costs we expect to incur associated with the guaranteed minimum death and guaranteed minimum income benefit features related to our variable annuity contracts. The opposite occurs when returns are lower than our expectations. The changes in future expected gross profits are used to recognize a cumulative adjustment to all prior periods’ amortization.

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return, we use our maximum future rate of return. Historically, we have utilized a four year near-term period and a 13% maximum future rate of return in applying this methodology. Beginning in the third quarter of 2014, we adjust future projected equity returns over a five year near-term period and utilize a 15% maximum. As of December 31, 2014, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 3.5% near-term mean reversion equity rate of return.

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

The following table provides a demonstration of the sensitivity of each of these balances relative to our future rate of return assumptions by quantifying the adjustments to each balance that would be required assuming both an increase and decrease in our future rate of return by 100 basis points. The sensitivity includes both an increase and a decrease of 100 basis points to the future rate of return assumptions in all years. The information below is for illustrative purposes only and considers only the direct effect of changes in our future rate of return on the DAC and DSI balances and not changes in any other assumptions such as persistency, mortality, or expenses included in our evaluation of DAC and DSI. Further, this information does not reflect changes in reserves, such as the reserves for the guaranteed minimum death and optional living benefit features of our variable annuity products, or the impact that changes in such reserves may have on the DAC and DSI balance.

	December 31, 2014

	Increase/(Decrease) in DAC	Increase/(Decrease) in DSI

	(in millions)
Decrease in future rate of return by 100 basis points	$(84)	$(31)
Increase in future rate of return by 100 basis points	$72	$28

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to lapse and utilization assumptions drove the most significant changes to amortization expense.

For our variable and universal life policies, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and may be developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of our operations.

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

December 31, 2014

Increase/(Decrease) in DAC

(in millions)
Decrease in future mortality by 1%	$10
Increase in future mortality by 1%	$(10)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in amortization expense, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to mortality assumptions drove the most significant changes to amortization expense.

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

•	Valuation of investments, including derivatives;

•	Recognition of other-than-temporary impairments; and

•	Determination of the valuation allowance for losses on commercial mortgage and other loans.

We present at fair value in the statements of financial position our investments classified as available-for-sale, including fixed maturity and equity securities, investments classified as trading, derivatives, and embedded derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Notes 9 and 10 to the Consolidated Financial Statements.

For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in “Accumulated other comprehensive income (loss), net” (“AOCI”), a separate component of equity. For our investments classified as trading, the impact of changes in fair value is recorded within “Other income.” In addition, investments classified as available-for-sale, are subject to impairment reviews to identify when a decline in value is other-than-temporary. For a discussion of our policies regarding other-than-temporary declines in investment value and the related methodology for recording other-than-temporary impairments of fixed maturity and equity securities, see Note 2 to the Consolidated Financial Statements.

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

•

For certain product guarantees, primarily certain living benefit features of the variable annuity products, the benefits are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. Under U.S. GAAP, the fair values of these benefit features are based on assumptions a market participant would use in valuing these embedded derivatives. Changes in the fair value of the embedded derivatives are recorded quarterly through a benefit or charge to current period earnings.

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We typically update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions annually, unless a material change is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term. In a sustained low interest rate environment, there is an increased likelihood that the reserves determined based on best estimate assumptions may be greater than the net liabilities. The following paragraphs provide additional details about our reserves for our individual life and annuity businesses.

The reserves for future policy benefits of our individual annuity business relate to reserves for the GMDB and GMIB features of our variable annuities, and for the optional living benefit features that are accounted for as embedded derivatives. As discussed above, in establishing reserves for GMDBs and GMIBs, we utilize current best estimate assumptions. The primary assumptions used in establishing these reserves include annuitization, lapse, withdrawal and mortality assumptions, as well as interest rate and equity market return assumptions. Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.

The future policy benefit reserves for our Individual Life business relate to variable life, term life and universal life products. For term life contracts, the future policy benefit reserves are determined as the present value of expected future benefits to, or on behalf of, policyholders plus the present value of future maintenance expenses less the present value of future net premiums. For these reserves, we utilize best estimate assumptions as of the date the policy is issued or acquired with provisions for the risk of adverse deviation, as described above. The primary assumptions used in determining expected future benefits and expenses include mortality, lapse, and maintenance expense assumptions. For variable and universal life products, which include universal life contracts that contain no lapse guarantees, reserves are established using current best estimate assumptions, as described above.

The reserves for certain living benefit features, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), are accounted for as embedded derivatives, with fair values calculated as the present value of expected future benefit payments to contractholders less the present value of assessed rider fees attributable to the embedded derivative feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived risk of its own non-performance (“NPR”), as well as actuarially determined assumptions, including contractholder behavior, such as lapse rates, benefit utilization rates, withdrawal rates, and mortality rates. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total returns used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR. Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data, such as available industry studies or market transactions such as acquisitions and reinsurance transactions. For additional information regarding the valuation of these optional living benefit features, see Note 9 to the Consolidated Financial Statements.

Sensitivity for Future Policy Benefit Reserves

We expect the future benefit reserves related to our variable annuities that are based on current best estimate assumptions, and those that represent embedded derivatives recorded at fair value to be the ones most likely to drive variability in earnings from period to period.

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

December 31, 2014

Increase/(Decrease) in GMDB/GMIB Reserves

(in millions)
Decrease in future rate of return by 100 basis points	$108
Increase in future rate of return by 100 basis points	$(82)

In addition to the impact of market performance relative to our future rate of return assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to projected interest rate assumptions, partially offset by refinements to our methodology for applying reversion to the mean, drove the most significant changes to these reserves.

For a discussion of adjustments to the reserves for GMDBs and GMIBs for the years ended December 31, 2014 and 2013, see “—Results of Operations”.

For certain living benefit features of the variable annuities that are accounted for as embedded derivatives, the changes in reserves are significantly impacted by changes in both the capital markets assumptions and actuarial assumptions. Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, while actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data. For additional information about the impacts of capital markets assumptions, including interest rates, NPR credit spreads and equity returns, refer to “Quantitative and Qualitative Disclosures About Market

Risk” below. In 2014, updates to lapse rate assumptions drove the most significant changes to these reserves. Other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of contractholders related to contracts that have annuitized, where the timing and amount of payment depends on policyholder mortality. Expected mortality is generally based on the Company’s experience, industry data, and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses.

Unearned revenue reserves

Our unearned revenue reserve, or URR, is reported as a component of “Policyholders’ account balances,” gross of reinsurance with a partial offset in Reinsurance Recoverables. The URR balance is $350 million as of December 31, 2014. This reserve primarily relates to variable and universal life products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and are generally amortized over the expected lives of the contracts in proportion to the products’ estimated gross profits, similar to DAC as discussed above.

For the variable and universal life policies, a significant portion of our gross profits is derived from mortality margins. As a result, our estimates of future gross profits are significantly influenced by our mortality assumptions. Our mortality assumptions are used to estimate future death claims over the life of these policies and are developed based on Company experience, industry experience and/or other factors. Unless a material change in mortality experience that we feel is indicative of a long term trend is observed in an interim period, we generally update our mortality assumptions annually. Updates to our mortality assumptions in future periods could have a significant adverse or favorable effect on the results of the Company.

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

December 31, 2014

Increase/ (Decrease) in URR

(in millions)
Decrease in future mortality by 1%	$20
Increase in future mortality by 1%	$(19)

In addition to the impact of mortality experience relative to our assumptions, other factors may also drive variability in the change in reserves, particularly when our annual assumption updates are performed. As noted above, however, the impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time. In 2014, updates to mortality assumptions drove the most significant changes to our URR.

Taxes on Income

Our effective tax rate is based on income, non-taxable and non-deductible items, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. Inherent in determining our annual tax rate are judgments regarding business plans, planning opportunities and expectations about future outcomes.

An increase or decrease in our effective tax rate by one percent of income (loss) from continuing operations before income taxes would have resulted in a decrease or increase in our consolidated income from continuing operations in 2014 of $9 million.

The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing authorities. See Note 8 to the Consolidated Financial Statements for a discussion of the impact in 2012, 2013 and 2014 of changes to our total unrecognized tax benefits. We do not anticipate any significant changes within the next 12 months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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

Adoption of New Accounting Pronouncements

There were no new accounting pronouncements adopted during 2014 requiring the application of critical accounting estimates. See Note 2 to Consolidated Financial Statements for a complete discussion of newly issued accounting pronouncements.

Changes in Financial Position

December 31, 2014 versus December 31, 2013

Assets increased by $16.5 billion, from $129.3 billion at December 31, 2013 to $145.8 billion at December 31, 2014. Significant components were:

•

Separate account assets increased $8,792 million from $100,402 million at December 31, 2013 to $109,194 million at December 31, 2014, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

•

Reinsurance recoverables increased $6,979 million from $13,615 million at December 31, 2013 to $20,594 million at December 31, 2014. The increase was primarily driven by the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits, reflecting lower interest rates and the annual review and update of assumptions, as well as higher ceded liabilities arising from the growth in GUL business coinsured from Hartford Life, reinsurance amendments, and term and universal life business growth. See Note 12 to the Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

•

Total investments increased $966 million from $8,533 million at December 31, 2013 to $9,499 million at December 31, 2014, primarily driven by business growth in the universal life, term life and variable annuity products in addition to favorable mark-to-market gains on investments due to lower interest rates.

Total liabilities increased $16.4 billion, from $124.9 billion at December 31, 2013 to $141.3 billion at December 31, 2014. Significant components were:

•	Separate account liabilities increased $8,792 million, corresponding to the increase in separate account assets described above.

•

Future policy benefits and other policyholder liabilities increased $6,998 million, from $6,917 million at December 31, 2013 to $13,915 million at December 31, 2014, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, in addition to an increase in the liabilities assumed related to growth of the Hartford Life GUL business and an increase in reserves supporting term and universal life business arising from business growth.

•

Policyholder account balances increased $947 million, from $14,303 million at December 31, 2013 to $15,250 million at December 31, 2014, primarily driven by liabilities assumed related to growth of the Hartford Life GUL business and continued universal life business growth, as well as growth in variable annuity product, HDI 3.0, which requires fund allocation into the general account.

•	Long-term and short-term debt had a net decrease of $156 million from $1,867 million at December 31, 2013 to $1,711 million at December 31, 2014, primarily due to debt repayments in 2014.

•

Payables to Parent and Affiliates decreased $136 million from $202 million at December 31, 2013 to $66 million at December 31, 2014, primarily due to the decrease in the derivative liability resulting from declining interest rates.

•

Other liabilities decreased $136 million, from $965 million at December 31, 2013 to $829 million at December 31, 2014, primarily driven by a decrease in reinsurance payables related to mark-to-market of the reinsured liability for variable annuity living benefits, as described above.

Income (Loss) from Operations before Income Taxes

2014 to 2013 Annual Comparison. Income from operations before income taxes decreased $1,179 million from income of $2,105 million for the year ended December 31, 2013 to $926 million for the year ended December 31, 2014. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions, as well as the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $208 million. This increase was primarily driven by higher net asset-based fee income, reflecting higher average variable annuity account values invested in separate accounts driven by market appreciation and positive net flows from new business sales and a favorable variance in the mark-to-market of the no lapse guarantee reinsured to UPARC in our life products due to the impact of lower interest rates.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $1,081 million, with an amortization benefit of $26 million in 2014 compared to an amortization benefit of $1,107 million in 2013. The unfavorable variance was primarily driven by a larger benefit in the prior year period due to annual review and update of assumptions and NPR losses. Adjustments to the reserves for the GMDB and GMIB features of our products and to the amortization of DAC, DSI, and URR included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net charge of $85 million in 2014, compared to a net benefit of $221 million in 2013. The net charge in 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance. The net charge also reflected impacts from an annual review and update of assumptions, as discussed above. The net benefit in 2013 primarily reflected the impact of the annual review and update of assumptions and other refinements performed in that period, as discussed above. The remaining net benefit reflected the impact of positive market performance on contractholder accounts relative to our assumptions, as discussed above.

For variable annuity and variable and universal life contracts, we generally amortize DAC and DSI over the expected lives of the contracts based on the level and timing of gross profits. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and include gross profits related to these contracts that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. For additional information regarding our best estimate of gross profits used to set amortization rates, see “Application of Critical Accounting Estimates”.

Revenues, Benefits and Expenses

2014 to 2013 Annual Comparison. Revenues increased $398 million driven by an increase of $194 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on policyholders’ fund balances, as well as favorable impact to URR as a result of the annual review and update of assumptions. The higher policy charges and fee income reflects higher average separate account asset balances on annuity products driven by market appreciation and positive net flows from new business sales. Also contributing to the increase was an increase of $128 million in realized investment gains, reflecting a favorable variance in the mark-to-market of the no lapse guarantee reinsured to UPARC in our life products due to the impact of lower interest rates, partially offset by an unfavorable comparative variance resulting from capital management reinsurance agreements with affiliates related to our individual life products. Asset administration fees increased $45 million, driven by higher average separate account asset balances on annuity products as discussed above.

Benefits and expenses increased $1,577 million. This increase was primarily driven by an unfavorable variance of $960 million in DAC amortization and $323 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Also contributing to the increase was an increase of $165 million in policyholders’ benefits, including changes in reserves, mainly driven by adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of the business as discussed above. General, administrative and other expenses increased $129 million, primarily reflecting higher asset-based distribution expenses in our annuity products due to higher separate account asset values.

Income Taxes

Shown below is our income tax provision for the years ended December 31, 2014 and 2013, respectively, reflecting the impact of certain significant items. Also presented below is the income tax provision that would have resulted from application of the statutory 35% federal income tax rate in each of these periods.

	2014	2013

	(in millions)
Tax provision	$140	$566
Impact of:
Non taxable investment income	153	150
Tax credits	33	21
Other	(2)	-

Tax provision at statutory rate	$324	$737

Our income tax provision amounted to an income tax expense of $140 million and $566 million in 2014 and 2013, respectively. The decrease in income tax expense primarily reflects the decrease in pre-tax income from continuing operations for the year ended December 31, 2014.

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

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified Prudential Financial as a global systemically important insurer. For information on these recent actions and their potential impact on us, see “Regulatory Developments” above, as well as “Business—Regulation” and “Risk Factors”.

Capital

Our capital management framework is primarily based on statutory risk-based capital (“RBC”) measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, As of December 31, 2014 the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

In addition, the NAIC recently finalized new guidance regarding the calculation of Total Adjusted Capital (“TAC”) that directly affects the calculation of the RBC ratio. The new guidance, which is effective for December 31, 2014, limits the portion of an insurer’s asset valuation reserve that can be counted as TAC to the amount not utilized in asset adequacy testing. This guidance did not have a material impact on our RBC ratios.

The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by our insurance regulators. As discussed in “Business––Regulation—State Insurance Regulation––Insurance Reserves and Regulatory Capital,” during the fourth quarter of 2014, PLNJ reached an agreement with the NY DFS on reserving methodologies for New York financial reporting purposes in respect of certain variable annuity products. The Company evaluates its regulatory capital under reasonably foreseeable stress scenarios and believes we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios.

In June and December of 2014 the Company paid dividends in the amounts of $338 million and $410 million, respectively, to Prudential Insurance. In July and December of 2013 the Company paid dividends in the amounts of $155 million and $268 million, respectively, to Prudential Insurance. See Notes 7 and 12 to the Consolidated Financial Statements.

Capital Protection Framework

We employ a “Capital Protection Framework” to ensure that sufficient capital resources are available to maintain adequate capitalization and a competitive RBC ratio under various stress scenarios. The Capital Protection Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. Potential sources of capital include on-balance sheet capital, derivatives, and contingent sources of capital. Although we continue to enhance our approach, we believe we currently have access to sufficient resources to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

Affiliated Captive Reinsurance Companies

Prudential Financial and the Company use captive reinsurance companies to more effectively manage our reserves and capital on an economic basis and to enable the aggregation and transfer of risks. The captive reinsurance companies assume business from affiliates only. To support the risks they assume, the captives are capitalized to a level we believe is consistent with the “AA” financial strength rating targets of Prudential Financial’s insurance subsidiaries. All of the captive reinsurance companies are wholly-owned subsidiaries of Prudential Financial and are located domestically, typically in the state of domicile of the direct writing insurance subsidiary that cedes the majority of business to the captive. In addition to state insurance regulation, our captives are subject to internal policies governing their activities. In the normal course of business Prudential Financial contributes capital to the captives to support business growth and other needs. Prudential Financial has also entered into support agreements with the captives in connection with financing arrangements.

Our life insurance business is subject to Regulation XXX and Guideline AXXX. The regulation and supporting guideline require insurers to establish statutory reserves for term and universal life insurance policies with long-term premium guarantees, a portion of which we believe are non-economic. Prudential Financial uses captive reinsurance companies that are affiliates of the Company to finance the non-economic reserves required under Regulation XXX and Guideline AXXX. The affiliated reinsurance agreements are described further in Note 12.

We reinsure our variable annuity living benefit guarantees and certain of our term and universal life products to affiliated captives. Since the captives are domiciled and subject to regulation in the State of Arizona, the captives are able to claim statutory reinsurance reserve credit for business ceded to them without any need for the captives to collateralize their obligations under the reinsurance arrangements. However, for business ceded to the captives by PLNJ, the captives must collateralize their obligations under the reinsurance arrangement in order for PLNJ to claim a reinsurance reserve credit for its business ceded. This requirement is satisfied by the captives depositing assets into statutory reserve credit trusts.

Liquidity

We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for the Company.

Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate our insurance operations’ liquidity under various stress scenarios, including company-specific and market-wide events. We believe we have adequate liquidity, including under these stress scenarios.

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

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We employ an asset/liability management approach specific to the requirements of each of our product lines. This enhances the discipline applied in managing the liquidity, as well as the interest rate and credit risk profiles, of each portfolio in a manner consistent with the unique characteristics of the product liabilities. The impact of Prudential Funding, LLC’s financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of December 31, 2014 and December 31, 2013 the Company had liquid assets of $6,610 million and $5,994 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $336 million and $323 million as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, $5,770 million, or 93%, of the fixed maturity investments in company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $425 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

Prudential Funding LLC

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

As of December 31, 2014, our affiliated captives companies had outstanding an aggregate of $4.0 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $2.4 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance subsidiary to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of December 31, 2014, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

As discussed under “Business—Regulation,” in December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48”, that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015 and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reserve financing arrangement as of December 31, 2014. We are currently evaluating the affect of AG 48 on any future financing of statutory reserves for our term and universal life business.

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

Our risk management process utilizes a variety of tools and techniques, including:

•	Measures of price sensitivity to market changes (e.g., interest rates, equity index prices, foreign exchange, credit spreads);
•	Value-at-Risk, or “VaR” measures;
•	Asset/liability management analytics;
•	Stress scenario testing;
•	Hedging programs and affiliated reinsurance; and
•	Risk management governance, including policies, limits and a market risk oversight committee.

Market Risk Mitigation

Risk mitigation takes three primary forms:

1.	Managing assets to liability-based limits on net exposure. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed to within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.

2.	Hedging non-strategic exposures. For example, our investment policies generally require hedging currency risk for all cash flows not offset by similarly denominated liabilities.

3.	Management of portfolio concentration risk. For example, ongoing monitoring and management at the enterprise level of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of liquidity strain.

Market Risk Related to Interest Rates

Assets that subject us to interest rate risk primarily include fixed maturity securities, commercial mortgage and other loans and policy loans. Liabilities that subject us to interest rate risk primarily include policyholder account balances relating to interest-sensitive life insurance, annuity and other investment-type contracts, certain guaranteed benefit features accounted for as embedded derivatives, and outstanding short-term and long-term debt. Changes in interest rates create risk that the resulting changes in asset values will differ from the changes in the value of the liabilities relating to the underlying or hedged products. Derivatives that subject us to interest rate risk primarily include interest rate swaps. Additionally, changes in interest rates may impact other items including, but not limited to, the following:

•	Net investment spread between the amounts that we are required to pay and the rate of return we are able to earn on investments for certain products supported by general account investments;
•	Asset-based fees earned on assets under management or contractholder account values;
•	Estimated total gross profits and the amortization of deferred policy acquisition and other costs;
•	Net exposure to the guarantees provided under certain products; and
•	Our capital levels.

We use duration and convexity analyses to measure price sensitivity to interest rate changes. Duration measures the relative sensitivity of the fair value of a financial instrument to changes in interest rates. Convexity measures the rate of change of duration with respect to changes in interest rates. We use asset/liability management and derivative strategies to manage our interest rate exposure by legal entity by matching the relative sensitivity of asset and liability values to interest rate changes, or controlling “duration mismatch” of assets and liabilities. We have duration mismatch constraints tailored to the rate sensitivity of products in each entity. As of December 31, 2014 and 2013, the difference between the duration of assets and the target duration of liabilities in our duration-managed portfolios was within our policy limits. We consider risk-based capital and tax implications as well as current market conditions in our asset/liability management strategies.

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2014 and 2013. This table is presented on a gross basis and excludes offsetting impacts to insurance liabilities that are not considered financial liabilities under U.S GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed-income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2014			December 31, 2013

	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial Assets with Interest Rate Risk:
Fixed maturities, available-for-sale	$-	$6,239	$(446)	$-	$5,668	$(358)
Policy loans (1)	-	1,124	-	-	1,087	-
Commercial loans	-	1,682	(75)	-	1,612	(71)
Derivatives: (2)
Futures	-	-	-	-	-	-
Swaps	4,166	172	(305)	3,100	(155)	(186)
Options	39,735	13	(1)	40,739	10	(1)
Forwards	1	-	(0)	1	-	(0)
Financial Liabilities with Interest Rate Risk:
Investment Contracts	-	(970)	2	-	(892)	2

Total Estimated Potential Loss	-	-	(825)	-	-	(614)

(1)	In the fourth quarter of 2013, we implemented a change in valuation methodology regarding policy loans. For additional information, see Note 9 to the Consolidated Financial Statements.

(2)	Excludes variable annuity optional living benefits accounted for as embedded derivatives and derivatives or embedded derivatives resulting from reinsurance.

The tables above do not include approximately $28,195 million and $20,328 million of insurance reserve and deposit liabilities as of December 31, 2014 and 2013, respectively, which are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and financial liabilities set forth in these tables. The tables above also exclude variable annuity optional living benefits accounted for as embedded derivatives as the Company generally reinsures the risks associated with these benefits to an affiliated reinsurance company, Pruco Re, as part of its risk management strategy. See “Item 1. Business—Products—Individual Annuities” for information regarding the reinsurance to Pruco Re and the living benefit hedging program, which is primarily executed within Pruco Re.

The tables above also exclude a no lapse guarantee provision of certain universal life products reinsured with UPARC that are accounted for as an embedded derivative. This embedded derivative incurs market risk primarily in the form of interest rate risk. Interest sensitivity can result in changes in the value of the underlying contractual guarantees, which are determined using a risk neutral valuation model.

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

Our capital hedging program is managed at the Prudential Financial parent company level. The program broadly addresses equity market exposure of the overall statutory capital of Prudential Financial as a whole, under stress scenarios. The Company owns a portion of the derivatives related to the program. The program focuses on tail risk in order to protect statutory capital in a cost-effective manner under stress scenarios. Prudential Financial assesses the composition of the hedging program on an ongoing basis and may change it from time to time based on an evaluation of its risk position or other factors. Our estimated equity price risk associated with these capital hedges as of December 31, 2014 and 2013 was $4 million and $5 million respectively, estimated based on a hypothetical 10% decline in equity benchmark market levels, which would partially offset an overall decline in our capital position related to the equity market decline.

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

The Company has foreign currency obligations related to its historic operations in Taiwan. Such currency obligations are offset by foreign currency assets from reinsurance agreements the Company entered into when the Company’s Taiwan operation was transferred to an affiliated company in 2001. See Note 12 to the Consolidated Financial Statements for more information related to these affiliated reinsurance arrangements.

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

Derivatives

We use derivative financial instruments primarily to reduce market risk from changes in interest rates, equity prices and foreign currency exchange rates, including their use to alter interest rate or foreign currency exposures arising from mismatches between assets and liabilities. Our derivatives primarily include swaps, futures, options and forward contracts that are exchange-traded or contracted in the over-the-counter market. See Note 10 to the Consolidated Financial Statements for a description of derivative activities as of December 31, 2014 and 2013.

Market Risk Related to Certain Variable Annuity Products

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions, such as equity market returns, interest rates and market volatility and actuarial assumptions. For our capital markets assumptions, we hedge or limit our exposure to the risk created by capital markets fluctuations through a combination of product design elements such as an asset transfer feature, inclusion of certain optional living benefits in our living benefits hedging program, and affiliated reinsurance. Certain variable annuity optional living benefit features are accounted for as an embedded derivative and recorded at fair value.

Item 8.  Financial Statements and Supplementary Data

Information required with respect to this Item 8 regarding Financial Statements and Supplementary Data is set forth within the Index to Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2014 are included in Part IV, Item 15 of this Annual Report on Form 10-K.

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2014. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) occurred during the year ended December 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. As of December 31, 2014, the Company has adopted Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Certain of the information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial’s definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2015 to be filed by Prudential Financial with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after December 31, 2014 (the “Proxy Statement”).

Item 14.  Principal Accountant Fees and Services

The information called for by this item is hereby incorporated herein by reference to the relevant portions of the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	and (2) Financial Statements of the Registrant and its subsidiaries are listed in the accompanying “Index to Consolidated Financial Statements” hereof and are filed as part of this Report.

Exhibits

3.1	The Articles of Incorporation of Pruco Life Insurance Company (as amended through October 19, 1993) are incorporated by reference to the initial Registration Statement on Form S-6 of Pruco Life Variable Appreciable Account as filed July 2, 1996, Registration No. 333-07451.

3.2	By-Laws of Pruco Life Insurance Company (as amended through May 6, 1997) are incorporated by reference to Form 10-Q as filed August 15, 1997, Registration No. 33-37587.

24.	Powers of Attorney.

31.1	Section 302 Certification of the Chief Executive Officer.

31.2	Section 302 Certification of the Chief Financial Officer.

32.1	Section 906 Certification of the Chief Executive Officer.

32.2	Section 906 Certification of the Chief Financial Officer.

101.INS	-XBRL Instance Document.

101.SCH	-XBRL Taxonomy Extension Schema Document.

101.CAL	-XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	-XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	-XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	-XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, and State of New Jersey, on the 12th day of March 2015.

PRUCO LIFE INSURANCE COMPANY (Registrant)

By:	/s/ Robert F. O’Donnell
Robert F. O’Donnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2015.

Signature	Title

/s/ Robert F. O’Donnell Robert F. O’Donnell	President, Chief Executive Officer and Director

/s/ Yanela C. Frias Yanela C. Frias	Vice President, Chief Financial Officer, Principal Accounting Officer and Director

*Kent D. Sluyter Kent D. Sluyter	Director

*Kenneth Y. Tanji Kenneth Y. Tanji	Director

*Bernard J. Jacob Bernard J. Jacob	Director

*John Chieffo John Chieffo	Director

*Richard F. Lambert Richard F. Lambert	Director

* By:	/s/ Lynn K. Stone
Lynn K. Stone
(Attorney-in-Fact)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Pruco Life Insurance Company (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2014, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

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

March 12, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of

Pruco Life Insurance Company:

In our opinion, the accompanying consolidated statements of financial position and the related consolidated statements of operations and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Pruco Life Insurance Company (a wholly owned subsidiary of The Prudential Insurance Company of America) and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 12 of the consolidated financial statements, the Company has entered into extensive transactions with affiliated entities.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

March 12, 2015

Part I—Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Financial Position

As of December 31, 2014 and December 31, 2013 (in thousands, except share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014 – $5,866,873; 2013 – $5,538,933)	$6,194,564	$5,651,401
Equity securities, available-for-sale, at fair value (cost: 2014 – $28,881; 2013 – $567)	29,500	771
Trading account assets, at fair value	49,661	18,892
Policy loans	1,123,912	1,086,772
Short-term investments	121,272	16,002
Commercial mortgage and other loans	1,681,553	1,532,165
Other long-term investments	298,143	226,704

Total investments	9,498,605	8,532,707
Cash and cash equivalents	214,952	307,243
Deferred policy acquisition costs	5,066,855	5,034,299
Accrued investment income	90,506	89,465
Reinsurance recoverables	20,594,371	13,614,964
Receivables from parents and affiliates	261,915	273,678
Deferred sales inducements	836,791	989,889
Other assets	83,417	88,878
Separate account assets	109,194,192	100,402,349

TOTAL ASSETS	$145,841,604	$129,333,472

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$15,250,055	$14,303,330
Future policy benefits and other policyholder liabilities	13,915,330	6,916,669
Cash collateral for loaned securities	65,418	84,867
Income taxes	256,168	186,015
Short-term debt to affiliates	423,000	274,900
Long-term debt to affiliates	1,288,000	1,592,000
Payables to parent and affiliates	66,581	202,381
Other liabilities	828,875	964,740
Separate account liabilities	109,194,192	100,402,349

TOTAL LIABILITIES	141,287,619	124,927,251

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 11)

EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	792,153	804,237
Retained earnings	3,580,641	3,542,838
Accumulated other comprehensive income	178,691	56,646

TOTAL EQUITY	4,553,985	4,406,221

TOTAL LIABILITIES AND EQUITY	$145,841,604	$129,333,472

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2014, 2013, and 2012 (in thousands)

	2014	2013	2012
REVENUES
Premiums	$66,206	$56,851	$68,136
Policy charges and fee income	2,074,852	1,880,925	1,534,763
Net investment income	404,018	419,011	417,510
Asset administration fees	377,127	332,288	286,302
Other income	57,827	20,149	74,013
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(483)	(12,268)	(34,926)
Other-than-temporary impairments on fixed maturity securities
transferred to other comprehensive income	356	7,827	28,692
Other realized investment gains (losses), net	114,194	(9,009)	(150,213)

Total realized investment gains (losses), net	114,067	(13,450)	(156,447)

TOTAL REVENUES	3,094,097	2,695,774	2,224,277

BENEFITS AND EXPENSES
Policyholders’ benefits	343,714	178,924	353,494
Interest credited to policyholders’ account balances	368,315	45,737	165,992
Amortization of deferred policy acquisition costs	436,169	(524,311)	(38,969)
General, administrative and other expenses	1,019,723	890,794	878,383

TOTAL BENEFITS AND EXPENSES	2,167,921	591,144	1,358,900

INCOME FROM OPERATIONS BEFORE INCOME TAXES	926,176	2,104,630	865,377

Total income tax expense	140,373	566,420	181,040

NET INCOME	$785,803	$1,538,210	$684,337

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(723)	224	192
Unrealized investment gains (losses) for the period	207,134	(290,636)	105,543
Reclassification adjustment for (gains) losses included in net income	(18,649)	(33,920)	(22,644)

Net unrealized investment gains (losses)	188,485	(324,556)	82,899

Other comprehensive income (loss), before tax	187,762	(324,332)	83,091

Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(253)	78	67
Net unrealized investment gains (losses)	65,970	(113,595)	29,191

Total	65,717	(113,517)	29,258
Other comprehensive income (loss), net of tax	122,045	(210,815)	53,833

COMPREHENSIVE INCOME	$907,848	$1,327,395	$738,170

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Equity

Years Ended December 31, 2014, 2013, and 2012 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, December 31, 2011	$2,500	$836,021	$1,743,291	$213,628	$2,795,440
Contributed (distributed) capital-parent/child asset transfers	-	(17,718)	-	-	(17,718)
Comprehensive income:
Net income	-	-	684,337	-	684,337
Other comprehensive income (loss), net of tax	-	-	-	53,833	53,833

Total comprehensive income	-	-	-	-	738,170

Balance, December 31, 2012	$2,500	$818,303	$2,427,628	$267,461	$3,515,892
Dividend to Parent	-	-	(423,000)	-	(423,000)
Contributed (distributed) capital-parent/child asset transfers	-	(14,066)	-	-	(14,066)
Comprehensive income:
Net income	-	-	1,538,210	-	1,538,210
Other comprehensive income (loss), net of tax	-	-	-	(210,815)	(210,815)

Total comprehensive income	-	-	-	-	1,327,395

Balance, December 31, 2013	$2,500	$804,237	$3,542,838	$56,646	$4,406,221
Dividend to Parent	-	-	(748,000)	-	(748,000)
Contributed (distributed) capital-parent/child asset transfers	-	(12,084)	-	-	(12,084)
Comprehensive income:
Net income	-	-	785,803	-	785,803
Other comprehensive income (loss), net of tax	-	-	-	122,045	122,045

Total comprehensive income	-	-	-	-	907,848

Balance, December 31, 2014	$2,500	$792,153	$3,580,641	$178,691	$4,553,985

See Notes to Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013, and 2012 (in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$785,803	$1,538,210	$684,337
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(76,188)	(113,831)	(163,640)
Interest credited to policyholders’ account balances	368,315	45,737	165,992
Realized investment (gains) losses, net	(114,067)	13,450	156,447
Amortization and other non-cash items	(62,555)	(43,677)	(56,322)
Change in:
Future policy benefits and other insurance liabilities	1,402,458	1,185,681	1,337,078
Reinsurance recoverables	(1,306,132)	(1,168,256)	(1,117,361)
Accrued investment income	(2,174)	(4,286)	(6,372)
Net payable to/receivable from affiliates	17,869	(65,380)	6,426
Deferred policy acquisition costs	(190,550)	(1,346,386)	(1,210,728)
Income taxes	69,204	341,965	81,763
Deferred sales inducements	(9,112)	(20,871)	(199,005)
Other, net	194,821	(44,750)	7,961

Cash flows from (used in) operating activities	$1,077,692	$317,606	$(313,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$907,665	$1,570,701	$1,019,890
Short-term investments	409,804	662,351	1,424,173
Policy loans	121,644	130,655	131,511
Ceded policy loans	(9,753)	(9,156)	(7,951)
Commercial mortgage and other loans	113,073	207,340	149,621
Other long-term investments	5,389	12,933	11,557
Equity securities, available-for-sale	17,854	13,596	9,862
Trading account assets, at fair value	1,375	7,524	14,325
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,340,010)	(1,934,430)	(1,646,619)
Short-term investments	(514,524)	(566,100)	(1,253,361)
Policy loans	(114,037)	(101,357)	(129,521)
Ceded policy loans	10,960	9,687	16,320
Commercial mortgage and other loans	(320,155)	(367,857)	(239,086)
Other long-term investments	(57,420)	(84,859)	(75,664)
Equity securities, available-for-sale	(45,101)	(10,574)	(5,024)
Trading account assets, at fair value	(32,060)	(9,478)	-
Notes receivable from parent and affiliates, net	(7,831)	4,641	5,714
Other, net	(417)	160	(1,885)

Cash flows used in investing activities	$(853,544)	$(464,223)	$(576,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$2,966,388	$3,091,818	$4,154,752
Ceded policyholders’ account deposits	(672,242)	(413,181)	(312,528)

Policyholders’ account withdrawals	(1,730,977)	(2,399,425)	(3,178,207)
Ceded policyholders’ account withdrawals	46,690	47,114	31,419
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(19,449)	36,799	(146,074)
Dividend to parent	(748,000)	(423,000)	-
Contributed (Distributed) capital - parent/child asset transfers	(17,306)	(3,374)	(20,900)
Net change in financing arrangements (maturities 90 days or less)	(2,900)	2,900	(15,000)
Proceeds from the issuance of debt (maturities longer than 90 days)	418,000	532,000	1,057,000
Repayments of debt (maturities longer than 90 days)	(571,000)	(451,000)	(560,000)
Drafts outstanding	14,357	21,100	3,786

Cash flows from (used in) financing activities	$(316,439)	$41,751	$1,014,248

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(92,291)	$(104,866)	$124,686
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	307,243	412,109	287,423

CASH AND CASH EQUIVALENTS, END OF PERIOD	$214,952	$307,243	$412,109

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid, net of refunds	$129,430	$250,087	$134,603
Interest paid	$62,664	$40,209	$43,717

See Notes to Consolidated Financial Statements

Significant Non Cash Transactions

Cash Flows from Investing Activities for the year ended December 31, 2014 excludes $178 million of decreases in fixed maturities, available for sale, commercial mortgages and private equity related to the amendments of the reinsurance agreements between Pruco Life Insurance Company, or the “Company” and Prudential Universal Reinsurance Company (“PURC”), an affiliate, in the third quarter of 2014.

Cash Flows from Investing Activities for the year ended December 31, 2014 excludes $61 million of decreases in fixed maturities, available for sale, related to the tax settlements with Prudential Financial Inc. (“PFI”), which are related to the amendments of the reinsurance agreements between the Company and Universal Prudential Arizona Reinsurance Company (“UPARC”), an affiliate, and the Company and PURC in the third quarter of 2014.

Cash Flows from Investing Activities for the year ended December 31, 2013 excludes $56 million of increases in fixed maturities, available for sale and $132 million of decreases in fixed maturities, available for sale related to the amendments of the reinsurance agreements between the Company and UPARC, and the Company, and Prudential Arizona Reinsurance Universal Company (“PAR U”), an affiliate, in the first quarter of 2013.

Cash Flows from Investing Activities for the year ended December 31, 2013 excludes $192 million of increases in fixed maturities, available for sale, and commercial mortgages and $704 million of decreases in fixed maturities, available for sale, and commercial mortgages related to the amendments of the reinsurance agreements between the Company and UPARC and the Company, and PAR U in the third quarter of 2013.

Cash Flows from Investing Activities for the year ended December 31, 2013 excludes $25 million of decreases in fixed maturities, available for sale, related to the tax settlements with PFI, which are related to the amendments of the reinsurance agreements between the Company and UPARC, and the Company and PAR U in the third quarter of 2013.

Cash Flows from Investing Activities for the year ended December 31, 2013 excludes $4,951 million of increases in fixed maturities, available for sale, commercial mortgages, short-term investments, and trading account assets related to the coinsurance of Guaranteed Universal Life (“GUL”) business assumed from Prudential Insurance in connection with the acquisition of the Hartford Life Business. Cash Flows from Investing Activities for the year ended December 31, 2013 excludes $4,952 million of decreases in fixed maturities, available for sale, commercial mortgages, short-term investments, and trading account assets related to the subsequent retrocession of this GUL business assumed from Prudential Insurance to PAR U.

Cash Flows from Financing Activities for the year ended December 31, 2013 excludes $12 million of decreases in Contributed/Distributed capital—parent/child asset transfers related to the coinsurance of GUL business assumed from Prudential Insurance in connection with the acquisition of the Hartford Life Business.

Cash Flows from Investing Activities for the twelve months ended December 31, 2012 excludes $202 million of decreases in fixed maturities, available for sale and commercial mortgages related to the coinsurance transaction between the Company’s wholly owned subsidiary PLNJ and PAR U, in the third quarter of 2012.

See Note 12 to the Consolidated Financial Statements for more information on related party transactions that occurred in 2013 and 2014.

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

The Company has two subsidiaries, including one wholly owned insurance subsidiary, Pruco Life Insurance Company of New Jersey, or “PLNJ,” and one subsidiary formed in 2009 for the purpose of holding certain commercial loan investments. Pruco Life Insurance Company and its subsidiaries are together referred to as the Company and all financial information is shown on a consolidated basis.

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

In connection with this transaction, Prudential Insurance retroceded to the Company the portion of the assumed business that is classified as guaranteed universal life insurance (“GUL”), with account values of approximately $4 billion as of January 2, 2013. The Company reinsured more than 79,000 GUL policies with a net retained face amount in force of approximately $30 billion. The Company then retroceded all of the GUL policies to an affiliated captive reinsurance company. Collectively, these transactions do not have a material impact on equity, as determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), or the statutory capital and surplus of the Company.

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

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. Revisions have been made to the classification of certain prior period Financing and Supplemental information reported on the Company’s Statements of Cash Flows included in this annual report. There are no net impacts to cash flows from operating, investing, or financing activities reported within the cash flow statements as a result of these revisions. Additionally, there are no impacts to amounts reported on the Statements of Financial Position or Statements of Operations and Comprehensive Income. Management evaluated the adjustments and concluded they were not material to any previously reported quarterly or annual financial statements.

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

Fixed maturities available-for-sale at fair value, comprised of bonds, notes and redeemable preferred stock. Fixed maturities classified as “available-for-sale” are carried at fair value. See Note 9 for additional information regarding the determination of fair value. The amortized cost of

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

fixed maturities is adjusted for amortization of premiums and accretion of discounts over the contractual life of the investments. Interest income, as well as the related amortization of premium and accretion of discount is included in “Net investment income” under the effective yield method. For mortgage-backed and asset-backed securities, the effective yield is based on estimated cash flows, including interest rate and prepayment assumptions based on data from widely accepted third-party data sources or internal estimates. In addition to interest rate and prepayment assumptions, cash flow estimates also vary based on other assumptions regarding the underlying collateral, including default rates and changes in value. These assumptions can significantly impact income recognition and the amount of other-than-temporary impairments recognized in earnings and other comprehensive income. For high credit quality mortgage-backed and asset-backed securities (those rated AA or above), cash flows are provided quarterly, and the amortized cost and effective yield of the security are adjusted as necessary to reflect historical prepayment experience and changes in estimated future prepayments. The adjustments to amortized cost are recorded as a charge or credit to net investment income in accordance with the retrospective method. For mortgage-backed and asset-backed securities rated below AA or those for which an other than temporary impairment has been recorded, the effective yield is adjusted prospectively for any changes in estimated cash flows. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Unrealized gains and losses on fixed maturities classified as “available-for-sale,” net of tax, and the effect on deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”), future policy benefits, and policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in “Accumulated other comprehensive income (loss)” (“AOCI”).

Trading account assets, at fair value, represents equity securities held in support of a deferred compensation plan and other fixed maturity securities carried at fair value. Realized and unrealized gains and losses for these investments are reported in “Asset administration fees and other income.” Interest and dividend income from these investments is reported in “Net investment income.”

Equity securities, available-for-sale, at fair value, are comprised of common stock and non-redeemable preferred stock, and are carried at fair value. The associated unrealized gains and losses, net of tax, and the effect on DAC, DSI, future policy benefits, and policyholders’ account balances that would result from the realization of unrealized gains and losses, are included in AOCI. The cost of equity securities is written down to fair value when a decline in value is considered to be other-than-temporary. See the discussion below on realized investment gains and losses for a description of the accounting for impairments. Dividends from these investments are recognized in “Net investment income” when earned.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

The allowance for losses includes a loan specific reserve for each impaired loan that has a specifically identified loss and a portfolio reserve for probable incurred but not specifically identified losses. For impaired commercial mortgage and other loans, the allowances for losses are determined based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or based upon the fair value of the collateral if the loan is collateral dependent. The portfolio reserves for probable incurred but not specifically identified losses in the commercial mortgage and agricultural loan portfolios consider the current credit composition of the portfolio based on an internal quality rating, (as described above). The portfolio reserves are determined using past loan experience, including historical credit migration, loss probability and loss severity factors by property type. These factors are reviewed each quarter and updated as appropriate.

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

Policy loans are carried at unpaid principal balances. Interest income on policy loans is recognized in “Net investment income” at the contract interest rate when earned. Policy loans are generally fully collateralized by the cash surrender value of the associated insurance policies.

Securities repurchase and resale agreements and securities loaned transactions are used primarily to earn spread income, to borrow funds, or to facilitate trading activity. As part of securities repurchase agreements or securities loaned transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities and receives cash as collateral. As part of securities resale agreements, the Company invests cash and receives as collateral U.S. government securities or other debt securities. For securities repurchase agreements and securities loaned transactions used to earn spread income, the cash received is typically invested in cash equivalents, short-term investments or fixed maturities.

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

Unrealized investment gains and losses are also considered in determining certain other balances, including DAC, DSI, certain future policy benefits, policyholders’ account balances and deferred tax assets or liabilities. These balances are adjusted, as applicable, for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. Each of these balances is discussed in greater detail below.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Deferred Policy Acquisition Costs

Costs that are related directly to the successful acquisition of new and renewal insurance and annuity business are deferred to the extent such costs are deemed recoverable from future profits. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully negotiated contracts. In each reporting period, capitalized DAC is amortized to “Amortization of deferred policy acquisition costs,” net of the accrual of imputed interest on DAC balances. DAC is subject to periodic recoverability testing. DAC, for applicable products, is adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI.

DAC related to interest sensitive and variable life products and fixed and variable deferred annuity products are generally deferred and amortized over the expected life of the contracts in proportion to gross profits arising principally from investment margins, mortality and expense margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. The Company uses a reversion to the mean approach for equities to derive future equity return assumptions. However, if the projected equity return calculated using this approach is greater than the maximum equity return assumption, the maximum equity return is utilized. Gross profits also include impacts from the embedded derivatives associated with certain of the optional living benefit features of the Company’s variable annuity contracts and related hedging activities. In calculating gross profits, profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities are also included. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as described in Note 12. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. The effect of changes to total gross profits on unamortized DAC is reflected in the period such total gross profits are revised. DAC related to non-participating traditional individual life insurance is amortized in proportion to gross premiums.

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

Deferred Sales Inducements

The Company offered various types of sales inducements to contractholders related to fixed and variable deferred annuity contracts. The Company defers sales inducements and amortizes them over the anticipated life of the policy using the same methodology and assumptions used to amortize DAC. Sales inducements balances are subject to periodic recoverability testing. The Company records amortization of deferred sales inducements in “Interest credited to policyholders’ account balances.” Deferred sales inducements for applicable products are adjusted for the impact of unrealized gains or losses on investments as if these gains or losses had been realized, with corresponding credits or charges included in AOCI. See Note 6 for additional information regarding sales inducements.

Separate Account Assets and Liabilities

Separate account assets are reported at fair value and represent segregated funds that are invested for certain contractholders and other customers. The assets consist primarily of equity securities, fixed maturities, real estate related investments, real estate mortgage loans, short term investments and derivative instruments. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities primarily represent the contractholders’ account balance in separate account assets and to a lesser extent borrowings of the separate account, and will be equal and offsetting to total separate account assets. See Note 6 to the Consolidated Financial Statements for additional information regarding separate account arrangements with contractual guarantees. The investment income and realized investment gains or losses from separate accounts generally accrue to the contractholders and are not included in the Company’s consolidated results of operations. Mortality, policy administration and surrender charges assessed against the accounts are included in “Policy charges and fee income.” Asset administration fees charged to the accounts are included in “Asset administration fees”.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Other Assets and Other Liabilities

Other assets consist primarily of premiums due, deferred reinsurance losses, certain restricted assets, and receivables resulting from sales of securities that had not yet settled at the balance sheet date. Other liabilities consist primarily of accrued expenses, reinsurance payables, technical overdrafts, derivatives, and payables resulting from purchases of securities that had not yet been settled at the balance sheet date.

Reinsurance recoverables

Reinsurance recoverables include corresponding receivables associated with reinsurance arrangements with affiliates. For additional information about these arrangements see Note 12.

Future Policy Benefits

The Company’s liability for future policy benefits is comprised of liabilities for guarantee benefits related to certain nontraditional long-duration life and annuity contracts, which are discussed more fully in Note 6. These reserves represent reserves for the guaranteed minimum death and optional living benefit features on our variable annuity products and no lapse guarantees for our variable and universal life products. The optional living benefits are primarily accounted for as embedded derivatives, with fair values calculated as the present value of future expected benefit payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature. For additional information regarding the valuation of these optional living benefit features, see Notes 6 and 9.

The Company’s liability for future policy benefits also includes reserves based on the present value of estimated future payments to or on behalf of policyholders related to contracts that have fixed and guaranteed terms, where the timing and amount of payment depends on policyholder mortality, and maintenance expenses less the present value of future net premiums. Expected mortality is generally based on the Company’s experience, industry data, and/or other factors. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are “locked-in” upon the issuance of new insurance or annuity business with fixed and guaranteed terms, significant changes in experience or assumptions may require the Company to provide for expected future losses on a product by establishing premium deficiency reserves. Premium deficiency reserves are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and expenses. Premium deficiency reserves do not include a provision for the risk of adverse deviation. Any adjustments to future policy benefit reserves to net unrealized gains on securities classified as available-for-sale are included in AOCI. See Note 5 for additional information regarding future policy benefits.

Policyholders’ Account Balances

The Company’s liability for policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues.

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

Revenues for variable deferred annuity contracts consist of charges against contractholder account values for mortality and expense risks, administration fees, surrender charges and an annual maintenance fee per contract. Revenues for mortality and expense risk charges and administration fees are recognized as assessed against the contractholder. Surrender charge revenue is recognized when the surrender charge is assessed against the contractholder at the time of surrender. Benefits and expenses for these products also include amortization of DAC and DSI. Liabilities for the variable investment options on annuity contracts represent the account value of the contracts and are included in “Separate account liabilities.”

Revenues for fixed immediate annuity and fixed supplementary contracts with and without life contingencies consist of net investment income. In addition, revenues for fixed immediate annuity contracts with life contingencies also consist of single premium payments recognized as annuity

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

considerations when received. Benefit liabilities for these contracts are based on applicable actuarial standards with assumed interest rates that generally vary by contract year. Reserves for contracts without life contingencies are included in “Policyholders’ account balances” while reserves for contracts with life contingencies are included in “future policy benefits and other policyholder liabilities”.

Revenues for variable life insurance contracts consist of charges against contractholder account values or separate accounts for expense charges, administration fees, cost of insurance charges, and surrender charges. Certain contracts also include charges against premium to pay state premium taxes. All of these charges are recognized as revenue when assessed against the contractholder. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts in proportion to estimated gross profits. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC and DSI.

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount, and certain individual life contracts provide no lapse guarantees. These benefits are accounted for as insurance contracts and are discussed in further detail in Note 6. The Company also provides contracts with certain living benefits which are accounted for as embedded derivatives. These contracts are discussed in further detail in Note 6.

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

Asset Administration Fees

The Company receives asset administration fee income on contractholders’ account balances invested in The Prudential Series Funds or, “PSF,” which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust Funds (see Note 12). In addition, the Company receives fees from contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

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

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to seek to reduce exposure to interest rate, credit, foreign currency and equity risks associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 10, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of the effective portion of cash flow hedges. Cash flows from derivatives are reported in the operating, investing, or financing activities sections in the Consolidated Statements of Cash Flows based on the nature and purpose of the derivative.

Derivatives are recorded either as assets, within “Trading account assets, at fair value” or “Other long-term investments,” or as liabilities, within “Other liabilities,” except for embedded derivatives which are recorded with the associated host contract. The Company nets the fair value of all derivative financial instruments with counterparties for which a master netting arrangement has been executed.

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

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Reinsurance Ltd. (“Pruco Re”). The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits and other policyholder liabilities” and “Reinsurance recoverables” or “Other liabilities,” respectively. Changes in the fair value are determined using valuation models as described in Note 9, and are recorded in “Realized investment gains (losses), net.”

The Company, excluding its subsidiaries, also sells certain universal life products that contain a no lapse guarantee provision that is reinsured with an affiliate, Universal Prudential Arizona Reinsurance Company (“UPARC”). The reinsurance of this no lapse guarantee results in an embedded derivative that incurs market risk primarily in the form of interest rate risk. Interest rate sensitivity can result in changes in the reinsurance recoverables that are carried at fair value and included in “Reinsurance recoverables,” and changes in “Realized investment gains (losses), net.” The Company amended or entered into multiple reinsurance transactions (See Note 12). The settlement of recapture and coinsurance premiums related to these reinsurance transactions occurred subsequent to the effective date of the reinsurance transaction. As a result, the recapture and coinsurance premiums were treated as if settled on the effective date and adjusted for the time elapsed between this date and the settlement date. This adjustment was equal to the earned interest and changes in market values from the effective date through the settlement date related to fixed maturity securities from an asset portfolio within the affiliate company. This settlement feature was accounted for as a derivative.

Short-Term and Long-Term Debt

Liabilities for short-term and long-term debt are primarily carried at an amount equal to unpaid principal balance, net of unamortized discount or premium. Original-issue discount or premium and debt-issue costs are recognized as a component of interest expense over the period the debt is expected to be outstanding, using the interest method of amortization. Short-term debt is debt coming due in the next twelve months, including that portion of debt otherwise classified as long-term. The short-term debt caption may exclude short-term debt items the Company intends to refinance on a long-term basis in the near term. See Note 12 for additional information regarding short-term and long-term debt.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

See Note 8 for additional information regarding income taxes.

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

In February 2013, the FASB issued updated guidance regarding the presentation of comprehensive income. Under the guidance, an entity is required to separately present information about significant items reclassified out of AOCI by component as well as changes in accumulated other comprehensive income balances by component in either the financial statements or the notes to the financial statements. The guidance does not change the items that are reported in other comprehensive income, does not change when an item of other comprehensive income must be reclassified to net income, and does not amend any existing requirements for reporting net income or other comprehensive income. The guidance became effective for interim or annual reporting periods that began after December 15, 2012 and was applied prospectively. The disclosures required by this guidance are included in Note 3.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

In December 2011 and January 2013, the FASB issued updated guidance regarding the disclosure of recognized derivative instruments (including bifurcated embedded derivatives), repurchase agreements and securities borrowing/lending transactions that are offset in the statement of financial position or are subject to an enforceable master netting arrangement or similar agreement (irrespective of whether they are offset in the statement of financial position). This new guidance requires an entity to disclose information on both a gross and net basis about instruments and transactions within the scope of this guidance. This new guidance became effective for interim or annual reporting periods that began on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The disclosures required by this guidance are included in Note 10.

Future Adoption of New Accounting Pronouncements

In February 2015, the FASB issued updated guidance that changes the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

Notes to Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$83,372	$8,711	$1	$92,082	$-
Obligations of U.S. states and their political subdivisions	310,518	15,323	187	325,654	-
Foreign government bonds	35,228	3,284	14	38,498	-
Public utilities	683,652	62,060	3,288	742,424	-
Redeemable preferred stock	3,185	763	137	3,811	-
All other corporate securities	3,743,804	227,939	20,820	3,950,923	(247)
Asset-backed securities (1)	395,180	8,281	1,210	402,251	(3,531)
Commercial mortgage-backed securities	482,769	17,978	1,868	498,879	-
Residential mortgage-backed securities (2)	129,165	10,902	25	140,042	(836)

Total fixed maturities, available-for-sale	$5,866,873	$355,241	$27,550	$6,194,564	$(4,614)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$66	$23	$-	$89
Industrial, miscellaneous & other	5	173	-	178
Mutual funds	28,470	468	295	28,643
Non-redeemable preferred stocks	340	250	-	590

Total equity securities, available-for-sale	$28,881	$914	$295	$29,500

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $10 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2013(4)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$89,497	$5,910	$1,882	$93,525	$-
Obligations of U.S. states and their political subdivisions	83,807	1,518	6,374	78,951	-
Foreign government bonds	20,357	3,640	-	23,997	-
Public utilities	672,260	27,811	25,574	674,497	-
Redeemable preferred stock	681	126	-	807	-
All other corporate securities	3,785,906	173,209	93,050	3,866,065	(252)
Asset-backed securities (1)	216,081	8,687	2,677	222,091	(7,783)
Commercial mortgage-backed securities	510,255	20,316	8,563	522,008	-
Residential mortgage-backed securities (2)	160,089	10,870	1,499	169,460	(973)

Total fixed maturities, available-for-sale	$5,538,933	$252,087	$139,619	$5,651,401	$(9,008)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$131	$29	$-	$160
Industrial, miscellaneous & other	4	12	-	16
Mutual funds	91	3	3	91
Non-redeemable preferred stocks	341	163	-	504

Total equity securities, available-for-sale	$567	$207	$3	$771

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $14 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.
(4)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

The amortized cost and fair value of fixed maturities by contractual maturities at December 31, 2014, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$154,305	$156,481
Due after one year through five years	1,122,791	1,196,417
Due after five years through ten years	1,374,498	1,428,687
Due after ten years	2,208,165	2,371,807
Asset-backed securities	395,180	402,251
Commercial mortgage-backed securities	482,769	498,879
Residential mortgage-backed securities	129,165	140,042

Total	$5,866,873	$6,194,564

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	2014	2013	2012
		(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$245,618	$816,125	$116,493
Proceeds from maturities/repayments	656,249	760,433	903,272
Gross investment gains from sales, prepayments and maturities	20,394	60,261	31,720
Gross investment losses from sales and maturities	(2,704)	(22,380)	(1,171)

Equity securities, available-for-sale
Proceeds from sales	$17,873	$13,603	$9,862
Proceeds from maturities/repayments	-	3	-
Gross investment gains from sales	1,085	1,337	1,027
Gross investment losses from sales	-	(791)	(529)

Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(127)	$(4,441)	$(6,236)
Writedowns for impairments on equity securities	-	(67)	(2,168)

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other Comprehensive Income (Loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Year Ended December 31, 2014	Year Ended December 31, 2013

	(in thousands)
Balance, beginning of period	$14,660	$27,702
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(6,533)	(14,330)
Credit loss impairment recognized in the current period on securities not previously impaired	-	31
Additional credit loss impairments recognized in the current period on securities previously impaired	-	798
Increases due to the passage of time on previously recorded credit losses	1,098	915
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(496)	(456)

Balance, end of period	$8,729	$14,660

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$43,490	$44,121	$14,118	$16,162
Equity securities	3,447	5,540	1,388	2,730

Total trading account assets	$46,937	$49,661	$15,506	$18,892

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $(0.7) million, $2.7 million, and $(0.5) million during the years ended December 31, 2014, 2013, and 2012, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	December 31, 2014		December 31, 2013
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Retail	$439,679	26.2%	$467,059	30.5%
Apartments/Multi-Family	401,568	23.9	298,365	19.5
Industrial	286,104	17.1	272,239	17.7
Office	244,072	14.6	195,499	12.8
Other	99,083	5.9	102,294	6.6
Hospitality	92,126	5.5	90,085	5.9

Total commercial mortgage loans	1,562,632	93.2	1,425,541	93.0
Agricultural property loans	114,665	6.8	107,118	7.0

Total commercial and agricultural mortgage loans by property type	1,677,297	100.0%	1,532,659	100.0%

Valuation allowance	(4,154)		(8,904)

Total net commercial and agricultural mortgage loans by property type	1,673,143		1,523,755

Other Loans
Uncollateralized loans	8,410		8,410
Valuation allowance	-		-

Total net other loans	8,410		8,410

Total commercial mortgage and other loans	$1,681,553		$1,532,165

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States and other countries with the largest concentrations in California (21%), Texas (12%), and New Jersey (10%) at December 31, 2014.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Allowance for credit losses, beginning of year	$8,904	$6,028	$12,813
Addition to / (release of) allowance for losses	(1,832)	2,876	(1,551)
Charge-offs, net of recoveries	(2,918)	-	(5,234)

Total ending balance (1)	$4,154	$8,904	$6,028

(1)	Agricultural loans represent $0.1 million, $0.3 million, and $0.4 million of the ending allowance at December 31, 2014, 2013 and 2012, respectively.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	December 31, 2014	December 31, 2013

	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$940	$3,084
Collectively evaluated for impairment (2)	3,214	5,820

Total ending balance	$4,154	$8,904

Recorded Investment: (3)
Gross of reserves: individually evaluated for impairment (1)	$15,875	$6,392
Gross of reserves: collectively evaluated for impairment (2)	1,669,832	1,534,677

Total ending balance, gross of reserves	$1,685,707	$1,541,069

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at both December 31, 2014 and 2013.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $115 million and $107 million at December 31, 2014 and 2013, respectively, and a related allowance of $0.1 million and $0.3 million at December 31, 2014 and 2013, respectively. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8 million at both December 31, 2014 and 2013 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of December 31, 2014, had a recorded investment and unpaid principal balance of $15.9 million and related allowance of $0.9 million primarily related to office property types. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of December 31, 2013, had a recorded investment and unpaid principal balance of $6.4 million and related allowance of $3.1 million primarily related to other property types. At both December 31, 2014 and 2013, the Company held no impaired agricultural or uncollateralized loans. Net investment income recognized on impaired commercial mortgage loans totaled $0.8 million as of December 31, 2014. There was no material net investment income recognized on these loans as of December 31, 2013.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at both December 31, 2014 and 2013. See Note 2 for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth certain key credit quality indicators as of December 31, 2014, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
Loan-to-Value Ratio	(in thousands)
0%-59.99%	$997,610	$24,491	$9,393	$1,031,494
60%-69.99%	372,958	15,741	13,981	402,680
70%-79.99%	177,956	31,463	3,493	212,912
Greater than 80%	2,991	22,068	5,152	30,211

Total commercial and agricultural mortgage loans	$1,551,515	$93,763	$32,019	$1,677,297

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2014 and 2013, $1.7 billion and $1.5 billion, respectively, of commercial mortgage and other loans were in current status. As of December 31, 2014, no commercial mortgage and other loans were classified as past due. As of December 31, 2013, $6.4 million of commercial mortgage and other loans were classified as past due, primarily related to other property types. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.

As of December 31, 2014, $15.9 million of commercial mortgage and other loans were in nonaccrual status based upon the recorded investment gross of allowance for credit losses. As of December 31, 2013, $6.4 million of commercial mortgage and other loans were in nonaccrual status based upon the recorded investment gross of allowance for credit losses, primarily related to other property types. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 for further discussion regarding nonaccrual status loans.

For the years ended December 31, 2014 and 2013, there were no commercial mortgage and other loans acquired, other than those through direct origination, or sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both December 31, 2014 and 2013, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. For the year ended December 31, 2014 there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgages. For the year ended December 31, 2014 and 2013, there were no adjusted pre-modification outstanding recorded investments or post-modification outstanding recorded investments. For the years ended December 31, 2014 and 2013, there were no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. See Note 2 for additional information relating to the accounting for troubled debt restructurings.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments” at December 31 for the years indicated.

	2014	2013
	(in thousands)
Company’s investment in Separate accounts	$25,761	$29,739
Joint ventures and limited partnerships	244,330	196,538
Derivatives	28,052	427

Total other long-term investments	$298,143	$226,704

Net Investment Income

Net investment income for the years ended December 31, was from the following sources:

	2014	2013	2012
	(in thousands)
Fixed maturities, available-for-sale	$262,532	$278,747	$270,790
Equity securities, available-for-sale	2	1	52
Trading account assets	1,018	657	981
Commercial mortgage and other loans	81,848	84,006	84,232
Policy loans	60,847	59,287	58,007
Short-term investments and cash equivalents	528	654	1,003
Other long-term investments	16,962	15,023	21,224

Gross investment income	423,737	438,375	436,289
Less: investment expenses	(19,719)	(19,364)	(18,779)

Net investment income	$404,018	$419,011	$417,510

Carrying value for non-income producing assets included $9 million in fixed maturities as of December 31, 2014. Non-income producing assets represent investments that have not produced income for the preceding twelve months.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the years ended December 31, were from the following sources:

	2014	2013	2012

	(in thousands)
Fixed maturities	$17,563	$33,440	$24,314
Equity securities	1,085	480	(1,670)
Commercial mortgage and other loans	4,644	5,494	7,307
Joint ventures and limited partnerships	210	(83)	-
Derivatives	90,556	(52,799)	(186,425)
Other	9	18	27

Realized investment gains (losses), net	$114,067	$(13,450)	$(156,447)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2011	$133	$213,495	$213,628
Change in component during period (2)	124	53,709	53,833

Balance, December 31, 2012	$257	$267,204	$267,461
Change in component during period (2)	146	(210,961)	(210,815)

Balance, December 31, 2013	$403	$56,243	$56,646
Change in other comprehensive income before reclassifications	(723)	207,134	206,411
Amounts reclassified from AOCI	-	(18,649)	(18,649)
Income tax benefit (expense)	253	(65,970)	(65,717)

Balance, December 31, 2014	$(67)	$178,758	$178,691

(1)	Includes cash flow hedges of $12 million, $(5) million, and $0 as of December 31, 2014, 2013, and 2012, respectively.
(2)	Net of taxes.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges—Currency/Interest rate (3)	$6,594	$329	$1,754

Net unrealized investment gains (losses) on available-for-sale securities (4)	12,055	33,591	20,890

Total net unrealized investment gains (losses)	18,649	33,920	22,644

Total reclassifications for the period	$18,649	$33,920	$22,644

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 10 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances(1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$(18,648)	$10,187	$(2,936)	$3,958	$(7,439)
Net investment gains (losses) on investments arising during the period	11,444	-	-	(4,005)	7,439
Reclassification adjustment for (gains) losses included in net income	6,755	-	-	(2,364)	4,391
Reclassification adjustment for OTTI losses excluded from net income(1)	(169)	-	-	59	(110)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(9,892)	-	3,462	(6,430)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	3,499	(1,225)	2,274

Balance, December 31, 2012	$(618)	$295	$563	$(115)	$125

Net investment gains (losses) on investments arising during the period	1,053	-	-	(369)	684
Reclassification adjustment for (gains) losses included in net income	4,114	-	-	(1,440)	2,674
Reclassification adjustment for OTTI losses excluded from net income(1)	(51)	-	-	18	(33)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(3,619)	-	1,266	(2,353)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	1,256	(439)	817

Balance, December 31, 2013	$4,498	$(3,324)	$1,819	$(1,079)	$1,914

Net investment gains (losses) on investments arising during the period	996	-	-	(348)	648
Reclassification adjustment for (gains) losses included in net income	(161)	-	-	56	(105)
Reclassification adjustment for OTTI losses excluded from net income(1)	-	-	-	-	-
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	786	-	(275)	511
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(591)	206	(385)

Balance, December 31, 2014	$5,333	$(2,538)	$1,228	$(1,440)	$2,583

(1)	Balances are net of reinsurance.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2011	$443,637	$(179,520)	$75,345	$(118,533)	$220,929
Net investment gains (losses) on investments arising during the period	90,693	-	-	(31,738)	58,955
Reclassification adjustment for (gains) losses included in net income	(29,399)	-	-	10,290	(19,109)
Reclassification adjustment for OTTI losses excluded from net income(2)	169	-	-	(59)	110
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(40,688)	-	14,065	(26,623)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	50,488	(17,671)	32,817

Balance, December 31, 2012	$505,100	$(220,208)	$125,833	$(143,646)	$267,079

Net investment gains (losses) on investments arising during the period	(343,964)	-	-	120,388	(223,576)
Reclassification adjustment for (gains) losses included in net income	(38,034)	-	-	13,312	(24,722)
Reclassification adjustment for OTTI losses excluded from net income(2)	51	-	-	(18)	33
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	177,178	-	(62,012)	115,166
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(122,540)	42,889	(79,651)

Balance, December 31, 2013	$123,153	$(43,030)	$3,293	$(29,087)	$54,329

Net investment gains (losses) on investments arising during the period	239,912	-	-	(83,969)	155,943
Reclassification adjustment for (gains) losses included in net income	(18,488)	-	-	6,471	(12,017)
Reclassification adjustment for OTTI losses excluded from net income(2)	-	-	-	-	-
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(69,799)	-	24,430	(45,369)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	35,829	(12,540)	23,289

Balance, December 31, 2014	$344,577	$(112,829)	$39,122	$(94,695)	$176,175

(1)	Includes cash flow hedges. See Note 10 for information on cash flow hedges.
(2)	Balances are net of reinsurance.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	2014	2013	2012

	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$5,333	$4,498	$(618)
Fixed maturity securities, available-for-sale—all other	322,358	107,970	474,128
Equity securities, available-for-sale	619	204	1,208
Derivatives designated as cash flow hedges(1)	11,585	(4,701)	147
Other investments	10,015	19,680	29,617

Net unrealized gains (losses) on investments	$349,910	$127,651	$504,482

(1)	See Note 10 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, at December 31 for the years indicated:

	2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of
U.S. government authorities and agencies	$994	$1	$-	$-	$994	$1
Obligations of U.S. states and their political subdivisions	9,852	125	2,886	62	12,738	187
Foreign government bonds	2,246	14		-	2,246	14
Public utilities	30,974	1,618	45,756	1,670	76,730	3,288
All other corporate securities	356,348	13,194	260,985	7,763	617,333	20,957
Asset-backed securities	209,774	737	54,711	473	264,485	1,210
Commercial mortgage-backed securities	15,824	155	87,606	1,713	103,430	1,868
Residential mortgage-backed securities	776	11	3,878	14	4,654	25

Total	$626,788	$15,855	$455,822	$11,695	$1,082,610	$27,550

Equity securities, available-for-sale	$14,706	$295	$-	$-	$14,706	$295

	2013(1)
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of
U.S. government authorities and agencies	$24,123	$1,882	$-	$-	$24,123	$1,882
Obligations of U.S. states and their political subdivisions	51,216	5,904	2,496	470	53,712	6,374
Foreign government bonds	-	-	-	-	-	-
Public utilities	319,224	23,475	11,917	2,099	331,141	25,574
All other corporate securities	1,277,244	78,305	85,814	14,745	1,363,058	93,050
Asset-backed securities	93,021	1,418	11,782	1,259	104,803	2,677
Commercial mortgage-backed securities	116,371	6,706	19,605	1,857	135,976	8,563
Residential mortgage-backed securities	42,121	1,472	3,225	27	45,346	1,499

Total	$1,923,320	$119,162	$134,839	$20,457	$2,058,159	$139,619

Equity securities, available-for-sale	$44	$3	$-	$-	$44	$3

(1)	Prior period’s amounts are presented on a basis consistent with the current period presentation.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The gross unrealized losses on fixed maturity securities at December 31, 2014 and 2013, were composed of $21 million and $136 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $6 million and $4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At December 31, 2014, the $12 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical, consumer cyclical, and utility sectors of the Company’s corporate securities. At December 31, 2013, the $20 million of gross unrealized losses of twelve months or more were concentrated in the consumer non-cyclical, utility, and basic industry sectors of the Company’s corporate securities. In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at December 31, 2014 or 2013. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening. At December 31, 2014, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

At both December 31, 2014 and 2013, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with our policy described in Note 2, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at December 31, 2014 or 2013.

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

	2014	2013
	(in thousands)
Fixed maturity securities, available for sale	$63,100	$81,849
Trading account assets	-	-
Equity Securities	-	-

Total securities pledged	$63,100	$81,849

As of December 31, 2014, the carrying amount of the associated liabilities supported by the pledged collateral was $65 million, all of which was “Cash collateral for loaned securities.” There were no “Securities sold under agreements to repurchase.” As of December 31, 2013, the carrying amount of the associated liabilities supported by the pledged collateral was $85 million, all of which was “Cash collateral for loaned securities.” There were no “Securities sold under agreements to repurchase.”

In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. The fair value of this collateral was $94 million and $0 at December 31, 2014 and 2013, respectively, all of which had either been sold or repledged.

Fixed maturities of $4 million at both December 31, 2014 and 2013 were on deposit with governmental authorities or trustees as required by certain insurance laws.

4.    DEFERRED POLICY ACQUISITION COSTS

The balances of and changes in deferred policy acquisition costs as of and for the years ended December 31, are as follows:

	2014	2013	2012
	(in thousands)
Balance, beginning of year	$5,034,299	$3,679,061	$2,545,600
Capitalization of commissions, sales and issue expenses	626,718	822,075	1,171,759
Amortization-Impact of assumption and experience unlocking and true-ups	272,385	(9,167)	60,313
Amortization-All other	(708,554)	533,478	(21,345)
Change in unrealized investment gains and losses	(67,056)	167,880	(53,651)
Ceded DAC upon Coinsurance Treaty with PAR U and PURC (See Note 12)	(90,937)	(159,028)	(23,616)

Balance, end of year	$5,066,855	$5,034,299	$3,679,061

Deferred acquisition costs include reductions in capitalization and amortization related to reinsurance expense allowances resulting from the coinsurance treaties with PARCC, PAR Term, Term Re, PAR U and PURC, reductions for the initial balance transferred to PAR U and PURC at inception of the coinsurance agreements and the pass through of the GUL business related to the acquisition of The Hartford Life business assumed from Prudential Insurance and subsequently retroceded to PAR U as discussed in Note 12.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Capitalization balances related to reinsurance amounted to $337 million, $285 million, and $249 million in 2014, 2013, and 2012, respectively. Amortization balances related to reinsurance amounted to $204 million, $89 million and $180 million in 2014, 2013, and 2012, respectively. Reinsurance impacts to the change in unrealized gains/(losses) resulted in a decrease in the deferred acquisition cost asset of $161 million in 2013 and increased the deferred acquisition cost asset $142 million and $44 million in 2014 and in 2012 respectively.

5.    POLICYHOLDERS’ LIABILITIES

Future Policy Benefits

Future policy benefits at December 31, are as follows:

	2014	2013

	(in thousands)
Life insurance – domestic	$7,285,791	$5,768,262
Life insurance – Taiwan	1,151,882	1,151,503
Individual and group annuities	457,324	320,451
Policy claims and other contract liabilities	5,020,333	(323,547)

Total future policy benefits	$13,915,330	$6,916,669

Life insurance liabilities include reserves for death benefits and other policy benefits. Individual and group annuity liabilities include reserves for annuities that are in payout status.

Future policy benefits for domestic and Taiwan individual non-participating traditional life insurance policies are generally equal to the present value of future benefit payments and related expenses, less the present value of future net premiums. Assumptions as to mortality, morbidity and persistency are based on the Company’s experience, industry data, and/or other factors, when the basis of the reserve is established. Interest rates used in the determination of the present values range from 2.5% to 8.3% for setting domestic insurance reserves and 6.2% to 7.4% for setting Taiwan reserves.

Future policy benefits for individual and group annuities and supplementary contracts are generally equal to the present value of expected future payments. Assumptions as to mortality are based on the Company’s experience, industry data, and/or other factors when the basis of the reserve is established. The interest rates used in the determination of the present values range from 0.0% to 14.8%, with approximately 1.1% of the reserves based on an interest rate in excess of 8.0%.

The Company’s liability for future policy benefits for other contract liabilities are primarily guaranteed benefit liabilities related to certain nontraditional long-duration life and annuity contracts accounted for as embedded derivatives. The interest rates used in the determination of the present values range from 0.4% to 4.0%. See Note 6 for additional information regarding liabilities for guaranteed benefits related to certain nontraditional long-duration contracts.

Policyholders’ Account Balances

Policyholders’ account balances at December 31, are as follows:

	2014	2013

	(in thousands)
Interest-sensitive life contracts	$11,906,915	$11,456,129
Individual annuities	2,088,468	1,624,523
Guaranteed interest accounts	413,074	450,738
Other	841,598	771,940

Total policyholders’ account balances	$15,250,055	$14,303,330

Policyholders’ account balances represent an accumulation of account deposits plus credited interest less withdrawals, expenses and mortality charges, if applicable. These policyholders’ account balances also include provisions for benefits under non-life contingent payout annuities. Interest crediting rates range from 0.4% to 4.5% for interest-sensitive contracts. Interest crediting rates for individual annuities may range from 0.0% to 6.3%. Interest crediting rates for guaranteed interest accounts range from 1.0% to 6.0%. Interest crediting rates range from 0.0% to 8.0% for other. Included in interest-sensitive life contracts at December 31, 2014, are $4.8 billion GUL business assumed from Prudential Insurance in connection with the acquisition of the Hartford life business.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

6.    CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS

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

The Company’s contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed may not be mutually exclusive. The liabilities related to the net amount at risk are reflected within “Future policy benefits and other policyholder liabilities”. As of December 31, 2014 and 2013, the Company had the following guarantees associated with these contracts, by product and guarantee type:

	December 31, 2014			December 31, 2013

	In the Event of Death	At Annuitization/ Accumulation (1)		In the Event of Death	At Annuitization/ Accumulation (1)

Variable Annuity Contracts	(in thousands)

Return of Net Deposits
Account value	$77,862,297	$	N/A	$70,025,044	$	N/A
Net amount at risk	40,701		N/A	$46,013		N/A
Average attained age of contractholders	63		N/A	62		N/A
Minimum return or contract value
Account value	$21,123,437		$89,367,950	$20,498,033		$81,142,995
Net amount at risk	$1,365,085		$1,277,406	$1,274,286		$1,085,030
Average attained age of contractholders	67		63	67		62
Average period remaining until earliest expected annuitization	N/A		0.03 years	N/A		0.09 years

(1)	Includes income and withdrawal benefits as described herein

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2014	December 31, 2013

	In the Event of Death
	(in thousands)
Variable Life, Variable Universal Life and Universal Life Contracts
No Lapse Guarantees (1)
Separate account value	$3,022,615	$2,958,551
General account value	$4,560,768	$3,922,205
Net amount at risk	$88,749,362	$80,432,427
Average attained age of contractholders	54 years	53 years

(1)	Excludes assumed reinsurance of GUL business from the Hartford that is retroceded 100% to PARU.

Account balances of variable annuity contracts with guarantees were invested in separate account investment options as follows:

	December 31, 2014	December 31, 2013

	(in thousands)
Equity funds	$60,982,384	$55,455,438
Bond funds	30,825,335	29,937,112
Money market funds	4,928,870	3,301,910

Total	$96,736,589	$88,694,460

In addition to the above mentioned amounts invested in separate account investment options, $2.249 billion and $1.829 billion of account balances of variable annuity contracts with guarantees, inclusive of contracts with MVA feature, were invested in general account investment options in 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012 there were no transfers of assets, other than cash, from the general account to any separate account, and accordingly no gains or losses recorded.

Liabilities for Guarantee Benefits

The table below summarizes the changes in general account liabilities for guarantees on variable contracts. The liabilities for guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) are included in “Future policy benefits and other policyholder liabilities” and the related changes in the liabilities are included in “Future policy benefits and other policyholder liabilities”. Guaranteed minimum income and withdrawal benefits (“GMIWB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum accumulation benefits (“GMAB”) features are accounted for as bifurcated embedded derivatives and are recorded at fair value within “Future policy benefits and other policyholder liabilities”. Changes in the fair value of these derivatives, including changes in the Company’s own risk of non-performance, along with any fees attributed or payments made relating to the derivative, are recorded in “Realized investment gains (losses), net.” See Note 9 for additional information regarding the methodology used in determining the fair value of these embedded derivatives.

	GMDB		GMIB	GMWB/GMIWB/ GMAB	Total

	Variable Annuity	Variable Life, Variable Universal Life & Universal Life	Variable Annuity

	(in thousands)
Balance as of December 31, 2011	$97,635	$224,909	$33,010	$912,987	$1,268,541
Incurred guarantee benefits (1)	145,022	94,007	21,916	504,903	765,848
Paid guarantee benefits	(40,590)	(13,929)	(540)	-	(55,059)

Balance as of December 31, 2012	$202,067	$304,987	$54,386	$1,417,890	$1,979,330
Incurred guarantee benefits (1)(2)	28,033	101,484	(30,882)	(1,766,290)	(1,667,655)
Paid guarantee benefits	(26,306)	(3,090)	(1,148)	-	(30,544)
Other (3)	4,060	1,340,869	98		1,345,027

Balance as of December 31, 2013	$207,854	$1,744,250	$22,454	$(348,400)	$1,626,158
Incurred guarantee benefits (1)(2)	131,594	785,583	17,905	5,342,010	6,277,092
Paid guarantee benefits	(22,079)	(18,192)	(853)	-	(41,124)
Other	3,848	283,668	175	-	287,691

Balance as of December 31, 2014	$321,217	$2,795,309	$39,681	$4,993,610	$8,149,817

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

The GMDB liability is determined each period end by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the excess death benefits. The GMIB liability associated with variable annuities is determined each period by estimating the accumulated value of a portion of the total assessments to date less the accumulated value of the excess income benefits. The portion of assessments used is chosen such that, at issue the present value of expected death benefits or expected income benefits in excess of the projected account balance and the portion of the present value of total expected assessments over the lifetime of the contracts are equal. The Company regularly evaluates the estimates used and adjusts the GMDB and GMIB liability balances, with an associated charge or credit to earnings, if actual experience or other evidence suggests that earlier estimates should be revised.

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

The GMIWB features, taken collectively, provide a contractholder two optional methods to receive guaranteed minimum payments over time, a “withdrawal” option or an “income” option. The withdrawal option (which was available under only one of the GMIWBs and is no longer offered) guarantees that a contractholder can withdraw an amount each year until the cumulative withdrawals reach a total guaranteed balance. The income option (which varies among the Company’s GMIWBs) in general guarantees the contractholder the ability to withdraw an amount each year for life (or for joint lives, in the case of any spousal version of the benefit) where such amount is equal to a percentage of a protected value under the benefit. The contractholder also has the potential to increase this annual amount, based on certain subsequent increases in account value that may occur. The GMIWB can be elected by the contractholder upon issuance of an appropriate deferred variable annuity contract or at any time following contract issue prior to annuitization. Certain GMIWB features include an asset transfer feature that reduces the Company’s exposure to these guarantees. The GMIWB liability is calculated as the present value of future expected payments to customers less the present value of assessed rider fees attributable to the embedded derivative feature.

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

	2014	2013	2012

	(in thousands)

Balance, beginning of year	$989,889	$787,891	$542,742
Capitalization	9,112	20,871	198,955
Amortization-Impact of assumption and experience unlocking and true-ups	34,420	14,613	53,108
Amortization-All other	(194,673)	160,835	(9,985)
Change in unrealized investment gains (losses)	(1,957)	5,679	3,071

Balance, end of year	$836,791	$989,889	$787,891

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

7.	STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS

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

Statutory net income (loss) for the Company, excluding its subsidiary PLNJ, amounted to $109 million, $553 million and $591 million for the years ended December 31, 2014, 2013, and 2012, respectively. Statutory surplus of the Company, excluding its subsidiary PLNJ, amounted to $2,656 million and $2,387 million December 31, 2014 and 2013, respectively.

The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the National Association of Insurance Commissioners (“NAIC”). Statutory accounting practices primarily differ from U.S. GAAP by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions as well as valuing investments and certain assets and accounting for deferred taxes on a different basis.

The Company is subject to Arizona law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the Arizona Department of Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the lesser of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $164 million in 2015 without prior approval. The Company paid dividends to the parent company of $748 million and $423 million in 2014 and 2013, respectively. The Company did not pay a dividend in 2012.

8.	INCOME TAXES

The components of income tax expense (benefit) for the years ended December 31, were as follows:

	2014	2013	2012

	(in thousands)
Current tax expense (benefit):
U.S.	$112,742	$250,601	$216,654

Total	112,742	250,601	216,654

Deferred tax expense (benefit):
U.S.	27,631	315,819	(35,614)

Total	27,631	315,819	(35,614)

Total income tax expense on continuing operations	140,373	566,420	181,040
Total income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	65,717	(113,517)	29,258
Additional paid-in capital	(6,507)	(7,574)	(9,540)

Total income tax expense (benefit)	$199,583	$445,329	$200,758

In July 2014, the IRS issued guidance relating to the hedging of variable annuity guaranteed minimum benefits (“Hedging IDD”). The Hedging IDD provides an elective safe harbor tax accounting method for certain contracts which permits the current deduction of losses and the deferral of gains for hedging activities that can be applied to open years under IRS examination beginning with the earliest open year. The Company will apply this tax accounting method for hedging gains and losses covered by the Hedging IDD beginning with 2013. As a result of applying such accounting method in 2014 the Company’s U.S. current tax benefit includes an additional tax benefit of $15 million and a corresponding reduction of deferred tax assets.

The Company’s actual income tax expense for the years ended December 31, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes and cumulative effect of accounting change for the following reasons:

	2014	2013	2012

	(in thousands)

Expected federal income tax expense	$324,169	$736,621	$302,882

Non-taxable investment income	(152,844)	(149,933)	(108,463)

Tax credits	(32,881)	(20,935)	(14,460)

Other	1,929	667	1,081

Total income tax expense (benefit) on continuing operations	$140,373	$566,420	$181,040

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

In August 2007, the IRS released Revenue Ruling 2007-54, which included, among other items, guidance on the methodology to be followed in calculating the DRD related to variable life insurance and annuity contracts. In September 2007, the IRS released Revenue Ruling 2007-61. Revenue Ruling 2007-61 suspended Revenue Ruling 2007-54 and informed taxpayers that the U.S. Treasury Department and the IRS intend to address through new guidance the issues considered in Revenue Ruling 2007-54, including the methodology to be followed in determining the DRD related to variable life insurance and annuity contracts. In May 2010, the IRS issued an Industry Director Directive (“IDD”) confirming that the methodology for calculating the DRD set forth in Revenue Ruling 2007-54 should not be followed. The IDD also confirmed that the IRS guidance issued before Revenue Ruling 2007-54, which guidance the Company relied upon in calculating its DRD, should be used to determine the DRD. In February 2014, the IRS released Revenue Ruling 2014-7, which modified and superseded Revenue Ruling 2007-54, by removing the provisions of Revenue Ruling 2007-54 related to the methodology to be followed in calculating the DRD and obsoleting Revenue Ruling 2007-61. These activities had no impact on the Company’s 2012, 2013 or 2014 results. However, there remains the possibility that the IRS and the U.S. Treasury will address, through subsequent guidance, the issues related to the calculation of the DRD. For the last several years, the revenue proposals included in the Obama Administration’s budgets included a proposal that would change the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

Deferred tax assets and liabilities at December 31, resulted from the items listed in the following table:

	2014	2013
	(in thousands)
Deferred tax assets
Insurance reserves	$1,629,234	$1,551,346
Investments	-	82,821
Other	821	-

Deferred tax assets	$1,630,055	$1,634,167

Deferred tax liabilities
Deferred policy acquisition costs	$1,407,473	$1,412,944
Deferred sales inducements	292,877	346,461
Net unrealized gains on securities	118,745	46,247
Investments	70,517	-
Other	-	1,232

Deferred tax liabilities	1,889,612	1,806,884

Net deferred tax asset (liability)	$(259,557)	$(172,717)

The application of U.S. GAAP requires the Company to evaluate the recoverability of deferred tax assets and establish a valuation allowance if necessary to reduce the deferred tax asset to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. In evaluating the need for a valuation allowance the Company considers many factors, including: (1) the nature of the deferred tax assets and liabilities; (2) whether they are ordinary or capital; (3) in which tax jurisdictions they were generated and the timing of their reversal; (4) taxable income in prior carryback years as well as projected taxable earnings exclusive of reversing temporary differences and carryforwards; (5) the length of time that carryovers can be utilized in the various taxing jurisdictions; (6) any unique tax rules that would impact the utilization of the deferred tax assets; and (7) any tax planning strategies that the Company would employ to avoid a tax benefit from expiring unused. Although realization is not assured, management believes it is more likely than not that the deferred tax assets, net of valuation allowances, will be realized. The company had no valuation allowance as of December 31, 2014, and 2013.

Management believes that based on its historical pattern of taxable income, the Company will produce sufficient income in the future to realize its deferred tax assets. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.

The Company’s income (loss) from continuing operations before income taxes includes income (loss) from domestic operations of $926 million, $2,105 million and $866 million, and no income from foreign operations for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company’s unrecognized tax benefits for the years ended December 31 are as follows:

	2014	2013	2012
	(in thousands)

Balance at January 1,	$-	$-	$113
Increases in unrecognized tax benefits-prior years	-	-	464
(Decreases) in unrecognized tax benefits-prior years	-	-	-
Increases in unrecognized tax benefits-current year	-	-	-
(Decreases) in unrecognized tax benefits- current year	-	-	-
Settlements with taxing authorities	-	-	(577)

Balance at December 31,	$-	$-	$-

Unrecognized tax benefits that, if recognized, would favorably impact the effective rate	-	-	-

The Company does not anticipate any significant changes within the next 12 months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). In December 31, 2014 and 2013, the Company recognized nothing in the statement of operations and recognized no liabilities in the statement of financial position for tax-related interest and penalties.

Listed below are the tax years that remain subject to examination by major tax jurisdiction, at December 31, 2014:

Major Tax Jurisdiction	Open Tax Years
United States	2007 - 2014

For tax years 2007 through 2015, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolutions programs are available to resolve the disagreements in a timely manner before the tax returns are filed.

9.    FAIR VALUE OF ASSETS AND LIABILITIES

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

	As of December 31, 2014

	Level 1	Level 2	Level 3	Netting (1)	Total

	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$92,082	$-	$-	$92,082
Obligations of U.S. states and their political subdivisions	-	325,654	-	-	325,654
Foreign government bonds	-	38,498	-	-	38,498
Corporate securities	-	4,612,357	84,801	-	4,697,158
Asset-backed securities	-	302,034	100,217	-	402,251
Commercial mortgage-backed securities	-	498,879	-	-	498,879
Residential mortgage-backed securities	-	140,042	-	-	140,042

Sub-total	-	6,009,546	185,018	-	6,194,564
Trading account assets:
Corporate securities	-	42,131	-	-	42,131
Asset-backed securities	-	1,990	-	-	1,990
Equity securities	-	-	5,540	-	5,540

Sub-total	-	44,121	5,540	-	49,661

Equity securities, available for sale	107	28,643	750	-	29,500
Short-term investments	6,997	114,275	-	-	121,272
Cash equivalents	41,584	26,259	-	-	67,843
Other long-term investments	-	242,523	2,115	(215,066)	29,572
Reinsurance recoverables	-	-	4,897,545	-	4,897,545
Receivables from parents and affiliates	-	158,469	19,203	-	177,672

Sub-total excluding separate account assets	48,688	6,623,836	5,110,171	(215,066)	11,567,629

Separate account assets (2)	-	108,891,268	302,924	-	109,194,192

Total assets	$48,688	$115,515,104	$5,413,095	$(215,066)	$120,761,821

Future policy benefits (4)	$-	$-	$4,993,611	$-	$4,993,611
Payables to parent and affiliates	-	58,687	-	(58,687)	-

Total liabilities	$-	$58,687	$4,993,611	$(58,687)	$4,993,611

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available for sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$93,525	$-	$-	$93,525
Obligations of U.S. states and their political subdivisions	-	78,951	-	-	78,951
Foreign government bonds	-	23,997	-	-	23,997
Corporate securities	-	4,523,076	18,293	-	4,541,369
Asset-backed securities	-	141,157	80,934	-	222,091
Commercial mortgage-backed securities	-	522,008	-	-	522,008
Residential mortgage-backed securities	-	169,460	-	-	169,460

Sub-total	-	5,552,174	99,227	-	5,651,401
Trading account assets:
Corporate securities	-	14,183	-	-	14,183
Asset-backed securities	-	1,978	-	-	1,978
Equity securities	-	-	2,731	-	2,731

Sub-total	-	16,161	2,731	-	18,892

Equity securities, available for sale	112	90	569	-	771
Short-term investments	9,216	6,768	18	-	16,002
Cash equivalents	5,962	199,825	-	-	205,787
Other long term investments	-	73,647	1,168	(73,219)	1,596
Reinsurance recoverables	-	-	11,400	-	11,400
Receivables from parents and affiliates	-	170,761	4,121	-	174,882

Sub-total excluding separate account assets	15,290	6,019,426	119,234	(73,219)	6,080,731

Separate account assets (2)	973,192	99,149,315	279,842	-	100,402,349

Total assets	$988,482	$105,168,741	$399,076	$(73,219)	$106,483,080

Future policy benefits (4)	$-	$-	$(348,399)	$-	$(348,399)
Payables to parents and affiliates	-	218,467	-	(73,051)	145,416
Other liabilities (3)	-	-	388,268	-	388,268

Total liabilities	$-	$218,467	$39,869	$(73,051)	$185,285

(1) “Netting” amounts represent cash collateral of $156.4 million and $0.2 million as of December 31, 2014 and 2013, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(4) For the year ended December 31, 2014, the net embedded derivative liability position of $4,994 million includes $577 million of embedded derivatives in an asset position and $5,571 million of embedded derivatives in a liability position. For the year ended December 31, 2013, the net embedded derivative asset position of $348 million includes $1,228 million of embedded derivatives in an asset position and $880 million of embedded derivatives in a liability position.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities - The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds, and default rates. If the pricing information received from third party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2014 and 2013, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The Company conducts several specific price monitoring activities. Daily analyses identify price changes over pre-determined thresholds defined at the financial instrument level. Various pricing integrity reports are reviewed on a daily and monthly basis to determine if pricing is reflective of market activity or if it would warrant any adjustments. Other procedures performed include, but are not limited to, reviews of third-party pricing services methodologies, reviews of pricing trends, and back testing.

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using discounted cash flow models. These models primarily use observable inputs that include Treasury or similar base rates plus estimated credit spreads to value each security. The credit spreads are obtained through a survey of private market intermediaries who are active in both primary and secondary transactions, and consider, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Since most private placements are valued using standard market observable inputs and inputs derived from, or corroborated by, market observable data including observed prices and spreads for similar publicly traded or privately traded issues, they have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the price of a security, a Level 3 classification is made.

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

Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other long-term investments,” or as liabilities, within “Payables to parent and affiliates,” except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. For derivative positions included within Level 3 of the fair value hierarchy, liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of December 31, 2014 and 2013 there were no internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 10 for more details on the fair value of derivative instruments by primary underlying.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

Separate Account Assets - Separate account assets include fixed maturity securities, treasuries, equity securities, mutual funds, and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities,” “Equity Securities” and “Other Long-Term Investments.”

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

The Company also has an agreement with UPARC, an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 12). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative which is included in “Reinsurance recoverables”. The fair value of this embedded derivative is the present value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that is attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rates, estimated NPR of the counterparty, and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates.

Future Policy Benefits - The liability for future policy benefits is related to guarantees primarily associated with the optional living benefit features of certain variable annuity contracts, including GMAB, GMWB and GMIWB, accounted for as embedded derivatives. The fair values of the GMAB, GMWB, and GMIWB liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long term trend is observed in an interim period.

Transfers between Levels 1 and 2 - Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the quarter in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the year ended December 31, 2014, $884.0 million was transferred from Level 1 to Level 2. During the year ended December 31, 2013, $463 million was transferred from Level 2 to Level 1.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source - The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$23,712	$61,089	$84,801
Asset-backed securities	264	99,953	100,217
Equity securities	750	5,540	6,290
Other long-term investments	565	1,550	2,115
Reinsurance recoverables	4,897,545	-	4,897,545
Receivables from parents and affiliates	-	19,203	19,203

Subtotal excluding separate account assets	4,922,836	187,335	5,110,171

Separate account assets	84,111	218,813	302,924

Total assets	$5,006,947	$406,148	$5,413,095

Future policy benefits	$4,993,611	$-	$4,993,611

Total liabilities	$4,993,611	$-	$4,993,611

	As of December 31, 2013
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$15,100	$3,193	$18,293
Asset-backed securities	355	80,579	80,934
Short-term investments	18	-	18
Equity securities	569	2,731	3,300
Other long-term investments	-	1,168	1,168
Reinsurance recoverables	11,400	-	11,400
Receivables from parents and affiliates	-	4,121	4,121

Subtotal excluding separate account assets	27,442	91,792	119,234

Separate account assets	81,795	198,047	279,842

Total assets	$109,237	$289,839	$399,076

Future policy benefits	$(348,399)	$-	$(348,399)
Other liabilities	388,268	-	388,268

Total liabilities	$39,869	$-	$39,869

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$23,712	Discounted cash flow	Discount rate	10.00%	11.75%	10.52%	Decrease
		Market Comparables	EBITDA Multiples (2)	6.1X	6.1X	6.1X	Increase
Reinsurance recoverables - Living Benefits	$4,521,928	Fair values are determined in the same manner as future policy benefits.

Reinsurance recoverables - No Lapse Guarantee	$375,617	Discounted cash flow	Lapse rate (3)	0%	15%		Decrease

			NPR spread (4)	0%	1.30%		Decrease
			Mortality rate (5)	0%	11%		Decrease
			Premium Payment (6)	1X	3.75X		Decrease
Liabilities:

Future policy benefits (7)	$4,993,611	Discounted cash flow	Lapse rate (8)	0%	14%		Decrease

			NPR spread (4)	0%	1.30%		Decrease
			Utilization rate (9)	63%	96%		Increase
			Withdrawal rate (10)	74%	100%		Increase
			Mortality rate (11)	0%	14%		Decrease
			Equity Volatility curve	17%	28%		Increase

	As of December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$15,100	Discounted cash flow	Discount rate	8.28%	15.00%	10.61%	Decrease
		Market Comparable	EBITDA Multiples (2)	5.0X	7.0X	5.91X	Increase
		Liquidation	Liquidation value	11.61%	38.49%	31.83%	Increase
Reinsurance recoverables - No Lapse Guarantee	$11,400
Liabilities:

Future policy benefits (7)	$(348,399)	Discounted cash flow	Lapse rate (8)	0%	11%		Decrease

			NPR spread (4)	0.08%	1.09%		Decrease
			Utilization rate (9)	70%	94%		Increase
			Withdrawal rate (10)	86%	100%		Increase
			Mortality rate (11)	0%	13%		Decrease
			Equity Volatility curve	15%	28%		Increase
Other Liabilities	$388,268	Represents reinsurance of variable annuity living benefits in a liability position. Fair values are determined in the same manner as future policy benefits.

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	For universal life, lapse rates vary based on funding level and other factors. Rates are set to zero when the no lapse guarantee is fully funded and the cash value is zero.
(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company and its affiliates, as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(5)	Universal life mortality rates are adjusted based on underwriting information. A mortality improvement assumption is also incorporated into the projection.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

(6)	For universal life, premium payment assumptions vary by funding level. Some policies are assumed to pay the minimum premium required to maintain the no lapse guarantee. Other policies are assumed to pay a multiple of commissionable target premium levels (shown above and indicated as “X”). Policyholders are assumed to stop premium payments once the no lapse guarantee is fully funded.
(7)	Future policy benefits primarily represent general account liabilities for the optional living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(8)	Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(9)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status, and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal.
(10)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status, and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(11)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Future Policy Benefits – The Company expects efficient benefit utilization and withdrawal rates to generally be correlated with lapse rates. However, behavior is generally highly dependent on the facts and circumstances surrounding the individual contractholder, such as their liquidity needs or tax situation, which could drive lapse behavior independent of other contractholder behavior assumptions. To the extent more efficient contractholder behavior results in greater in-the-moneyness at the contract level, lapse rates may decline for those contracts. Similarly, to the extent that increases in equity volatility are correlated with overall declines in the capital markets, lapse rates may decline as contracts become more in-the-money.

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

Real Estate and Other Invested Assets – Separate account assets include $84.1 million and $81.8 million of investments in real estate as of December 31, 2014 and December 31, 2013, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. In general, these fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 10.00% (6.68% weighted average) as of December 31, 2014 and 5.00% to 10.00% (6.82% weighted average) as of December 31, 2013 and discount rates which ranged from 6.75% to 11.00% (7.66% weighted average) as of December 31, 2014 and 6.75% to 11.00% (7.90% weighted average) as of December 31, 2013.

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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness,

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid/ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For optional living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically performs baseline testing of contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

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

	Year Ended December 31, 2014
	Fixed Maturities Available For Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale	Short Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18,293	$80,934	$-	$2,731	$569	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	1,392	142	-	-	-	-
Asset management fees and other income	-	-	-	1,424	-	-
Included in other comprehensive income (loss)	(145)	(348)	(2)	-	246	-
Net investment income	72	80	-	-	-	-
Purchases	90,071	89,866	28,077	2,760	-	-
Sales	(13,837)	-	-	-	(65)	-
Issuances	-	-	-	-	-	-
Settlements	(9,156)	(48,836)	-	(1,375)	-	(18)
Transfers into Level 3 (2)	2,769	32,813	-	-	-	-
Transfers out of Level 3 (2)	(4,658)	(54,434)	(28,075)	-	-	-

Fair Value, end of period assets/(liabilities)	$84,801	$100,217	$-	$5,540	$750	$-

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(101)	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$1,426	$-	$-

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2014

	Other Long- term Investments	Reinsurance Recoverables (4)	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,168	$(376,868)	$4,121	$279,842	$348,399
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	168	4,683,691	-	6,445	(4,690,021)
Asset management fees and other income	(34)	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	4,331	-
Included in other comprehensive income (loss)	-	-	(121)	-	-
Net investment income	-	-	-	-	-
Purchases	398	590,722	18,648	114,615	-
Sales	-	-	-	(102,309)	-
Issuances	-	-	-	-	(651,989)
Settlements	(12)	-	-	-	-
Transfers into Level 3 (2)	427	-	1,985	-	-
Transfers out of Level 3 (2)	-	-	(5,430)	-	-

Fair Value, end of period assets/(liabilities)	$2,115	$4,897,545	$19,203	$302,924	$(4,993,611)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$168	$4,672,815	$-	$-	$(4,679,851)
Asset management fees and other income	$(34)	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$4,331	$-

	Year Ended December 31, 2013
	Fixed Maturities, Available for Sale

	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets - Equity Securities	Equity Securities, Available for Sale	Short Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$36,981	$108,727	$-	$3,277	$1,489	$-
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,177)	-	-	-	427	-
Asset management fees and other income	-	-	-	953	-	-
Included in other comprehensive income (loss)	(1,641)	(294)	(3)	-	71	-
Net investment income	90	257	-	-	-	-
Purchases	14,996	33,078	12,524	380	65	-
Sales	(2,329)	(1)	-	(1,499)	(1,483)	-
Issuances	-	-	-	-	-	-
Settlements	(22,446)	(23,098)	(3,434)	(380)	-	-
Transfers into Level 3 (2)	112	-	-	-	-	18
Transfers out of Level 3 (2)	(6,293)	(35,239)	(9,087)	-	-	-
Other (4)	-	(2,496)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$18,293	$80,934	$-	$2,731	$569	$18

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(1,648)	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$869	$-	$-

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2013

	Other Long- term Investments	Receivables from Parents and Affiliates	Separate Account Assets (1)	Reinsurance Recoverables	Future Policy Benefits	Other Liabilities
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$988	$1,995	$248,255	$-	$(1,417,891)	$1,287,157
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(232)	-	1,966	11,400	2,342,621	(2,210,096)
Asset management fees and other income	144	-	-	-	-	-
Interest credited to policyholders’ account balances	-	-	18,978	-	-	-
Included in other comprehensive income (loss)	-	(25)	-	-	-	-
Net investment income	-	-	-	-	-	-
Purchases	268	5,147	80,302	-	-	534,671
Sales	-	(3,495)	(69,659)	-	-	-
Issuances	-	-	-	-	(576,331)	-
Settlements	-	-	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-	-
Transfers out of Level 3 (2)	-	(1,997)	-	-	-	-
Other (4)	-	2,496	-	-

Fair Value, end of period assets/(liabilities)	$1,168	$4,121	$279,842	$11,400	$348,399	$(388,268)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	-	$-	$11,400	$2,318,266	$(2,188,291)
Asset management fees and other income	$122	-	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	-	$18,978	$-	$-	$-

	Year Ended December 31, 2012
	Fixed Maturities, Available for Sale

	U.S. Treasury Securities	Corporate Securities	Asset- Backed Securities	Commercial Mortgage- Backed Securities	Other Trading Account Assets- Equity Securities	Equity Securities, Available for Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$4,696	$23,720	$62,429	$-	$3,362	$2,652
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	(3,454)	687	-	-	(1,423)
Asset management fees and other income	-	-	-	-	(35)	-
Included in other comprehensive income (loss)	4	4,070	2,840	(65)	-	264
Net investment income	-	101	364	3	-	-
Purchases	-	8,714	62,524	-	-	-
Sales	-	(89)	-	-	-	-
Issuances	-	-	-	-	-	-
Settlements	-	(8,656)	(14,566)	(2,496)	(50)	-
Transfers into Level 3 (2)	-	23,995	5,702	5,246	-	-
Transfers out of Level 3 (2)	-	(16,120)	(11,253)	(2,688)	-	(4)
Other (4)	(4,700)	4,700	-	-	-	-

Fair Value, end of period assets/(liabilities)	$-	$36,981	$108,727	$-	$3,277	$1,489

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$-	$(35)	$-

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2012

	Other Long- term investments	Reinsurance Recoverables	Receivables from Parents and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$686	$868,824	$-	$222,323	$(912,986)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(4,659)	2,937	-	(1,476)	(61,390)
Asset management fees and other income	(7)	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	12,377	-
Included in other comprehensive income (loss)	-	-	(5)	-	-
Net investment income	-	-	-	-	-
Purchases	4,966	415,396	2,000	94,515	-
Sales	-	-	-	(79,484)	-
Issuances	-	-	-	-	(443,515)
Settlements	2	-	-	-	-
Transfers into Level 3 (2)	-	-	-	-	-
Transfers out of Level 3 (2)	-	-	-	-	-

Fair Value, end of period assets/(liabilities)	$988	$1,287,157	$1,995	$248,255	$(1,417,891)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(4,549)	$17,516	$-	$-	$(76,581)
Asset management fees and other income	$(7)	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$12,377	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Consolidated Statement of Financial Position.
(2)	Transfers into or out of Level 3 are reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Reinsurance of variable annuity living benefit features that were classified as “Other Liabilities” at 2013 and were reclassified to “Reinsurance Recoverables” at 2014 as they were in a net asset position.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Consolidated Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value.

	December 31, 2014

	Fair Value				Carrying Amount (1)

	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$8,486	$1,775,949	$1,784,435	$1,681,553
Policy loans	-	-	1,123,912	1,123,912	1,123,912
Other long term investments	-	-	11,085	11,085	10,168
Cash and cash equivalents	53,476	93,633	-	147,109	147,109
Accrued investment income	-	90,506	-	90,506	90,506
Receivables from parents and affiliates	-	70,668	-	70,668	70,689
Other assets	-	24,126	-	24,126	24,126

Total assets	$53,476	$287,419	$2,910,946	$3,251,841	$3,148,063

Liabilities:
Policyholders’ account balances - investment contracts	$-	$929,694	$40,063	$969,757	$976,190
Cash collateral for loaned securities	-	65,418	-	65,418	65,418
Securities sold under agreement to repurchase	-	-	-	-	-
Short-term debt	-	429,903	-	429,903	423,000
Long-term debt	-	1,321,501	-	1,321,501	1,288,000
Payables to parent and affiliates	-	53,027	-	53,027	53,027
Other liabilities	-	315,736	-	315,736	315,736

Total liabilities	$-	$3,115,279	$40,063	$3,155,342	$3,121,371

	December 31, 2013

	Fair Value				Carrying Amount (1)

	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$7,827	$1,604,247	$1,612,074	$1,532,165
Policy loans	-	-	1,086,772	1,086,772	1,086,772
Other long term investments	-	-	4,751	4,751	4,268
Cash and cash equivalents	45,317	56,139	-	101,456	101,456
Accrued investment income	-	89,465	-	89,465	89,465
Receivables from parents and affiliates	-	87,849	-	87,849	87,481
Other assets	-	34,060	-	34,060	34,060

Total assets	$45,317	$275,340	$2,695,770	$3,016,427	$2,935,667

Liabilities:
Policyholders’ account balances - investment contracts	$-	$851,607	$40,451	$892,058	$901,860
Cash collateral for loaned securities	-	84,867	-	84,867	84,867
Short-term debt	-	275,268	-	275,268	274,900
Long-term debt	-	1,644,827	-	1,644,827	1,592,000
Payables to parent and affiliates	-	45,649	-	45,649	45,649
Other liabilities	-	270,339	-	270,339	270,339

Total liabilities	$-	$3,172,557	$40,451	$3,213,008	$3,169,615

(1)	Carrying values presented herein differ from those in the Company’s Consolidated Statement of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Policy Loans

During the fourth quarter of 2013, the Company changed the valuation technique used to fair value policy loans. For the periods ended December 31, 2014 and 2013, the fair value of policy loans was determined by discounting expected cash flows at the current loan coupon rate. As a result the carrying value of the policy loans approximates the fair value for both the years ended December 31, 2014 and 2013. Prior to this change, the fair value of U.S. insurance policy loans was calculated by discounting expected cash flows based upon current U.S. Treasury rates and historical loan repayment patterns.

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of December 31, 2014 and 2013.

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

10.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

Interest Rate Contracts

Interest rate swaps are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities (including duration mismatches) and to hedge against changes in the value of assets it owns or anticipates acquiring or selling. Swaps may be attributed to specific assets or liabilities or may be used on a portfolio basis. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount. Generally, no cash is exchanged at the outset of the contract and no principal payments are made by either party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty at each due date.

Equity Contracts

Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range.

Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and LIBOR based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

Foreign Exchange Contracts

Currency derivatives, including currency swaps and forwards, are used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

Under currency forwards, the Company agrees with counterparties to deliver a specified amount of an identified currency at a specified future date. Typically, the price is agreed upon at the time of the contract and payment for such a contract is made at the specified future date. The Company executes forward sales of the hedged currency in exchange for U.S. dollars at a specified exchange rate. The maturities of these forwards correspond with the future periods in which the non-U.S. dollar-denominated earnings are expected to be generated. These earnings hedges do not qualify for hedge accounting.

Under currency swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between one currency and another at an exchange rate and calculated by reference to an agreed principal amount. Generally, the principal amount of each currency is exchanged at the beginning and termination of the currency swap by each party. These transactions are entered into pursuant to master agreements that provide for a single net payment to be made by one counterparty for payments made in the same currency at each due date.

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

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Reinsurance Ltd., or “Pruco Re”. Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. The embedded derivatives are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 9.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

The table below provides a summary of the gross notional amount and fair value of derivatives contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

	December 31, 2014			December 31, 2013
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities

	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$291,100	$14,733	$(3,008)	$249,601	$6,304	$(11,583)

Total Qualifying Hedges	$291,100	$14,733	$(3,008)	$249,601	$6,304	$(11,583)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,184,400	$192,181	$(20,574)	$2,434,400	$47,475	$(185,222)

Currency
Forwards	1,025	40	-	507	2	-
Credit
Credit Default Swaps	12,275	150	(513)	14,275	15	(862)
Currency/Interest Rate
Currency Swaps	101,653	6,677	(712)	69,450	211	(3,325)
Equity
Total Return Swaps	577,054	2,405	(19,670)	332,000	-	(8,057)
Equity Options	39,735,182	26,932	(14,210)	40,739,168	19,639	(9,418)

Total Non-Qualifying Hedges	43,611,589	228,385	(55,679)	43,589,800	67,342	(206,884)

Total Derivatives (1)	$43,902,689	$243,118	$(58,687)	$43,839,401	$73,646	$(218,467)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of the embedded derivatives related to living benefit feature was a liability of $4,994 million and an asset of $348 million as of December 31, 2014 and December 31, 2013, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re was an asset of $4,522 million and a liability of $388 million as of December 31, 2014 and December 31, 2013, respectively, included in “Reinsurance Recoverables” and “Other Liabilities,” respectively. The fair value of the embedded derivative related to the no-lapse guarantee with UPARC was an asset of $376 million and $11 million as of December 31, 2014 and December 31, 2013, respectively, included in “Reinsurance Recoverables.” See Note 12 for additional information on the agreement.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$242,523	$(215,066)	$27,457	$(7,194)	$20,263
Securities purchased under agreement to resell	93,633	-	93,633	(93,633)	-

Total Assets	$336,156	$(215,066)	$121,090	$(100,827)	$20,263

Offsetting of Financial Liabilities:
Derivatives(1)	$58,687	$(58,687)	$-	$-	$-
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$58,687	$(58,687)	$-	$-	$-

	December 31, 2013
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives(1)	$73,219	$(73,219)	$-	$-	$-
Securities purchased under agreement to resell	56,139	-	56,139	(56,139)	-

Total Assets	$129,358	$(73,219)	$56,139	$(56,139)	$-

Offsetting of Financial Liabilities:
Derivatives(1)	$218,467	$(73,051)	$145,416	$(136,593)	$8,823
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$218,467	$(73,051)	$145,416	$(136,593)	$8,823

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Year Ended December 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss)(1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$1,027	$908	$16,286

Total cash flow hedges	-	1,027	908	16,286

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	350,946	-	-	-
Currency	86	-	-	-
Currency/Interest Rate	14,344	-	126	-
Credit	2	-	-	-
Equity	(65,424)	-	-	-
Embedded Derivatives	(209,398)	-	-	-

Total non-qualifying hedges	90,556	-	126	-

Total	$90,556	$1,027	$1,034	$16,286

	Year Ended December 31, 2013
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss)(1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$1,029	$(794)	$(4,848)

Total cash flow hedges	-	1,029	(794)	(4,848)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	(191,954)	-	-	-
Currency	51	-	-	-
Currency/Interest Rate	(3,450)	-	(17)	-
Credit	(1,106)	-	-	-
Equity	(130,714)	-	-	-
Embedded Derivatives	274,374	-	-	-

Total non-qualifying hedges	(52,799)	-	-	-

Total	$(52,799)	$1,029	$(811)	$(4,848)

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2012
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss)(1)
	(in thousands)
Derivatives Designated as Hedging Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$707	$46	$(2,376)

Total cash flow hedges	-	707	46	(2,376)

Derivatives Not Qualifying as Hedging Instruments:
Interest Rate	1,309	-	-	-
Currency	(147)	-	-	-
Currency/Interest Rate	(866)	-	(6)	-
Credit	(763)	-	-	-
Equity	(69,527)	-	-	-
Embedded Derivatives	(116,431)	-	-	-

Total non-qualifying hedges	(186,425)	-	(6)	-

Total	$(186,425)	$707	$40	$(2,376)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the years ended December 31, 2014, 2013 and 2012, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2011	$2,523
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2012	(622)
Amount reclassified into current period earnings	(1,754)

Balance, December 31, 2012	147
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2013	(4,519)
Amount reclassified into current period earnings	(329)

Balance, December 31, 2013	(4,701)
Net deferred gains (losses) on cash flow hedges from January 1 to December 31, 2014	22,880
Amount reclassified into current period earnings	(6,594)

Balance, December 31, 2014	$11,585

As of December 31, 2014 and 2013, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Consolidated Statements of Equity.

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of December 31, 2014 and December 31, 2013.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of December 31, 2014 and December 31, 2013, the Company had $12 million and $14 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by our counterparty to financial derivative transactions.

The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral, such as cash and securities, when appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

11. COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of December 31, 2014, the outstanding balance on this commitment was $37 million. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of December 31, 2014, $68 million of this commitment was outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of December 31, 2014, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

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

The New York Attorney General has subpoenaed the Company, along with other companies, regarding its unclaimed property procedures and may ultimately seek remediation and other relief, including damages. Additionally, the New York Office of Unclaimed Funds is conducting an audit of the Company’s compliance with New York’s unclaimed property laws.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $1 million for each of the years ended December 31, 2014, 2013 and 2012. The expense charged to the Company for the deferred compensation program was $7 million, $7 million and $6 million for the years ended December 31, 2014, 2013 and 2012; respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $20 million, $22 million and $18 million for the years ended December 31, 2014, 2013 and 2012; respectively.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $9 million, $8 million and $8 million for both the years ended December 31, 2014, 2013 and 2012; respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $862 million, $877 million, and $1,222 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,812 million at December 31, 2014 and $2,595 million at December 31, 2013. Fees related to these COLI policies were $45 million, $42 million and $35 million for the years ended December 31, 2014, 2013 and 2012; respectively. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.

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

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses).” The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company has also entered into an agreement with UPARC to reinsure a portion of the no-lapse guarantee provision on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 10 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company’s Consolidated Statements of Financial Position as of December 31, were as follows:

	December 31, 2014	December 31, 2013
	(in thousands)

Reinsurance recoverable	$20,594,371	$13,614,964
Policy loans	(69,501)	(64,720)
Deferred policy acquisition costs	(1,709,625)	(1,627,838)
Other assets	39,458	42,895
Policyholders’ account balances	4,827,071	4,681,356
Future policy benefits and other policyholder liabilities	2,193,735	1,359,340
Other liabilities (reinsurance payables) (1)	433,627	618,781

(1)	December 31, 2013 includes $388 million reclassed from reinsurance recoverables to other liabilities.

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty is broken out below.

	December 31, 2014	December 31, 2013
	(in thousands)
UPARC	$407,209	$44,835
PAR U	9,147,870	8,091,714
PURC	1,564,913	897,323
PARCC	2,499,567	2,411,157
PAR Term	1,001,181	816,787
Term Re	97,099	-
Prudential Insurance	188,466	190,035
Pruco Re (1)	4,522,665	642
Prudential of Taiwan	1,157,881	1,157,639
Unaffiliated	7,520	4,832

Total Reinsurance Recoverables	$20,594,371	$13,614,964

(1)	December 31, 2013 excludes $388 million reclassed from reinsurance recoverable to other liabilities.

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) at December 31, were as follows:

	2014	2013	2012
	(in thousands)
Premiums:
Direct	$1,408,833	$1,319,390	$1,221,990
Assumed	-	-	-
Ceded	(1,342,627)	(1,262,539)	(1,153,854)

Net Premiums	66,206	56,851	68,136

Policy charges and fee income:
Direct	2,763,536	2,356,617	2,048,167
Assumed	477,921	294,689	-
Ceded	(1,166,605)	(770,381)	(513,404)

Net policy charges and fee income:	2,074,852	1,880,925	1,534,763

Net investment income
Direct	406,620	421,107	419,010
Assumed	1,362	1,288	-
Ceded	(3,964)	(3,384)	(1,500)

Net investment income	404,018	419,011	417,510

Net other income:
Direct	49,891	51,268	43,710
Assumed & Ceded	7,936	(31,119)	30,303

Net other income	57,827	20,149	74,013

Interest credited to policyholders’ account balances:
Direct	459,982	118,714	217,982
Assumed	117,725	146,011	-
Ceded	(209,392)	(218,988)	(51,990)

Net interest credited to policyholders’ account balances	368,315	45,737	165,992

Policyholders’ benefits (including change in reserves):
Direct	1,824,994	1,504,351	1,666,651
Assumed	792,616	76,425	-
Ceded	(2,273,896)	(1,401,852)	(1,313,157)

Net policyholders’ benefits (including change in reserves)	343,714	178,924	353,494

Net reinsurance expense allowances, net of capitalization and amortization	(266,048)	(143,100)	(204,225)
Realized investment gains (losses) net:
Direct	(4,375,107)	2,045,435	(102,605)
Assumed	-	-	-
Ceded	4,489,174	(2,058,885)	(53,842)

Realized investment gains (losses) net	$114,067	$(13,450)	$(156,447)

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2014	2013	2012
	(in thousands)
Direct gross life insurance face amount in force	$709,800,479	$661,834,408	$612,238,145
Assumed gross life insurance face amount in force	44,519,176	44,691,950	-
Reinsurance ceded	(694,659,804)	(650,340,432)	(557,559,303)

Net life insurance face amount in force	$59,659,851	$56,185,926	$54,678,842

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

PAR U

Effective July 1, 2011, the Company, excluding its subsidiaries, entered into an automatic coinsurance agreement with PAR U to reinsure an amount equal to 70% of all the risks associated with its Universal Protector policies having no lapse guarantees as well as its Universal Plus policies, with effective dates prior to January 1, 2011. During the first quarter of 2013, the agreement between the Company, excluding its subsidiaries, and PAR U was amended to revise language relating to the consideration due to PAR U.

Effective July 1, 2012, the Company’s wholly owned subsidiary, PLNJ, entered into an automatic coinsurance agreement with PAR U to reinsure an amount equal to 95% of all the risks associated with its universal life policies. During the fourth quarter of 2012, the agreement between PLNJ and PAR U was amended to revise language relating to the consideration due to PAR U.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

PURC

The Company, excluding its subsidiaries, reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no lapse guarantees as well as its Universal Plus policies, with effective dates from January 1, 2011 through December 31, 2012 with PURC pursuant to the PURC Novated Coinsurance Agreement (as defined in “PARU” above).

Effective January 1, 2014, the Company, excluding its subsidiaries, entered into an automatic coinsurance agreement with PURC to reinsure an amount equal to 95% of all the risks associated with its Universal Protector policies having no lapse guarantees, as well as its Universal Plus policies, with effective dates on or after January 1, 2014.

Effective July 1, 2014, the agreement between the Company, excluding its subsidiaries, and PURC was amended to reinsure policies with effective dates from January 1, 2013 through December 31, 2013. Under the amended agreement, PURC reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no lapse guarantees as well as its Universal Plus policies, in addition to policies initially covered by the PURC Novated Coinsurance Agreement.

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

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $364 million, $311 million, and $227 million for the years ended December 31, 2014, 2013, and 2012, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $12 million, $11 million, and $11 million for the years ended December 31, 2014, 2013, and 2012, respectively. These revenues are recorded as “Asset administration fees” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement was $15 million for the years ended December 31, 2014, 2013, and 2012. These expenses are recorded as “Net Investment Income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in-capital (“APIC”) and Realized investment gain (loss), respectively. The table below shows affiliated asset trades as of December 31, 2013 and 2014.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/ (Loss)	Derivative Gain/ (Loss)
				(in millions)
Prudential Insurance	Jan-13	Transfer In	Fixed Maturities	$126	$108	$(12)	$-	$-
PAR U	Jan-13	Transfer Out	Fixed Maturities	126	108	-	18	-
Prudential Insurance	Jan-13	Transfer In	Fixed Maturities, Commercial Mortgages, Short-term Investments, & Trading Account Assets	4,825	4,825	(1)	-	-
PAR U	Jan-13	Transfer Out	Fixed Maturities, Commercial Mortgages, Short-term Investments, & Trading Account Assets	4,826	4,821	-	5	-
UPARC	Feb-13	Transfer In	Fixed Maturities	56	52	-	-	-
PAR U	Feb-13	Transfer Out	Fixed Maturities	132	122	-	10	-
Prudential Insurance	Mar-13	Purchased	Fixed Maturities	47	44	(2)	-	-
Prudential Insurance	Sep-13	Sale	Commercial Mortgages	2	2	1	-	-
Prudential Financial	Sep-13	Transfer Out	Fixed Maturities	25	25	(1)	-	-
UPARC	Sep-13	Transfer In	Fixed Maturities & Private Equity	192	189	-	-	3
PARU	Sep-13	Transfer Out	Fixed Maturities, Commercial Mortgages, & Private Equity	704	694	-	10	(15)
Prudential Insurance	Mar-14	Purchased	Fixed Maturities	13	13	-	-	-
Prudential Financial	Sep-14	Transfer In	Fixed Maturities & Private Equity	81	77	3	-	-
Prudential Financial	Sep-14	Transfer Out	Fixed Maturities	142	136	(4)	-	-
PURC	Sep-14	Transfer Out	Fixed Maturities, Commercial Mortgages, & Private Equity	178	172	-	6	(8)
PALAC	Oct-14	Purchased	Fixed Maturities	10	9	-	(1)	-
Prudential Insurance	Dec-14	Purchased	Fixed Maturities, Commercial Mortgages, & Private Equity	122	102	(13)	-	-
PURC	Dec-14	Purchased	JV/LP Investment	3	3	-	-	-

Pruco Life Insurance Company

Notes to Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs.

The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - December 31, 2014	Amount of Notes - December 31, 2013	Interest Rate	Date of Maturity
		(in thousands)
Prudential Financial	11/15/2010	$-	$66,000	3.01%	11/13/2015
Prudential Financial	6/20/2011	50,000	150,000	2.17% - 3.17%	6/2014 - 6/2016
Prudential Financial	12/15/2011	11,000	159,000	2.99% - 3.61%	12/2014 - 12/2016
Prudential Financial	12/16/2011	22,000	33,000	2.99% - 3.61%	12/2014 - 12/2016
Prudential Financial	12/20/2012	-	88,000	1.37%	12/15/2015
Prudential Insurance	12/20/2010	204,000	204,000	3.47%	12/21/2015
Washington Street Investment	6/20/2012	237,000	316,000	2.06% - 3.02%	6/2014 - 6/2017
Washington Street Investment	12/17/2012	198,000	264,000	1.12% - 1.87%	12/2014 - 12/2017
Washington Street Investment	12/17/2012	39,000	52,000	1.21% - 1.87%	12/2014 - 12/2017
Prudential Financial	11/15/2013	9,000	9,000	2.24%	12/15/2018
Prudential Financial	11/15/2013	23,000	23,000	3.19%	12/15/2020
Prudential Insurance	12/6/2013	120,000	120,000	2.60%	12/15/2018
Prudential Insurance	12/6/2013	130,000	130,000	4.39%	12/15/2023
Prudential Insurance	12/6/2013	250,000	250,000	3.64%	12/15/2020
Pru Funding, LLC	12/31/2013	-	2,900	0.23%	1/7/2014
Prudential Insurance	9/25/2014	30,000	-	1.89%	6/20/2017
Prudential Insurance	9/25/2014	40,000	-	3.95%	6/20/2024
Prudential Insurance	9/25/2014	20,000	-	2.80%	6/20/2019
Prudential Insurance	9/25/2014	50,000	-	3.95%	6/20/2024
Prudential Insurance	9/25/2014	50,000	-	2.80%	6/20/2019
Prudential Insurance	9/25/2014	100,000	-	3.47%	6/20/2021
Prudential Insurance	9/25/2014	100,000	-	3.95%	6/20/2024
Prudential Financial	12/15/2014	5,000	-	2.57%	12/15/2019
Prudential Financial	12/15/2014	23,000	-	3.14%	12/15/2021

Total Loans Payable to Affiliates		$1,711,000	$1,866,900

The total interest expense to the Company related to loans payable to affiliates was $52.3 million, $40.2 million, and $43.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Contributed Capital and Dividends

In June and December of 2014 the Company paid dividends in the amounts of $338 million and $410 million respectively to Prudential Insurance. In July and December of 2013 the Company paid dividends in the amounts of $155 million and $268 million respectively to Prudential Insurance.

13.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 are summarized in the table below:

	March 31	June 30	September 30	December 31

	(in thousands)

2014
Total revenues	$815,709	$782,985	$687,949	$807,454
Total benefits and expenses	469,135	483,283	512,624	702,879
Income (loss) from operations before income taxes	346,574	299,702	175,325	104,575
Net income (loss)	$279,170	$249,068	$172,179	$85,386

2013
Total revenues	$690,333	$656,314	$681,086	$668,041
Total benefits and expenses	235,444	229,901	(178,013)	303,812
Income (loss) from operations before income taxes	454,889	426,413	859,099	364,229
Net income (loss)	$347,055	$311,997	$577,646	$301,512