Form 10-Q
period 2015-03-31
PRUCO LIFE INSURANCE CO
filed 2015-05-14
CIK 777917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding.

Pruco Life Insurance Company meets the conditions set

forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and

is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS

Certain of the statements included in this Quarterly Report on Form 10-Q including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) any inability to access our credit facilities; (6) reestimates of our reserves for future policy benefits and claims; (7) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (8) changes in our assumptions related to deferred policy acquisition costs; (9) changes in our financial strength or credit ratings; (10) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (11) investment losses, defaults and counterparty non-performance; (12) competition in our product lines and for personnel; (13) difficulties in marketing and distributing products through current or future distribution channels; (14) changes in tax law; (15) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act; (16) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (17) adverse determinations in litigation or regulatory matters and our exposure to contingent liabilities; (18) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (19) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (20) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; and (21) changes in statutory or accounting principles generally accepted in the United States of America (“U.S. GAAP”), practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for discussion of certain risks relating to our business and investment in our securities.

Part I—Financial Information

Item 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Financial Position

As of March 31, 2015 and December 31, 2014 (in thousands, except share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015 – $6,065,804; 2014 – $5,866,873)	$6,460,973	$6,194,564
Equity securities, available-for-sale, at fair value (cost: 2015 – $33,890; 2014 – $28,881)	34,844	29,500
Trading account assets, at fair value	60,384	49,661
Policy loans	1,127,936	1,123,912
Short-term investments	215,653	121,272
Commercial mortgage and other loans	1,726,582	1,681,553
Other long-term investments	294,287	298,143

Total investments	9,920,659	9,498,605
Cash and cash equivalents	408,321	214,952
Deferred policy acquisition costs	4,888,010	5,066,855
Accrued investment income	92,881	90,506
Reinsurance recoverables	22,057,381	20,594,371
Receivables from parent and affiliates	285,834	261,915
Deferred sales inducements	772,031	836,791
Other assets	92,462	83,417
Separate account assets	112,173,480	109,194,192

TOTAL ASSETS	$150,691,059	$145,841,604

LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$15,446,787	$15,250,055
Future policy benefits and other policyholder liabilities	15,373,608	13,915,330
Cash collateral for loaned securities	91,015	65,418
Income taxes	252,089	256,168
Short-term debt to affiliates	429,804	423,000
Long-term debt to affiliates	1,288,000	1,288,000
Payables to parent and affiliates	67,114	66,581
Other liabilities	891,314	828,875
Separate account liabilities	112,173,480	109,194,192

TOTAL LIABILITIES	146,013,211	141,287,619

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)

EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	780,373	792,153
Retained earnings	3,664,871	3,580,641
Accumulated other comprehensive income	230,104	178,691

TOTAL EQUITY	4,677,848	4,553,985

TOTAL LIABILITIES AND EQUITY	$150,691,059	$145,841,604

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2015 and 2014 (in thousands)

	Three Months Ended March 31,
	2015	2014
REVENUES
Premiums	$15,637	$15,245
Policy charges and fee income	540,765	513,625
Net investment income	103,420	98,477
Asset administration fees	98,687	89,424
Other income	17,217	13,407
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(33)	-
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	22	-
Other realized investment gains (losses), net	59,036	85,531

Total realized investment gains (losses), net	59,025	85,531

TOTAL REVENUES	834,751	815,709

BENEFITS AND EXPENSES
Policyholders’ benefits	58,401	85,035
Interest credited to policyholders’ account balances	117,477	79,803
Amortization of deferred policy acquisition costs	302,751	62,236
General, administrative and other expenses	258,546	242,061

TOTAL BENEFITS AND EXPENSES	737,175	469,135

INCOME FROM OPERATIONS BEFORE INCOME TAXES	97,576	346,574

Income tax expense	13,346	67,404

NET INCOME	$84,230	$279,170

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(520)	(2)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	81,731	92,374
Reclassification adjustment for (gains) losses included in net income	(2,114)	(1,272)

Net unrealized investment gains (losses)	79,617	91,102

Other comprehensive income (loss), before tax	79,097	91,100

Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(182)	(1)
Net unrealized investment gains (losses)	27,866	31,886

Total	27,684	31,885
Other comprehensive income (loss), net of tax	51,413	59,215

COMPREHENSIVE INCOME	$135,643	$338,385

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Equity

Three Months Ended March 31, 2015 and 2014 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,500	$792,153	$3,580,641	$178,691	$4,553,985
Contributed (distributed) capital-parent/child asset transfers	-	(11,780)	-	-	(11,780)
Comprehensive income:
Net income	-	-	84,230	-	84,230
Other comprehensive income (loss), net of tax	-	-	-	51,413	51,413

Total comprehensive income					135,643

Balance, March 31, 2015	$2,500	$780,373	$3,664,871	$230,104	$4,677,848

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2013	$2,500	$804,237	$3,542,838	$56,646	$4,406,221
Contributed (distributed) capital-parent/child asset transfers	-	130	-	-	130
Comprehensive income:
Net income	-	-	279,170	-	279,170
Other comprehensive income (loss), net of tax	-	-	-	59,215	59,215

Total comprehensive income					338,385

Balance, March 31, 2014	$2,500	$804,367	$3,822,008	$115,861	$4,744,736

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Unaudited Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014 (in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,230	$279,170
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(10,057)	(28,553)
Interest credited to policyholders’ account balances	117,477	79,803
Realized investment (gains) losses, net	(59,025)	(85,531)
Amortization and other non-cash items	(19,863)	(16,334)
Change in:
Future policy benefits and other insurance liabilities	401,279	354,670
Reinsurance recoverables	(411,861)	(344,170)
Accrued investment income	(2,374)	1,564
Net payable to/receivable from parent and affiliates	(35,906)	(14,694)
Deferred policy acquisition costs	156,424	(77,840)
Income taxes	(25,420)	209
Deferred sales inducements	(2,002)	(2,696)
Derivatives, net	151,514	(3,328)
Other, net	(21,814)	(8,447)

Cash flows from operating activities	$322,602	$133,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$229,453	$227,505
Short-term investments	145,309	48,826
Policy loans	31,243	27,395
Ceded policy loans	(1,868)	(1,394)
Commercial mortgage and other loans	8,346	10,051
Other long-term investments	1,697	854
Equity securities, available-for-sale	11	-
Trading account assets, at fair value	1,500	-
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(366,407)	(371,235)
Short-term investments	(239,688)	(89,268)
Policy loans	(24,773)	(27,810)
Ceded policy loans	2,909	2,360
Commercial mortgage and other loans	(54,315)	(19,252)
Other long-term investments	(10,234)	(10,716)
Equity securities, available-for-sale	(5,010)	(10,010)
Trading account assets, at fair value	(12,001)	(8,800)
Notes receivable from parent and affiliates, net	11,784	17,191
Derivatives, net	(4,150)	(9,855)
Other, net	2,827	2,121

Cash flows used in investing activities	$(283,367)	$(212,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$829,044	$650,604
Ceded policyholders’ account deposits	(258,767)	(137,617)
Policyholders’ account withdrawals	(455,336)	(421,129)
Ceded policyholders’ account withdrawals	10,218	7,920
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	25,596	13,744
Contributed (Distributed) capital - parent/child asset transfers	(18,123)	130
Net change in financing arrangements (maturities 90 days or less)	6,804	(2,900)
Drafts outstanding	14,698	28,514

Cash flows from financing activities	$154,134	$139,266

NET INCREASE IN CASH AND CASH EQUIVALENTS	193,369	61,052
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	214,952	307,243

CASH AND CASH EQUIVALENTS, END OF PERIOD	$408,321	$368,295

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company is a wholly owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”) which in turn is a direct wholly owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). Pruco Life Insurance Company is a stock life insurance company organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam and in all States except New York, and sells such products primarily through affiliated and unaffiliated distributors.

Pruco Life Insurance Company has two subsidiaries, including one wholly owned insurance subsidiary, Pruco Life Insurance Company of New Jersey (“PLNJ”) and one subsidiary formed in 2009 for the purpose of holding certain commercial loan investments. Pruco Life Insurance Company and its subsidiaries are together referred to as the “Company” and all financial information is shown on a consolidated basis.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

This section supplements, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Adoption of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance regarding investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the guidance, an entity is permitted to make an accounting policy election to amortize the initial cost of its investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the statement of operations as a component of income tax expense (benefit) if certain conditions are met. The new guidance became effective for annual periods and interim reporting periods within those annual periods that began after December 15, 2014. The Company did not elect the proportional amortization method under this guidance.

In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014 and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

In August 2014, the FASB issued guidance requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014 and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

Future Adoption of New Accounting Pronouncements

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

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$87,480	$10,175	$-	$97,655	$-
Obligations of U.S. states and their political subdivisions	375,937	20,896	270	396,563	-
Foreign government bonds	53,808	4,904	124	58,588	-
Public utilities	713,079	80,872	3,135	790,816	-
Redeemable preferred stock	5,058	1,434	145	6,347	-
All other corporate securities	3,781,661	267,466	27,739	4,021,388	(246)
Asset-backed securities (1)	467,024	8,609	695	474,938	(3,478)
Commercial mortgage-backed securities	458,494	21,899	207	480,186	-
Residential mortgage-backed securities (2)	123,263	11,254	25	134,492	(800)

Total fixed maturities, available-for-sale	$6,065,804	$427,509	$32,340	$6,460,973	$(4,524)

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Equity securities, available-for-sale
Common Stocks:
Public utilities	$66	$17	$-	$83
Industrial, miscellaneous & other	4	142	-	146
Mutual funds	33,480	1,116	595	34,001
Non-redeemable preferred stocks	340	274	-	614

Total equity securities, available-for-sale	$33,890	$1,549	$595	$34,844

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $10 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$83,372	$8,711	$1	$92,082	$-
Obligations of U.S. states and their political subdivisions	310,518	15,323	187	325,654	-
Foreign government bonds	35,228	3,284	14	38,498	-
Public utilities	683,652	62,060	3,288	742,424	-
Redeemable preferred stock	3,185	763	137	3,811	-
All other corporate securities	3,743,804	227,939	20,820	3,950,923	(247)
Asset-backed securities (1)	395,180	8,281	1,210	402,251	(3,531)
Commercial mortgage-backed securities	482,769	17,978	1,868	498,879	-
Residential mortgage-backed securities (2)	129,165	10,902	25	140,042	(836)

Total fixed maturities, available-for-sale	$5,866,873	$355,241	$27,550	$6,194,564	$(4,614)

Equity securities, available-for-sale
Common Stocks:
Public utilities	$66	$23	$-	$89
Industrial, miscellaneous & other	5	173	-	178
Mutual funds	28,470	468	295	28,643
Non-redeemable preferred stocks	340	250	-	590

Total equity securities, available-for-sale	$28,881	$914	$295	$29,500

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.
(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.
(3)	Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $10 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2015, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$362,176	$371,147
Due after one year through five years	1,115,699	1,192,099
Due after five years through ten years	1,185,249	1,232,056
Due after ten years	2,353,899	2,576,055
Asset-backed securities	467,024	474,938
Commercial mortgage-backed securities	458,494	480,186
Residential mortgage-backed securities	123,263	134,492

Total	$6,065,804	$6,460,973

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$88,320	$39,886
Proceeds from maturities/repayments	151,823	182,019
Gross investment gains from sales, prepayments and maturities	2,517	1,679
Gross investment losses from sales and maturities	(391)	(407)
Equity securities, available-for-sale
Proceeds from sales	$-	$-
Proceeds from maturities/repayments	-	-
Gross investment gains from sales	-	-
Gross investment losses from sales	-	-
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(12)	$-
Writedowns for impairments on equity securities	-	-

(1)	Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, a portion of certain OTTI losses on debt securities is recognized in Other comprehensive income (loss) (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$8,729	$14,660
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(64)	(4,469)
Additional credit loss impairments recognized in the current period on securities previously impaired	12	-
Increases due to the passage of time on previously recorded credit losses	37	101
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(86)	(120)

Balance, end of period	$8,628	$10,172

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$43,509	$42,015	$43,490	$44,121
Equity securities	14,761	18,369	3,447	5,540

Total trading account assets	$58,270	$60,384	$46,937	$49,661

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $(0.6) million and $0.9 million during the three months ended March 31, 2015 and 2014, respectively.

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2015		December 31, 2014

	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial and agricultural mortgage loans by property type:
Retail	$452,984	26.3%	$439,679	26.2%
Apartments/Multi-Family	418,703	24.3	401,568	23.9
Industrial	291,662	16.9	286,104	17.1
Office	254,707	14.8	244,072	14.6
Other	98,773	5.8	99,083	5.9
Hospitality	91,560	5.3	92,126	5.5

Total commercial mortgage loans	1,608,389	93.4	1,562,632	93.2
Agricultural property loans	113,786	6.6	114,665	6.8

Total commercial and agricultural mortgage loans by property type	1,722,175	100.0%	1,677,297	100.0%

Valuation allowance	(4,003)		(4,154)

Total net commercial and agricultural mortgage loans by property type	1,718,172		1,673,143

Other Loans
Uncollateralized loans	8,410		8,410
Valuation allowance	-		-

Total net other loans	8,410		8,410

Total commercial mortgage and other loans	$ 1,726,582		$ 1,681,553

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States and other countries with the largest concentrations in California (21%), Texas (11%), and New Jersey (9%) at March 31, 2015.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Allowance for credit losses, beginning of year	$4,154	$8,904
Addition to / (release of) allowance for losses	(151)	(1,832)
Charge-offs, net of recoveries	-	(2,918)

Total ending balance (1)	$4,003	$4,154

(1)	Agricultural loans represent $0.1 million of the ending allowance at both March 31, 2015 and December 31, 2014.

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2015	December 31, 2014

	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$896	$940
Collectively evaluated for impairment (2)	3,107	3,214

Total ending balance	$4,003	$4,154

Recorded Investment: (3)
Gross of reserves: individually evaluated for impairment (1)	$22,455	$15,875
Gross of reserves: collectively evaluated for impairment (2)	1,708,130	1,669,832

Total ending balance, gross of reserves	$1,730,585	$1,685,707

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments at both March 31, 2015 and December 31, 2014.
(2)	Agricultural loans collectively evaluated for impairment had a recorded investment of $114 million and $115 million at March 31, 2015 and December 31, 2014, respectively, and a related allowance of $0.1 million at both March 31, 2015 and December 31, 2014. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8 million at both March 31, 2015 and December 31, 2014 and no related allowance for both periods.
(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

allowance for losses, as of March 31, 2015, had a recorded investment and unpaid principal balance of $15.9 million and related allowance of $0.9 million primarily related to office property types. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses and the related allowance for losses, as of December 31, 2014, had a recorded investment and unpaid principal balance of $15.9 million and related allowance of $0.9 million primarily related to other property types. At both March 31, 2015 and December 31, 2014, the Company held no impaired agricultural or uncollateralized loans. Net investment income recognized on impaired commercial mortgage loans totaled $0.2 million as of March 31, 2015 and $0.8 million as of December 31, 2014.

Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. The Company had no such loans at both March 31, 2015 and December 31, 2014. See Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding the Company’s accounting policies for non-performing loans.

The following table sets forth certain key credit quality indicators as of March 31, 2015, based upon the recorded investment gross of allowance for credit losses.

Total commercial and agricultural mortgage loans

	Debt Service Coverage Ratio - March 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
Loan-to-Value Ratio	(in thousands)
0%-59.99%	$1,010,032	$14,958	$15,757	$1,040,747
60%-69.99%	404,088	9,764	19,704	433,556
70%-79.99%	198,461	18,230	-	216,691
Greater than 80%	3,323	22,016	5,842	31,181

Total commercial and agricultural mortgage loans	$1,615,904	$64,968	$41,303	$1,722,175

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

As of both March 31, 2015 and December 31, 2014, $1.7 billion of commercial mortgage and other loans were in current status. As of both March 31, 2015 and December 31, 2014, no commercial mortgage and other loans were classified as past due. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.

As of both March 31, 2015 and December 31, 2014, $15.9 million of commercial mortgage and other loans were in nonaccrual status based upon the recorded investment gross of allowance for credit losses. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion regarding nonaccrual status loans.

For the three months ended both March 31, 2015 and 2014, there were no commercial mortgage and other loans sold or acquired, other than those through direct origination.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both March 31, 2015 and December 31, 2014, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. For the three months ended March 31, 2015 and 2014 there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgages. For the three months ended both March 31, 2015 and 2014, there were no adjusted pre-modification outstanding recorded investments or post-modification outstanding recorded investments. For the three months ended both March 31, 2015 and 2014, there were no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 for additional information relating to the accounting for troubled debt restructurings.

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three months ended March 31, was from the following sources:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fixed maturities, available-for-sale	$63,938	$65,735
Equity securities, available-for-sale	1	-
Trading account assets	512	196
Commercial mortgage and other loans	20,897	19,830
Policy loans	15,115	14,726
Short-term investments and cash equivalents	275	157
Other long-term investments	8,070	2,467

Gross investment income	108,808	103,111
Less: investment expenses	(5,388)	(4,634)

Net investment income	$103,420	$98,477

Carrying value for non-income producing assets included $9 million in fixed maturities as of March 31, 2015. Non-income producing assets represent investments that have not produced income for the preceding twelve months.

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2015 and 2014, were from the following sources:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Fixed maturities	$2,114	$1,272
Equity securities	-	-
Commercial mortgage and other loans	151	127
Joint ventures and limited partnerships	38	-
Derivatives	56,720	84,122
Other	2	10

Realized investment gains (losses), net	$59,025	$85,531

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2015 and 2014 are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(67)	$178,758	$178,691
Change in other comprehensive income before reclassifications	(520)	81,731	81,211
Amounts reclassified from AOCI	-	(2,114)	(2,114)
Income tax benefit (expense)	182	(27,866)	(27,684)

Balance, March 31, 2015	$(405)	$230,509	$230,104

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$403	$56,243	$56,646
Change in other comprehensive income before reclassifications	(2)	92,374	92,372
Amounts reclassified from AOCI	-	(1,272)	(1,272)
Income tax benefit (expense)	1	(31,886)	(31,885)

Balance, March 31, 2014	$402	$115,459	$115,861

(1)	Includes cash flow hedges of $36 million and $12 million as of March 31, 2015 and December 31, 2014, respectively and ($5) million as of both March 31, 2014 and December 31, 2013, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2015
(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$1,801
Net unrealized investment gains (losses) on available-for-sale securities (4)	313

Total net unrealized investment gains (losses)	2,114

Total reclassifications for the period	$2,114

(1)	All amounts are shown before tax.
(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)	See Note 5 for additional information on cash flow hedges.
(4)	See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition and other costs, future policy benefits and policyholders’ account balances.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (1)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$5,333	$(2,538)	$1,228	$(1,440)	$2,583
Net investment gains (losses) on investments arising during the period	158	-	-	(55)	103
Reclassification adjustment for (gains) losses included in net income	(109)	-	-	37	(72)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	11	-	(4)	7
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	(28)	10	(18)

Balance, March 31, 2015	$5,382	$(2,527)	$1,200	$(1,452)	$2,603

(1)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (1)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$344,577	$(112,829)	$39,122	$(94,695)	$176,175
Net investment gains (losses) on investments arising during the period	95,022	-	-	(33,258)	61,764
Reclassification adjustment for (gains) losses included in net income	(2,006)	-	-	703	(1,303)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	-	(23,107)	-	8,087	(15,020)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	-	-	9,676	(3,387)	6,289

Balance, March 31, 2015	$437,593	$ (135,936)	$48,798	$ (122,550)	$227,905

(1)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.
(2)	Balances are net of reinsurance.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$5,382	$5,333
Fixed maturity securities, available-for-sale - all other	389,787	322,358
Equity securities, available-for-sale	954	619
Derivatives designated as cash flow hedges (1)	36,281	11,585
Other investments	10,571	10,015

Net unrealized gains (losses) on investments	$442,975	$349,910

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$-	$-	$-	$-	$-
Obligations of U.S. states and their political subdivisions	36,412	270	-	-	36,412	270
Foreign government bonds	3,275	124	-	-	3,275	124
Public utilities	36,515	2,143	6,300	992	42,815	3,135
All other corporate securities	441,390	24,893	68,998	2,991	510,388	27,884
Asset-backed securities	175,783	344	54,757	351	230,540	695
Commercial mortgage-backed securities	40,720	96	4,434	111	45,154	207
Residential mortgage-backed securities	735	11	3,673	14	4,408	25

Total	$734,830	$27,881	$138,162	$4,459	$872,992	$32,340

Equity securities, available-for-sale	$9,406	$595	$-	$-	$9,406	$595

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$994	$1	$-	$-	$994	$1
Obligations of U.S. states and their political subdivisions	9,852	125	2,886	62	12,738	187
Foreign government bonds	2,246	14	-	-	2,246	14
Public utilities	30,974	1,618	45,756	1,670	76,730	3,288
All other corporate securities	356,348	13,194	260,985	7,763	617,333	20,957
Asset-backed securities	209,774	737	54,711	473	264,485	1,210
Commercial mortgage-backed securities	15,824	155	87,606	1,713	103,430	1,868
Residential mortgage-backed securities	776	11	3,878	14	4,654	25

Total	$626,788	$15,855	$455,822	$11,695	$1,082,610	$27,550

Equity securities, available-for-sale	$14,706	$295	$-	$-	$14,706	$295

The gross unrealized losses on fixed maturity securities at March 31, 2015 and December 31, 2014, were composed of $25 million and $21 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $7 million and $6 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. At March 31, 2015, the $4.5 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer cyclical and utility sectors of the Company’s corporate securities. At December 31, 2014, the $12 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical, consumer cyclical and utility sectors of the Company’s corporate securities. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted at March 31, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to credit spread widening. At March 31, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.

At both March 31, 2015 and December 31, 2014, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with our policy described in Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted at March 31, 2015 or December 31, 2014.

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

Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include certain cash equivalents, short-term investments and equity securities that trade on an active exchange market.

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

	As of March 31, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$97,655	$-	$-	$97,655
Obligations of U.S. states and their political subdivisions	-	396,563	-	-	396,563
Foreign government bonds	-	58,588	-	-	58,588
Corporate securities	-	4,731,636	86,915	-	4,818,551
Asset-backed securities	-	273,887	201,051	-	474,938
Commercial mortgage-backed securities	-	480,186	-	-	480,186
Residential mortgage-backed securities	-	134,492	-	-	134,492

Sub-total	-	6,173,007	287,966	-	6,460,973
Trading account assets:
Corporate securities	-	40,026	-	-	40,026
Asset-backed securities	-	1,989	-	-	1,989
Equity securities	-	-	18,369	-	18,369

Sub-total	-	42,015	18,369	-	60,384

Equity securities, available-for-sale	97	34,000	747	-	34,844
Short-term investments	100,164	115,489	-	-	215,653
Cash equivalents	10,632	166,970	-	-	177,602
Other long-term investments	-	362,347	2,141	(348,147)	16,341
Reinsurance recoverables	-	-	5,822,107	-	5,822,107
Receivables from parent and affiliates	-	157,370	21,169	-	178,539

Sub-total excluding separate account assets	110,893	7,051,198	6,152,499	(348,147)	12,966,443

Separate account assets (2)	-	111,853,083	320,397	-	112,173,480

Total assets	$110,893	$118,904,281	$6,472,896	$(348,147)	$125,139,923

Future policy benefits (3)	$-	$-	$5,944,815	$-	$5,944,815
Payables to parent and affiliates	-	30,547	-	(29,784)	763

Total liabilities	$-	$30,547	$5,944,815	$(29,784)	$5,945,578

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$-	$92,082	$-	$-	$92,082
Obligations of U.S. states and their political subdivisions	-	325,654	-	-	325,654
Foreign government bonds	-	38,498	-	-	38,498
Corporate securities	-	4,612,357	84,801	-	4,697,158
Asset-backed securities	-	302,034	100,217	-	402,251
Commercial mortgage-backed securities	-	498,879	-	-	498,879
Residential mortgage-backed securities	-	140,042	-	-	140,042

Sub-total	-	6,009,546	185,018	-	6,194,564
Trading account assets:
Corporate securities	-	42,131	-	-	42,131
Asset-backed securities	-	1,990	-	-	1,990
Equity securities	-	-	5,540	-	5,540

Sub-total	-	44,121	5,540	-	49,661

Equity securities, available-for-sale	107	28,643	750	-	29,500
Short-term investments	6,997	114,275	-	-	121,272
Cash equivalents	41,584	26,259	-	-	67,843
Other long-term investments	-	242,523	2,115	(215,066)	29,572
Reinsurance recoverables	-	-	4,897,545	-	4,897,545
Receivables from parent and affiliates	-	158,469	19,203	-	177,672

Sub-total excluding separate account assets	48,688	6,623,836	5,110,171	(215,066)	11,567,629

Separate account assets (2)	-	108,891,268	302,924	-	109,194,192

Total assets	$48,688	$115,515,104	$5,413,095	$(215,066)	$120,761,821

Future policy benefits (3)	$-	$-	$4,993,611	$-	$4,993,611
Payables to parent and affiliates	-	58,687	-	(58,687)	-

Total liabilities	$-	$58,687	$4,993,611	$(58,687)	$4,993,611

(1)	“Netting” amounts represent cash collateral of $318.4 million and $156.4 million as of March 31, 2015 and December 31, 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.
(2)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account assets classified as Level 3 consist primarily of real estate and real estate investment funds. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(3)	As of March 31, 2015, the net embedded derivative liability position of $5,945 million includes $556 million of embedded derivatives in an asset position and $6,501 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $4,994 million includes $577 million of embedded derivatives in an asset position and $5,571 million of embedded derivatives in a liability position.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of March 31, 2015 and December 31, 2014, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

The Company conducts several specific price monitoring activities. Daily analyses identify price changes over predetermined thresholds defined at the financial instrument level. Various pricing integrity reports are reviewed on a daily and monthly basis to determine if pricing is reflective of market activity or if it would warrant any adjustments. Other procedures performed include, but are not limited to, reviews of third-party pricing services methodologies, reviews of pricing trends, and back testing.

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

Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other long-term investments”, or as liabilities, within “Payables to parent and affiliates”, except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. For derivative positions included within Level 3 of the fair value hierarchy, liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions, and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.

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

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of March 31, 2015 and December 31, 2014 there were no internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.

Cash Equivalents and Short-Term Investments - Cash equivalents and short-term investments include money market instruments, and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs and, these investments have primarily been classified within Level 2.

Separate Account Assets - Separate account assets include fixed maturity securities, treasuries, equity securities, mutual funds, and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”.

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

The Company also has an agreement with Universal Prudential Arizona Reinsurance Company (“UPARC”), an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 7). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative which is included in “Reinsurance recoverables”. The fair value of this embedded derivative is the present value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that is attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rates, estimated NPR of the counterparty, and various assumptions that are actuarially determined, including lapse rates, premium payment patterns, and mortality rates. This embedded derivative has been classified within Level 3.

Future Policy Benefits - The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management judgment.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period.

Transfers between Levels 1 and 2 - Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are assumed to occur at the beginning of the quarter in which the transfers occur. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the three months ended March 31, 2015, there were no transfers between Level 1 and Level 2. During the three months ended March 31, 2014, $1.9 million was transferred from Level 1 to Level 2.

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source - The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$23,419	$63,496	$86,915
Asset-backed securities	246	200,805	201,051
Equity securities	747	18,369	19,116
Other long-term investments	617	1,524	2,141
Reinsurance recoverables	5,822,107	-	5,822,107
Receivables from parent and affiliates	-	21,169	21,169

Subtotal excluding separate account assets	5,847,136	305,363	6,152,499

Separate account assets	84,895	235,502	320,397

Total assets	$5,932,031	$540,865	$6,472,896

Future policy benefits	$5,944,815	$-	$5,944,815

Total liabilities	$5,944,815	$-	$5,944,815

	As of December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$23,712	$61,089	$84,801
Asset-backed securities	264	99,953	100,217
Equity securities	750	5,540	6,290
Other long-term investments	565	1,550	2,115
Reinsurance recoverables	4,897,545	-	4,897,545
Receivables from parent and affiliates	-	19,203	19,203

Subtotal excluding separate account assets	4,922,836	187,335	5,110,171

Separate account assets	84,111	218,813	302,924

Total assets	$5,006,947	$406,148	$5,413,095

Future policy benefits	$4,993,611	$-	$4,993,611

Total liabilities	$4,993,611	$-	$4,993,611

(1)	Represents valuations which could incorporate internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally developed valuation for significant items in the above table.
(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities - The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	As of March 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$23,419	Discounted cash flow	Discount rate	10.12%	15.05%	11.45%	Decrease
		Market Comparables	EBITDA Multiples (2)	6.2X	6.2X	6.2X	Increase
Reinsurance recoverables - Living Benefits	$5,390,183	Fair values are determined in the same manner as future policy benefits.
Reinsurance recoverables - No Lapse Guarantee	$431,924	Discounted cash flow	Lapse rate (3)	0%	15%		Decrease

			NPR spread (4)	0.06%	1.50%		Decrease
			Mortality rate (5)	0%	11%		Decrease
			Premium Payment (6)	1X	3.75X		Decrease
Liabilities:

Future policy benefits (7)	$5,944,815	Discounted cash flow	Lapse rate (8)	0%	14%		Decrease

			NPR spread (4)	0.06%	1.50%		Decrease
			Utilization rate (9)	63%	96%		Increase
			Withdrawal rate (10)	74%	100%		Increase
			Mortality rate (11)	0%	14%		Decrease
			Equity Volatility curve	15%	28%		Increase

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:

Corporate securities	$23,712	Discounted cash flow	Discount rate	10.00%	11.75%	10.52%	Decrease
		Market Comparables	EBITDA Multiples (2)	6.1X	6.1X	6.1X	Increase
Reinsurance recoverables - Living Benefits	$4,521,928	Fair values are determined in the same manner as future policy benefits.

Reinsurance recoverables - No Lapse Guarantee	$375,617	Discounted cash flow	Lapse rate (3)	0%	15%		Decrease

			NPR spread (4)	0%	1.30%		Decrease
			Mortality rate (5)	0%	11%		Decrease
			Premium Payment (6)	1X	3.75X		Decrease
Liabilities:

Future policy benefits (7)	$4,993,611	Discounted cash flow	Lapse rate (8)	0%	14%		Decrease

			NPR spread (4)	0%	1.30%		Decrease
			Utilization rate (9)	63%	96%		Increase
			Withdrawal rate (10)	74%	100%		Increase
			Mortality rate (11)	0%	14%		Decrease
			Equity Volatility curve	17%	28%		Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.
(2)	EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the reporting entity has determined that market participants would use such multiples when pricing the investments.
(3)	For universal life, lapse rates vary based on funding level and other factors. Rates are set to zero when the no lapse guarantee is fully funded and the cash value is zero.

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(4)	To reflect NPR, the Company incorporates an additional spread over LIBOR into the discount rate used in the valuation of contracts in a liability position and generally not to those in a contra-liability position. The NPR spread reflects the financial strength ratings of the Company and its affiliates, as these are insurance liabilities and senior to debt. The additional spread over LIBOR is determined by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium.
(5)	Universal life mortality rates are adjusted based on underwriting information. A mortality improvement assumption is also incorporated into the projection.
(6)	For universal life, premium payment assumptions vary by funding level. Some policies are assumed to pay the minimum premium required to maintain the no lapse guarantee. Other policies are assumed to pay a multiple of commissionable target premium levels (shown above and indicated as “X”). Policyholders are assumed to stop premium payments once the no lapse guarantee is fully funded.
(7)	Future policy benefits primarily represent general account liabilities for the living benefit features of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(8)	Lapse rates are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates are also generally assumed to be lower for the period where surrender charges apply.
(9)	The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status, and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal.
(10)	The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status, and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.
(11)	Range reflects the mortality rate for the vast majority of business with living benefits, with policyholders ranging from 35 to 90 years old. While the majority of living benefits have a minimum age requirement, certain benefits do not have an age restriction. This results in contractholders for certain benefits with mortality rates approaching 0%. Based on historical experience, the Company applies a set of age and duration specific mortality rate adjustments compared to standard industry tables. A mortality improvement assumption is also incorporated into the overall mortality table.

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

Separate Account Assets - In addition to the significant internally-priced Level 3 assets and liabilities presented and described above, the Company also has internally-priced separate account assets reported within Level 3. Changes in the fair value of separate account assets are borne by customers and thus are offset by changes in separate account liabilities on the Company’s Unaudited Interim Consolidated Statements of Financial Position. As a result, changes in value associated with these investments do not impact the Company’s Unaudited Interim Consolidated Statements of Operations. In addition, fees earned by the Company related to the management of most separate account assets classified as Level 3 do not change due to changes in the fair value of these investments. Quantitative information about significant internally-priced Level 3 separate account assets is as follows:

Real Estate and Other Invested Assets - Separate account assets include $84.9 million and $84.1 million of investments in real estate as of March 31, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. In general, these fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 Classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 10.00% (6.56% weighted average) as of March 31, 2015 and 5.00% to 10.00% (6.68% weighted average) as of December 31, 2014 and discount rates which ranged from 6.50% to 11.00% (7.45% weighted average) as of March 31, 2015 and 6.75% to 11.00% (7.66% weighted average) as of December 31, 2014.

Valuation Process for Fair Value Measurements Categorized within Level 3 - The Company has established an internal control infrastructure over the valuation of financial instruments that requires ongoing oversight by its various Business Groups. These management control functions are segregated from the trading and investing functions. For invested assets, the Company has established oversight teams, often in the form of Pricing Committees within each asset management group. The teams, which typically include representation from investment, accounting, operations, legal

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

and other disciplines are responsible for overseeing and monitoring the pricing of the Company’s investments and performing periodic due diligence reviews of independent pricing services. An actuarial valuation team oversees the valuation of living benefit features of the Company’s variable annuity contracts.

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid/ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically tests contract input data and actuarial assumptions are reviewed at least annually, and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

Within the trading and investing functions, the Company has established policies and procedures that relate to the approval of all new transaction types, transaction pricing sources and fair value hierarchy coding within the financial reporting system. For variable annuity product changes or new launches of living benefit features, the actuarial valuation unit validates input logic and new product features and agrees new input data directly to source documents.

Changes in Level 3 assets and liabilities - The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods.

	Three Months Ended March 31, 2015
	Fixed Maturities, Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for- Sale	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$84,801	$100,217	$-	$5,540	$750	$-
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	62	2	-	-	-	-
Asset management fees and other income	-	-	-	2,328	-	-
Included in other comprehensive income (loss)	(438)	530	-	-	(3)	-
Net investment income	(6)	(8)	-	-	-	-
Purchases	57,340	73,630	-	-	-	-
Sales	(55,033)	-	-	-	-	-
Issuances	-	-	-	-	-	-
Settlements	(1,341)	(72)	-	(1,500)	-	-
Transfers into Level 3 (2)	1,530	44,798	-	-	-	-
Transfers out of Level 3 (2)	-	(18,046)	-	-	-	-
Other (4)	-	-	-	12,001	-	-

Fair Value, end of period assets/(liabilities)	$86,915	$201,051	$-	$18,369	$747	$-

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$2,283	$-	$-

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015
	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$2,115	$4,897,545	$19,203	$302,924	$(4.993,611)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	51	759,357	-	3,479	(776,607)
Asset management fees and other income	5	-	-	-	-
Interest credited to policyholders’ account balances	-	-	-	42	-
Included in other comprehensive income (loss)	-	-	(20)	-	-
Net investment income	16	-	-	-	-
Purchases	-	165,205	-	64,453	-
Sales	-	-	-	(50,501)	-
Issuances	-	-	-	-	(174,597)
Settlements	(16)	-	-	-	-
Transfers into Level 3 (2)	-	-	1,986	-	-
Transfers out of Level 3 (2)	(30)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$2,141	$5,822,107	$21,169	$320,397	$ (5,944,815)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$52	$788,607	$-	$-	$(809,087)
Asset management fees and other income	$5	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$-	$42	$-

	Three Months Ended March 31, 2014
	Fixed Maturities, Available-for-Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for- Sale	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18,293	$80,934	$-	$2,731	$569	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2)	-	-	-	-	-
Asset management fees and other income	-	-	-	71	-	-
Included in other comprehensive income (loss)	337	135	(2)	-	21	-
Net investment income	10	56	-	-	-	-
Purchases	7,971	-	28,078	-	-	-
Sales	(1,391)	-	-	-	-	-
Issuances	-	-	-	-	-	-
Settlements	(803)	(3,137)	-	-	-	-
Transfers into Level 3 (2)	-	29,407	-	-	-	-
Transfers out of Level 3 (2)	(1,184)	(1,314)	-	-	-	-

Fair Value, end of period assets/(liabilities)	$23,231	$106,081	$28,076	$2,802	$590	$18

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$-	$-	$-
Asset management fees and other income	$-	$-	$-	$71	$-	$-

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2014
	Other Long-Term Investments	Receivables from Parent and Affiliates	Separate Account Assets (1)	Reinsurance Recoverables	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,168	$4,121	$279,842	$(376,868)	$348,399
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	-	-	2,269	1,252,368	(1,207,282)
Asset management fees and other income	(22)	-	-	-	-
Interest credited to policyholders’ account balances	-	-	2,676	-	-
Included in other comprehensive income (loss)	-	(3)	-	-	-
Net investment income	-	-	-	-	-
Purchases	101	-	34,578	142,943	-
Sales	-	-	(40,727)	-	-
Issuances	-	-	-	-	(155,872)
Settlements	-	-	-	-	-
Transfers into Level 3 (2)	-	1,985	-	-	-
Transfers out of Level 3 (2)	-	(979)	-	-	-

Fair Value, end of period assets/(liabilities)	$1,247	$5,124	$278,638	$1,018,443	$ (1,014,755)

Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$-	$-	$-	$1,398,947	$(1,517,648)
Asset management fees and other income	$-	$-	$-	$-	$-
Interest credited to policyholders’ account balances	$-	$-	$2,676	$-	$-

(1)	Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.
(2)	Transfers into or out of Level 3 are generally reported as the value as of the beginning of the quarter in which the transfer occurs.
(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(4)	Other primarily represents reclassifications of certain assets between reporting categories.

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

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value.

	March 31, 2015
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$8,525	$1,833,537	$1,842,062	$1,726,582
Policy loans	-	-	1,127,936	1,127,936	1,127,936
Other long-term investments	-	-	11,772	11,772	11,065
Cash and cash equivalents	54,955	175,764	-	230,719	230,719
Accrued investment income	-	92,881	-	92,881	92,881
Receivables from parent and affiliates	-	107,294	-	107,294	107,295
Other assets	-	34,509	-	34,509	34,509

Total assets	$54,955	$418,973	$2,973,245	$3,447,173	$3,330,987

Liabilities:
Policyholders’ account balances - investment contracts	$-	$1,065,498	$39,567	$1,105,065	$1,111,284
Cash collateral for loaned securities	-	91,015	-	91,015	91,015
Short-term debt	-	434,930	-	434,930	429,804
Long-term debt	-	1,337,758	-	1,337,758	1,288,000
Payables to parent and affiliates	-	66,351	-	66,351	66,351
Other liabilities	-	357,874	-	357,874	357,874

Total liabilities	$-	$3,353,426	$39,567	$3,392,993	$3,344,328

	December 31, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$-	$8,486	$1,775,949	$1,784,435	$1,681,553
Policy loans	-	-	1,123,912	1,123,912	1,123,912
Other long-term investments	-	-	11,085	11,085	10,168
Cash and cash equivalents	53,476	93,633	-	147,109	147,109
Accrued investment income	-	90,506	-	90,506	90,506
Receivables from parent and affiliates	-	70,668	-	70,668	70,689
Other assets	-	24,126	-	24,126	24,126

Total assets	$53,476	$287,419	$2,910,946	$3,251,841	$3,148,063

Liabilities:
Policyholders’ account balances - investment contracts	$-	$929,694	$40,063	$969,757	$976,190
Cash collateral for loaned securities	-	65,418		65,418	65,418
Short-term debt	-	429,903	-	429,903	423,000
Long-term debt	-	1,321,501	-	1,321,501	1,288,000
Payables to parent and affiliates	-	53,027	-	53,027	53,027
Other liabilities	-	315,736	-	315,736	315,736

Total liabilities	$-	$3,115,279	$40,063	$3,155,342	$3,121,371

(1)	Carrying values presented herein differ from those in the Company’s Unaudited Interim Consolidated Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments. Financial statement captions excluded from the above table are not considered financial instruments.

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

Policy Loans

The fair value of policy loans is determined by discounting expected cash flows at the current loan coupon rate. Policy loans are fully collateralized by the cash surrender value of underlying insurance policies. As a result, the carrying value of the policy loans approximates the fair value.

Other Long-term Investments

Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s share of the net asset value (“NAV”) as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of March 31, 2015 and December 31, 2014.

Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash and cash equivalents instruments, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable. Also included in receivables from parent and affiliates is an affiliated note whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

Policyholders’ Account Balances - Investment Contracts

Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities fair values are generally derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.

Cash Collateral for Loaned Securities

Cash collateral for loaned securities represents the collateral received or paid in connection with loaning or borrowing securities. For these transactions, the carrying value of the related asset/liability approximates fair value as they equal the amount of cash collateral received or paid.

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

Other Liabilities and Payables to Parent and Affiliates

Other liabilities and payables to parent and affiliates are primarily payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short-term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.

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

Total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and LIBOR plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company can sell credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See credit derivatives section below for discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Reinsurance Ltd., or “Pruco Re”. Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. The embedded derivatives are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models, as described in Note 4 to the Unaudited Interim Consolidated Financial Statements.

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

	March 31, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Currency Swaps	$317,007	$37,707	$(207)	$291,100	$14,733	$(3,008)

Total Qualifying Hedges	$317,007	$37,707	$(207)	$291,100	$14,733	$(3,008)

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,234,400	$283,980	$(8,004)	$3,184,400	$192,181	$(20,574)

Currency
Forwards	2,119	95	-	1,025	40	-
Credit
Credit Default Swaps	7,275	163	(430)	12,275	150	(513)
Currency/Interest Rate
Currency Swaps	123,969	14,487	(427)	101,653	6,677	(712)
Equity
Total Return Swaps	549,612	2,182	(9,166)	577,054	2,405	(19,670)
Equity Options	42,457,061	24,350	(12,313)	39,735,182	26,932	(14,210)

Total Non-Qualifying Hedges	$46,374,436	$325,257	$(30,340)	$43,611,589	$228,385	$(55,679)

Total Derivatives (1)	$46,691,443	$362,964	$(30,547)	$43,902,689	$243,118	$(58,687)

(1)	Excludes embedded derivatives which contain multiple underlyings. The fair value of the embedded derivatives related to living benefit feature was a net liability of $5,945 million and $4,994 million as of March 31, 2015 and December 31, 2014, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re was an asset of $5,390 million and $4,522 million as of March 31, 2015 and December 31, 2014, respectively, included in “Reinsurance recoverables.” The fair value of the embedded derivative related to the no-lapse guarantee with UPARC was an asset of $432 million and $376 million as of March 31, 2015 and December 31, 2014, respectively, included in “Reinsurance recoverables.” See Note 7 for additional information on the reinsurance agreement.

Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the balance sheet, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the balance sheet.

	March 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$362,322	$(348,147)	$14,175	$(13,731)	$444
Securities purchased under agreement to resell	175,764	-	175,764	(175,764)	-

Total Assets	$538,086	$(348,147)	$189,939	$(189,495)	$444

Offsetting of Financial Liabilities:
Derivatives (1)	$30,547	$(29,784)	$763	$(763)	$-
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$30,547	$(29,784)	$763	$(763)	$-

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$242,523	$(215,066)	$27,457	$(7,194)	$20,263
Securities purchased under agreement to resell	93,633	-	93,633	(93,633)	-

Total Assets	$336,156	$(215,066)	$121,090	$(100,827)	$20,263

Offsetting of Financial Liabilities:
Derivatives (1)	$58,687	$(58,687)	$-	$-	$-
Securities sold under agreement to repurchase	-	-	-	-	-

Total Liabilities	$58,687	$(58,687)	$-	$-	$-

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship:

	Three Months Ended March 31, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$537	$1,264	$24,696

Total cash flow hedges	-	537	1,264	24,696

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	115,132	-	-	-
Currency	136	-	-	-
Currency/Interest Rate	8,265	-	135	-
Credit	(75)	-	-	-
Equity	(15,324)	-	-	-
Embedded Derivatives	(51,414)	-	-	-

Total non-qualifying hedges	56,720	-	135	-

Total	$56,720	$537	$1,399	$24,696

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2014
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$-	$253	$(71)	$108

Total cash flow hedges	-	253	(71)	108

Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	91,578	-	-	-
Currency	3	-	-	-
Currency/Interest Rate	927	-	14	-
Credit	(43)	-	-	-
Equity	(8,083)	-	-	-
Embedded Derivatives	(260)	-	-	-

Total non-qualifying hedges	84,122	-	14	-

Total	$84,122	$253	$(57)	$108

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”

For the three months ended March 31, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2014	11,585
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2015	26,497
Amount reclassified into current period earnings	(1,801)

Balance, March 31, 2015	$36,281

As of March 31, 2015 and 2014, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in the Unaudited Interim Consolidated Statements of Equity.

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of March 31, 2015 and December 31, 2014.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2015 and December 31, 2014, the Company had $7 million and $12 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.

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

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of March 31, 2015, the outstanding balance on this commitment was $47 million. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2015, $107 million of this commitment was outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. As of March 31, 2015, the aggregate range of reasonably possible losses in excess of accruals established is not currently estimable. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for the three months ended March 31, 2015 and 2014. The expense charged to the Company for the deferred compensation program was $2 million for the three months ended March 31, 2015 and 2014.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million for the three months ended March 31, 2015 and 2014.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for the three months ended March 31, 2015 and 2014.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $204 million and $202 million for the three months ended March 31, 2015 and 2014 respectively.

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance or, “COLI,” policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,955 million at March 31, 2015 and $2,812 million at December 31, 2014. Fees related to these COLI policies were $11 million and $10 million for the three months ended March 31, 2015 and 2014, respectively. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company (“PARCC”), UPARC, Pruco Re, Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), PURC, and Prudential Term Reinsurance Company (“Term Re”), and its parent company, Prudential Insurance, in order to provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage the statutory capital for its individual life business, facilitate its capital market hedging program and align accounting methodology for the assets and liabilities of living benefit riders contained in annuities contracts. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Realized investment gains and losses include the impact of reinsurance agreements that are accounted for as embedded derivatives. Changes in the fair value of the embedded derivatives are recognized through “Realized investment gains (losses), net”. The Company has entered into reinsurance agreements to transfer the risk related to certain living benefit options on variable annuities to Pruco Re. The Company has also entered into an agreement with UPARC to reinsure a portion of the no-lapse guarantee provision on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 5 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)

Reinsurance recoverable	$22,057,381	$20,594,371
Policy loans	(70,996)	(69,501)
Deferred policy acquisition costs	(1,706,142)	(1,709,625)
Other assets	38,159	39,458
Policyholders’ account balances	4,793,402	4,827,071
Future policy benefits and other policyholder liabilities	2,450,533	2,193,735
Other liabilities (reinsurance payables)	450,021	433,627

The reinsurance recoverables by counterparty is broken out below.

	March 31, 2015	December 31, 2014
	(in thousands)

UPARC	$463,474	$407,209
PAR U	9,393,529	9,147,870
PURC	1,679,140	1,564,913
PARCC	2,512,718	2,499,567
PAR Term	1,079,239	1,001,181
Term Re	145,014	97,099
Prudential Insurance	198,979	188,466
Pruco Re	5,390,957	4,522,665
Prudential of Taiwan	1,185,438	1,157,881
Unaffiliated	8,893	7,520

Total Reinsurance Recoverables	$22,057,381	$20,594,371

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
Premiums:
Direct	$366,243	$339,567
Assumed	-	-
Ceded	(350,606)	(324,322)

Net Premiums	15,637	15,245

Policy charges and fee income:
Direct	732,565	663,786
Assumed	168,786	30,221
Ceded	(360,586)	(180,382)

Net policy charges and fee income:	540,765	513,625

Net investment income
Direct	104,049	98,991
Assumed	329	338
Ceded	(957)	(852)

Net investment income	103,420	98,477

Net other income:
Direct	12,527	13,407
Assumed & Ceded	4,690	-

Net other income	17,217	13,407

Interest credited to policyholders’ account balances:
Direct	142,405	100,893
Assumed	32,714	29,247
Ceded	(57,642)	(50,337)

Net interest credited to policyholders’ account balances	117,477	79,803

Policyholders’ benefits (including change in reserves):
Direct	480,655	497,482
Assumed	235,461	154,785
Ceded	(657,715)	(567,232)

Net policyholders’ benefits (including change in reserves)	58,401	85,035

Net reinsurance expense allowances, net of capitalization and amortization	(69,712)	(63,553)
Realized investment gains (losses), net:
Direct	(666,435)	(1,121,522)
Assumed	-	-
Ceded	725,460	1,207,053

Realized investment gains (losses), net	$59,025	$85,531

The gross and net amounts of life insurance face amount in force as of March 31 were as follows:

	2015	2014
	(in thousands)

Direct gross life insurance face amount in force	$724,268,816	$673,138,081
Assumed gross life insurance face amount in force	44,296,568	45,210,236
Reinsurance ceded	(708,312,995)	(661,545,542)

Net life insurance face amount in force	$60,252,389	$56,802,775

UPARC

Through June 30, 2011, the Company, excluding its subsidiaries, reinsured its Universal Protector policies having no-lapse guarantees with UPARC, an affiliated company. UPARC reinsured an amount equal to 90% of the net amount at risk related to the first $1 million in face amount plus 100% of the net amount at risk related to the face amount in excess of $1 million as well as 100% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

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

Effective July 1, 2013, the agreement between the Company, excluding its subsidiaries, and PAR U was amended for policies with effective dates from January 1, 2011 through December 31, 2012. Under the amended agreement, PAR U reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no-lapse guarantees as well as its Universal Plus policies, with effective dates from January 1, 2011 through December 31, 2012 in addition to policies covered by the initial reinsurance agreement discussed above.

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

Effective January 1, 2014, the Company, excluding its subsidiaries, entered into an automatic coinsurance agreement with PURC to reinsure an amount equal to 95% of all the risks associated with its Universal Protector policies having no-lapse guarantees, as well as its Universal Plus policies, with effective dates on or after January 1, 2014.

Effective July 1, 2014, the agreement between the Company, excluding its subsidiaries, and PURC was amended to reinsure policies with effective dates from January 1, 2013 through December 31, 2013. Under the amended agreement, PURC reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no-lapse guarantees as well as its Universal Plus policies, in addition to policies initially covered by the PURC Novated Coinsurance Agreement.

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

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $95 million and $86 million for the three months ended March 31, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC related to this agreement was $3 million for both the three months ended March 31, 2015 and 2014. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Investment Management Expenses

In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were $4 million for both the three months ended March 31, 2015 and 2014. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within Additional paid-in capital (“APIC”) and Realized investment gains (losses), net, respectively. The table below shows affiliated asset trades for the three months ended March 31, 2015 and for the year ended December 31, 2014.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/ (Decrease)	Realized Investment Gain/(Loss)	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	Mar-14	Purchase	Fixed Maturities	$13	$13	$-	$-	$-
Prudential Financial	Sep-14	Transfer In	Fixed Maturities & Private Equity	81	77	3	-	-
Prudential Financial	Sep-14	Transfer Out	Fixed Maturities	142	136	(4)	-	-
PURC	Sep-14	Transfer Out	Fixed Maturities, Commercial Mortgages, & Private Equity	178	172	-	6	(8)
Prudential Annuities Life Assurance Corporation	Oct-14	Purchase	Fixed Maturities	10	9	-	(1)	-
Prudential Insurance	Dec-14	Purchase	Fixed Maturities, Commercial Mortgages, & Private Equity	122	102	(13)	-	-
PURC	Dec-14	Purchase	JV/LP Investment	3	3	-	-	-
Prudential Insurance	Mar-15	Purchase	Fixed Maturities & Trading Account Assets	92	74	(12)	-	-

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs.

PRUCO LIFE INSURANCE COMPANY

Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - March 31, 2015	Amount of Notes - December 31, 2014	Interest Rate	Date of Maturity
		(in thousands)
Prudential Financial	6/20/2011	$50,000	$50,000	2.64%	6/21/2015
Prudential Financial	12/15/2011	11,000	11,000	3.61%	12/15/2016
Prudential Financial	12/16/2011	22,000	22,000	3.32% - 3.61%	12/2015 -12/2016
Prudential Insurance	12/20/2010	204,000	204,000	3.47%	12/21/2015
Washington Street Investment	6/20/2012	237,000	237,000	2.44% - 3.02%	6/2015 - 6/2017
Washington Street Investment	12/17/2012	198,000	198,000	1.33% - 1.87%	12/2015 - 12/2017
Washington Street Investment	12/17/2012	39,000	39,000	1.33% - 1.87%	6/2015 - 6/2017
Prudential Financial	11/15/2013	9,000	9,000	2.24%	12/15/2018
Prudential Financial	11/15/2013	23,000	23,000	3.19%	12/15/2020
Prudential Insurance	12/6/2013	120,000	120,000	2.60%	12/15/2018
Prudential Insurance	12/6/2013	130,000	130,000	4.39%	12/15/2023
Prudential Insurance	12/6/2013	250,000	250,000	3.64%	12/15/2020
Prudential Insurance	9/25/2014	30,000	30,000	1.89%	6/20/2017
Prudential Insurance	9/25/2014	40,000	40,000	3.95%	6/20/2024
Prudential Insurance	9/25/2014	20,000	20,000	2.80%	6/20/2019
Prudential Insurance	9/25/2014	50,000	50,000	3.95%	6/20/2024
Prudential Insurance	9/25/2014	50,000	50,000	2.80%	6/20/2019
Prudential Insurance	9/25/2014	100,000	100,000	3.47%	6/20/2021
Prudential Insurance	9/25/2014	100,000	100,000	3.95%	6/20/2024
Prudential Financial	12/15/2014	5,000	5,000	2.57%	12/15/2019
Prudential Financial	12/15/2014	23,000	23,000	3.14%	12/15/2021
Prudential Funding	3/11/2015	2,001	-	0.28%	4/10/2015
Prudential Funding	3/31/2015	4,803	-	0.25%	4/1/2015

Total Loans Payable to Affiliates		$1,717,804	$1,711,000

The total interest expense to the Company related to loans payable to affiliates was $13.2 million and $13.0 million for the three months ended March 31, 2015 and 2014, respectively.

Contributed Capital and Dividends

For the three months ended March 31, 2015, the Company did not pay any dividends. In June and December 2014, the Company paid dividends of $338 million and $410 million, respectively, to Prudential Insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A,”) addresses the consolidated financial condition and results of operations of Pruco Life Insurance Company, or the “Company,” as of March 31, 2015, compared with December 31, 2014, and its consolidated results of operations for the three months ended March 31, 2015 and 2014. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

Regulatory Developments

In April 2015, the U.S. Department of Labor released a proposed regulation accompanied by new class exemptions and proposed amendments to long standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act. If enacted, the proposals would redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. The exact nature and scope of any new final regulations is undeterminable at this time. The Company is evaluating the potential impacts of the proposals on its businesses.

The New Jersey Department of Banking and Insurance (“NJDOBI”) has notified Prudential Financial that New Jersey’s recently enacted legislation authorizing group-wide supervision of internationally active insurance groups (the “GWS Law”) authorizes NJDOBI to act as the group-wide supervisor (“GWS”) of Prudential Financial under the GWS Law. The GWS Law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, in addition to its New Jersey domiciled insurance subsidiaries, for the purpose of ascertaining the financial condition of the insurance companies and compliance with New Jersey insurance laws. We cannot predict what additional requirements or costs may result from NJDOBI’s assertion of GWS status with respect to Prudential Financial.

For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business—Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality and expense, and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and certain annuity products. The Company earns mortality and expense fees, and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life investment products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. Prior to the adoption of the 12b-1 Plan, the Company received an administrative service fee from AST and incurred expenses associated with administrative services provided. In April 2015, AST filed a proxy statement and distributed the proxy statement to shareholders for the purpose of seeking shareholder approval, among other things, to amend the Rule 12b-1 Plan. Shareholder approval is pending as of the date of this Quarterly Report on Form 10-Q. If approved by shareholders, there will be an increase in the amount AST pays its affiliate for distribution and administrative services. However, there will be a reduction in management fees.

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

See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specific return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. In the first quarter of 2014, we launched the Prudential Premier® Retirement with Highest Daily Lifetime Income (“HDI”) 3.0 Variable Annuity, which offers lifetime income based on the highest daily account value plus a compounded deferral credit. In the first quarter of 2013, we launched the Prudential Defined Income (“PDI”) Variable Annuity to complement the variable annuity products we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments, but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

In addition, certain in-force contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, monthly rate setting, certain limitations on the amount of premiums accepted and/or subsequent contractholder deposits and an asset transfer feature, as well as required allocation to our general account for certain of our products. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of March 31, 2015, approximately $92 billion or 90% of total variable annuity account values contain a living benefit feature, compared to approximately $89 billion or 90% as of December 31, 2014. As of March 31, 2015, approximately $88 billion or 95% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $85 billion or 95% as of December 31, 2014.

As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured optional living benefit guarantees. We use our hedging program to help manage certain risks associated with certain of our guarantees. The hedging program’s objective is to help mitigate fluctuations in net income and capital from living benefit liabilities due to capital market movements, within firm established tolerances. Through our hedging program, we enter into derivative positions that seek to offset the net change in our hedge target. In addition to mitigating fluctuations of the living benefit liabilities due to capital market movements, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path.

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 64% of our net individual life insurance in force face amount at March 31, 2015, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 22% of our net individual life insurance in force face amount at March 31, 2015, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable life insurance policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.

Universal Life Insurance

The Company offers universal life insurance products, which represent 14% of our net individual life insurance in force face amount at March 31, 2015, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, the Company offers universal life insurance products that allow the policyholder to allocate a portion of their account balance into accounts that provide interest or an interest component linked to S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition costs (“DAC”) and other costs, including deferred sales inducements (“DSI”);
•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments;
•	Policyholder liabilities;
•	Reinsurance recoverables;
•	Taxes on income; and
•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts is generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “MD&A—Results of Operations.”

The near-term future equity rate of return assumptions used in evaluating DAC and DSI for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2015, our variable annuities and variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.0% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2014, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates”.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2015 versus December 31, 2014

Assets increased by $4.9 billion, from $145.8 billion at December 31, 2014 to $150.7 billion at March 31, 2015. Significant components were:

—

Separate account assets increased $2,979 million from $109,194 million at December 31, 2014 to $112,173 million at March 31, 2015, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

—

Reinsurance recoverables increased $1,463 million from $20,594 million at December 31, 2014 to $22,057 million at March 31, 2015. The increase was primarily driven by the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits, reflecting lower interest rates, as well as higher ceded liabilities arising from the GUL business assumed from Hartford Life, and the impact of term and universal life business growth which increased ceded reserves and ceded policyholders’ account balances. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

—

Total investments increased $422 million from $9,499 million at December 31, 2014 to $9,921 million at March 31, 2015, primarily driven by growth in the assets supporting the universal life and term life business and increased general account investments from variable annuity sales, in addition to favorable mark-to-market gains on investments due to lower interest rates.

Total liabilities increased $4.7 billion, from $141.3 billion at December 31, 2014 to $146.0 billion at March 31, 2015. Significant components were:

—	Separate account liabilities increased $2,979 million, corresponding to the increase in separate account assets described above.
—

Future policy benefits and other policyholder liabilities increased $1,459 million, from $13,915 million at December 31, 2014 to $15,374 million at March 31, 2015, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, in addition to higher reserve associated with the GUL business and in supporting term and universal life business arising from business growth.

—

Policyholder account balances increased $197 million, from $15,250 million at December 31, 2014 to $15,447 million at March 31, 2015, primarily driven by liabilities related to continued universal life business growth, as well as growth in the variable annuity product that offers HDI 3.0, which requires fund allocation into the general account.

Results of Operations

Income (Loss) from Operations before Income Taxes

2015 to 2014 Three Months Comparison. Income from operations before income taxes decreased $249 million from income of $347 million in the first quarter of 2014 to $98 million in the first quarter of 2015. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions, as well as the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $15 million. This decrease was primarily driven by lower realized investment gains on the embedded derivatives related to the no-lapse guarantee reinsurance with UPARC, and higher amortization costs and reserve provisions for the guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) features of our variable annuity products and higher operating expenses. Partially offsetting these decreases was higher net asset-based fee income, net of a related increase in asset-based commissions, reflecting higher average variable annuity account values invested in separate accounts driven by market appreciation and positive net flows from new business.

The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $294 million, with an amortization expense of $245 million in the first quarter of 2015 compared to an amortization benefit of $49 million in the first quarter of 2014. The unfavorable variance was primarily driven by a higher charge in the current quarter due to higher NPR gains. Adjustments to the reserves for the GMDB and GMIB features of our products and to the amortization of DAC, DSI, and unearned revenue reserve (“URR”) included the impact from changes in the estimated profitability of the business. These adjustments resulted in a net benefit of $49 million in the first quarter of 2015, compared to a net charge of $10 million in the first quarter of 2014. The net benefit in the first quarter of 2015 primarily reflected favorable equity market performance, which more than offset the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. The net charge in the first quarter of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset favorable equity market performance.

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

Revenues, Benefits and Expenses

2015 to 2014 Three Months Comparison. Revenues increased $19 million, primarily driven by an increase of $27 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on contractholders’ fund balances. The higher policy charges and fee income reflects higher average separate account asset balances on annuity products driven by market appreciation and positive net flows from new business sales. Also contributing to the increase was an increase of $9 million in asset administration fees, driven by higher average separate account asset balances on annuity products as discussed above. Net investment income increased $5 million, reflecting growth in our general account investment portfolio. Other income increased $4 million, driven by amortization of reinsurance deferred gain from the third quarter 2014 reinsurance transaction with PURC in our life products. Partially offsetting these increases was a $27 million decrease in realized investment gains, primarily reflecting a lower gain in the mark-to-market of the no-lapse guarantee reinsured to UPARC in our life products.

Benefits and expenses increased $268 million. This increase was primarily driven by an unfavorable variance of $241 million in DAC amortization and $38 million in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. General, administrative and other expenses, net of capitalization, increased $17 million, driven by higher asset-based commissions in our annuity products due to account value growth, and higher operating expenses. Partially offsetting these increases was a $27 million decrease in policyholders’ benefits, including changes in reserves, mainly driven by adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of our business as discussed above.

Income Taxes

Income tax expense decreased $54 million from an expense of $67 million for the three months ended March 31, 2014 to $13 million for the three months ended March 31, 2015. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.

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

As of March 31, 2015, the Company remains subject to examination in the U.S. for tax years 2007 through 2014.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2014 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

There is a possibility that the IRS and the U.S. Treasury will address, through guidance, issues related to the calculation of the DRD. For the last several years, revenue proposals included in the Obama Administration’s budgets have included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.

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

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

Liquidity refers to the ability to generate sufficient cash resources to meet the payment obligations of the Company. Capital refers to the long-term financial resources available to support the operations of our businesses, fund business growth, and provide a cushion to withstand adverse circumstances. Our ability to generate and maintain sufficient liquidity and capital depends on the profitability of our businesses, general economic conditions, our ability to borrow from affiliates and our access to the capital markets through affiliates as described herein.

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our quarterly planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses, and Prudential Financial forecasts capital sources and uses on a quarterly basis. Prudential Financial and the Company also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ratios under various stress scenarios.

Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board (“FSB”) has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on the potential impact of this regulation on us, see “Business—Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The Risk Based Capital, or RBC, ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation, however, as of March 31, 2015 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, and business growth, among other items. In addition, the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could negatively impact regulatory capital levels. The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. The Company evaluates its regulatory capital under reasonably foreseeable stress scenarios and believes we have adequate resources to maintain our capital levels comfortably above regulatory requirements under these scenarios.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital—Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our use of captive reinsurance companies.

Liquidity

The Company’s liquidity position has increased since December 31, 2014. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios for the Company.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2015 and December 31, 2014 the Company had liquid assets of $7,180 million and $6,610 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $624 million and $336 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, $6,063 million, or 94%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $398 million, or 6%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of March 31, 2015, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.3 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of March 31, 2015, an aggregate of $5.2 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $262 million from December 31, 2014.

In addition, as of March 31, 2015, our affiliated captive reinsurance companies had outstanding an aggregate of $4.0 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $2.4 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of March 31, 2015, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015 and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reserve financing arrangement as of December 31, 2014. We expect that AG 48 will require us to hold cash or rated securities in greater amounts than we currently hold to support economic reserves for certain of our term and universal life policies. However, we are continuing to review the application of AG 48 to our business and have not yet finalized its impact on us. We are also currently evaluating the effect of AG 48 more generally on our use of captives and any future financing of statutory reserves for our term and universal life business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. There have been no material changes in our market risk exposures from December 31, 2014, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2014, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, filed with the Securities and Exchange Commission. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e), as of March 31, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

PART II

Item 1.  Legal Proceedings

See Note 6 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Date: May 14, 2015