Form 10-Q
period 2015-06-30
PRUCO LIFE INSURANCE CO
filed 2015-08-13
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
 _____________________________________
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

_	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission file number 033-37587
_____________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 13, 2015, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the Registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
As of June 30, 2015 and December 31, 2014 (in thousands, except share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015 – $6,306,640; 2014 – $5,866,873)	$6,456,275	$6,194,564
Equity securities, available-for-sale, at fair value (cost: 2015 – $33,888; 2013 – $28,881)	34,343	29,500
Trading account assets, at fair value	61,576	49,661
Policy loans	1,137,735	1,123,912
Short-term investments	78,974	121,272
Commercial mortgage and other loans	1,747,153	1,681,553
Other long-term investments	333,346	298,143
Total investments	9,849,402	9,498,605
Cash and cash equivalents	171,501	214,952
Deferred policy acquisition costs	5,142,050	5,066,855
Accrued investment income	93,591	90,506
Reinsurance recoverables	19,642,472	20,594,371
Receivables from parent and affiliates	253,813	261,915
Deferred sales inducements	781,045	836,791
Other assets	85,881	83,417
Separate account assets	111,738,870	109,194,192
TOTAL ASSETS	$147,758,625	$145,841,604
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$16,291,181	$15,250,055
Future policy benefits and other policyholder liabilities	12,353,839	13,915,330
Cash collateral for loaned securities	109,798	65,418
Income taxes	190,519	256,168
Short-term debt to affiliates	373,000	423,000
Long-term debt to affiliates	1,281,000	1,288,000
Payables to parent and affiliates	55,039	66,581
Other liabilities	838,506	828,875
Separate account liabilities	111,738,870	109,194,192
TOTAL LIABILITIES	143,231,752	141,287,619
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	779,973	792,153
Retained earnings	3,649,300	3,580,641
Accumulated other comprehensive income	95,100	178,691
TOTAL EQUITY	4,526,873	4,553,985
TOTAL LIABILITIES AND EQUITY	$147,758,625	$145,841,604
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2015 and 2014 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Premiums	$23,482	$18,007	$39,119	$33,252
Policy charges and fee income	530,033	523,196	1,070,798	1,036,821
Net investment income	101,486	103,220	204,906	201,697
Asset administration fees	102,365	93,727	201,052	183,151
Other income	15,013	13,167	32,230	26,574
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(382)	(363)	(415)	(363)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	10	236	32	236
Other realized investment gains (losses), net	(170,284)	31,795	(111,248)	117,326
Total realized investment gains (losses), net	(170,656)	31,668	(111,631)	117,199
TOTAL REVENUES	601,723	782,985	1,436,474	1,598,694
BENEFITS AND EXPENSES
Policyholders’ benefits	57,266	72,131	115,667	157,166
Interest credited to policyholders’ account balances	48,243	83,776	165,720	163,579
Amortization of deferred policy acquisition costs	(13,691)	84,352	289,060	146,588
General, administrative and other expenses	273,770	243,023	532,316	485,084
TOTAL BENEFITS AND EXPENSES	365,588	483,282	1,102,763	952,417
INCOME FROM OPERATIONS BEFORE INCOME TAXES	236,135	299,703	333,711	646,277
Income tax expense	21,706	50,634	35,052	118,038
NET INCOME	$214,429	$249,069	$298,659	$528,239
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	182	(34)	(338)	(36)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	(205,640)	77,811	(123,909)	170,185
Reclassification adjustment for (gains) losses included in net income	(1,930)	(4,648)	(4,044)	(5,920)
Net unrealized investment gains (losses)	(207,570)	73,163	(127,953)	164,265
Other comprehensive income (loss), before tax	(207,388)	73,129	(128,291)	164,229
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	64	(13)	(118)	(13)
Net unrealized investment gains (losses)	(72,448)	25,607	(44,582)	57,493
Total	(72,384)	25,594	(44,700)	57,480
Other comprehensive income (loss), net of tax:	(135,004)	47,535	(83,591)	106,749
COMPREHENSIVE INCOME (LOSS)	$79,425	$296,604	$215,068	$634,988

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2015 and 2014 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,500	$792,153	$3,580,641	$178,691	$4,553,985
Dividend to parent	—	—	(230,000)	—	(230,000)
Contributed (distributed) capital-parent/children asset transfers	—	(12,180)	—	—	(12,180)
Comprehensive income (loss):
Net income (loss)	—	—	298,659	—	298,659
Other comprehensive income (loss), net of tax	—	—	—	(83,591)	(83,591)
Total comprehensive income (loss)					215,068
Balance, June 30, 2015	$2,500	$779,973	$3,649,300	$95,100	$4,526,873

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2013	$2,500	$804,237	$3,542,838	$56,646	$4,406,221
Dividend to parent	—	—	(338,000)	—	(338,000)
Contributed (distributed) capital-parent/children asset transfers	—	130	—	—	130
Comprehensive income (loss):
Net income (loss)	—	—	528,239	—	528,239
Other comprehensive income (loss), net of tax	—	—	—	106,749	106,749
Total comprehensive income (loss)					634,988
Balance, June 30, 2014	$2,500	$804,367	$3,733,077	$163,395	$4,703,339

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014 (in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$298,659	$528,239
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(631)	(64,985)
Interest credited to policyholders’ account balances	165,720	163,579
Realized investment (gains) losses, net	111,631	(117,199)
Amortization and other non-cash items	(36,806)	(33,590)
Change in:
Future policy benefits and other insurance liabilities	753,124	737,608
Reinsurance recoverables	(767,317)	(694,973)
Accrued investment income	(3,085)	(682)
Net payable to/receivable from parent and affiliates	(13,058)	(5,096)
Deferred policy acquisition costs	(7,934)	(155,604)
Income taxes	(14,390)	50,967
Deferred sales inducements	(3,969)	(5,159)
Derivatives, net	(65,542)	(5,760)
Other, net	(24,523)	(33,717)
Cash flows from operating activities	$391,879	$363,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$431,458	$471,833
Short-term investments	500,631	216,793
Policy loans	60,685	55,823
Ceded policy loans	(3,639)	(3,157)
Commercial mortgage and other loans	49,051	53,735
Other long-term investments	6,902	3,624
Equity securities, available-for-sale	—	5,210
Trading account assets	991	1,375
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(852,120)	(665,106)
Short-term investments	(456,792)	(309,812)
Policy loans	(52,453)	(56,217)
Ceded policy loans	5,868	5,048
Commercial mortgage and other loans	(114,378)	(118,865)
Other long-term investments	(21,089)	(19,454)
Equity securities, available-for-sale	(5,010)	(40,101)
Trading account assets	(12,001)	(8,800)
Notes receivable from parent and affiliates, net	8,470	(12,232)
Derivatives, net	(7,777)	(12,028)
Other, net	1,164	512
Cash flows used in investing activities	$(460,039)	$(431,819)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$1,763,866	$1,401,561
Ceded policyholders’ account deposits	(497,677)	(279,695)
Policyholders’ account withdrawals	(1,006,256)	(843,350)
Ceded policyholders’ account withdrawals	26,208	17,509
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	44,380	9,450
Dividend to parent	(230,000)	(338,000)
Contributed (distributed) capital - parent/child asset transfers	(18,739)	130
Net change in financing arrangements (maturities 90 days or less)	—	57,100
Proceeds from the issuance of debt (maturities longer than 90 days)	72,000	—
Repayments of debt (maturities longer than 90 days)	(129,000)	(129,000)
Drafts outstanding	(73)	10,770
Cash flows from (used in) financing activities	$24,709	$(93,525)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(43,451)	(161,716)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	214,952	307,243
CASH AND CASH EQUIVALENTS, END OF PERIOD	$171,501	$145,527
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION
Pruco Life Insurance Company is a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”) which in turn is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). Pruco Life Insurance Company is a stock life insurance company organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam and in all States except New York, and sells such products primarily through affiliated and unaffiliated distributors.
Pruco Life Insurance Company has three subsidiaries, including one wholly-owned insurance subsidiary, Pruco Life Insurance Company of New Jersey (“PLNJ”) and two subsidiaries formed in 2009 for the purpose of holding certain commercial loan investments. Pruco Life Insurance Company and its subsidiaries are together referred to as the “Company” and all financial information is presented on a consolidated basis.
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
In January 2014, the FASB issued updated guidance for troubled debt restructurings clarifying when an in-substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014 and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.
In June 2014, the FASB issued updated guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's consolidated financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 3.
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
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. The new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017 and must be applied using one of two retrospective application methods. Early adoption is not permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
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
3.    INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$87,356	$7,475	$281	$94,550	$—
Obligations of U.S. states and their political subdivisions	514,705	9,079	8,318	515,466	—
Foreign government bonds	68,600	3,359	1,570	70,389	—
Public utilities	719,827	36,525	15,630	740,722	—
Redeemable preferred stock	5,283	1,627	145	6,765	—
All other corporate securities	3,879,079	158,995	70,141	3,967,933	(245)
Asset-backed securities (1)	479,954	8,082	689	487,347	(3,445)
Commercial mortgage-backed securities	431,935	13,615	1,751	443,799	—
Residential mortgage-backed securities (2)	119,901	9,480	77	129,304	(769)
Total fixed maturities, available-for-sale	$6,306,640	$248,237	$98,602	$6,456,275	$(4,459)
Equity securities, available-for-sale
Common Stocks:
Public utilities	$66	$10	$—	$76
Industrial, miscellaneous & other	2	224	—	226
Mutual funds	33,480	764	841	33,403
Non-redeemable preferred stocks	340	298	—	638
Total equity securities, available-for-sale	$33,888	$1,296	$841	$34,343

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $9.7 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$83,372	$8,711	$1	$92,082	$—
Obligations of U.S. states and their political subdivisions	310,518	15,323	187	325,654	—
Foreign government bonds	35,228	3,284	14	38,498	—
Public utilities	683,652	62,060	3,288	742,424	—
Redeemable preferred stock	3,185	763	137	3,811	—
All other corporate securities	3,743,804	227,939	20,820	3,950,923	(247)
Asset-backed securities (1)	395,180	8,281	1,210	402,251	(3,531)
Commercial mortgage-backed securities	482,769	17,978	1,868	498,879	—
Residential mortgage-backed securities (2)	129,165	10,902	25	140,042	(836)
Total fixed maturities, available-for-sale	$5,866,873	$355,241	$27,550	$6,194,564	$(4,614)
Equity securities, available-for-sale
Common Stocks:
Public utilities	$66	$23	$—	$89
Industrial, miscellaneous & other	5	173	—	178
Mutual funds	28,470	468	295	28,643
Non-redeemable preferred stocks	340	250	—	590
Total equity securities, available-for-sale	$28,881	$914	$295	$29,500

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of other-than-temporary impairment losses in AOCI, which were not included in earnings. Amount excludes $10 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2015, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$317,118	$323,093
Due after one year through five years	1,112,526	1,177,472
Due after five years through ten years	1,250,660	1,276,338
Due after ten years	2,594,546	2,618,922
Asset-backed securities	479,954	487,347
Commercial mortgage-backed securities	431,935	443,799
Residential mortgage-backed securities	119,901	129,304
Total	$6,306,640	$6,456,275
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they are not due at a single maturity date.
The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$46,614	$78,591	$134,934	$118,477
Proceeds from maturities/repayments	150,345	165,763	302,168	347,782
Gross investment gains from sales, prepayments and maturities	2,546	5,147	5,063	6,826
Gross investment losses from sales and maturities	(242)	(517)	(633)	(924)
Equity securities, available-for-sale
Proceeds from sales	$—	$5,210	$—	$5,210
Proceeds from maturities/repayments	—	—	—	—
Gross investment gains from sales	—	145	—	145
Gross investment losses from sales	—	—	—	—
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(372)	$(127)	$(384)	$(127)
Writedowns for impairments on equity securities	(2)	—	(2)	—

(1)
Excludes the portion of other-than-temporary impairments recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(in thousands)
Balance, beginning of period	$8,628	$8,729
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(69)	(133)
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	15	27
Increases due to the passage of time on previously recorded credit losses	40	77
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(58)	(144)
Balance, end of period	$8,556	$8,556

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
	(in thousands)
Balance, beginning of period	$10,173	$14,661
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,449)	(5,918)
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	—	—
Increases due to the passage of time on previously recorded credit losses	101	202
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(278)	(398)
Balance, end of period	$8,547	$8,547
Trading Account Assets
The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$43,527	$43,207	$43,490	$44,121
Equity securities	14,761	18,369	3,447	5,540
Total trading account assets	$58,288	$61,576	$46,937	$49,661
The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income” was $0.2 million and $0.0 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $0.0 million during the six months ended June 30, 2015 and 2014, respectively.
Commercial Mortgage and Other Loans
The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015		December 31, 2014
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Retail	$449,519	25.8%	$439,679	26.2%
Apartments/Multi-Family	421,801	24.2	401,568	23.9
Industrial	293,672	16.9	286,104	17.1
Office	281,870	16.2	244,072	14.6
Other	93,099	5.3	99,083	5.9
Hospitality	90,989	5.2	92,126	5.5
Total commercial mortgage loans	1,630,950	93.6	1,562,632	93.2
Agricultural property loans	111,668	6.4	114,665	6.8
Total commercial mortgage and agricultural property loans by property type	1,742,618	100.0%	1,677,297	100.0%
Valuation allowance	(3,875)		(4,154)
Total net commercial mortgage and agricultural property loans by property type	1,738,743		1,673,143
Other Loans
Uncollateralized loans	8,410		8,410
Valuation allowance	—		—
Total other loans	8,410		8,410
Total commercial mortgage and other loans	$1,747,153		$1,681,553
The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in California (22%), Texas (11%), and New Jersey (10%) at June 30, 2015.

 Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Allowance for credit losses, beginning of year	$4,154	$8,904
Addition to (release of) allowance for losses	(279)	(1,832)
Charge-offs, net of recoveries	—	(2,918)
Total ending balance (1)	$3,875	$4,154

(1)	Agricultural loans represent $0.1 million of the ending allowance as of both June 30, 2015 and December 31, 2014.
The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$761	$940
Collectively evaluated for impairment (2)	3,114	3,214
Total ending balance	$3,875	$4,154
Recorded Investment: (3)
Gross of reserves: individually evaluated for impairment (1)	$22,672	$15,875
Gross of reserves: collectively evaluated for impairment (2)	1,728,356	1,669,832
Total ending balance, gross of reserves	$1,751,028	$1,685,707

(1)	There were no agricultural or uncollateralized loans individually evaluated for impairments as of both June 30, 2015 and December 31, 2014.

(2)
Agricultural loans collectively evaluated for impairment had a recorded investment of $112 million and $115 million at June 30, 2015 and December 31, 2014, respectively, and a related allowance of $0.1 million as of both June 30, 2015 and December 31, 2014. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8 million at both June 30, 2015 and December 31, 2014 and no related allowance for both periods.

(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses, as of June 30, 2015, had a recorded investment and unpaid principal balance of $22.7 million and related allowance of $0.8 million primarily related to office property types. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses, as of December 31, 2014, had a recorded investment and unpaid principal balance of $15.9 million and related allowance of $0.9 million primarily related to office property types. As of both June 30, 2015 and December 31, 2014, the Company held no impaired agricultural or uncollateralized loans. Net investment income recognized on impaired commercial mortgage loans totaled $0.4 million as of June 30, 2015 and $0.8 million as of December 31, 2014. Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for information regarding the Company’s accounting policies for non-performing loans.
The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:
Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio - June 30, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$1,007,922	$16,437	$16,637	$1,040,996
60%-69.99%	412,585	28,865	4,097	445,547
70%-79.99%	214,071	18,096	—	232,167
Greater than 80%	2,965	15,875	5,068	23,908
Total commercial mortgage and agricultural property loans	$1,637,543	$79,273	$25,802	$1,742,618

	Debt Service Coverage Ratio - December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$997,610	$24,491	$9,393	$1,031,494
60%-69.99%	372,958	15,741	13,981	402,680
70%-79.99%	177,956	31,463	3,493	212,912
Greater than 80%	2,991	22,068	5,152	30,211
Total commercial mortgage and agricultural property loans	$1,551,515	$93,763	$32,019	$1,677,297
As of June 30, 2015 and December 31, 2014, $1.8 billion and $1.7 billion, respectively, of commercial mortgage and other loans were in current status, and no loans were classified as past due. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.
As of both June 30, 2015, and December 31, 2014, $15.9 million of commercial mortgage and other loans were in nonaccrual status based upon the recorded investment gross of allowance for credit losses. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion regarding nonaccrual status loans.
For the three and six months ended June 30, 2015 and 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.
The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2015 and December 31, 2014, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and six months ended June 30, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.
Net Investment Income
Net investment income for the three and six months ended June 30, 2015 and 2014, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale	$66,546	$66,293	$130,484	$132,028
Equity securities, available-for-sale	—	1	1	1
Trading account assets	735	201	1,247	397
Commercial mortgage and other loans	21,639	20,891	42,536	40,721
Policy loans	15,371	15,072	30,486	29,798
Short-term investments and cash equivalents	184	103	459	260
Other long-term investments	2,684	5,552	10,754	8,019
Gross investment income	107,159	108,113	215,967	211,224
Less: investment expenses	(5,673)	(4,893)	(11,061)	(9,527)
Net investment income	$101,486	$103,220	$204,906	$201,697
 The Company had $0.7 million and $0.5 million of investments in low-income housing tax credit limited partnerships and has committed to fund less than $0.1 million and $0.2 million as of June 30, 2015 and December 31, 2014.
Generally, the Company uses the equity method of accounting for these investments. The Company had no equity method losses and utilized less than $0.1 million of tax credits associated with these investments for the three months ended June 30, 2015 and 2014, respectively. The Company had no equity method losses and utilized $0.2 million of tax credits associated with these investments for the six months ended June 30, 2015 and 2014, respectively. There were no impairment losses from forfeiture or ineligibility of tax credits.

Realized Investment Gains (Losses), Net
Realized investment gains (losses), net, for the three and six months ended June 30, 2015 and 2014, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities	$1,932	$4,503	$4,046	$5,775
Equity securities	(2)	145	(2)	145
Commercial mortgage and other loans	128	(431)	279	(304)
Joint ventures and limited partnerships	128	—	165	—
Derivatives	(172,883)	27,443	(116,162)	111,565
Other	41	8	43	18
Realized investment gains (losses), net	$(170,656)	$31,668	$(111,631)	$117,199
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2015 and 2014, are as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(67)	$178,758	$178,691
Change in other comprehensive income (loss) before reclassifications	(338)	(123,909)	(124,247)
Amounts reclassified from AOCI	—	(4,044)	(4,044)
Income tax benefit (expense)	118	44,582	44,700
Balance, June 30, 2015	$(287)	$95,387	$95,100

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$403	$56,243	$56,646
Change in other comprehensive income (loss) before reclassifications	(36)	170,185	170,149
Amounts reclassified from AOCI	—	(5,920)	(5,920)
Income tax benefit (expense)	13	(57,493)	(57,480)
Balance, June 30, 2014	$380	$163,015	$163,395

(1)
Includes cash flow hedges of $24 million and $12 million as of June 30, 2015 and December 31, 2014, respectively, and $(7) million and $(5) million as of June 30, 2014 and December 31, 2013, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$(523)	$1,278
Net unrealized investment gains (losses) on available-for-sale securities (4)	2,453	2,766
Total net unrealized investment gains (losses)	1,930	4,044
Total reclassifications for the period	$1,930	$4,044

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$5,333	$(2,538)	$1,228	$(1,440)	$2,583
Net investment gains (losses) on investments arising during the period	83	—	—	(29)	54
Reclassification adjustment for (gains) losses included in net income	(150)	—	—	52	(98)
Reclassification adjustment for OTTI losses excluded from net income (1)	7	—	—	(2)	5
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	539	—	(189)	350
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(174)	61	(113)
Balance, June 30, 2015	$5,273	$(1,999)	$1,054	$(1,547)	$2,781

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Balances are net of reinsurance.
All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$344,577	$(112,829)	$39,122	$(94,695)	$176,175
Net investment gains (losses) on investments arising during the period	(163,171)	—	—	56,909	(106,262)
Reclassification adjustment for (gains) losses included in net income	(3,894)	—	—	1,363	(2,531)
Reclassification adjustment for OTTI losses excluded from net income (1)	(7)	—	—	2	(5)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	68,898	—	(24,114)	44,784
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(30,084)	10,529	(19,555)
Balance, June 30, 2015	$177,505	$(43,931)	$9,038	$(50,006)	$92,606

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(3)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class
The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$5,273	$5,333
Fixed maturity securities, available-for-sale - all other	144,362	322,358
Equity securities, available-for-sale	455	619
Derivatives designated as cash flow hedges (1)	24,486	11,585
Other investments	8,202	10,015
Net unrealized gains (losses) on investments	$182,778	$349,910

(1)	See Note 5 for more information on cash flow hedges.
Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities
The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$6,557	$281	$—	$—	$6,557	$281
Obligations of U.S. states and their political subdivisions	320,836	8,318	—	—	320,836	8,318
Foreign government bonds	41,118	1,570	—	—	41,118	1,570
Public utilities	240,614	13,963	11,784	1,667	252,398	15,630
All other corporate securities	1,220,185	62,518	75,819	7,768	1,296,004	70,286
Asset-backed securities	204,321	415	35,726	274	240,047	689
Commercial mortgage-backed securities	112,489	1,671	4,440	80	116,929	1,751
Residential mortgage-backed securities	25,383	68	1,745	9	27,128	77
Total	$2,171,503	$88,804	$129,514	$9,798	$2,301,017	$98,602
Equity securities, available-for-sale	$17,194	$841	$—	$—	$17,194	$841

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$994	$1	$—	$—	$994	$1
Obligations of U.S. states and their political subdivisions	9,852	125	2,886	62	12,738	187
Foreign government bonds	2,246	14	—	—	2,246	14
Public utilities	30,974	1,618	45,756	1,670	76,730	3,288
All other corporate securities	356,348	13,194	260,985	7,763	617,333	20,957
Asset-backed securities	209,774	737	54,711	473	264,485	1,210
Commercial mortgage-backed securities	15,824	155	87,606	1,713	103,430	1,868
Residential mortgage-backed securities	776	11	3,878	14	4,654	25
Total	$626,788	$15,855	$455,822	$11,695	$1,082,610	$27,550
Equity securities, available-for-sale	$14,706	$295	$—	$—	$14,706	$295

The gross unrealized losses on fixed maturity securities at June 30, 2015 and December 31, 2014, were composed of $90.7 million and $21.3 million related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $7.9 million and $6.3 million related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At June 30, 2015, the $10 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer cyclical, utility, consumer noncyclical and basic industry sectors of the Company's corporate securities. At December 31, 2014, the $12 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical, consumer cyclical and utility sectors of the Company's corporate securities and commercial mortgage-backed securities. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted as of June 30, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of June 30, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.
As of both June 30, 2015 and December 31, 2014, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with our policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted as of June 30, 2015 or December 31, 2014.
Securities Lending and Repurchase Agreements
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2015, the Company had $110 million of securities lending transactions recorded as "Cash collateral loaned for securities," comprised of $103 million in corporate securities and $7 million in foreign government bonds. The remaining contractual maturity of all securities lending transactions is overnight and continuous. As of June 30, 2015, the Company had no repurchase transactions.
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
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not actively trade and are priced based on a net asset value ("NAV")), certain short-term investments and certain cash equivalents, and certain over-the-counter ("OTC") derivatives.
Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, certain consolidated real estate funds for which the Company is the general partner and embedded derivatives resulting from reinsurance or certain products with guaranteed benefits.
Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$94,550	$—	$—	$94,550
Obligations of U.S. states and their political subdivisions	—	515,466	—	—	515,466
Foreign government bonds	—	70,389	—	—	70,389
Corporate securities	—	4,634,938	80,482	—	4,715,420
Asset-backed securities	—	315,147	172,200	—	487,347
Commercial mortgage-backed securities	—	443,799	—	—	443,799
Residential mortgage-backed securities	—	129,304	—	—	129,304
Sub-total	—	6,203,593	252,682	—	6,456,275
Trading account assets:
Corporate securities	—	41,213	—	—	41,213
Asset-backed securities	—	1,994	—	—	1,994
Equity securities	—	—	18,369	—	18,369
Sub-total	—	43,207	18,369	—	61,576
Equity securities, available-for-sale	86	33,404	853	—	34,343
Short-term investments	57,912	21,062	—	—	78,974
Cash equivalents	—	17,000	—	—	17,000
Other long-term investments	—	225,774	2,327	(177,054)	51,047
Reinsurance recoverables	—	—	3,023,119	—	3,023,119
Receivables from parent and affiliates		171,153	2,550	—	173,703
Sub-total excluding separate account assets	57,998	6,715,193	3,299,900	(177,054)	9,896,037
Separate account assets (2)	—	111,401,464	337,406	—	111,738,870
Total assets	$57,998	$118,116,657	$3,637,306	$(177,054)	$121,634,907
Future policy benefits (3)	$—	$—	$3,117,171	$—	$3,117,171
Payables to parent and affiliates		71,526		(71,526)	—
Total liabilities	$—	$71,526	$3,117,171	$(71,526)	$3,117,171

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$92,082	$—	$—	$92,082
Obligations of U.S. states and their political subdivisions	—	325,654	—	—	325,654
Foreign government bonds	—	38,498	—	—	38,498
Corporate securities	—	4,612,357	84,801	—	4,697,158
Asset-backed securities	—	302,034	100,217	—	402,251
Commercial mortgage-backed securities	—	498,879	—	—	498,879
Residential mortgage-backed securities	—	140,042	—	—	140,042
Sub-total	—	6,009,546	185,018	—	6,194,564
Trading account assets:
Corporate securities	—	42,131	—	—	42,131
Asset-backed securities	—	1,990	—	—	1,990
Equity securities	—	—	5,540	—	5,540
Sub-total	—	44,121	5,540	—	49,661
Equity securities, available-for-sale	107	28,643	750	—	29,500
Short-term investments	6,997	114,275	—	—	121,272
Cash equivalents	41,584	26,259	—	—	67,843
Other long-term investments	—	242,523	2,115	(215,066)	29,572
Reinsurance recoverables	—	—	4,897,545	—	4,897,545
Receivables from parent and affiliates	—	158,469	19,203	—	177,672
Sub-total excluding separate account assets	48,688	6,623,836	5,110,171	(215,066)	11,567,629
Separate account assets (2)	—	108,891,268	302,924	—	109,194,192
Total assets	$48,688	$115,515,104	$5,413,095	$(215,066)	$120,761,821
Future policy benefits (3)	$—	$—	$4,993,611	$—	$4,993,611
Payables to parent and affiliates	—	58,687	—	(58,687)	—
Total liabilities	$—	$58,687	$4,993,611	$(58,687)	$4,993,611

(1)
“Netting” amounts represent cash collateral of $106 million and $156 million as of June 30, 2015 and December 31, 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of June 30, 2015, the net embedded derivative liability position of $3,117 million includes $712 million of embedded derivatives in an asset position and $3,829 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $4,994 million includes $577 million of embedded derivatives in an asset position and $5,571 million of embedded derivatives in a liability position.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of June 30, 2015 and December 31, 2014, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Trading Account Assets - Trading account assets consist primarily of corporate securities, asset-backed securities and perpetual preferred stock whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities”.
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
Derivative Instruments - Derivatives are recorded at fair value either as assets, within “Other long-term investments”, or as liabilities, within “Payables to parent and affiliates”, except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors. For derivative positions included within Level 3 of the fair value hierarchy, liquidity valuation adjustments are made to reflect the cost of exiting significant risk positions and consider the bid-ask spread, maturity, complexity, and other specific attributes of the underlying derivative position.
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
To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over London Interbank Offered Rate ("LIBOR") into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of June 30, 2015 and December 31, 2014, there were $796 million and $565 million, respectively, internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.
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
Separate Account Assets - Separate account assets include fixed maturity securities, treasuries, equity securities, mutual funds, and real estate investments for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities”, “Equity Securities” and “Other Long-Term Investments”.
Receivables from Parent and Affiliates - Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity whose fair values are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.
Reinsurance Recoverables - Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. These guarantees are accounted for as embedded derivatives and are recorded in “Reinsurance Recoverables” or “Other Liabilities” when fair value is in an asset or liability position, respectively. The methods and assumptions used to estimate the fair value are consistent with those described below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.
The Company also has an agreement with Universal Prudential Arizona Reinsurance Company (“UPARC”), an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (See Note 7). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision. Reinsurance of this risk is accounted for as an embedded derivative which is included in “Reinsurance recoverables”. The fair value of this embedded derivative is the present value of expected reimbursement from UPARC for cost of insurance charges the Company is unable to collect from policyholders, less the present value of reinsurance premiums that is attributable to the embedded derivative feature. This methodology could result in either an asset or liability, given changes in capital market conditions and various policyholder behavior assumptions. Significant inputs to the valuation model for this embedded derivative include capital market assumptions, such as interest rates, estimated NPR of the counterparty, and various assumptions that are actuarially determined, including lapse rates, premium payment patterns and mortality rates.
Future Policy Benefits - The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of assessed benefit fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.
The significant inputs to the valuation models for these embedded derivatives include capital market assumptions, such as interest rate levels and volatility assumptions, the Company’s market-perceived NPR, as well as actuarially determined assumptions, including contractholder behavior such as lapse rates, benefit utilization rates, withdrawal rates and mortality rates. Since many of these assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 in the fair value hierarchy.
Capital market inputs and actual contractholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the contractholders’ account values. The Company’s discount rate assumption is based on the LIBOR swap curve adjusted for an additional spread relative to LIBOR to reflect NPR.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period.
Transfers between Levels 1 and 2 - Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the three and six months ended June 30, 2015, there were no transfers between Levels 1 and 2. During the three months ended June 30, 2014, there were no transfers between Level 1 and Level 2. During the six months ended June 30, 2014, $1.9 million was transferred from Level 1 to Level 2.
Level 3 Assets and Liabilities by Price Source - The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of June 30, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$24,797	$55,685	$80,482
Asset-backed securities	221	171,979	172,200
Equity securities	853	18,369	19,222
Other long-term investments	796	1,531	2,327
Reinsurance recoverables	3,023,119	—	3,023,119
Receivables from parent and affiliates	—	2,550	2,550
Subtotal excluding separate account assets	3,049,786	250,114	3,299,900
Separate account assets	84,891	252,515	337,406
Total assets	$3,134,677	$502,629	$3,637,306
Future policy benefits	$3,117,171	$—	$3,117,171
Total liabilities	$3,117,171	$—	$3,117,171

	As of December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$23,712	$61,089	$84,801
Asset-backed securities	264	99,953	100,217
Equity securities	750	5,540	6,290
Other long-term investments	565	1,550	2,115
Reinsurance recoverables	4,897,545	—	4,897,545
Receivables from parent and affiliates	—	19,203	19,203
Subtotal excluding separate account assets	4,922,836	187,335	5,110,171
Separate account assets	84,111	218,813	302,924
Total assets	$5,006,947	$406,148	$5,413,095
Future policy benefits	$4,993,611	$—	$4,993,611
Total liabilities	$4,993,611	$—	$4,993,611

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of June 30, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$24,797	Discounted cash flow	Discount rate	10.12%		15.05%		10.92%		Decrease
		Market comparables	EBITDA multiples (2)	5	X	6.5	X	6.4	X	Increase
Reinsurance recoverables - Living Benefits	$2,778,497	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$244,622	Discounted cash flow	Lapse rate (3)	0%		12%				Decrease
			NPR spread (4)	0%		1.68%				Decrease
			Mortality rate (5)	0%		20%				Decrease
			Premium payment (6)	1	X	3.75	X			Decrease
Liabilities:
Future policy benefits (7)	$3,117,171	Discounted cash flow	Lapse rate (8)	0%		14%				Decrease
			NPR spread (4)	0%		1.68%				Decrease
			Utilization rate (9)	56%		96%				Increase
			Withdrawal rate (10)	74%		100%				Increase
			Mortality rate (11)	0%		14%				Decrease
			Equity volatility curve	17%		28%				Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$23,712	Discounted cash flow	Discount rate	10.00%		11.75%		10.52%		Decrease
		Market comparables	EBITDA multiples (2)	6.1	X	6.1	X	6.1	X	Increase
Reinsurance recoverables - Living Benefits	$4,521,928	Fair values are determined in the same manner as future policy benefits

Reinsurance recoverables - No Lapse Guarantee	$375,617	Discounted cash flow	Lapse rate (3)	0%		15%				Decrease
			NPR spread (4)	0%		1.30%				Decrease
			Mortality rate (5)	0%		18%				Decrease
			Premium payment (6)	1	X	3.75	X			Decrease
Liabilities:
Future policy benefits (7)	$4,993,611	Discounted cash flow	Lapse rate (8)	0%		14%				Decrease
			NPR spread (4)	0%		1.30%				Decrease
			Utilization rate (9)	63%		96%				Increase
			Withdrawal rate (10)	74%		100%				Increase
			Mortality rate (11)	0%		14%				Decrease
			Equity volatility curve	17%		28%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(9)
The utilization rate assumption estimates the percentage of contracts that will utilize the benefit during the contract duration, and begin lifetime withdrawals at various time intervals from contract inception. The remaining contractholders are assumed to either begin lifetime withdrawals immediately or never utilize the benefit. Utilization assumptions may vary by product type, tax status and age. The impact of changes in these assumptions is highly dependent on the product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

(10)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the product type, contractholder age, tax status and withdrawal timing. The fair value of the liability will generally increase the closer the withdrawal rate is to 100%.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
Real Estate and Other Invested Assets - Separate account assets include $84.9 million and $84.1 million of investments in real estate as of June 30, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. In general, these fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 5.00% to 10.00% (6.41% weighted average) as of June 30, 2015 and 5.00% to 10.00% (6.68% weighted average) as of December 31, 2014, and discount rates which ranged from 6.50% to 11.00% (7.37% weighted average) as of June 30, 2015 and 6.75% to 11.00% (7.66% weighted average) as of December 31, 2014.
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
The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid/ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically tests contract input data and actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities - The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for- Sale	Other Long-term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$86,915	$201,051	$18,369	$747	$2,141
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(358)	(3)	—	—	(206)
Asset management fees and other income	—	—	—	—	6
Included in other comprehensive income (loss)	720	179	—	106	—
Net investment income	12	(8)	—	—	—
Purchases	56,669	38,129	—	—	386
Sales	(55,002)	(37,131)	—	—	—
Issuances	—	—	—	—	—
Settlements	(262)	(54)	—	—	—
Transfers into Level 3 (2)	—	2,710	—	—	—
Transfers out of Level 3 (2)	(8,212)	(32,673)	—	—	—
Fair Value, end of period assets/(liabilities)	$80,482	$172,200	$18,369	$853	$2,327
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(357)	$—	$—	$—	$(206)
Asset management fees and other income	$—	$—	$—	$—	$6

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$5,822,107	$21,169	$320,397	$(5,944,815)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(2,966,250)	—	1,141	3,005,834
Asset management fees and other income	—	—	—	—
Interest credited to policyholders’ account balances	—	—	3,253	—
Included in other comprehensive income (loss)	—	23	—	—
Net investment income	—	—	—	—
Purchases	167,262	—	59,372	—
Sales	—	—	(46,757)	—
Issuances	—	—	—	(178,190)
Settlements	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—
Transfers out of Level 3 (2)	—	(18,642)	—	—
Fair Value, end of period assets/(liabilities)	$3,023,119	$2,550	$337,406	$(3,117,171)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(2,917,452)	$—	$—	$2,974,092
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$3,253	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for-Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$84,801	$100,217	$5,540	$750
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(296)	(1)	—	—
Asset management fees and other income	—	—	2,328	—
Included in other comprehensive income (loss)	282	709	—	103
Net investment income	6	(16)	—	—
Purchases	114,009	111,759	—	—
Sales	(110,035)	(37,131)	—	—
Issuances	—	—	—	—
Settlements	(1,603)	(126)	(1,500)	—
Transfers into Level 3 (2)	1,530	47,508	—	—
Transfers out of Level 3 (2)	(8,212)	(50,719)	—	—
Other (4)	—	—	12,001	—
Fair Value, end of period assets/(liabilities)	$80,482	$172,200	$18,369	$853
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(357)	$—	$—	$—
Asset management fees and other income	$—	$—	$2,283	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015
	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$2,115	$4,897,545	$19,203	$302,924	$(4,993,611)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(155)	(2,206,893)	—	4,620	2,229,227
Asset management fees and other income	11	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	3,295	—
Included in other comprehensive income (loss)	—	—	2	—	—
Net investment income	16	—	—	—	—
Purchases	386	332,467	—	123,825	—
Sales	—	—	—	(97,258)	—
Issuances	—	—	—	—	(352,787)
Settlements	(16)	—	—	—	—
Transfers into Level 3 (2)	—	—	1,986	—	—
Transfers out of Level 3 (2)	(30)	—	(18,641)	—	—
Other (4)	—	—	—	—	—
Fair Value, end of period assets/(liabilities)	$2,327	$3,023,119	$2,550	$337,406	$(3,117,171)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(154)	$(2,128,845)	$—	$—	$2,165,005
Asset management fees and other income	$11	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$3,295	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for-Sale	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$23,231	$106,081	$28,076	$2,802	$590	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	258	113	—	—	—	—
Asset management fees and other income	—	—	—	36	—	—
Included in other comprehensive income (loss)	48	(28)	—	—	20	—
Net investment income	21	66	—	—	—	—
Purchases	4,615	—	—	—	—	—
Sales	(3,800)	—	—	—	(64)	—
Settlements	(1,033)	(30,305)	—	(1,375)	—	—
Transfers into Level 3 (2)	2,231	1,746	—	—	—	—
Transfers out of Level 3 (2)	(3,474)	(11,494)	(28,076)	—	—	—
Fair Value, end of period assets/(liabilities)	$22,097	$66,179	$—	$1,463	$546	$18
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(101)	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$38	$—	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,247	$1,018,443	$5,124	$278,638	$(1,014,755)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	91	548,605	—	(284)	(525,399)
Asset management fees and other income	17	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	4,046	—
Included in other comprehensive income (loss)	—	—	3	—	—
Net investment income	—	—	41	—	—
Purchases	35	146,084	18,649	5,191	—
Sales	—	—	—	(1,780)	—
Issuances	—	—	—	—	(160,593)
Settlements	(12)	—	—	—	—
Transfers into Level 3 (2)	427	—	—	—	—
Transfers out of Level 3 (2)	—	—	—	—	—
Fair Value, end of period assets/(liabilities)	$1,805	$1,713,132	$23,817	$285,811	$(1,700,747)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$91	$552,449	$—	$—	$(529,822)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$4,046	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Fixed Maturities Available-for-Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for-Sale	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18,293	$80,934	$—	$2,731	$569	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	256	113	—	—	—	—
Asset management fees and other income	—	—	—	107	—	—
Included in other comprehensive income (loss)	385	107	(2)	—	41	—
Net investment income	31	122	—	—	—	—
Purchases	12,586	—	28,078	—	—	—
Sales	(5,191)	—	—	—	(64)	—
Settlements	(1,836)	(33,442)	—	(1,375)	—	—
Transfers into Level 3 (2)	2,231	31,153	—	—	—	—
Transfers out of Level 3 (2)	(4,658)	(12,808)	(28,076)	—	—	—
Fair Value, end of period assets/(liabilities)	$22,097	$66,179	$—	$1,463	$546	$18
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$(101)	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$109	$—	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2014
	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,168	$(376,868)	$4,121	$279,842	$348,399
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	91	1,800,973	—	1,985	(1,732,681)
Asset management fees and other income	(5)	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	6,722	—
Included in other comprehensive income (loss)	—	—	41	—	—
Net investment income	—	—	—	—	—
Purchases	136	289,027	18,649	39,769	—
Sales	—	—	—	(42,507)	—
Issuances	—	—	—	—	(316,465)
Settlements	(12)	—	—	—	—
Transfers into Level 3 (2)	427	—	1,985	—	—
Transfers out of Level 3 (2)	—	—	(979)	—	—
Fair Value, end of period assets/(liabilities)	$1,805	$1,713,132	$23,817	$285,811	$(1,700,747)
Unrealized gains (losses) for the period relating to those
Level 3 assets that were still held at the end of the period (3):
Included in earnings:
Realized investment gains (losses), net	$91	$1,803,209	$—	$—	$(1,735,757)
Asset management fees and other income	$—	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$6,722	$—

(1)
Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain contracts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company’s Unaudited Interim Consolidated Statements of Financial Position.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$8,448	$1,818,732	$1,827,180	$1,747,153
Policy loans	—	—	1,137,735	1,137,735	1,137,735
Other long-term investments			15,660	15,660	14,830
Cash and cash equivalents	51,278	103,223	—	154,501	154,501
Accrued investment income		93,591		93,591	93,591
Receivables from parent and affiliates		80,110		80,110	80,110
Other assets		28,384		28,384	28,384
Total assets	$51,278	$313,756	$2,972,127	$3,337,161	$3,256,304
Liabilities:
Policyholders’ account balances - investment contracts	$—	$885,644	$230,070	$1,115,714	$1,123,260
Cash collateral for loaned securities		109,798		109,798	109,798
Short-term debt		377,016		377,016	373,000
Long-term debt		1,311,375		1,311,375	1,281,000
Payables to parent and affiliates		55,039		55,039	55,039
Other liabilities		305,340		305,340	305,340
Total liabilities	$—	$3,044,212	$230,070	$3,274,282	$3,247,437

	December 31, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$8,486	$1,775,949	$1,784,435	$1,681,553
Policy loans	—	—	1,123,912	1,123,912	1,123,912
Other long-term investments	—	—	11,085	11,085	10,168
Cash and cash equivalents	53,476	93,633	—	147,109	147,109
Accrued investment income	—	90,506	—	90,506	90,506
Receivables from parent and affiliates	—	70,668	—	70,668	70,689
Other assets	—	24,126	—	24,126	24,126
Total assets	$53,476	$287,419	$2,910,946	$3,251,841	$3,148,063
Liabilities:
Policyholders’ account balances - investment contracts	$—	$929,694	$40,063	$969,757	$976,190
Cash collateral for loaned securities	—	65,418	—	65,418	65,418
Short-term debt	—	429,903	—	429,903	423,000
Long-term debt	—	1,321,501	—	1,321,501	1,288,000
Payables to parent and affiliates	—	53,027	—	53,027	53,027
Other liabilities	—	315,736	—	315,736	315,736
Total liabilities	$—	$3,115,279	$40,063	$3,155,342	$3,121,371

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
Policy Loans
The Company’s valuation technique for policy loans is to discount cash flows at the current policy loan coupon rate. Policy loans are fully collateralized by the cash surrender value of underlying insurance policies. Repayment risk is minimal and valuation is not affected by changes in interest rates. As a result, the carrying value of the policy loans approximates the fair value.

Other Long-term Investments
Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of June 30, 2015 and December 31, 2014.
Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash and cash equivalents instruments, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable. Also included in receivables from parent and affiliates are affiliated notes whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

Policyholders’ Account Balances - Investment Contracts
Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, fair values are generally derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s own NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Embedded Derivatives
The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Reinsurance, Ltd. (“Pruco Re”). Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC. The reinsurance agreement contains an embedded derivative related to the interest rate risk of the reinsurance contract. The embedded derivatives are carried at fair value. These embedded derivatives are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models as described in Note 4 to the Unaudited Interim Consolidated Financial Statements.
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

	June 30, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	358,065	28,365	(3,829)	291,100	14,733	(3,008)
Total Qualifying Hedges	358,065	28,365	(3,829)	291,100	14,733	(3,008)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	3,184,400	147,160	(49,507)	3,184,400	192,181	(20,574)
Foreign Currency
Foreign Currency Forwards	22,919	5	(129)	1,025	40	—
Credit
Credit Default Swaps	7,275	112	(417)	12,275	150	(513)
Currency/Interest Rate
Foreign Currency Swaps	155,246	10,847	(1,074)	101,653	6,677	(712)
Equity
Total Return Swaps	567,668	9,067	—	577,054	2,405	(19,670)
Equity Options	53,213,970	31,014	(16,570)	39,735,182	26,932	(14,210)
Total Non-Qualifying Hedges	57,151,478	198,205	(67,697)	43,611,589	228,385	(55,679)
Total Derivatives (1)	57,509,543	226,570	(71,526)	43,902,689	243,118	(58,687)

(1)
Excludes embedded derivatives which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $3,117 million and $4,994 million as of June 30, 2015 and December 31, 2014, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re was an asset of $2,778 million and $4,522 million as of June 30, 2015 and December 31, 2014, included in “Reinsurance recoverables.” The fair value of the embedded derivative related to the no-lapse guarantee with UPARC was an asset of $245 million and $376 million as of June 30, 2015 and December 31, 2014, respectively, included in "Reinsurance recoverables." See Note 7 for additional information on the reinsurance agreement.

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (including bifurcated embedded derivatives), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$225,738	$(177,054)	$48,684	$(9,661)	$39,023
Securities purchased under agreement to resell	103,223	—	103,223	(103,223)	—
Total Assets	$328,961	$(177,054)	$151,907	$(112,884)	$39,023
Offsetting of Financial Liabilities:
Derivatives (1)	$71,526	$(71,526)	$—	$—	$—
Securities sold under agreement to repurchase	—	—	—	—	—
Total Liabilities	$71,526	$(71,526)	$—	$—	$—

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$242,523	$(215,066)	$27,457	$(7,194)	$20,263
Securities purchased under agreement to resell	93,633	—	93,633	(93,633)	—
Total Assets	$336,156	$(215,066)	$121,090	$(100,827)	$20,263
Offsetting of Financial Liabilities:
Derivatives (1)	$58,687	$(58,687)	$—	$—	$—
Securities sold under agreement to repurchase	—	—	—	—	—
Total Liabilities	$58,687	$(58,687)	$—	$—	$—

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.
For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Cash Flow Hedges
The primary derivative instruments used by the Company in its cash flow hedge accounting relationships are currency swaps. These instruments are only designated for hedge accounting in instances where the appropriate criteria are met. The Company does not use futures, options, credit, equity or embedded derivatives in any of its cash flow hedge accounting relationships.

The following tables provide the financial statement classification and impact of derivatives used in qualifying and non-qualifying hedge relationships, excluding the offset of the hedged item in an effective hedge relationship.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$711	$(1,347)	$(11,795)
Total cash flow hedges	—	711	(1,347)	(11,795)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(164,405)	—	—	—
Currency	(84)	—	—	—
Currency/Interest Rate	(3,715)	—	(37)	—
Credit	(88)	—	—	—
Equity	(5,845)	—	—	—
Embedded Derivatives	1,254	—	—	—
Total non-qualifying hedges	(172,883)	—	(37)	—
Total	$(172,883)	$711	$(1,384)	$(11,795)

	Six Months Ended June 30, 2015
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$1,248	$(83)	$12,901
Total cash flow hedges	—	1,248	(83)	12,901
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(49,273)	—	—	—
Currency	52	—	—	—
Currency/Interest Rate	4,551	—	98	—
Credit	(163)	—	—	—
Equity	(21,170)	—	—	—
Embedded Derivatives	(50,159)	—	—	—
Total non-qualifying hedges	(116,162)	—	98	—
Total	$(116,162)	$1,248	$15	$12,901

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$264	$(329)	$(2,500)
Total cash flow hedges	—	264	(329)	(2,500)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	70,929	—	—	—
Currency	(17)	—	—	—
Currency/Interest Rate	(273)	—	(18)	—
Credit	(116)	—	—	—
Equity	(26,232)	—	—	—
Embedded Derivatives	(16,848)	—	—	—
Total non-qualifying hedges	27,443	—	(18)	—
Total	$27,443	$264	$(347)	$(2,500)

	Six Months Ended June 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	Accumulated Other Comprehensive Income (Loss) (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$517	$(400)	$(2,392)
Total cash flow hedges	—	517	(400)	(2,392)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	162,506	—	—	—
Currency	(14)	—	—	—
Currency/Interest Rate	654	—	(4)	—
Credit	(158)	—	—	—
Equity	(34,315)	—	—	—
Embedded Derivatives	(17,108)	—	—	—
Total non-qualifying hedges	111,565	—	(4)	—
Total	$111,565	$517	$(404)	$(2,392)

(1)	Amounts deferred in “Accumulated other comprehensive income (loss).”
For the three and six months ended June 30, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2014	$11,585
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2015	14,179
Amount reclassified into current period earnings	(1,278)
Balance, June 30, 2015	$24,486

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of June 30, 2015 and 2014, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in “Accumulated other comprehensive income (loss)” as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives
The Company has no exposure from credit derivatives where it has written credit protection as of June 30, 2015 and December 31, 2014.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of June 30, 2015 and December 31, 2014, the Company had $7 million and $12 million of outstanding notional amounts, respectively, reported at fair value as a liability of less than $1 million for both periods.
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
6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS
Commitments
The Company has made commitments to fund commercial loans. As of June 30, 2015, the outstanding balance on this commitment was $62 million. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2015, $153 million of this commitment was outstanding.
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
It is possible that the results of operations or the cash flows of the Company in a particular quarterly or annual period could be materially affected as a result of payments in connection with the matters discussed above or other matters depending, in part, upon the results of operations or cash flows for such period. Management believes, however, that ultimate payments in connection with these matters, after consideration of applicable reserves and rights to indemnification, should not have a material adverse effect on the Company’s financial position.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is $0 to approximately $6 million. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
State of West Virginia ex. Rel. John D. Perdue v. PRUCO Life Insurance Company
In June 2015, the West Virginia Supreme Court issued a decision: (i) reversing the trial court’s dismissal of the West Virginia Treasurer’s complaint alleging violations of West Virginia’s unclaimed property law; and (ii) remanding the case to the Circuit Court of Putnam County for proceedings consistent with its decision. In July 2015, a petition for rehearing was filed with the West Virginia Supreme Court.
The Company’s litigation and regulatory matters are subject to many uncertainties, and given their complexity and scope, their outcome cannot be predicted. It is possible that the Company’s results of operations or cash flows in a particular quarterly or annual period could be materially affected by an ultimate unfavorable resolution of pending litigation and regulatory matters depending, in part, upon the results of operations or cash flows for such period. In light of the unpredictability of the Company’s litigation and regulatory matters, it is also possible that in certain cases an ultimate unfavorable resolution of one or more pending litigation or regulatory matters could have a material adverse effect on the Company’s financial position. Management believes, however, that, based on information currently known to it, the ultimate outcome of all pending litigation and regulatory matters, after consideration of applicable reserves and rights to indemnification, is not likely to have a material adverse effect on the Company’s financial position.
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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended June 30, 2015 and 2014; and less than $1 million for both the six months ended June 30, 2015 and 2014. The expense charged to the Company for the deferred compensation program was $2 million for both the three months ended June 30, 2015 and 2014; and $4 million for both the six months ended June 30, 2015 and 2014.
The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million for both the three months ended June 30, 2015 and 2014; and $11 million and $9 million for the six months ended June 30, 2015 and 2014, respectively.
Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended June 30, 2015 and 2014, and $4 million for both the six months ended June 30, 2015 and 2014.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $211 million and $223 million for the three months ended June 30, 2015 and 2014, respectively, and $415 million and $425 million for the six months ended June 30, 2015 and 2014, respectively.
Corporate Owned Life Insurance
The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,948 million at June 30, 2015 and $2,812 million at December 31, 2014. Fees related to these COLI policies were $10 million for both the three months ended June 30, 2015 and 2014, and $21 million for both the six months ended June 30, 2015 and 2014. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF.
Reinsurance with Affiliates
The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company (“PARCC”), UPARC, Pruco Re, Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), and Prudential Term Reinsurance Company (“Term Re”), and its parent company, Prudential Insurance, in order to provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage the statutory capital for its individual life business, facilitate its capital market hedging program and align accounting methodology for the assets and liabilities of living benefit riders contained in annuities contracts. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Reinsurance recoverable	$19,642,472	$20,594,371
Policy loans	(72,935)	(69,501)
Deferred policy acquisition costs	(1,963,446)	(1,709,625)
Other assets	37,745	39,458
Policyholders’ account balances	5,007,077	4,827,071
Future policy benefits and other policyholder liabilities	2,168,000	2,193,735
Other liabilities (reinsurance payables)	436,048	433,627
The reinsurance recoverables by counterparty is broken out below.

	June 30, 2015	December 31, 2014
	(in thousands)
UPARC	$275,209	$407,209
PAR U	9,444,368	9,147,870
PURC	1,877,750	1,564,913
PARCC	2,537,573	2,499,567
PAR Term	1,120,484	1,001,181
Term Re	192,281	97,099
Prudential Insurance	188,872	188,466
Pruco Re	2,779,245	4,522,665
Prudential of Taiwan	1,213,912	1,157,881
Unaffiliated	12,778	7,520
Total Reinsurance Recoverables	$19,642,472	$20,594,371
Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Premiums:
Direct	$383,312	$352,491	$749,555	$692,059
Assumed	—	—	—	—
Ceded	(359,830)	(334,484)	(710,436)	(658,807)
Net Premiums	23,482	18,007	39,119	33,252
Policy charges and fee income:
Direct	694,126	688,988	1,426,691	1,352,773
Assumed	(13,919)	135,518	155,292	226,349
Ceded	(150,174)	(301,310)	(511,185)	(542,301)
Net policy charges and fee income	530,033	523,196	1,070,798	1,036,821
Net investment income:
Direct	102,306	104,007	206,354	202,998
Assumed	364	340	693	678
Ceded	(1,184)	(1,127)	(2,141)	(1,979)
Net investment income	101,486	103,220	204,906	201,697
Net other income:
Direct	12,841	13,167	25,152	26,574
Assumed & Ceded	2,172	—	7,078	—
Net other income	15,013	13,167	32,230	26,574
Interest credited to policyholders’ account balances:
Direct	73,790	105,230	216,195	206,123
Assumed	32,790	30,984	61,615	60,231
Ceded	(58,337)	(52,438)	(112,090)	(102,775)
Net interest credited to policyholders’ account balances	48,243	83,776	165,720	163,579
Policyholders’ benefits (including change in reserves):
Direct	466,298	466,514	952,425	963,994
Assumed	(12,799)	137,403	223,085	320,078
Ceded	(396,233)	(531,786)	(1,059,843)	(1,126,906)
Net policyholders’ benefits (including change in reserves)	57,266	72,131	115,667	157,166
Net reinsurance expense allowances, net of capitalization and amortization	(17,371)	(64,615)	(87,083)	(128,167)
Realized investment gains (losses), net:
Direct	2,834,402	(477,059)	2,167,967	(1,598,581)
Assumed	—	—	—	—
Ceded	(3,005,058)	508,727	(2,279,598)	1,715,780
Realized investment gains (losses), net	$(170,656)	$31,668	$(111,631)	$117,199

 The gross and net amounts of life insurance face amount in force as of June 30, 2015 and 2014 were as follows:

	June 30, 2015	June 30, 2014
	(in thousands)
Direct gross life insurance face amount in force	$739,363,094	$685,708,205
Assumed gross life insurance face amount in force	44,015,996	45,005,228
Reinsurance ceded	(722,711,390)	(671,295,042)
Net life insurance face amount in force	$60,667,700	$59,418,391

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
PAR U
Effective July 1, 2011, the Company, excluding its subsidiaries, entered into an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 70% of all the risks associated with its Universal Protector policies having no- lapse guarantees as well as its Universal Plus policies, with effective dates prior to January 1, 2011. During the first quarter of 2013, the agreement between the Company, excluding its subsidiaries, and PAR U was amended to revise language relating to the consideration due to PAR U.
Effective July 1, 2012, the Company’s wholly-owned subsidiary, PLNJ, entered into an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 95% of all the risks associated with its universal life policies. During the fourth quarter of 2012, the agreement between PLNJ and PAR U was amended to revise language relating to the consideration due to PAR U.
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
Effective October 1, 2013, the Company entered into an Assumption and Novation Agreement with PAR U and PURC, an affiliated company. Under this agreement, PAR U novates, assigns, and transfers to PURC all of its rights, title, interests, duties, obligations, and liabilities under the aforementioned amendment entered into on July 1, 2013. PURC will succeed PAR U and become the counterparty to the Company with respect to the novated business pursuant to the Novated Coinsurance Agreement (the “PURC Novated Coinsurance Agreement”). There is no financial impact to the Company as a result of this transaction.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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
Effective July 1, 2014, the agreement between the Company, excluding its subsidiaries, and PURC was amended to reinsure policies with effective dates from January 1, 2013 through December 31, 2013. Under the amended agreement, PURC reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no lapse guarantees as well as its Universal Plus policies in addition to policies initially covered by the PURC Novated Coinsurance Agreement.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. and Prudential Investments LLC whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from AST Investment Services, Inc. and Prudential Investments LLC related to this agreement was $98 million and $90 million for the three months ended June 30, 2015 and 2014, respectively, and $193 million and $176 million for the six months ended June 30, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has a revenue sharing agreement with Prudential Investments LLC, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments LLC, related to this agreement was $3 million for both the three months ended June 30, 2015 and 2014, and $6 million for both the six months ended June 30, 2015 and 2014. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
Affiliated Investment Management Expenses
In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were $4 million for both the three months ended June 30, 2015 and 2014, and $8 million and $7 million for the six months ended June 30, 2015 and 2014, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers
From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gain (loss), net", respectively. The table below shows affiliated asset trades as of December 31, 2014 and June 30, 2015.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	March-14	Purchase	Fixed Maturities	$13	$13	$—	$—	$—
Prudential Financial	September-14	Transfer In	Fixed Maturities & Private Equity	81	77	3	—	—
Prudential Financial	September-14	Transfer Out	Fixed Maturities	142	136	(4)	—	—
PURC	September-14	Transfer Out	Fixed Maturities, Commercial Mortgages, & Private Equity	178	172	—	6	(8)
Prudential Annuities Life Assurance Corporation	October-14	Purchase	Fixed Maturities	10	9	—	(1)	—
Prudential Insurance	December-14	Purchase	Fixed Maturities, Commercial Mortgages, & Private Equity	122	102	(13)	—	—
PURC	December-14	Purchase	JV/LP Investment	3	3	—	—	—
Prudential Insurance	March-15	Purchase	Fixed Maturities & Trading Account Assets	92	74	(12)	—	—
Prudential Insurance	June-15	Purchase	Fixed Maturities	11	10	(1)	—	—

Debt Agreements
The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs.
The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date Issued	Amount of Notes - June 30, 2015	Amount of Notes - December 31, 2014	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	6/20/2011	$—	$50,000	2.64%			6/21/2015
Prudential Financial	12/15/2011	11,000	11,000	3.61%			12/15/2016
Prudential Financial	12/16/2011	22,000	22,000	3.32%	-	3.61%	12/16/2015	-	12/16/2016
Prudential Insurance	12/20/2010	204,000	204,000	3.47%			12/21/2015
Washington Street Investment	6/20/2012	158,000	237,000	2.44%	-	3.02%	6/15/2015	-	6/15/2017
Washington Street Investment	12/17/2012	198,000	198,000	1.33%	-	1.87%	12/17/2015	-	12/17/2017
Washington Street Investment	12/17/2012	39,000	39,000	1.33%	-	1.87%	12/17/2015	-	12/17/2017
Prudential Financial	11/15/2013	9,000	9,000	2.24%			12/15/2018
Prudential Financial	11/15/2013	23,000	23,000	3.19%			12/15/2020
Prudential Insurance	12/6/2013	120,000	120,000	2.60%			12/15/2018
Prudential Insurance	12/6/2013	130,000	130,000	4.39%			12/15/2023
Prudential Insurance	12/6/2013	250,000	250,000	3.64%			12/15/2020
Prudential Insurance	9/25/2014	30,000	30,000	1.89%			6/20/2017
Prudential Insurance	9/25/2014	40,000	40,000	3.95%			6/20/2024
Prudential Insurance	9/25/2014	20,000	20,000	2.80%			6/20/2019
Prudential Insurance	9/25/2014	50,000	50,000	3.95%			6/20/2024
Prudential Insurance	9/25/2014	50,000	50,000	2.80%			6/20/2019
Prudential Insurance	9/25/2014	100,000	100,000	3.47%			6/20/2021
Prudential Insurance	9/25/2014	100,000	100,000	3.95%			6/20/2024
Prudential Financial	12/15/2014	5,000	5,000	2.57%			12/15/2019
Prudential Financial	12/15/2014	23,000	23,000	3.14%			12/15/2021
Prudential Financial	6/15/2015	66,000	—	3.52%			6/15/2022
Prudential Financial	6/15/2015	6,000	—	2.86%			6/15/2020
Total Loans Payable to Affiliates		$1,654,000	$1,711,000
The total interest expense to the Company related to loans payable to affiliates was $13.2 million and $12.9 million for the three months ended June 30, 2015, and 2014, respectively, and $26.4 million and $26.0 million for the six months ended June 30, 2015 and 2014, respectively.
Contributed Capital and Dividends
In June of 2015, the Company paid a dividend in the amount of $230 million to Prudential Insurance. In June and December of 2014, the Company paid dividends in the amounts of $338 million and $410 million, respectively, to Prudential Insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition and results of operations of Pruco Life Insurance Company, or the “Company,” as of June 30, 2015, compared with December 31, 2014, and its consolidated results of operations for the three and six months ended June 30, 2015 and 2014. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Overview
The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.
Regulatory Developments
In April 2015, the U.S. Department of Labor ("DOL") released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act of 1974. The comment period for the proposed regulation ended on July 21, 2015, and it is expected that the DOL will seek to promulgate final regulations in 2016. If enacted, the proposals will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. We cannot predict the exact nature and scope of any new final regulations or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our individual annuities and individual life businesses, and increase compliance costs.
Prudential Financial is required as a non-bank financial company to submit to the Board of Governors of the Federal Reserve System ("FRB") and the Federal Deposit Insurance Corporation (“FDIC”) an annual plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its initial resolution plan in June 2014, and was advised by the FRB and the FDIC in September 2014 that the plan was "not incomplete", the standard for an initial plan. In July 2015, the FRB and the FDIC provided feedback to Prudential Financial, as well as to the other two non-bank financial companies which filed initial plans in 2014, on their respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the resolution plans to be submitted by December 31, 2015.
The Financial Stability Board ("FSB"), consisting of representatives of financial authorities from over 20 nations and global institutions, has identified Prudential Financial as a global systemically important insurer ("G-SII") that is to be subject to enhanced regulation. In June 2015, the International Association of Insurance Supervisors ("IAIS"), acting at the direction of the FSB, issued a public consultation document on the development of higher loss absorbency ("HLA") requirements for G-SIIs. HLA requirements will establish an additional capital buffer above the IAIS’s basic capital requirement ("BCR") that G-SIIs would need to hold to support their insurance and non-insurance activities. The IAIS expects that HLA requirements would increase G-SIIs’ BCR by an average of 20%. The HLA requirements are expected to be presented to the G20 for endorsement in November 2015 and applied to G-SIIs beginning in 2019. We continue to evaluate the potential impact the HLA requirements could have on us if they are adopted in the jurisdictions in which we operate.
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
For additional information on the potential impacts of regulation on the Company, including the topics described above, see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revenues and Expenses
The Company earns revenues principally from insurance premiums; mortality and expense, and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees, and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.
Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life investment products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services. However, there was also a reduction in management fees.
Results for the three and six months ended June 30, 2015, reflect the impact of our annual review and update of assumptions, which we performed in the second quarter. Prior to 2015, this review and update was performed in the third quarter of each year. Accordingly, results for the three and six months ended June 30, 2014, do not reflect an impact from the annual review and update of assumptions performed in 2014.
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
In the first quarter of 2014, we launched the Prudential Premier ® Retirement with Highest Daily Lifetime Income (“HDI”) v. 3.0 Variable Annuity, which offers lifetime income based on the highest daily account value plus a compounded deferral credit. In the first quarter of 2013, we launched the Prudential Defined Income (“PDI”) Variable Annuity to complement the variable annuity products we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments, but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.
In addition, certain in force contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period. Most contracts also guarantee the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
We also offer immediate annuities and variable annuities without guaranteed living benefits. In the second quarter of 2014, we launched the Prudential Premier ® Investment Variable Annuity, which offers tax-deferred asset accumulation with an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary mutual funds or a mix of proprietary and non-proprietary mutual funds, frequently under asset allocation programs. Prudential Premier ® Retirement Variable Annuities with

HDI v. 3.0 requires allocation to a fixed-rate account that is invested in the general account and is credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the contract is not held to maturity.
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
Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. In addition, we consider external reinsurance a form of risk mitigation. Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd., an external counterparty, to reinsure approximately 50% of the HDI v. 3.0, the newest version of our variable annuity with a "highest daily" living benefits guarantee. This reinsurance agreement covers most new HDI v. 3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, subject to a maximum $5 billion of new rider purchase payments made through December 31, 2016.
The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, monthly rate setting, certain limitations on the amount of premiums accepted and/or subsequent contractholder deposits and an asset transfer feature, as well as required allocation to our general account for certain of our products. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of June 30, 2015, approximately $91.6 billion or 90% of total variable annuity account values contain a living benefit feature, compared to approximately $89.3 billion or 90% as of December 31, 2014. As of June 30, 2015, approximately $83.8 billion or 91% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $85.0 billion or 95% as of December 31, 2014.
As mentioned above, in addition to our asset transfer feature, we also manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated and unaffiliated reinsurance agreements. We reinsure the majority of our variable annuity living benefit guarantees that are not externally reinsured to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program is primarily executed within Pruco Re to manage capital markets risk associated with the reinsured optional living benefit guarantees. We use our hedging program to help manage certain risks associated with certain of our guarantees. The hedging program’s objective is to help mitigate fluctuations in net income and capital from living benefit liabilities due to capital market movements, within firm established tolerances. Through our hedging program, we enter into derivative positions that seek to offset the net change in our hedge target. In addition to mitigating fluctuations of the living benefit liabilities due to capital market movements, the hedging program is also focused on a long-term goal of accumulating assets that could be used to pay claims under these benefits irrespective of market path.
Term Life Insurance
The Company offers a variety of term life insurance products, which represent 65% of our net individual life insurance in force face amount at June 30, 2015, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.
Variable Life Insurance
The Company offers a number of individual variable life insurance products, which represent 21% of our net individual life insurance in force face amount at June 30, 2015, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable life insurance policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.
Universal Life Insurance
The Company offers universal life insurance products, which represent 14% of our net individual life insurance in force face amount at June 30, 2015, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, the Company offers universal life insurance products that allow the policyholder to allocate a portion of their account balance into accounts that provide interest or an interest component linked to S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.
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
Annually, we perform a comprehensive review of the assumptions used in establishing reserves and in calculating the amortization of DAC and other costs. As discussed in “-Results of Operations” below, beginning in 2015, we perform our annual review of assumptions during the second quarter.
DAC and Other Costs
DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “MD&A-Results of Operations”.
The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2015, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 4.7% near-term mean reversion equity rate of return.
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
For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2014, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Accounting Policies & Pronouncements-Application of Critical Accounting Estimates”.
Adoption of New Accounting Pronouncements
See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.
Changes in Financial Position
June 30, 2015 versus December 31, 2014
Assets increased by $2 billion, from $145.8 billion at December 31, 2014 to $147.8 billion at June 30, 2015. Significant components were:

•
Separate account assets increased $2,545 million from $109,194 million at December 31, 2014 to $111,739 million at June 30, 2015, primarily driven by market appreciation and positive net flows from variable annuity new business sales.

•
Total investments increased $350 million from $9,499 million at December 31, 2014 to $9,849 million at June 30, 2015, primarily driven by growth in the assets supporting the universal life and term life business and increased general account investments from variable annuity sales.

•
Reinsurance recoverables decreased $952 million from $20,594 million at December 31, 2014 to $19,642 million at June 30, 2015. The decrease was primarily driven by the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits reflecting higher interest rates. The decrease is partially offset by the impact of term and universal life business growth which increased ceded reserves and ceded policyholders’ account balances. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

Total liabilities increased $1.9 billion, from $141.3 billion at December 31, 2014 to $143.2 billion at June 30, 2015. Significant components were:

•	Separate account liabilities increased $2,545 million, corresponding to the increase in separate account assets described above.

•
Policyholder account balances increased $1,041 million, from $15,250 million at December 31, 2014 to $16,291 million at June 30, 2015, primarily driven by liabilities related to continued universal life business growth, as well as growth in the variable annuity product that offers HDI v. 3.0, which requires fund allocation into the general account.

•
Future policy benefits and other policyholder liabilities decreased $1,561 million, from $13,915 million at December 31, 2014 to $12,354 million at June 30, 2015, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, partially offset by higher reserve supporting term life business growth.

Results of Operations
Income (Loss) from Operations before Income Taxes
2015 to 2014 Three Months Comparison. Income from operations before income taxes decreased $64 million from income of $300 million in the second quarter of 2014 to $236 million in the second quarter of 2015. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions, as well as the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $197 million. The decrease was primarily driven by lower realized investment gains on the embedded derivatives related to the no-lapse guarantee reinsurance with UPARC, and higher operating expenses, partially offset by higher net asset-based fee income, net of a related increase in asset-based commissions.
The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected a favorable variance of $30 million, resulting from an amortization benefit of $69 million in the second quarter of 2015 compared to an amortization benefit of $39 million in the second quarter of 2014. The favorable variance was primarily driven by mark-to-market losses in the current quarter, compared to mark-to-market gains in the prior year quarter.
Adjustments to the reserves for the guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) features of our products and the amortization of DAC, DSI, and unearned revenue reserve (“URR”) included the impact from changes in the profitability of the business. These adjustments resulted in a net benefit of $96 million in the second quarter of 2015, compared to a net charge of $7 million in the second quarter of 2014. The net benefit in the second quarter of 2015 primarily reflected the impact of expected favorable future equity market performance and higher expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions. The net benefit also included a $46 million net benefit resulting from our annual review and update of assumptions and other refinements, driven by modifications to both our actuarial and economic assumptions. The net charge in the second quarter of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset favorable equity market performance.
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
2015 to 2014 Six Months Comparison. Income from operations before income taxes decreased $312 million from income of $646 million in the first six months of 2014 to $334 million in the first six months of 2015. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $211 million. The decrease was primarily driven by lower realized investment gains on the embedded derivatives related to the no-lapse guarantee reinsurance with UPARC and higher operating expenses, partially offset by higher net asset-based fee income, net of a related increase in asset-based commissions.
The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $264 million, resulting from an amortization expense of $176 million in the first six months of 2015 compared to an amortization benefit of $88 million in the first six months of 2014. The unfavorable variance was primarily driven by higher mark-to-market gains period over period.
Adjustments to the reserves for the GMDB and GMIB features of our products and the amortization of DAC, DSI, and URR included the impact from changes in the profitability of the business. These adjustments resulted in a net benefit of $146 million and a net charge of $17 million in the first six months of 2015 and 2014, respectively. The net benefit in the first six months of 2015 primarily reflected the impact of expected favorable future equity market performance and the net benefit resulting from an annual review and update of assumptions and other refinements, as discussed above. The net charge in the first six months of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and future expected claims relative to our assumptions, which more than offset the impact of favorable equity market performance.
Revenues, Benefits and Expenses
2015 to 2014 Three Months Comparison
Revenues decreased $181 million, primarily driven by a $202 million decrease in realized investment gains, primarily reflecting an unfavorable variance in the mark-to-market of the no-lapse guarantee reinsured to UPARC in our life products. Partially offsetting this decrease was an increase of $9 million in asset administration fees, driven by higher average separate account asset balances on annuity products. Also contributing to the increase was an increase of $7 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on contractholders’ fund balances.

Benefits and expenses decreased $118 million. This decrease was primarily driven by a favorable variance of $98 million in DAC amortization and a $36 million decrease in interest credited to policyholders’ account balances which includes DSI amortization. Lower DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. Partially offsetting these increases was a $31 million increase in general, administrative and other expenses, net of capitalization, driven by higher asset-based commissions in our annuity products due to account value growth, and higher operating expenses.
2015 to 2014 Six Months Comparison
Revenues decreased $162 million, primarily driven by a $229 million decrease in realized investment gains, primarily reflecting an unfavorable variance in the mark-to-market of the no-lapse guarantee reinsured to UPARC in our life products. Partially offsetting this decrease was an increase of $34 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on contractholders’ fund balances. Also contributing to the increase was an increase of $18 million in asset administration fees, driven by higher average separate account asset balances on annuity products.
Benefits and expenses increased $150 million. This increase was primarily driven by an unfavorable variance of $142 million in DAC amortization and $2 million increase in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above. General, administrative and other expenses, net of capitalization, increased $47 million, driven by higher asset-based commissions in our annuity products due to account value growth, and higher operating expenses. Partially offsetting these increases was a $42 million decrease in policyholders’ benefits, including changes in reserves, mainly driven by adjustments to the GMDB and GMIB reserves related to the impact of changes in the estimated profitability of our business as discussed above.
Income Taxes
Income tax expense provision amounted to an expense of $35 million and $118 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.
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
As of June 30, 2015, the Company remains subject to examination in the U.S. for tax years 2007 through 2014.
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
There is a possibility that the IRS and the U.S. Treasury will address, through guidance, issues related to the calculation of the DRD. For the last several years, revenue proposals included in the Obama Administration's budgets have included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.
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
Liquidity and Capital Resources
This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Prudential Financial is a “Designated Financial Company” under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified Prudential Financial as a G-SII. For information on the potential impact of this regulation on us, see “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Capital
Our capital management framework is primarily based on statutory risk based capital ("RBC") measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of June 30, 2015 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.
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
Capital Protection Framework
Prudential Financial employs a “Capital Protection Framework” ("the Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•
Equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital; and

•
Activities of Prudential Financial's business segments, including those for which specific risk mitigation strategies have been implemented, such as the living benefits hedging program within Pruco Re that covers certain risks associated with our variable annuity products.

The hedging strategy is periodically recalibrated in response to changing market conditions. The Framework accommodates periodic volatility within ranges that are deemed acceptable, while also providing for additional potential sources of capital, including on-balance sheet capital, derivatives, and contingent sources of capital. Although Prudential Financial continues to enhance its approach, we believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.
Affiliated Captive Reinsurance Companies
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our use of captive reinsurance companies.
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
Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2015 and December 31, 2014 the Company had liquid assets of $6,803 million and $6,610 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $250 million and $336 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, $6,031 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $425 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.
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
Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of June 30, 2015, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.25 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2015, an aggregate of $5.543 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $570 million from December 31, 2014.
In addition, as of June 30, 2015, our affiliated captive reinsurance companies had outstanding an aggregate of $4.0 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $2.4 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of June 30, 2015, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.
In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48”, that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015, but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 will, for a period of time, require our affiliated captives to hold cash or rated securities in greater amounts than they currently hold to support economic reserves for certain of their term and universal life policies that they reinsure. Our affiliated captives may seek to finance all or a portion of this requirement, but they have not yet finalized their funding plans.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. There have been no material changes in our market risk exposures from December 31, 2014, a description of which may be found in our Annual Report on Form 10-K, for the year ended December 31, 2014, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.
Item 4.  Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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
Date: August 13, 2015