Form 10-Q
period 2015-09-30
PRUCO LIFE INSURANCE CO
filed 2015-11-12
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
 _____________________________________
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 12, 2015, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the Registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:	4

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2015 and December 31, 2014	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014	5

	Unaudited Interim Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	7

	Notes to Unaudited Interim Consolidated Financial Statements	9

	1. Business and Basis of Presentation	9

	2. Significant Accounting Policies and Pronouncements	10

	3. Investments	10

	4. Fair Value of Assets and Liabilities	21

	5. Derivative Instruments	39

	6. Commitments, Contingent Liabilities and Litigation and Regulatory Matters	44

	7. Related Party Transactions	45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	62

PART II—OTHER INFORMATION		63

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 6.	Exhibits	64

SIGNATURES		65

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2015 and December 31, 2014 (in thousands, except share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015 – $6,460,366; 2014 – $5,866,873)	$6,614,791	$6,194,564
Equity securities, available-for-sale, at fair value (cost: 2015 – $59,600; 2014 – $28,881)	56,046	29,500
Trading account assets, at fair value	65,815	49,661
Policy loans	1,140,736	1,123,912
Short-term investments	135,450	121,272
Commercial mortgage and other loans	1,709,477	1,681,553
Other long-term investments	308,987	298,143
Total investments	10,031,302	9,498,605
Cash and cash equivalents	581,101	214,952
Deferred policy acquisition costs	4,886,176	5,066,855
Accrued investment income	96,356	90,506
Reinsurance recoverables	22,390,247	20,594,371
Receivables from parent and affiliates	286,165	261,915
Deferred sales inducements	680,100	836,791
Other assets	82,547	83,417
Separate account assets	106,289,140	109,194,192
TOTAL ASSETS	$145,323,134	$145,841,604
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$16,619,725	$15,250,055
Future policy benefits and other policyholder liabilities	15,265,581	13,915,330
Cash collateral for loaned securities	69,296	65,418
Income taxes	154,706	256,168
Short-term debt to affiliates	294,000	423,000
Long-term debt to affiliates	1,281,000	1,288,000
Payables to parent and affiliates	62,937	66,581
Other liabilities	879,755	828,875
Separate account liabilities	106,289,140	109,194,192
TOTAL LIABILITIES	140,916,140	141,287,619
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	779,973	792,153
Retained earnings	3,515,197	3,580,641
Accumulated other comprehensive income	109,324	178,691
TOTAL EQUITY	4,406,994	4,553,985
TOTAL LIABILITIES AND EQUITY	$145,323,134	$145,841,604
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2015 and 2014 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Premiums	$20,321	$11,620	$59,440	$44,872
Policy charges and fee income	547,404	501,995	1,618,202	1,538,816
Net investment income	102,215	100,954	307,121	302,651
Asset administration fees	84,814	95,948	285,866	279,099
Other income	11,714	15,391	43,944	41,965
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,099)	—	(1,514)	(363)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	19	—	51	236
Other realized investment gains (losses), net	(1,904)	(37,958)	(113,152)	79,368
Total realized investment gains (losses), net	(2,984)	(37,958)	(114,615)	79,241
TOTAL REVENUES	763,484	687,950	2,199,958	2,286,644
BENEFITS AND EXPENSES
Policyholders’ benefits	112,448	90,679	228,115	247,845
Interest credited to policyholders’ account balances	156,486	90,126	322,206	253,705
Amortization of deferred policy acquisition costs	408,510	75,386	697,570	221,974
General, administrative and other expenses	241,744	256,434	774,060	741,518
TOTAL BENEFITS AND EXPENSES	919,188	512,625	2,021,951	1,465,042
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(155,704)	175,325	178,007	821,602
Income tax expense (benefits)	(21,601)	3,146	13,451	121,184
NET INCOME (LOSS)	$(134,103)	$172,179	$164,556	$700,418
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(53)	(446)	(391)	(482)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	26,697	(35,786)	(97,212)	134,399
Reclassification adjustment for (gains) losses included in net income	(5,071)	(10,313)	(9,115)	(16,233)
Net unrealized investment gains (losses)	21,626	(46,099)	(106,327)	118,166
Other comprehensive income (loss), before tax	21,573	(46,545)	(106,718)	117,684
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(19)	(156)	(137)	(169)
Net unrealized investment gains (losses)	7,368	(16,135)	(37,214)	41,358
Total	7,349	(16,291)	(37,351)	41,189
Other comprehensive income (loss), net of tax	14,224	(30,254)	(69,367)	76,495
COMPREHENSIVE INCOME (LOSS)	$(119,879)	$141,925	$95,189	$776,913

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2015 and 2014 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,500	$792,153	$3,580,641	$178,691	$4,553,985
Dividend to parent	—	—	(230,000)	—	(230,000)
Contributed (distributed) capital-parent/child asset transfers	—	(12,180)	—	—	(12,180)
Comprehensive income (loss):
Net income (loss)	—	—	164,556	—	164,556
Other comprehensive income (loss), net of tax	—	—	—	(69,367)	(69,367)
Total comprehensive income (loss)					95,189
Balance, September 30, 2015	$2,500	$779,973	$3,515,197	$109,324	$4,406,994

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2013	$2,500	$804,237	$3,542,838	$56,646	$4,406,221
Dividend to parent	—	—	(338,000)	—	(338,000)
Contributed (distributed) capital-parent/child asset transfers	—	1,004	—	—	1,004
Comprehensive income (loss):
Net income (loss)	—	—	700,418	—	700,418
Other comprehensive income (loss), net of tax	—	—	—	76,495	76,495
Total comprehensive income (loss)					776,913
Balance, September 30, 2014	$2,500	$805,241	$3,905,256	$133,141	$4,846,138

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014 (in thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,556	$700,418
Adjustments to reconcile net income to net cash provided by operating activities:
Policy charges and fee income	(12,740)	(55,181)
Interest credited to policyholders’ account balances	322,206	253,705
Realized investment (gains) losses, net	114,615	(79,241)
Amortization and other non-cash items	(46,618)	(45,185)
Change in:
Future policy benefits and other insurance liabilities	1,107,838	1,019,549
Reinsurance recoverables	(1,060,191)	(1,004,762)
Accrued investment income	(5,850)	530
Net payable to/receivable from parent and affiliates	(34,759)	(26,301)
Deferred policy acquisition costs	248,479	(240,092)
Income taxes	(57,552)	60,974
Deferred sales inducements	(5,335)	(7,204)
Derivatives, net	189,021	3,386
Other, net	6,576	(9,847)
Cash flows from (used in) operating activities	$930,246	$570,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$639,458	$639,755
Short-term investments	589,448	286,358
Policy loans	97,107	87,805
Ceded policy loans	(5,902)	(7,371)
Commercial mortgage and other loans	120,930	76,513
Other long-term investments	13,046	5,928
Equity securities, available-for-sale	697	5,200
Trading account assets	1,500	1,375
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,216,321)	(1,054,570)
Short-term investments	(602,094)	(414,778)
Policy loans	(81,456)	(85,403)
Ceded policy loans	9,998	7,931
Commercial mortgage and other loans	(150,658)	(179,627)
Other long-term investments	(28,160)	(30,101)
Equity securities, available-for-sale	(31,063)	(40,101)
Trading account assets	(19,001)	(8,800)
Notes receivable from parent and affiliates, net	7,084	(3,512)
Derivatives, net	(11,859)	(12,453)
Other, net	1,353	2,581
Cash flows from (used in) investing activities	$(665,893)	$(723,270)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$2,807,379	$2,163,820
Ceded policyholders’ account deposits	(774,131)	(454,822)
Policyholders’ account withdrawals	(1,571,992)	(1,254,572)
Ceded policyholders’ account withdrawals	38,253	29,532
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	3,877	13,181
Dividend to parent	(230,000)	(338,000)
Contributed (distributed) capital - parent/child asset transfers	(18,739)	130
Net change in financing arrangements (maturities 90 days or less)	—	(2,900)
Proceeds from the issuance of debt (maturities longer than 90 days)	388,000	390,000
Repayments of debt (maturities longer than 90 days)	(524,000)	(340,000)
Drafts outstanding	(16,851)	9,906
Cash flows from (used in) financing activities	$101,796	$216,275
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	366,149	63,754
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	214,952	307,243
CASH AND CASH EQUIVALENTS, END OF PERIOD	$581,101	$370,997
See Notes to Unaudited Interim Consolidated Financial Statements

Significant Non-Cash Transactions

Cash Flows from Investing Activities for the nine months ended September 30, 2014 excludes $178 million of decreases in fixed maturities, available-for-sale, commercial mortgages and private equity related to the amendments of the reinsurance agreements between Pruco Life Insurance Company and Prudential Universal Reinsurance Company (“PURC”), an affiliate, in the third quarter of 2014.

Cash Flows from Investing Activities for the nine months ended September 30, 2014 excludes $61 million of decreases in fixed maturities, available-for-sale, related to the tax settlements with Prudential Financial, Inc., which are related to the amendments of the reinsurance agreements between Pruco Life Insurance Company and Universal Prudential Arizona Reinsurance Company (“UPARC”), an affiliate, and Pruco Life Insurance Company and PURC in the third quarter of 2014.

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
Future Adoption of New Accounting Pronouncements
In May 2014, the FASB issued updated guidance on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017 and must be applied using one of two retrospective application methods. Early adoption is permitted for only annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.
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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS
Fixed Maturities and Equity Securities
The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-than- temporary Impairments in AOCI (3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$87,232	$8,986	$203	$96,015	$—
Obligations of U.S. states and their political subdivisions	576,012	15,789	3,537	588,264	—
Foreign government bonds	66,294	3,326	2,775	66,845	—
Public utilities	742,873	39,644	12,539	769,978	—
Redeemable preferred stock	5,299	1,552	145	6,706	—
All other corporate securities	4,031,690	158,470	85,583	4,104,577	(236)
Asset-backed securities (1)	444,982	6,933	1,251	450,664	(3,084)
Commercial mortgage-backed securities	386,436	16,989	401	403,024	—
Residential mortgage-backed securities (2)	119,548	9,179	9	128,718	(726)
Total fixed maturities, available-for-sale	$6,460,366	$260,868	$106,443	$6,614,791	$(4,046)
Equity securities, available-for-sale
Common stocks:
Public utilities	$66	$3	$19	$50
Industrial, miscellaneous & other	1	174	1	174
Mutual funds	59,533	275	3,986	55,822
Non-redeemable preferred stocks	—	—	—	—
Total equity securities, available-for-sale	$59,600	$452	$4,006	$56,046

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of other-than-temporary impairment losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $9 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2015, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$300,027	$301,636
Due after one year through five years	1,100,953	1,154,640
Due after five years through ten years	1,291,564	1,309,668
Due after ten years	2,816,856	2,866,441
Asset-backed securities	444,982	450,664
Commercial mortgage-backed securities	386,436	403,024
Residential mortgage-backed securities	119,548	128,718
Total	$6,460,366	$6,614,791
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
The following table depicts the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$20,079	$8,665	$155,013	$127,142
Proceeds from maturities/repayments	186,612	158,912	488,780	506,694
Gross investment gains from sales, prepayments and maturities	6,226	6,815	11,289	13,641
Gross investment losses from sales and maturities	(420)	(301)	(1,054)	(1,225)
Equity securities, available-for-sale
Proceeds from sales	$687	$—	$687	$5,210
Gross investment gains from sales	345	—	345	145
Gross investment losses from sales	—	—	—	—
Fixed maturity and equity security impairments
Net writedowns for other-than-temporary impairment losses on fixed maturities recognized in earnings (1)	$(1,080)	$—	$(1,463)	$(127)
Writedowns for impairments on equity securities	—	—	(2)	—

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

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(in thousands)
Balance, beginning of period	$8,556	$8,729
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,022)	(1,155)
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	44	71
Increases due to the passage of time on previously recorded credit losses	78	155
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(60)	(204)
Balance, end of period	$7,596	$7,596

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
	(in thousands)
Balance, beginning of period	$8,547	$14,661
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(61)	(5,979)
Credit loss impairment recognized in the current period on securities not previously impaired	—	—
Additional credit loss impairments recognized in the current period on securities previously impaired	—	—
Increases due to the passage of time on previously recorded credit losses	78	280
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(42)	(440)
Balance, end of period	$8,522	$8,522

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets
The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$50,547	$47,567	$43,490	$44,121
Equity securities	14,761	18,248	3,447	5,540
Total trading account assets	$65,308	$65,815	$46,937	$49,661
The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $(2.8) million and $(1.1) million for the three months ended September 30, 2015 and 2014, respectively, and $(2.2) million and $(0.4) million during the nine months ended September 30, 2015 and 2014, respectively.
Commercial Mortgage and Other Loans
The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2015		December 31, 2014
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Retail	$443,527	26.0%	$439,679	26.2%
Apartments/Multi-Family	421,133	24.7	401,568	23.9
Industrial	275,163	16.1	286,104	17.1
Office	274,751	16.1	244,072	14.6
Other	92,842	5.4	99,083	5.9
Hospitality	86,459	5.2	92,126	5.5
Total commercial mortgage loans	1,593,875	93.5	1,562,632	93.2
Agricultural property loans	110,991	6.5	114,665	6.8
Total commercial mortgage and agricultural property loans by property type	1,704,866	100.0%	1,677,297	100.0%
Valuation allowance	(3,799)		(4,154)
Total net commercial mortgage and agricultural property loans by property type	1,701,067		1,673,143
Other Loans
Uncollateralized loans	8,410		8,410
Valuation allowance	—		—
Total other loans	8,410		8,410
Total commercial mortgage and other loans	$1,709,477		$1,681,553
The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States with the largest concentrations in California (23%), Texas (11%), and New Jersey (9%) at September 30, 2015.

 Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Allowance for credit losses, beginning of year	$4,154	$8,904
Addition to (release of) allowance for losses	(355)	(1,832)
Charge-offs, net of recoveries	—	(2,918)
Total ending balance (1)	$3,799	$4,154

(1)	Agricultural loans represent $0.1 million of the ending allowance as of both September 30, 2015 and December 31, 2014.
The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015	December 31, 2014
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment (1)	$761	$940
Collectively evaluated for impairment (2)	3,038	3,214
Total ending balance	$3,799	$4,154
Recorded Investment: (3)
Gross of reserves: individually evaluated for impairment (1)	$22,654	$15,875
Gross of reserves: collectively evaluated for impairment (2)	1,690,622	1,669,832
Total ending balance, gross of reserves	$1,713,276	$1,685,707

(1)
There were $0.3 million of agricultural loans individually evaluated for impairment as of September 30, 2015 and no agricultural loans individually evaluated for impairment as of December 31, 2014 . There were no uncollateralized loans individually evaluated for impairment as of both September 30, 2015 and December 31, 2014.

(2)
Agricultural loans collectively evaluated for impairment had a recorded investment of $111 million and $115 million at September 30, 2015 and December 31, 2014, respectively, and a related allowance of $0.1 million for both periods. Uncollateralized loans collectively evaluated for impairment had a recorded investment of $8 million as of both September 30, 2015 and December 31, 2014 and no related allowance for both periods.

(3)	Recorded investment reflects the balance sheet carrying value gross of related allowance.
Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses, as of September 30, 2015, had a recorded investment and unpaid principal balance of $15.9 million and related allowance of $0.8 million primarily related to office property types. Impaired commercial mortgage and other loans identified in management’s specific review of probable loan losses, as of December 31, 2014, had a recorded investment and unpaid principal balance of $15.9 million and related allowance of $0.9 million primarily related to office property types. As of both September 30, 2015 and December 31, 2014, the Company held no impaired agricultural or uncollateralized loans. Net investment income recognized on impaired commercial mortgage loans totaled $0.6 million for the nine months ended September 30, 2015 and $0.8 million for the year ended December 31, 2014. Impaired commercial mortgage and other loans with no allowance for losses are loans in which the fair value of the collateral or the net present value of the loans’ expected future cash flows equals or exceeds the recorded investment. See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, for information regarding the Company’s accounting policies for non-performing loans.
The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:
Total commercial mortgage and agricultural property loans

	Debt Service Coverage Ratio - September 30, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$981,593	$16,345	$16,715	$1,014,653
60%-69.99%	416,953	25,060	4,057	446,070
70%-79.99%	209,576	10,715	—	220,291
Greater than 80%	—	18,826	5,026	23,852
Total commercial mortgage and agricultural property loans	$1,608,122	$70,946	$25,798	$1,704,866

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Debt Service Coverage Ratio - December 31, 2014
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$997,610	$24,491	$9,393	$1,031,494
60%-69.99%	372,958	15,741	13,981	402,680
70%-79.99%	177,956	31,463	3,493	212,912
Greater than 80%	2,991	22,068	5,152	30,211
Total commercial mortgage and agricultural property loans	$1,551,515	$93,763	$32,019	$1,677,297
As of both September 30, 2015 and December 31, 2014, $1.7 billion of commercial mortgage and other loans were in current status, and no loans were classified as past due. The Company defines current in its aging of past due commercial mortgage and other loans as less than 30 days past due.
As of both September 30, 2015 and December 31, 2014, $15.9 million of commercial mortgage and other loans were in nonaccrual status based upon the recorded investment gross of allowance for credit losses. Nonaccrual loans are those on which the accrual of interest has been suspended after the loans become 90 days delinquent as to principal or interest payments, or earlier when the Company has doubts about collectability and loans for which a loan specific reserve has been established. See Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion regarding nonaccrual status loans.
For the three and nine months ended September 30, 2015 and 2014, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.
The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2015 and December 31, 2014, the Company had no significant commitments to fund to borrowers that have been involved in a troubled debt restructuring. During the three and nine months ended September 30, 2015 and 2014, there were no new troubled debt restructurings related to commercial mortgage and other loans, and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the 12 months preceding each respective period. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.
As of both September 30, 2015 and December 31, 2014, the Company did not have any foreclosed residential real estate property.
Net Investment Income
Net investment income for the three and nine months ended September 30, 2015 and 2014, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities, available-for-sale	$68,428	$65,656	$198,912	$197,684
Equity securities, available-for-sale	—	—	1	1
Trading account assets	774	206	2,021	603
Commercial mortgage and other loans	21,891	20,963	64,427	61,684
Policy loans	16,155	15,634	46,641	45,432
Short-term investments and cash equivalents	203	89	662	349
Other long-term investments	578	3,467	11,332	11,486
Gross investment income	108,029	106,015	323,996	317,239
Less: investment expenses	(5,814)	(5,061)	(16,875)	(14,588)
Net investment income	$102,215	$100,954	$307,121	$302,651
 The Company had $0.6 million and $0.8 million of investments in low-income housing tax credit limited partnerships and has committed to fund less than $0.1 million as of both September 30, 2015 and December 31, 2014.
Generally, the Company uses the equity method of accounting for these investments. The Company recognized less than $0.1 million of equity method gains and utilized $0.1 million of tax credits associated with these investments for the three months ended September 30, 2015 and 2014, respectively. The Company recognized $0.1 million of equity method gains and utilized $0.2 million

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

of tax credits associated with these investments for the nine months ended September 30, 2015 and 2014. There were no impairment losses from forfeiture or ineligibility of tax credits.

Realized Investment Gains (Losses), Net
Realized investment gains (losses), net, for the three and nine months ended September 30, 2015 and 2014, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fixed maturities	$4,726	$10,313	$8,772	$16,088
Equity securities	345	—	343	145
Commercial mortgage and other loans	76	5,217	355	4,913
Joint ventures and limited partnerships	23	—	188	—
Derivatives	(8,156)	(53,489)	(124,318)	58,076
Other	2	1	45	19
Realized investment gains (losses), net	$(2,984)	$(37,958)	$(114,615)	$79,241
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2015 and 2014, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(67)	$178,758	$178,691
Change in other comprehensive income (loss) before reclassifications	(391)	(97,212)	(97,603)
Amounts reclassified from AOCI	—	(9,115)	(9,115)
Income tax benefit (expense)	137	37,214	37,351
Balance, September 30, 2015	$(321)	$109,645	$109,324

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses) (1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2013	$403	$56,243	$56,646
Change in other comprehensive income (loss) before reclassifications	(482)	134,399	133,917
Amounts reclassified from AOCI	—	(16,233)	(16,233)
Income tax benefit (expense)	169	(41,358)	(41,189)
Balance, September 30, 2014	$90	$133,051	$133,141

(1)
Includes cash flow hedges of $40 million and $12 million as of September 30, 2015 and December 31, 2014, respectively, and $(6) million and $(5) million as of September 30, 2014 and December 31, 2013, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate (3)	$2,981	$4,259
Net unrealized investment gains (losses) on available-for-sale securities (4)	2,090	4,856
Total net unrealized investment gains (losses)	5,071	9,115
Total reclassifications for the period	$5,071	$9,115

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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
Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$5,333	$(2,538)	$1,228	$(1,440)	$2,583
Net investment gains (losses) on investments arising during the period	121	—	—	(42)	79
Reclassification adjustment for (gains) losses included in net income	(224)	—	—	78	(146)
Reclassification adjustment for OTTI losses excluded from net income (1)	7	—	—	(2)	5
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	1,192	—	(417)	775
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(109)	38	(71)
Balance, September 30, 2015	$5,237	$(1,346)	$1,119	$(1,785)	$3,225

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments (2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances (3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2014	$344,577	$(112,829)	$39,122	$(94,695)	$176,175
Net investment gains (losses) on investments arising during the period	(141,204)	—	—	49,421	(91,783)
Reclassification adjustment for (gains) losses included in net income	(8,890)	—	—	3,112	(5,779)
Reclassification adjustment for OTTI losses excluded from net income (1)	(7)	—	—	2	(5)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	—	68,943	—	(24,130)	44,813
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	—	—	(26,156)	9,155	(17,001)
Balance, September 30, 2015	$194,476	$(43,886)	$12,966	$(57,135)	$106,420

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(3)	Balances are net of reinsurance.

Net Unrealized Gains (Losses) on Investments by Asset Class
The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$5,237	$5,333
Fixed maturity securities, available-for-sale - all other	149,188	322,358
Equity securities, available-for-sale	(3,554)	619
Derivatives designated as cash flow hedges (1)	40,260	11,585
Other investments	8,581	10,015
Net unrealized gains (losses) on investments	$199,712	$349,910

(1)	See Note 5 for more information on cash flow hedges.

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

	September 30, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$4,020	$203	$—	$—	$4,020	$203
Obligations of U.S. states and their political subdivisions	169,219	3,537	—	—	169,219	3,537
Foreign government bonds	31,954	2,775	—	—	31,954	2,775
Public utilities	218,305	8,681	22,509	3,858	240,814	12,539
All other corporate securities	1,219,946	65,658	127,647	20,070	1,347,593	85,728
Asset-backed securities	183,766	713	91,226	538	274,992	1,251
Commercial mortgage-backed securities	66,998	309	4,398	92	71,396	401
Residential mortgage-backed securities	—	—	1,633	9	1,633	9
Total	$1,894,208	$81,876	$247,413	$24,567	$2,141,621	$106,443
Equity securities, available-for-sale	$42,753	$3,611	$4,606	$395	$47,359	$4,006

	December 31, 2014
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$994	$1	$—	$—	$994	$1
Obligations of U.S. states and their political subdivisions	9,852	125	2,886	62	12,738	187
Foreign government bonds	2,246	14	—	—	2,246	14
Public utilities	30,974	1,618	45,756	1,670	76,730	3,288
All other corporate securities	356,348	13,194	260,985	7,763	617,333	20,957
Asset-backed securities	209,774	737	54,711	473	264,485	1,210
Commercial mortgage-backed securities	15,824	155	87,606	1,713	103,430	1,868
Residential mortgage-backed securities	776	11	3,878	14	4,654	25
Total	$626,788	$15,855	$455,822	$11,695	$1,082,610	$27,550
Equity securities, available-for-sale	$14,706	$295	$—	$—	$14,706	$295

The gross unrealized losses on fixed maturity securities at September 30, 2015 and December 31, 2014, were composed of $89.9 million and $21.3 million related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $16.5 million and $6.3 million related to other than high or highest quality securities based on NAIC or equivalent rating, respectively. At September 30, 2015, the $24.6 million of gross unrealized losses of twelve months or more were concentrated in the energy, utility, finance and consumer non-cyclical sectors of the Company's corporate securities. At December 31, 2014, the $12 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical, consumer cyclical and utility sectors of the Company's corporate securities and commercial mortgage-backed securities. In accordance with its policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment to earnings for other-than-temporary impairments for these securities was not warranted as of September 30, 2015 or December 31, 2014. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

September 30, 2015, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of its remaining amortized cost basis.
As of September 30, 2015, less than $0.1 million of the gross unrealized losses related to equity securities represented declines in value of greater than 20%, all of which had been in that position for less than six months. As of December 31, 2014, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with our policy described in Note 2 to the Company’s Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, the Company concluded that an adjustment for other-than-temporary impairments for these equity securities was not warranted as of September 30, 2015 or December 31, 2014.
Securities Lending and Repurchase Agreements
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2015, the Company had $69 million of securities lending transactions recorded as "Cash collateral loaned for securities," comprised of $57 million in corporate securities, $7 million in foreign government bonds and $5 million in U.S treasuries and government obligations. Of the $69 million of securities lending transactions, $68 million have a remaining contractual maturity that is overnight and continuous, while the other $1 million have a remaining contractual maturity of up to thirty days. As of September 30, 2015, the Company had no repurchase transactions.
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
Level 3 - Fair value is based on at least one or more significant unobservable inputs for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, certain real estate funds for which the Company is the general partner and embedded derivatives resulting from reinsurance or certain products with guaranteed benefits.
Assets and Liabilities by Hierarchy Level - The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$96,015	$—	$—	$96,015
Obligations of U.S. states and their political subdivisions	—	588,264	—	—	588,264
Foreign government bonds	—	66,845	—	—	66,845
Corporate securities	—	4,792,914	88,347	—	4,881,261
Asset-backed securities	—	295,383	155,281	—	450,664
Commercial mortgage-backed securities	—	403,024	—	—	403,024
Residential mortgage-backed securities	—	128,718	—	—	128,718
Sub-total	—	6,371,163	243,628	—	6,614,791
Trading account assets:
Corporate securities	—	45,574	—	—	45,574
Asset-backed securities	—	1,993	—	—	1,993
Equity securities	—	—	18,248	—	18,248
Sub-total	—	47,567	18,248	—	65,815
Equity securities, available-for-sale	49	55,823	174	—	56,046
Short-term investments	117,148	18,302	—	—	135,450
Cash equivalents	3,534	250,152	—	—	253,686
Other long-term investments	—	403,288	2,169	(377,506)	27,951
Reinsurance recoverables	—	—	5,388,800	—	5,388,800
Receivables from parent and affiliates	—	172,302	3,030	—	175,332
Sub-total excluding separate account assets	120,731	7,318,597	5,656,049	(377,506)	12,717,871
Separate account assets (2)	—	105,927,551	361,589	—	106,289,140
Total assets	$120,731	$113,246,148	$6,017,638	$(377,506)	$119,007,011
Future policy benefits (3)	$—	$—	$5,661,265	$—	$5,661,265
Payables to parent and affiliates	—	41,949	—	(41,949)	—
Total liabilities	$—	$41,949	$5,661,265	$(41,949)	$5,661,265

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Level 1	Level 2	Level 3	Netting (1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$—	$92,082	$—	$—	$92,082
Obligations of U.S. states and their political subdivisions	—	325,654	—	—	325,654
Foreign government bonds	—	38,498	—	—	38,498
Corporate securities	—	4,612,357	84,801	—	4,697,158
Asset-backed securities	—	302,034	100,217	—	402,251
Commercial mortgage-backed securities	—	498,879	—	—	498,879
Residential mortgage-backed securities	—	140,042	—	—	140,042
Sub-total	—	6,009,546	185,018	—	6,194,564
Trading account assets:
Corporate securities	—	42,131	—	—	42,131
Asset-backed securities	—	1,990	—	—	1,990
Equity securities	—	—	5,540	—	5,540
Sub-total	—	44,121	5,540	—	49,661
Equity securities, available-for-sale	107	28,643	750	—	29,500
Short-term investments	6,997	114,275	—	—	121,272
Cash equivalents	41,584	26,259	—	—	67,843
Other long-term investments	—	242,523	2,115	(215,066)	29,572
Reinsurance recoverables	—	—	4,897,545	—	4,897,545
Receivables from parent and affiliates	—	158,469	19,203	—	177,672
Sub-total excluding separate account assets	48,688	6,623,836	5,110,171	(215,066)	11,567,629
Separate account assets (2)	—	108,891,268	302,924	—	109,194,192
Total assets	$48,688	$115,515,104	$5,413,095	$(215,066)	$120,761,821
Future policy benefits (3)	$—	$—	$4,993,611	$—	$4,993,611
Payables to parent and affiliates	—	58,687	—	(58,687)	—
Total liabilities	$—	$58,687	$4,993,611	$(58,687)	$4,993,611

(1)
“Netting” amounts represent cash collateral of $336 million and $156 million as of September 30, 2015 and December 31, 2014, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of September 30, 2015, the net embedded derivative liability position of $5,661 million includes $560 million of embedded derivatives in an asset position and $6,221 million of embedded derivatives in a liability position. As of December 31, 2014, the net embedded derivative liability position of $4,994 million includes $577 million of embedded derivatives in an asset position and $5,571 million of embedded derivatives in a liability position.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of September 30, 2015 and December 31, 2014, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Trading Account Assets - Trading account assets consist primarily of corporate and equity securities, asset-backed securities and perpetual preferred stock whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities”.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values. As of September 30, 2015 and December 31, 2014, there were $0.7 million and $0.6 million, respectively, of internally valued derivatives with the fair value classified within Level 3, and all other derivatives were classified within Level 2. See Note 5 for more details on the fair value of derivative instruments by primary underlying.
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
Transfers between Levels 1 and 2 - Overall, transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the three and nine months ended September 30, 2015, there were no transfers between Levels 1 and 2. During the three months ended September 30, 2014, there were no transfers between Level 1 and Level 2. During the nine months ended September 30, 2014, $1.9 million was transferred from Level 1 to Level 2.
Level 3 Assets and Liabilities by Price Source - The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	September 30, 2015
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$31,669	$56,678	$88,347
Asset-backed securities	193	155,088	155,281
Equity securities	174	18,248	18,422
Other long-term investments	731	1,438	2,169
Reinsurance recoverables	5,388,800	—	5,388,800
Receivables from parent and affiliates	—	3,030	3,030
Subtotal excluding separate account assets	5,421,567	234,482	5,656,049
Separate account assets	87,497	274,092	361,589
Total assets	$5,509,064	$508,574	$6,017,638
Future policy benefits	$5,661,265	$—	$5,661,265
Total liabilities	$5,661,265	$—	$5,661,265

	December 31, 2014
	Internal (1)	External (2)	Total
	(in thousands)
Corporate securities	$23,712	$61,089	$84,801
Asset-backed securities	264	99,953	100,217
Equity securities	750	5,540	6,290
Other long-term investments	565	1,550	2,115
Reinsurance recoverables	4,897,545	—	4,897,545
Receivables from parent and affiliates	—	19,203	19,203
Subtotal excluding separate account assets	4,922,836	187,335	5,110,171
Separate account assets	84,111	218,813	302,924
Total assets	$5,006,947	$406,148	$5,413,095
Future policy benefits	$4,993,611	$—	$4,993,611
Total liabilities	$4,993,611	$—	$4,993,611

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

	September 30, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$31,669	Discounted cash flow	Discount rate	7.04%		14.99%		9.33%		Decrease
		Market comparables	EBITDA multiples (2)	4.9	X	5	X	4.9	X	Increase
Reinsurance recoverables - Living Benefits	$5,067,922	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$320,878	Discounted cash flow	Lapse rate (3)	0%		12%				Decrease
			NPR spread (4)	0.03%		1.85%				Decrease
			Mortality rate (5)	0%		20%				Decrease
			Premium Payment (6)	1	X	3.75	X			Decrease
Liabilities:
Future policy benefits (7)	$5,661,265	Discounted cash flow	Lapse rate (8)	0%		14%				Decrease
			NPR spread (4)	0.03%		1.85%				Decrease
			Utilization rate (9)	56%		96%				Increase
			Withdrawal rate (10)	74%		100%				Increase
			Mortality rate (11)	0%		14%				Decrease
			Equity Volatility curve	20%		29%				Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value (1)
	(in thousands)
Assets:
Corporate securities	$23,712	Discounted cash flow	Discount rate	10.00%		11.75%		10.52%		Decrease
		Market comparables	EBITDA multiples (2)	6.1	X	6.1	X	6.1	X	Increase
Reinsurance recoverables - Living Benefits	$4,521,928	Fair values are determined in the same manner as future policy benefits

Reinsurance recoverables - No Lapse Guarantee	$375,617	Discounted cash flow	Lapse rate (3)	0%		15%				Decrease
			NPR spread (4)	0%		1.30%				Decrease
			Mortality rate (5)	0%		18%				Decrease
			Premium payment (6)	1	X	3.75	X			Decrease
Liabilities:
Future policy benefits (7)	$4,993,611	Discounted cash flow	Lapse rate (8)	0%		14%				Decrease
			NPR spread (4)	0%		1.30%				Decrease
			Utilization rate (9)	63%		96%				Increase
			Withdrawal rate (10)	74%		100%				Increase
			Mortality rate (11)	0%		14%				Decrease
			Equity volatility curve	17%		28%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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
Real Estate and Other Invested Assets - Separate account assets include $87.5 million and $84.1 million of investments in real estate as of September 30, 2015 and December 31, 2014, respectively, that are classified as Level 3 and reported at fair value which is determined by the Company’s equity in net assets of the entities. In general, these fair value estimates of real estate are based on property appraisal reports prepared by independent real estate appraisers. Key inputs and assumptions to the appraisal process include rental income and expense amounts, related growth rates, discount rates and capitalization rates. Because of the subjective nature of inputs and the judgment involved in the appraisal process, real estate investments are typically included in the Level 3 classification. Key unobservable inputs to real estate valuation include capitalization rates, which ranged from 4.75% to 10.00% (6.16% weighted average) as of September 30, 2015 and 5.00% to 10.00% (6.68% weighted average) as of December 31, 2014, and discount rates which ranged from 6.00% to 11.00% (6.98% weighted average) as of September 30, 2015 and 6.75% to 11.00% (7.66% weighted average) as of December 31, 2014.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities - The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for- Sale	Other Long-term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$80,482	$172,200	$18,369	$853	$2,327
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,245)	24	—	337	(630)
Asset management fees and other income	—	—	(121)	—	(21)
Included in other comprehensive income (loss)	(1)	(529)	—	(339)	—
Net investment income	(13)	141	—	—	(16)
Purchases	72,343	1	—	—	611
Sales	(54,841)	(2,500)	—	—	—
Issuances	—	—	—	—	—
Settlements	(8,379)	(1,949)	—	(677)	(102)
Transfers into Level 3 (2)	—	11,502	—	—	—
Transfers out of Level 3 (2)	1	(23,609)	—	—	—
Fair Value, end of period assets/(liabilities)	$88,347	$155,281	$18,248	$174	$2,169
Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$(1,035)	$—	$—	$—	$(631)
Asset management fees and other income	$—	$—	$(122)	$—	$(2)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015
	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$3,023,119	$2,550	$337,406	$(3,117,171)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	2,194,352	—	1,243	(2,365,205)
Asset management fees and other income	—	—	—	—
Interest credited to policyholders’ account balances	—	—	(6,285)	—
Included in other comprehensive income (loss)	—	4	—	—
Net investment income	—	—	—	—
Purchases	171,329	—	123,150	—
Sales	—	—	(93,925)	—
Issuances	—	—	—	(178,889)
Settlements	—	—	—	—
Transfers into Level 3 (2)	—	2,468	—	—
Transfers out of Level 3 (2)	—	(1,992)	—	—
Fair Value, end of period assets/(liabilities)	$5,388,800	$3,030	$361,589	$(5,661,265)
Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$2,215,567	$—	$—	$(2,388,177)
Asset management fees and other income	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$(6,284)	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for-Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$84,801	$100,217	$5,540	$750
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(1,541)	23	—	337
Asset management fees and other income	—	—	2,207	—
Included in other comprehensive income (loss)	281	180	—	(236)
Net investment income	(7)	125	—	—
Purchases	186,352	111,760	—	—
Sales	(164,876)	(39,631)	—	—
Issuances	—	—	—	—
Settlements	(9,982)	(2,075)	(1,500)	(677)
Transfers into Level 3 (2)	1,530	59,010	—	—
Transfers out of Level 3 (2)	(8,211)	(74,328)	—	—
Other (4)	—	—	12,001	—
Fair Value, end of period assets/(liabilities)	$88,347	$155,281	$18,248	$174
Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$(1,392)	$—	$—	$—
Asset management fees and other income	$—	$—	$2,162	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$2,115	$4,897,545	$19,203	$302,924	$(4,993,611)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	(785)	(12,541)	—	5,863	(135,978)
Asset management fees and other income	(10)	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	(2,990)	—
Included in other comprehensive income (loss)	—	—	6	—	—
Net investment income	—	—	—	—	—
Purchases	997	503,796	—	246,975	—
Sales	—	—	—	(191,183)	—
Issuances	—	—		—	(531,676)
Settlements	(118)	—		—	—
Transfers into Level 3 (2)	—	—	4,454	—	—
Transfers out of Level 3 (2)	(30)	—	(20,633)	—	—
Fair Value, end of period assets/(liabilities)	$2,169	$5,388,800	$3,030	$361,589	$(5,661,265)
Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$(785)	$105,211	$—	$—	$(235,170)
Asset management fees and other income	$10	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$(2,990)	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Fixed Maturities Available-For-Sale
	Corporate Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for-Sale
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$22,097	$66,179	$1,463	$546
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	531	—	—	—
Asset management fees and other income	—	—	—	—
Included in other comprehensive income (loss)	406	89	—	65
Net investment income	18	(34)	—	—
Purchases	12,840	83,866	—	—
Sales	(1,844)	—	—	(1)
Settlements	(5,101)	(15,202)	—	—
Transfers into Level 3 (2)	538	709	—	—
Transfers out of Level 3 (2)	—	(3,319)	—	—
Fair Value, end of period assets/(liabilities)	$29,485	$132,288	$1,463	$610
Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$—

	Three Months Ended September 30, 2014
	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,805	$1,713,132	$23,817	$285,811	$(1,700,747)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	100	1,061,086	—	721	(1,080,155)
Asset management fees and other income	(42)	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	3,450	—
Included in other comprehensive income (loss)	—	—	(41)	—	—
Net investment income	—	—	(25)	—	—
Purchases	262	149,405	(1)	13,763	—
Sales	—	—	—	(17,316)	—
Issuances	—	—	—	—	(165,606)
Settlements	—	—	—	—	—
Transfers into Level 3 (2)	—	—	—	—	—
Transfers out of Level 3 (2)	—	—	(4,451)	—	—
Fair Value, end of period assets/(liabilities)	$2,125	$2,923,623	$19,299	$286,429	$(2,946,508)
Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$100	$1,071,165	$—	$—	$(1,087,120)
Asset management fees and other income	$(42)	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$3,449	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Fixed Maturities Available-for-Sale
	Corporate Securities	Asset-Backed Securities	Commercial Mortgage- Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for-Sale	Short-Term Investments
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$18,293	$80,934	$—	$2,731	$569	$18
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	787	113	—	—	—	—
Asset management fees and other income	—	—	—	107	—	—
Included in other comprehensive income (loss)	791	196	(2)	—	106	—
Net investment income	49	88	—	—	—	—
Purchases	25,426	83,866	28,077	—	—	—
Sales	(7,035)	—	—	—	(65)	—
Settlements	(6,937)	(48,644)	—	(1,375)	—	—
Transfers into Level 3 (2)	2,769	31,862	—	—	—	—
Transfers out of Level 3 (2)	(4,658)	(16,127)	(28,075)	—	—	—
Fair Value, end of period assets/(liabilities)	$29,485	$132,288	$—	$1,463	$610	$18
Unrealized gains (losses) for assets still held (3):
Included in earnings:
Realized investment gains (losses), net	$(101)	$—	$—	$—	$—	$—
Asset management fees and other income	$—	$—	$—	$109	$—	$—

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2014
	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Separate Account Assets (1)	Future Policy Benefits
	(in thousands)
Fair Value, beginning of period assets/(liabilities)	$1,168	$(376,868)	$4,121	$279,842	$348,399
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	191	2,862,059	—	2,706	(2,812,836)
Asset management fees and other income	(47)	—	—	—	—
Interest credited to policyholders’ account balances	—	—	—	10,172	—
Included in other comprehensive income (loss)	—	—	(25)	—	—
Net investment income	—	—	—	—	—
Purchases	398	438,432	18,648	53,532	—
Sales	—	—	—	(59,823)	—
Issuances	—	—	—	—	(482,071)
Settlements	(12)	—	—	—	—
Transfers into Level 3 (2)	427	—	1,985	—	—
Transfers out of Level 3 (2)	—	—	(5,430)	—	—
Fair Value, end of period assets/(liabilities)	$2,125	$2,923,623	$19,299	$286,429	$(2,946,508)
Unrealized gains (losses) for assets/liabilities still held (3):
Included in earnings:
Realized investment gains (losses), net	$191	$2,858,981	$—	$—	$(2,806,201)
Asset management fees and other income	$(47)	$—	$—	$—	$—
Interest credited to policyholders’ account balances	$—	$—	$—	$10,172	$—

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

(2)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(3)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(4)	Other primarily represents reclassifications of certain assets between reporting categories.

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

	September 30, 2015
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$8,647	$1,767,340	$1,775,987	$1,709,477
Policy loans	—	—	1,140,736	1,140,736	1,140,736
Other long-term investments	—	—	20,802	20,802	20,016
Cash and cash equivalents	19,543	307,872	—	327,415	327,415
Accrued investment income	—	96,356	—	96,356	96,356
Receivables from parent and affiliates	—	110,833	—	110,833	110,833
Other assets	—	27,651	—	27,651	27,651
Total assets	$19,543	$551,359	$2,928,878	$3,499,780	$3,432,484
Liabilities:
Policyholders’ account balances - investment contracts	$—	$916,013	$239,597	$1,155,610	$1,161,766
Cash collateral for loaned securities	—	69,296	—	69,296	69,296
Short-term debt	—	296,278	—	296,278	294,000
Long-term debt	—	1,512,547	—	1,512,547	1,281,000
Payables to parent and affiliates	—	62,937	—	62,937	62,937
Other liabilities	—	326,316	—	326,316	326,316
Total liabilities	$—	$3,183,387	$239,597	$3,422,984	$3,195,315

	December 31, 2014
	Fair Value				Carrying Amount (1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$—	$8,486	$1,775,949	$1,784,435	$1,681,553
Policy loans	—	—	1,123,912	1,123,912	1,123,912
Other long-term investments	—	—	11,085	11,085	10,168
Cash and cash equivalents	53,476	93,633	—	147,109	147,109
Accrued investment income	—	90,506	—	90,506	90,506
Receivables from parent and affiliates	—	70,668	—	70,668	70,689
Other assets	—	24,126	—	24,126	24,126
Total assets	$53,476	$287,419	$2,910,946	$3,251,841	$3,148,063
Liabilities:
Policyholders’ account balances - investment contracts	$—	$929,694	$40,063	$969,757	$976,190
Cash collateral for loaned securities	—	65,418	—	65,418	65,418
Short-term debt	—	429,903	—	429,903	423,000
Long-term debt	—	1,321,501	—	1,321,501	1,288,000
Payables to parent and affiliates	—	53,027	—	53,027	53,027
Other liabilities	—	315,736	—	315,736	315,736
Total liabilities	$—	$3,115,279	$40,063	$3,155,342	$3,121,371

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

Other Long-Term Investments
Other long-term investments include investments in joint ventures and limited partnerships. The estimated fair values of these cost method investments are generally based on the Company’s NAV as provided in the financial statements of the investees. In certain circumstances, management may adjust the NAV by a premium or discount when it has sufficient evidence to support applying such adjustments. No such adjustments were made as of September 30, 2015 and December 31, 2014.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Embedded Derivatives
The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Reinsurance, Ltd. (“Pruco Re”). Some of the Company’s universal life products contain a no-lapse guarantee provision that is reinsured with an affiliate, UPARC, which contains an embedded derivative primarily related to the interest rate risk of the reinsurance contract. In addition, the Company has entered into a reinsurance agreement with Union Hamilton Reinsurance, Ltd., an external counterparty, which is also accounted for in the same manner as an embedded derivative. The embedded derivatives are carried at fair value. These embedded derivatives and reinsurance agreements are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models as described in Note 4 to the Unaudited Interim Consolidated Financial Statements.
The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying, excluding embedded derivatives and associated reinsurance recoverables which are recorded with the associated host. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

	September 30, 2015			December 31, 2014
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$409,887	$43,265	$(835)	$291,100	$14,733	$(3,008)
Total Qualifying Hedges	$409,887	$43,265	$(835)	$291,100	$14,733	$(3,008)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$3,184,400	$245,585	$(8,154)	$3,184,400	$192,181	$(20,574)
Foreign Currency
Foreign Currency Forwards	2,675	27	(3)	1,025	40	—
Credit
Credit Default Swaps	7,275	327	(283)	12,275	150	(513)
Currency/Interest Rate
Foreign Currency Swaps	155,509	15,439	(227)	101,653	6,677	(712)
Equity
Total Return Swaps	551,835	33,692	—	577,054	2,405	(19,670)
Equity Options	59,787,634	65,684	(32,447)	39,735,182	26,932	(14,210)
Total Non-Qualifying Hedges	$63,689,328	$360,754	$(41,114)	$43,611,589	$228,385	$(55,679)
Total Derivatives (1)	$64,099,215	$404,019	$(41,949)	$43,902,689	$243,118	$(58,687)

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $5,661 million and $4,994 million as of September 30, 2015 and December 31, 2014, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re was an asset of $5,054 million and $4,522 million as of September 30, 2015 and December 31, 2014, included in “Reinsurance recoverables.” The fair value of the embedded derivative related to the no-lapse guarantee with UPARC was an asset of $321 million and $376 million as of September 30, 2015 and December 31, 2014, respectively, included in "Reinsurance recoverables." The fair value of the reinsurance related to the living benefits guarantee with Union Hamilton Reinsurance, Ltd., an external counterparty, was an asset of $14 million as of September 30, 2015 included in "Reinsurance recoverables." See Note 7 for additional information on the affiliated reinsurance agreements in "Reinsurance with Affiliates."

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Consolidated Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Consolidated Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$403,266	$(377,506)	$25,760	$(15,045)	$10,715
Securities purchased under agreement to resell	307,872	—	307,872	(307,872)	—
Total Assets	$711,138	$(377,506)	$333,632	$(322,917)	$10,715
Offsetting of Financial Liabilities:
Derivatives (1)	$41,949	$(41,949)	$—	$—	$—
Securities sold under agreement to repurchase	—	—	—	—	—
Total Liabilities	$41,949	$(41,949)	$—	$—	$—

	December 31, 2014
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$242,523	$(215,066)	$27,457	$(7,194)	$20,263
Securities purchased under agreement to resell	93,633	—	93,633	(93,633)	—
Total Assets	$336,156	$(215,066)	$121,090	$(100,827)	$20,263
Offsetting of Financial Liabilities:
Derivatives (1)	$58,687	$(58,687)	$—	$—	$—
Securities sold under agreement to repurchase	—	—	—	—	—
Total Liabilities	$58,687	$(58,687)	$—	$—	$—

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.
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

	Three Months Ended September 30, 2015
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$845	$2,135	$15,774
Total cash flow hedges	—	845	2,135	15,774
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	150,414	—	—	—
Currency	65	—	—	—
Currency/Interest Rate	5,733	—	55	—
Credit	300	—	—	—
Equity	39,537	—	—	—
Embedded Derivatives	(204,205)	—	—	—
Total non-qualifying hedges	(8,156)	—	55	—
Total	$(8,156)	$845	$2,190	$15,774

	Nine Months Ended September 30, 2015
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$2,094	$2,051	$28,675
Total cash flow hedges	—	2,094	2,051	28,675
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	101,141	—	—	—
Currency	117	—	—	—
Currency/Interest Rate	10,283	—	153	—
Credit	137	—	—	—
Equity	18,368	—	—	—
Embedded Derivatives	(254,364)	—	—	—
Total non-qualifying hedges	(124,318)	—	153	—
Total	$(124,318)	$2,094	$2,204	$28,675

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$240	$747	$12,637
Total cash flow hedges	—	240	747	12,637
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	32,712	—	—	—
Currency	60	—	—	—
Currency/Interest Rate	3,753	—	48	—
Credit	15	—	—	—
Equity	4,109	—	—	—
Embedded Derivatives	(94,138)	—	—	—
Total non-qualifying hedges	(53,489)	—	48	—
Total	$(53,489)	$240	$795	$12,637

	Nine Months Ended September 30, 2014
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$—	$757	$347	$10,245
Total cash flow hedges	—	757	347	10,245
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	195,218	—	—	—
Currency	46	—	—	—
Currency/Interest Rate	4,407	—	44	—
Credit	(143)	—	—	—
Equity	(30,206)	—	—	—
Embedded Derivatives	(111,246)	—	—	—
Total non-qualifying hedges	58,076	—	44	—
Total	$58,076	$757	$391	$10,245

(1)	Amounts deferred in AOCI.
For the three and nine months ended September 30, 2015 and 2014, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.
Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2014	$11,585
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2015	32,934
Amounts reclassified into current period earnings	(4,259)
Balance, September 30, 2015	$40,260

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of September 30, 2015 and 2014, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 20 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
Credit Derivatives
The Company has no exposure from credit derivatives where it has written credit protection as of September 30, 2015 and December 31, 2014.
The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of September 30, 2015 and December 31, 2014, the Company had $7 million and $12 million of outstanding notional amounts, reported at fair value as an asset of less than $1 million as of September 30, 2015 and a liability of less than $1 million for December 31, 2014, respectively.
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
Under fair value measurements, the Company incorporates the market’s perception of its own and the counterparty’s non-performance risk in determining the fair value of the portion of its OTC derivative assets and liabilities that are uncollateralized. Credit spreads are applied to the derivative fair values on a net basis by counterparty. To reflect the Company’s own credit spread, a proxy based on relevant debt spreads is applied to OTC derivative net liability positions. Similarly, the Company’s counterparty’s credit spread is applied to OTC derivative net asset positions.
6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS
Commitments
The Company has made commitments to fund commercial loans. As of September 30, 2015, the outstanding balance on this commitment was $26 million. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2015, $139 million of this commitment was outstanding.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2015, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $7.5 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
State of West Virginia ex. Rel. John D. Perdue v. PRUCO Life Insurance Company
In June 2015, the West Virginia Supreme Court issued a decision: (i) reversing the trial court’s dismissal of the West Virginia Treasurer’s complaint alleging violations of West Virginia’s unclaimed property law; and (ii) remanding the case to the Circuit Court of Putnam County for proceedings consistent with its decision. In July 2015, a petition for rehearing was filed with the West Virginia Supreme Court. In September 2015, the West Virginia Supreme Court of Appeals denied defendants’ rehearing petition.
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended September 30, 2015 and 2014 and $1 million for both the nine months ended September 30, 2015 and 2014. The expense charged to the Company for the deferred compensation program was $1 million and $2 million for the three months ended September 30, 2015 and 2014, respectively, and $5 million and $6 million for the nine months ended September 30, 2015 and 2014, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million for both the three months ended September 30, 2015 and 2014; and $16 million and $14 million for the nine months ended September 30, 2015 and 2014, respectively.
Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended September 30, 2015 and 2014 and $6 million and $7 million for the nine months ended September 30, 2015 and 2014, respectively.
The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $177 million and $222 million for the three months ended September 30, 2015 and 2014, respectively, and $592 million and $646 million for the nine months ended September 30, 2015 and 2014, respectively.
Corporate Owned Life Insurance
The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,837 million at September 30, 2015 and $2,812 million at December 31, 2014. Fees related to these COLI policies were $13 million and $10 million for the three months ended September 30, 2015 and 2014, respectively, and $34 million and $31 million for the nine months ended September 30, 2015 and 2014, respectively. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.
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
On January 2, 2013, the Company began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U. Collectively, reinsurance of this GUL business does not have a material impact on the equity of the Company.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as an embedded derivative. See Note 5 for additional information related to the accounting for embedded derivatives.
Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Reinsurance recoverable	$22,390,247	$20,594,371
Policy loans	(75,329)	(69,501)
Deferred policy acquisition costs	(2,007,717)	(1,709,625)
Other assets	36,478	39,458
Policyholders’ account balances	4,958,236	4,827,071
Future policy benefits and other policyholder liabilities	2,355,624	2,193,735
Other liabilities (reinsurance payables)	436,170	433,627
The reinsurance recoverables by counterparty is broken out below.

	September 30, 2015	December 31, 2014
	(in thousands)
UPARC	$351,142	$407,209
PAR U	9,622,194	9,147,870
PURC	2,007,832	1,564,913
PARCC	2,522,752	2,499,567
PAR Term	1,174,462	1,001,181
Term Re	238,601	97,099
Prudential Insurance	220,580	188,466
Pruco Re	5,055,044	4,522,665
Prudential of Taiwan	1,151,669	1,157,881
Unaffiliated	45,971	7,520
Total Reinsurance Recoverables	$22,390,247	$20,594,371
Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014 were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Premiums:
Direct	$379,576	$351,605	$1,129,131	$1,043,664
Assumed	—	—	—	—
Ceded	(359,255)	(339,985)	(1,069,691)	(998,792)
Net Premiums	20,321	11,620	59,440	44,872
Policy charges and fee income:
Direct	761,722	673,238	2,188,413	2,026,012
Assumed	179,717	98,177	336,672	279,553
Ceded	(394,035)	(269,420)	(906,883)	(766,749)
Net policy charges and fee income	547,404	501,995	1,618,202	1,538,816
Net investment income:
Direct	102,847	101,603	309,201	304,601
Assumed	354	325	1,047	1,003
Ceded	(986)	(974)	(3,127)	(2,953)
Net investment income	102,215	100,954	307,121	302,651
Net other income:
Direct	8,138	11,644	33,289	38,217
Assumed & Ceded	3,576	3,747	10,655	3,748
Net other income	11,714	15,391	43,944	41,965
Interest credited to policyholders’ account balances:
Direct	182,788	114,506	398,983	320,629
Assumed	31,541	26,004	93,155	86,236
Ceded	(57,843)	(50,384)	(169,932)	(153,160)
Net interest credited to policyholders’ account balances	156,486	90,126	322,206	253,705
Policyholders’ benefits (including change in reserves):
Direct	538,619	450,192	1,491,043	1,414,187
Assumed	208,099	175,517	431,184	495,595
Ceded	(634,270)	(535,030)	(1,694,112)	(1,661,937)
Net policyholders’ benefits (including change in reserves)	112,448	90,679	228,115	247,845
Net reinsurance expense allowances, net of capitalization and amortization	(64,380)	(60,309)	(151,463)	(188,476)
Realized investment gains (losses), net:
Direct	(2,149,496)	(1,031,777)	18,471	(2,630,358)
Assumed	—	—	—	—
Ceded	2,146,512	993,819	(133,086)	2,709,599
Realized investment gains (losses), net	$(2,984)	$(37,958)	$(114,615)	$79,241

 The gross and net amounts of life insurance face amount in force as of September 30, 2015 and 2014 were as follows:

	September 30, 2015	September 30, 2014
	(in thousands)
Direct gross life insurance face amount in force	$753,935,518	$695,841,721
Assumed gross life insurance face amount in force	43,795,607	44,761,141
Reinsurance ceded	(736,832,258)	(681,742,655)
Net life insurance face amount in force	$60,898,867	$58,860,207

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
Effective January 1, 2014, the agreement between the Company and UPARC to reinsure its Universal Protector policies having no-lapse guarantees was amended for policies with effective dates on or after January 1, 2014. Under the amended agreement, UPARC will no longer reinsure Universal Protector policies having no-lapse guarantees.
Effective July 1, 2014, the agreement between the Company and UPARC to reinsure its Universal Protector policies having no-lapse guarantees was further amended for policies with effective dates January 1, 2013 through December 31, 2013. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.
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
On January 2, 2013, the Company began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U. Collectively, reinsurance of the GUL business does not have a material impact on the equity of the Company.
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
On January 2, 2013, the Company began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U. Collectively, reinsurance of this GUL business does not have a material impact on the equity of the Company.
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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was $81 million and $94 million for the three months ended September 30, 2015 and 2014, respectively, and $274 million and $269 million for the nine months ended September 30, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on contractholders’ separate account balances invested in The Prudential Series Fund (“PSF”). Income received from Prudential Investments, related to this agreement was $3 million for both the three months ended September 30, 2015 and 2014, and $10 million and $9 million for the nine months ended September 30, 2015 and 2014, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).
Affiliated Investment Management Expenses
In accordance with an agreement with Prudential Investment Management, Inc. (“PIMI”), the Company pays investment management expenses to PIMI who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PIMI related to this agreement were $4 million for both the three months ended September 30, 2015 and 2014, and $13 million and $11 million for the nine months ended September 30, 2015 and 2014, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers
From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades as of September 30, 2015 and December 31, 2014.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements
The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs.
The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - September 30, 2015	Amount of Notes - December 31, 2014	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	6/20/2011	$—	$50,000	2.64%			6/21/2015
Prudential Financial	12/15/2011	11,000	11,000	3.61%			12/15/2016
Prudential Financial	12/16/2011	22,000	22,000	3.32%	-	3.61%	12/16/2015	-	12/16/2016
Prudential Insurance	12/20/2010	204,000	204,000	3.47%			12/21/2015
Washington Street Investment	6/20/2012	—	237,000	2.44%	-	3.02%	6/15/2015	-	6/15/2017
Washington Street Investment	12/17/2012	—	198,000	1.33%	-	1.87%	12/17/2015	-	12/17/2017
Washington Street Investment	12/17/2012	—	39,000	1.33%	-	1.87%	12/17/2015	-	12/17/2017
Prudential Financial	11/15/2013	9,000	9,000	2.24%			12/15/2018
Prudential Financial	11/15/2013	23,000	23,000	3.19%			12/15/2020
Prudential Insurance	12/6/2013	120,000	120,000	2.60%			12/15/2018
Prudential Insurance	12/6/2013	130,000	130,000	4.39%			12/15/2023
Prudential Insurance	12/6/2013	250,000	250,000	3.64%			12/15/2020
Prudential Insurance	9/25/2014	30,000	30,000	1.89%			6/20/2017
Prudential Insurance	9/25/2014	40,000	40,000	3.95%			6/20/2024
Prudential Insurance	9/25/2014	20,000	20,000	2.80%			6/20/2019
Prudential Insurance	9/25/2014	50,000	50,000	3.95%			6/20/2024
Prudential Insurance	9/25/2014	50,000	50,000	2.80%			6/20/2019
Prudential Insurance	9/25/2014	100,000	100,000	3.47%			6/20/2021
Prudential Insurance	9/25/2014	100,000	100,000	3.95%			6/20/2024
Prudential Financial	12/15/2014	5,000	5,000	2.57%			12/15/2019
Prudential Financial	12/15/2014	23,000	23,000	3.14%			12/15/2021
Prudential Financial	6/15/2015	66,000	—	3.52%			6/15/2022
Prudential Financial	6/15/2015	6,000	—	2.86%			6/15/2020
Prudential Financial	9/21/2015	158,000	—	1.09%	-	1.63%	6/15/2016	-	6/15/2017
Prudential Financial	9/21/2015	132,000	—	1.40%	-	1.93%	12/17/2016	-	12/17/2017
Prudential Financial	9/21/2015	26,000	—	1.40%	-	1.93%	12/17/2016	-	12/17/2017
Total Loans Payable to Affiliates		$1,575,000	$1,711,000
The total interest expense to the Company related to loans payable to affiliates was $13.0 million and $12.5 million for the three months ended September 30, 2015, and 2014, respectively, and $39.4 million and $38.4 million for the nine months ended September 30, 2015 and 2014, respectively.
Contributed Capital and Dividends
In June of 2015, the Company paid a dividend in the amount of $230 million to Prudential Insurance. In June and December of 2014, the Company paid dividends in the amounts of $338 million and $410 million, respectively, to Prudential Insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition and results of operations of Pruco Life Insurance Company, or the “Company,” as of September 30, 2015, compared with December 31, 2014, and its consolidated results of operations for the three and nine months ended September 30, 2015 and 2014. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
Overview
The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.
Regulatory Developments
In April 2015, the U.S. Department of Labor ("DOL") released a proposed regulation accompanied by new class exemptions and proposed amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act of 1974. The initial comment period for the proposed rules ended on July 21, 2015. After hearings in August 2015, the DOL re-opened the comment period until September 24, 2015. It is expected that the DOL will seek to promulgate final rules in 2016. If enacted, the rules will redefine who would be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts. We cannot predict the exact nature and scope of any new final rules or their impact on our business; however, the new rules may effectively impose limits on interactions with existing and prospective customers in our individual annuities and individual life insurance businesses, and increase compliance costs.
Prudential Financial is required as a non-bank financial company (a ”Designated Financial Company”) designated for supervision under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), to submit to the Board of Governors of the Federal Reserve System ("FRB") and the Federal Deposit Insurance Corporation (“FDIC”) an annual plan for rapid and orderly resolution in the event of severe financial distress. Prudential Financial submitted its initial resolution plan in June 2014, and was advised by the FRB and the FDIC in September 2014 that the plan was "not incomplete", the standard for an initial plan. In July 2015, the FRB and the FDIC provided feedback to Prudential Financial, as well as to the other two Designated Financial Companies which filed initial plans in 2014, on their respective resolution plans. The FRB and FDIC also provided guidance on common areas that should be addressed in preparing the resolution plans to be submitted by December 31, 2015.
The Financial Stability Board ("FSB"), consisting of representatives of financial authorities from over 20 nations and global institutions, has identified Prudential Financial as a global systemically important insurer ("G-SII") that is to be subject to enhanced regulation. The International Association of Insurance Supervisors ("IAIS"), acting at the direction of the FSB, has released two group-wide capital standards applicable to G-SIIs. The basic capital requirement (“BCR”), which was released in October 2014, is a globally consistent and comparable baseline capital metric. The higher loss absorbency (“HLA”) standard, which was released in October 2015, establishes a capital buffer to be held in addition to the BCR. As a standard setting body, the IAIS does not have direct authority to require G-SIIs to comply with the BCR and HLA standards; however, if they are adopted by group supervisory authorities in the U.S., Prudential Financial could become subject to these standards. Voluntary confidential reporting of BCR and HLA results to supervisors through IAIS Field Testing will begin in 2016 and will serve as a component of the IAIS process to refine the standards. Prudential Financial’s capital level is expected to be above the initial calibration for both standards. The IAIS anticipates their process to develop global group wide capital standards will lead to changes to the HLA design and calibration prior to the proposed implementation in 2019. We will continue to evaluate the potential impact the standards and any revisions could have on the Company.
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
Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life insurance products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services. However, there was also a reduction in management fees. In addition, due to the revised Rule 12b-1 Plan, the asset administration fees received by the Company from AST Investment Services, Inc., and related distribution expenses of the Company, have decreased.
Results for the nine months ended September 30, 2015, and for the three and nine months ended September 30, 2014, reflect the impacts of our annual reviews and updates of assumptions, which we performed in the second quarter of 2015 and the third quarter of 2014, respectively. Results for the three months ended September 30, 2015 do not reflect an impact from an annual review.
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
In the first quarter of 2014, we launched the Prudential Premier® Retirement with Highest Daily Lifetime Income (“HDI”) v. 3.0 Variable Annuity, which offers lifetime income based on the highest daily account value plus a compounded deferral credit. In the first quarter of 2013, we launched the Prudential Defined Income (“PDI”) Variable Annuity to complement the variable annuity products we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments, but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.
We also offer annuities without guaranteed living benefits. In the second quarter of 2014, we launched the Prudential Premier® Investment Variable Annuity, which offers tax-deferred asset accumulation with an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying proprietary mutual funds or a mix of proprietary and non-proprietary mutual funds, frequently under asset allocation programs. Prudential Premier® Retirement Variable Annuities with HDI v. 3.0 require allocation to a fixed-rate account that is invested in the general account and is credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the allocation in the fixed rate account or contract is not held to maturity.
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
The product design elements we utilize for certain products include, among others, asset allocation restrictions, minimum issuance age requirements, monthly rate setting, certain limitations on the amount of premiums accepted and/or subsequent contractholder deposits and an asset transfer feature, as well as required allocation to our general account for certain of our products. The objective of the asset transfer feature, included in the majority of our variable annuity contracts with optional living benefits features and all new contracts sold with our highest daily living benefits feature, is to help mitigate our exposure to equity market risk and market volatility by transferring assets between certain variable investment sub-accounts selected by the annuity contractholder, and investments that are expected to be more stable (e.g., a bond fund sub-account within the separate account or a fixed-rate account within the general account). The transfers are based on the static mathematical formula used with the particular optional benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. This occurs at the contractholder level, rather than at the fund level, which we believe enhances our risk mitigation. As of September 30, 2015, approximately $87.4 billion or 91% of total variable annuity account values contain a living benefit feature, compared to approximately $89.3 billion or 90% as of December 31, 2014. As of September 30, 2015, approximately $79.4 billion or 91% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $85.0 billion or 95% as of December 31, 2014.
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
Term Life Insurance
The Company offers a variety of term life insurance products, which represent 65% of our net individual life insurance in force face amount at September 30, 2015, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.
Variable Life Insurance
The Company offers a number of individual variable life insurance products, which represent 21% of our net individual life insurance in force face amount at September 30, 2015, that provide a return linked to an underlying investment portfolio selected by the policyholder while providing the policyholder with the flexibility to change both the death benefit and premium payments. The policyholder generally has the option of investing premiums in a fixed rate option that is part of our general account or investing in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed rate option will accrue interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable product that allows for a more flexible guarantee against lapse where policyholders can select the guarantee period. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A significant portion of the Company’s insurance profits, however, is associated with our large in force block of variable life insurance policies. Profit patterns on these policies are not level and insureds generally begin paying reduced policy charges as the policies age. This reduction in policy charges, coupled with net policy count and insurance in force runoff over time, reduces our expected future profits from this product line.
Universal Life Insurance
The Company offers universal life insurance products, which represent 14% of our net individual life insurance in force face amount at September 30, 2015, which feature flexible premiums, a choice of guarantees against lapse, and a crediting rate that we determine, subject to certain contractual minimums. In addition, the Company offers universal life insurance products that allow the policyholder to allocate a portion of their account balance into accounts that provide interest or an interest component linked to S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. The Company also offers a policy rider which allows the policyholder to accelerate the death benefit if the insured is chronically or terminally ill and otherwise meets the contractual requirements. The Company’s profits from universal life insurance are impacted by mortality and expense margins and net interest spread.
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
Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	Deferred policy acquisition (“DAC”) and other costs; including deferred sales inducements (“DSI”);

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments ("OTTI");

•	Policyholder liabilities;

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.
Annually, we perform a comprehensive review of the assumptions used in establishing reserves and in calculating the amortization of DAC and other costs. As discussed in “Revenue and Expenses” above, beginning in 2015, we perform our annual review of assumptions during the second quarter.
DAC and Other Costs
DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death and guaranteed minimum income benefits. For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “Results of Operations”.
The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2015, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 7.3% near-term mean reversion equity rate of return.
The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these estimates. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.
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
Changes in Financial Position
September 30, 2015 versus December 31, 2014
Total assets decreased by $0.5 billion, from $145.8 billion at December 31, 2014 to $145.3 billion at September 30, 2015. Significant components were:

•
Separate account assets decreased $2,905 million from $109,194 million at December 31, 2014 to $106,289 million at September 30, 2015, primarily driven by market depreciation, partially offset by positive net flows from variable annuity new business sales.

•
Reinsurance recoverables increased $1,796 million from $20,594 million at December 31, 2014 to $22,390 million at September 30, 2015. The increase was primarily driven by the impact of term and universal life business growth and the Hartford GUL business ceded to PARU, which increased ceded reserves and ceded policyholders’ account balances. Also contributing to the increase was the mark-to-market of the reinsurance recoverable related to the reinsured liability for variable annuity living benefits reflecting unfavorable equity market performance in the current year. See Note 7 to the Unaudited Interim Consolidated Financial Statements for additional information regarding affiliated reinsurance transactions.

•
Total investments increased $522 million from $9,499 million at December 31, 2014 to $10,021 million at September 30, 2015, primarily driven by increased general account investments from variable annuity sales, and the continued growth in the assets supporting the universal life and term life business.

Total liabilities decreased $0.4 billion, from $141.3 billion at December 31, 2014 to $140.9 billion at September 30, 2015. Significant components were:

•	Separate account liabilities decreased $2,905 million, corresponding to the decrease in separate account assets described above.

•
Policyholders’ account balances increased $1,370 million, from $15,250 million at December 31, 2014 to $16,620 million at September 30, 2015, primarily driven by liabilities related to continued universal life business growth and the Hartford GUL business assumed from Prudential Insurance, as well as growth in the variable annuity product that offers HDI v. 3.0, which requires fund allocation into the general account.

•
Future policy benefits and other policyholder liabilities increased $1,350 million, from $13,915 million at December 31, 2014 to $15,265 million at September 30, 2015, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, and higher reserves supporting term life business growth and an increase in guaranteed minimum death benefits (“GMDB”) reserves associated with universal life business.

Results of Operations
Income (Loss) from Operations before Income Taxes
2015 to 2014 Three Months Comparison. Income from operations before income taxes decreased $331 million from income of $175 million in the third quarter of 2014 to a loss of $156 million in the third quarter of 2015. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions, as well as the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes increased $93 million. The increase was primarily driven by a favorable variance resulting from capital management reinsurance agreements with affiliates in our life products in the third quarter of 2014, as well as higher policy charges and fee income and lower distribution expense paid to an affiliate due to contract modifications. The increase was partially offset by $28 million of estimated costs for potential contract cancellations in connection with remediation of an error in an illustration contained in certain annuity product marketing materials.
The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $368 million, resulting from an amortization expense of $337 million in the third quarter of 2015 compared to an amortization benefit of $31 million in the third quarter of 2014. The unfavorable variance was primarily driven by the amortization benefit of DAC and DSI in the prior year quarter from the impact of the annual review and update of assumptions and other refinements performed in that period, as well as larger DAC and DSI amortization in the current quarter due to higher NPR gains.
Adjustments to the living benefit liability and its reinsurance in our annuity products, as well as the no-lapse guarantee reinsured to UPARC in our life products, included the impact from changes in the profitability of the business due to the annual review and update of assumptions and other refinements. These adjustments resulted in a net benefit of $57 million in the third quarter of 2014.
Adjustments to the reserves for the GMDB and guaranteed minimum income benefits (“GMIB”) features of our products and the amortization of DAC, DSI, and unearned revenue reserve (“URR”), included the impact from changes in the profitability of the business. These adjustments resulted in a net charge of $35 million in the third quarter of 2015 and 2014, respectively. The net charge in the third quarter of 2015 primarily reflected the impact of unfavorable equity market performance on contractholder accounts relative to our assumptions. The net charge in the third quarter of 2014 primarily reflected the impact from fund underperformance relative to indices, lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions.
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
2015 to 2014 Nine Months Comparison. Income from operations before income taxes decreased $644 million from income of $822 million in the first nine months of 2014 to $178 million in the first nine months of 2015. Excluding the impact on the amortization of DAC and DSI of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $123 million. The decrease was primarily driven by an unfavorable variance in the mark-to-market of the no-lapse guarantee reinsured to UPARC in our life products.
The DAC and DSI impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions reflected an unfavorable variance of $597 million, resulting from an amortization expense of $479 million in the first nine months of 2015 compared to an amortization benefit of $118 million in the first nine months of 2014. The unfavorable variance was primarily driven by larger DAC and DSI amortization in the current period due to higher NPR gains, as well as lower amortization benefit of DAC and DSI in the current year period from the impact of the annual review and update of assumptions and other refinements.
Adjustments to the living benefit liability and its reinsurance in our annuity products, as well as the no-lapse guarantee reinsured to UPARC in our life products, included the impact from changes in the profitability of the business due to the annual review and update of assumptions and other refinements. These adjustments resulted in a net benefit of $4 million in the first nine months of 2015 compared to a net benefit of $57 million in the first nine months of 2014.
Adjustments to the reserves for the GMDB and GMIB features of our products and the amortization of DAC, DSI, and URR, included the impact from changes in the profitability of the business. These adjustments resulted in a net benefit of $77 million in the first nine months of 2015 compared to an amortization expense of $52 million in the first nine months of 2014. The net benefit in the first nine months of 2015 primarily reflected the impact of expected favorable future equity market performance on contractholder accounts relative to our assumptions. The net charge in the first nine months of 2014 primarily reflected the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions, which more than offset the favorable impact from equity market performance.
Revenues, Benefits and Expenses
2015 to 2014 Three Months Comparison
Revenues increased $76 million, primarily driven by a $45 million increase in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on contractholders’ fund balances, and a $35 million increase in realized investment gains, primarily reflecting a favorable variance resulting from capital management reinsurance agreements with affiliates in the third quarter of 2014.
Benefits and expenses increased $407 million. The increase was primarily driven by a favorable variance of $333 million in DAC amortization and a $66 million increase in interest credited to policyholders’ account balances which include DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.
2015 to 2014 Nine Months Comparison
Revenues decreased $87 million, primarily driven by a $194 million decrease in realized investment gains, primarily reflecting an unfavorable variance in the mark-to-market of the no-lapse guarantee reinsured to UPARC in our life products. Partially offsetting this decrease was an increase of $79 million in policy charges and fee income, consisting primarily of mortality and expense and other insurance charges, assessed on contractholders’ fund balances.
Benefits and expenses increased $557 million. This increase was primarily driven by an unfavorable variance of $476 million in DAC amortization and $69 million increase in interest credited to policyholders’ account balances which includes DSI amortization. Higher DAC and DSI amortization is mainly related to the impact of the mark-to-market of the living benefit embedded derivative liability and related hedge positions and the impact of changes in the estimated profitability of the business, as discussed above.
Income Taxes
Income tax expense provision amounted to an expense of $13 million and $121 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in income tax expense was primarily driven by the decrease in pre-tax income.
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
As of September 30, 2015, the Company remains subject to examination in the U.S. for tax years 2007 through 2014.
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

There is a possibility that the IRS and the U.S. Treasury will address, through guidance, their issues related to the calculation of the DRD. For the last several years, revenue proposals included in the Obama Administration's budgets have included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s consolidated net income.
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
Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to prudential regulatory standards, which include or will include requirements and limitations (some of which are the subject of ongoing rule-making) relating to risk-based capital, leverage, liquidity, stress-testing, overall risk management, resolution plans, early remediation; and may also include additional standards regarding capital, public disclosure, short-term debt limits, and other related subjects. In addition, the FSB has identified Prudential Financial as a G-SII. For information on the potential impact of this regulation on us, see “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Capital
Our capital management framework is primarily based on statutory risk based capital ("RBC") measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of September 30, 2015 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.
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

Capital Protection Framework
Prudential Financial employs a “Capital Protection Framework” (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

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
The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities and sales as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, payments of dividends to the parent company, hedging activity and payments in connection with financing activities. We use a projection process for cash flows from operations to ensure sufficient liquidity is available to meet projected cash outflows, including claims.
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
Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2015 and December 31, 2014 the Company had liquid assets of $7,453 million and $6,610 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $717 million and $336 million as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, $6,168 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $447 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.
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
Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of September 30, 2015, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.25 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2015, an aggregate of $5.543 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $570 million from December 31, 2014.
In addition, as of September 30, 2015, our affiliated captive reinsurance companies had outstanding an aggregate of $4.0 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $2.4 billion relates to Regulation XXX reserves and approximately $1.6 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of September 30, 2015, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.
In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48”, that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015, but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 will, for a period of time, require our affiliated captives to hold cash or rated securities in greater amounts than they currently hold to support economic reserves for certain of their term and universal life policies that they reinsure. While we continue to work with regulators and industry participants on potential long-term solutions, our affiliated captives expect to fund the 2015 requirement using available assets, which may include affiliated financing.
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
Item 4.  Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2015. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 12, 2015