Form 10-Q
period 2016-03-31
PRUCO LIFE INSURANCE CO
filed 2016-05-12
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
 _____________________________________
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 12, 2016, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the Registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) reestimates of our reserves for future policy benefits and claims; (6) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) changes in our assumptions related to deferred policy acquisition costs; (8) changes in our financial strength or credit ratings; (9) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX and Guideline AXXX; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) difficulties in marketing and distributing products through current or future distribution channels; (13) changes in tax law; (14) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's fiduciary rules; (15) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (16) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by Prudential Financial, Inc.; (17) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (18) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (19) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (20) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings; and (21) changes in statutory or U.S. GAAP accounting principles, practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2016 and December 31, 2015 (in thousands, except share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016 – $7,120,844; 2015 – $6,775,806)	$7,412,357	$6,840,932
Equity securities, available-for-sale, at fair value (cost: 2016 – $59,599; 2015 – $54,609)	57,578	51,973
Trading account assets, at fair value	67,862	64,612
Policy loans	1,141,331	1,143,303
Short-term investments	46,614	54,806
Commercial mortgage and other loans	1,641,942	1,658,235
Other long-term investments	334,380	379,237
Total investments	10,702,064	10,193,098
Cash and cash equivalents	495,840	370,286
Deferred policy acquisition costs	4,565,346	5,111,373
Accrued investment income	104,075	100,031
Reinsurance recoverables	24,780,544	22,546,361
Receivables from parent and affiliates	229,974	228,253
Deferred sales inducements	550,121	684,844
Other assets	93,860	59,578
Separate account assets	110,336,987	109,350,121
TOTAL ASSETS	$151,858,811	$148,643,945
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$17,244,845	$17,164,705
Future policy benefits	17,551,419	15,031,390
Cash collateral for loaned securities	5,317	40,416
Income taxes	90,576	154,043
Short-term debt to affiliates	180,500	180,000
Long-term debt to affiliates	1,204,000	1,204,000
Payables to parent and affiliates	70,195	72,791
Other liabilities	870,019	935,662
Separate account liabilities	110,336,987	109,350,121
TOTAL LIABILITIES	147,553,858	144,133,128
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	784,913	779,973
Retained earnings	3,337,408	3,663,539
Accumulated other comprehensive income	180,132	64,805
TOTAL EQUITY	4,304,953	4,510,817
TOTAL LIABILITIES AND EQUITY	$151,858,811	$148,643,945

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2016 and 2015 (in thousands)

	Three Months Ended March 31,
	2016	2015
REVENUES
Premiums	$17,915	$15,637
Policy charges and fee income	527,407	540,765
Net investment income	105,452	103,420
Asset administration fees	72,791	98,687
Other income	13,522	17,217
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(16,349)	(33)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	199	22
Other realized investment gains (losses), net	71,301	59,036
Total realized investment gains (losses), net	55,151	59,025
TOTAL REVENUES	792,238	834,751
BENEFITS AND EXPENSES
Policyholders’ benefits	98,528	58,401
Interest credited to policyholders’ account balances	186,431	117,477
Amortization of deferred policy acquisition costs	640,552	302,751
General, administrative and other expenses	236,953	258,546
TOTAL BENEFITS AND EXPENSES	1,162,464	737,175
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(370,226)	97,576
Income tax expense (benefit)	(44,095)	13,346
NET INCOME (LOSS)	$(326,131)	$84,230
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	219	(520)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	162,282	81,731
Reclassification adjustment for (gains) losses included in net income (loss)	14,924	(2,114)
Net unrealized investment gains (losses)	177,206	79,617
Other comprehensive income (loss), before tax	177,425	79,097
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	76	(182)
Net unrealized investment gains (losses)	62,022	27,866
Total	62,098	27,684
Other comprehensive income (loss), net of tax	115,327	51,413
COMPREHENSIVE INCOME (LOSS)	$(210,804)	$135,643

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2016 and 2015 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$779,973	$3,663,539	$64,805	$4,510,817
Contributed capital	0	5,000	0	0	5,000
Contributed (distributed) capital-parent/child asset transfers	0	(60)	0	0	(60)
Comprehensive income (loss):
Net income (loss)	0	0	(326,131)	0	(326,131)
Other comprehensive income (loss), net of tax	0	0	0	115,327	115,327
Total comprehensive income (loss)					(210,804)
Balance, March 31, 2016	$2,500	$784,913	$3,337,408	$180,132	$4,304,953

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,500	$792,153	$3,580,641	$178,691	$4,553,985
Contributed (distributed) capital-parent/child asset transfers	0	(11,780)	0	0	(11,780)
Comprehensive income (loss):
Net income (loss)	0	0	84,230	0	84,230
Other comprehensive income (loss), net of tax	0	0	0	51,413	51,413
Total comprehensive income (loss)					135,643
Balance, March 31, 2015	$2,500	$780,373	$3,664,871	$230,104	$4,677,848

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015 (in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(326,131)	$84,230
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(5,850)	(10,057)
Interest credited to policyholders’ account balances	186,431	117,477
Realized investment (gains) losses, net	(55,151)	(59,025)
Amortization and other non-cash items	(9,102)	(19,863)
Change in:
Future policy benefits	416,396	401,279
Reinsurance recoverables	(353,572)	(411,861)
Accrued investment income	(4,044)	(2,374)
Net payable to/receivable from parent and affiliates	(7,099)	(35,906)
Deferred policy acquisition costs	489,279	156,424
Income taxes	(125,565)	(25,420)
Deferred sales inducements	(932)	(2,002)
Derivatives, net	202,678	151,514
Other, net	(73,914)	(21,814)
Cash flows from (used in) operating activities	$333,424	$322,602
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$459,445	$229,453
Short-term investments	192,422	145,309
Policy loans	38,255	31,243
Ceded policy loans	(1,976)	(1,868)
Commercial mortgage and other loans	83,528	8,346
Other long-term investments	1,261	1,697
Equity securities, available-for-sale	10	11
Trading account assets	626	1,500
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(818,934)	(366,407)
Short-term investments	(184,142)	(239,688)
Policy loans	(26,081)	(24,773)
Ceded policy loans	3,509	2,909
Commercial mortgage and other loans	(64,988)	(54,315)
Other long-term investments	(14,085)	(10,234)
Equity securities, available-for-sale	(5,644)	(5,010)
Trading account assets	0	(12,001)
Notes receivable from parent and affiliates, net	1,917	11,784
Derivatives, net	466	(4,150)
Other, net	(4,389)	2,827
Cash flows from (used in) investing activities	$(338,800)	$(283,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$1,023,782	$829,044
Ceded policyholders’ account deposits	(276,350)	(258,767)
Policyholders’ account withdrawals	(586,669)	(455,336)
Ceded policyholders’ account withdrawals	16,445	10,218
Net change in cash collateral for loaned securities	(35,098)	25,596
Contributed capital	5,000	0
Contributed (distributed) capital - parent/child asset transfers	(60)	(18,123)
Net change in financing arrangements (maturities 90 days or less)	500	6,804
Drafts outstanding	(16,620)	14,698
Cash flows from (used in) financing activities	$130,930	$154,134
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	125,554	193,369
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	370,286	214,952
CASH AND CASH EQUIVALENTS, END OF PERIOD	$495,840	$408,321

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company (“Pruco Life”) is a wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”), which in turn is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). Pruco Life is a stock life insurance company organized in 1971 under the laws of the State of Arizona. It is licensed to sell life insurance and annuities in the District of Columbia, Guam and in all States except New York, and sells such products primarily through affiliated and unaffiliated distributors.

Pruco Life has two subsidiaries, including one wholly-owned insurance subsidiary, Pruco Life Insurance Company of New Jersey (“PLNJ”) and one indirect subsidiary formed in 2009 for the purpose of holding certain commercial loan investments. Pruco Life and its subsidiaries are together referred to as the “Company”, "we" or "our" and all financial information is shown on a consolidated basis.

PLNJ is a stock life insurance company organized in 1982 under the laws of the state of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only.

Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Reinsurance, Ltd. ("Pruco Re"). In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, to Prudential Annuities Life Assurance Corporation ("PALAC"), excluding the PLNJ business which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the business reinsured to PALAC are being managed in PALAC and the product risks related to the business reinsured to Prudential Insurance are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within PALAC or Prudential Insurance, as applicable.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of deferred sales inducements ("DSI"); valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

This section supplements, and should be read in conjunction with, Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Adoption of New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued guidance (Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)) to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2015, and was applied retrospectively. Adoption of the guidance did not have a significant effect on the Company’s financial statement disclosures. See Note 4.

In February 2015, the FASB issued updated guidance (ASU 2015-02, Consolidation (Topic 810): Amendments to Consolidation Analysis) that modifies the rules regarding consolidation. The pronouncement eliminates specialized guidance for limited partnerships and similar legal entities, and removes the indefinite deferral for certain investment funds. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the updated guidance effective January 1, 2016 and applied the modified retrospective method of adoption. This guidance did not have a significant impact on the Company’s consolidated financial position, results of operations, or financial statement disclosures.

In August 2014, the FASB issued updated guidance (ASU 2014-14, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) requiring that mortgage loans be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014, and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

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

In January 2014, the FASB issued updated guidance (ASU 2014-04, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure) for troubled debt restructurings clarifying when an in-substance repossession or foreclosure occurs, and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The new guidance became effective for annual periods and interim periods within those annual periods that began after December 15, 2014 and was applied prospectively. Adoption of the guidance did not have a significant effect on the Company’s consolidated financial position, results of operations or financial statement disclosures.

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

In February 2016, the FASB issued guidance (ASU 2016-02, Leases (Topic 842)) that ensures assets and liabilities from all outstanding lease contracts are recognized on balance sheet (with limited exception). The guidance substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a “right-of-use” asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting guidance. For Lessors, the guidance modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (“receivable and residual” approach). The guidance also eliminates the real estate specific provisions of the current guidance (i.e., sale-leaseback). The amendments are effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and for interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In March 2016, the FASB issued guidance (ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting) to simplify the transition to equity method when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The amendments are effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and for interim periods within those annual periods. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$165,404	$11,764	$1	$177,167	$0
Obligations of U.S. states and their political subdivisions	631,330	39,057	184	670,203	0
Foreign government bonds	95,589	4,019	640	98,968	0
Public utilities	839,673	57,342	4,932	892,083	0
Redeemable preferred stock	17,345	2,079	156	19,268	0
All other U.S. public corporate securities	2,280,085	139,206	24,873	2,394,418	(191)
All other U.S. private corporate securities	1,121,831	38,499	8,461	1,151,869	(224)
All other foreign public corporate securities	268,944	12,143	3,353	277,734	0
All other foreign private corporate securities	784,955	18,316	23,873	779,398	0
Asset-backed securities(1)	350,399	5,866	2,679	353,586	(2,903)
Commercial mortgage-backed securities	455,185	23,655	62	478,778	0
Residential mortgage-backed securities(2)	110,104	8,818	37	118,885	(657)
Total fixed maturities, available-for-sale	$7,120,844	$360,764	$69,251	$7,412,357	$(3,975)
Equity securities, available-for-sale
Common stocks:
Public utilities	$66	$2	$25	$43
Industrial, miscellaneous & other	0	150	0	150
Mutual funds	59,533	688	2,836	57,385
Non-redeemable preferred stocks	0	0	0	0
Total equity securities, available-for-sale	$59,599	$840	$2,861	$57,578

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $9 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$87,107	$7,170	$228	$94,049	$0
Obligations of U.S. states and their political subdivisions	602,508	24,219	1,958	624,769	0
Foreign government bonds	70,107	3,094	2,791	70,410	0
Public utilities	790,038	30,862	18,402	802,498	0
Redeemable preferred stock	5,316	1,530	145	6,701	0
All other U.S. public corporate securities	2,138,358	81,905	61,142	2,159,121	(217)
All other U.S. private corporate securities	1,085,345	26,299	13,963	1,097,681	0
All other foreign public corporate securities	270,063	8,230	6,508	271,785	0
All other foreign private corporate securities	784,283	9,933	42,528	751,688	0
Asset-backed securities(1)	431,578	6,203	2,650	435,131	(3,056)
Commercial mortgage-backed securities	396,160	10,614	2,429	404,345	0
Residential mortgage-backed securities(2)	114,943	7,876	65	122,754	(690)
Total fixed maturities, available-for-sale	$6,775,806	$217,935	$152,809	$6,840,932	$(3,963)
Equity securities, available-for-sale
Common stocks:
Public utilities	$66	$2	$29	$39
Industrial, miscellaneous & other	0	165	0	165
Mutual funds	54,543	256	3,030	51,769
Non-redeemable preferred stocks	0	0	0	0
Total equity securities, available-for-sale	$54,609	$423	$3,059	$51,973

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $9 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The amortized cost and fair value of fixed maturities by contractual maturities at March 31, 2016, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$477,002	$481,347
Due after one year through five years	1,199,786	1,248,874
Due after five years through ten years	1,432,613	1,475,328
Due after ten years	3,095,755	3,255,559
Asset-backed securities	350,399	353,586
Commercial mortgage-backed securities	455,185	478,778
Residential mortgage-backed securities	110,104	118,885
Total	$7,120,844	$7,412,357

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

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$279,272	$88,320
Proceeds from maturities/repayments	169,867	151,823
Gross investment gains from sales, prepayments and maturities	2,794	2,517
Gross investment losses from sales and maturities	(1,568)	(391)
Equity securities, available-for-sale
Proceeds from sales	$10	$0
Gross investment gains from sales	0	0
Gross investment losses from sales	0	0
Fixed maturity and equity security impairments
Net writedowns for OTTI losses on fixed maturities recognized in earnings(1)	$(16,150)	$(12)
Writedowns for impairments on equity securities	0	0

(1)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss),” representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

As discussed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, a portion of certain OTTI losses on fixed maturity securities is recognized in “Other comprehensive income (loss)” (“OCI”). For these securities, the net amount recognized in earnings (“credit loss impairments”) represents the difference between the amortized cost of the security and the net present value of its projected future cash flows discounted at the effective interest rate implicit in the debt security prior to impairment. Any remaining difference between the fair value and amortized cost is recognized in OCI. The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$7,041	$8,729
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(907)	(64)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	(670)	0
Credit loss impairments recognized in the current period on securities not previously impaired	420	0
Additional credit loss impairments recognized in the current period on securities previously impaired	0	12
Increases due to the passage of time on previously recorded credit losses	53	37
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(79)	(86)
Balance, end of period	$5,858	$8,628

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$50,585	$45,663	$50,565	$46,364
Equity securities	15,831	22,199	14,761	18,248
Total trading account assets	$66,416	$67,862	$65,326	$64,612

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $2.2 million and $(0.6) million for the three months ended March 31, 2016 and 2015, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Retail	$387,326	23.7%	$440,767	26.7%
Apartments/Multi-Family	467,242	28.6	445,379	27.0
Industrial	252,402	15.4	254,884	15.4
Office	252,435	15.4	226,332	13.6
Other	102,552	6.3	92,581	5.6
Hospitality	70,179	4.3	85,910	5.2
Total commercial mortgage loans	1,532,136	93.7	1,545,853	93.5
Agricultural property loans	103,486	6.3	106,623	6.5
Total commercial mortgage and agricultural property loans by property type	1,635,622	100.0%	1,652,476	100.0%
Valuation allowance	(2,090)		(2,651)
Total net commercial mortgage and agricultural property loans by property type	1,633,532		1,649,825
Other Loans
Uncollateralized loans	8,410		8,410
Valuation allowance	0		0
Total other loans	8,410		8,410
Total commercial mortgage and other loans	$1,641,942		$1,658,235

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (24%), Texas (12%) and New Jersey (9%)) and include loans secured by properties in Australia and Europe at March 31, 2016.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	March 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$2,587	$64	$0	$2,651
Addition to (release of) allowance for losses	(556)	(5)	0	(561)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$2,031	$59	$0	$2,090

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$4,071	$83	$0	$4,154
Addition to (release of) allowance for losses	(1,484)	(19)	0	(1,503)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$2,587	$64	$0	$2,651

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	March 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	2,031	59	0	2,090
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$2,031	$59	$0	$2,090

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$287	$0	$287
Gross of reserves: collectively evaluated for impairment	1,532,136	103,199	8,410	1,643,745
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$1,532,136	$103,486	$8,410	$1,644,032

(1)	Recorded investment reflects the carrying value gross of related allowance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	2,587	64	0	2,651
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$2,587	$64	$0	$2,651

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$287	$0	$287
Gross of reserves: collectively evaluated for impairment	1,545,853	106,336	8,410	1,660,599
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$1,545,853	$106,623	$8,410	$1,660,886

(1)	Recorded investment reflects the carrying value gross of related allowance.

Impaired loans include those loans for which it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Impaired commercial mortgage and other loans identified in management's specific review of probable loan losses and the related allowance for losses, as of the dates indicated, are as follows:

	March 31, 2016
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in thousands)
With no related allowance recorded	$0	$0	$0	$0	$0
With an allowance recorded	0	0	0	0	0
Total	$0	$0	$0	$0	$0

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

	December 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Before Allowance(2)	Interest Income Recognized(3)
	(in thousands)
With no related allowance recorded	$0	$0	$0	$0	$0
With an allowance recorded	0	0	0	12,700	769
Total	$0	$0	$0	$12,700	$769

(1)	Recorded investment reflects the carrying value gross of related allowance.

(2)	Average recorded investment represents the average of the beginning-of-period and all subsequent quarterly end-of-period balances.

(3)	The interest income recognized is for the year-to-date income regardless of when the impairments occurred.

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Debt Service Coverage Ratio - March 31, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$978,771	$22,821	$287	$1,001,879
60%-69.99%	396,369	16,769	0	413,138
70%-79.99%	204,064	13,617	0	217,681
Greater than 80%	0	2,924	0	2,924
Total commercial mortgage and agricultural property loans	$1,579,204	$56,131	$287	$1,635,622

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$1,004,751	$35,579	$6,762	$1,047,092
60%-69.99%	378,799	4,969	4,016	387,784
70%-79.99%	197,208	12,471	0	209,679
Greater than 80%	0	2,938	4,983	7,921
Total commercial mortgage and agricultural property loans	$1,580,758	$55,957	$15,761	$1,652,476

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage loans on non-accrual status as of the dates indicated.

	March 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Commercial Mortgage and Other Loans	Non-Accrual Status
	(in thousands)
Commercial mortgage loans	$1,532,136	$0	$0	$0	1,532,136	$0
Agricultural property loans	103,199	0	0	287	103,486	287
Uncollateralized loans	8,410	0	0	0	8,410	0
Total	$1,643,745	$0	$0	$287	$1,644,032	$287

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Commercial Mortgage and Other Loans	Non-Accrual Status
	(in thousands)
Commercial mortgage loans	$1,545,853	$0	$0	$0	1,545,853	$0
Agricultural property loans	106,336	287	0	0	106,623	0
Uncollateralized loans	8,410	0	0	0	8,410	0
Total	$1,660,599	$287	$0	$0	$1,660,886	$0

See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding non-accrual status loans.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2016 and 2015, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both March 31, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For the three months ended March 31, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

As of both March 31, 2016 and December 31, 2015, the Company did not have any foreclosed residential real estate property.

Net Investment Income

Net investment income for the three months ended March 31, 2016 and 2015, was from the following sources:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fixed maturities, available-for-sale	$75,710	$63,938
Equity securities, available-for-sale	0	1
Trading account assets	759	512
Commercial mortgage and other loans	19,773	20,897
Policy loans	15,498	15,115
Short-term investments and cash equivalents	737	275
Other long-term investments	(880)	8,070
Gross investment income	111,597	108,808
Less: investment expenses	(6,145)	(5,388)
Net investment income	$105,452	$103,420

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three months ended March 31, 2016 and 2015, were from the following sources:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Fixed maturities	$(14,924)	$2,114
Equity securities	0	0
Commercial mortgage and other loans	562	151
Joint ventures and limited partnerships	(148)	38
Derivatives	69,647	56,720
Other	14	2
Realized investment gains (losses), net	$55,151	$59,025

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2016 and 2015, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(397)	$65,202	$64,805
Change in OCI before reclassifications	219	162,282	162,501
Amounts reclassified from AOCI	0	14,924	14,924
Income tax benefit (expense)	(76)	(62,022)	(62,098)
Balance, March 31, 2016	$(254)	$180,386	$180,132

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(67)	$178,758	$178,691
Change in OCI before reclassifications	(520)	81,731	81,211
Amounts reclassified from AOCI	0	(2,114)	(2,114)
Income tax benefit (expense)	182	(27,866)	(27,684)
Balance, March 31, 2015	$(405)	$230,509	$230,104

(1)
Includes cash flow hedges of $31 million and $48 million as of March 31, 2016 and December 31, 2015, respectively, and $36 million and $12 million as of March 31, 2015 and December 31, 2014, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(827)	$1,801
Net unrealized investment gains (losses) on available-for-sale securities(4)	(14,097)	313
Total net unrealized investment gains (losses)	(14,924)	2,114
Total reclassifications for the period	$(14,924)	$2,114

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs and other costs, future policy benefits and policyholders’ account balances.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains and losses on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains and losses, are as follows:
Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	DAC and Other Costs	Future Policy Benefits and Policyholders’ Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$5,196	$(1,350)	$1,114	$(1,767)	$3,193
Net investment gains (losses) on investments arising during the period	96	0	0	(34)	62
Reclassification adjustment for (gains) losses included in net income	(111)	0	0	39	(72)
Reclassification adjustment for OTTI losses excluded from net income(1)	(485)	0	0	170	(315)
Impact of net unrealized investment (gains) losses on DAC and other costs	0	118	0	(41)	77
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	(147)	51	(96)
Balance, March 31, 2016	$4,696	$(1,232)	$967	$(1,582)	$2,849

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Balances are net of reinsurance.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	DAC and Other Costs	Future Policy Benefits and Policyholders’ Account Balances(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$111,837	$(19,252)	$2,647	$(33,223)	$62,009
Net investment gains (losses) on investments arising during the period	196,014	0	0	(68,604)	127,410
Reclassification adjustment for (gains) losses included in net income	15,035	0	0	(5,262)	9,773
Reclassification adjustment for OTTI losses excluded from net income(1)	485	0	0	(170)	315
Impact of net unrealized investment (gains) losses on DAC and other costs	0	(59,669)	0	20,884	(38,785)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	25,870	(9,055)	16,815
Balance, March 31, 2016	$323,371	$(78,921)	$28,517	$(95,430)	$177,537

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(3)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$4,696	$5,196
Fixed maturity securities, available-for-sale - all other	286,817	59,930
Equity securities, available-for-sale	(2,021)	(2,636)
Derivatives designated as cash flow hedges(1)	31,172	48,271
Other investments	7,403	6,272
Net unrealized gains (losses) on investments	$328,067	$117,033

(1)	See Note 5 for more information on cash flow hedges.

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,999	$1	$0	$0	$24,999	$1
Obligations of U.S. states and their political subdivisions	2,912	10	12,747	174	15,659	184
Foreign government bonds	8,708	85	4,708	555	13,416	640
Public utilities	61,981	1,272	51,984	3,660	113,965	4,932
Redeemable preferred stock	0	156	0	0	0	156
All other U.S. public corporate securities	241,672	11,310	158,461	13,563	400,133	24,873
All other U.S. private corporate securities	162,658	7,223	16,168	1,238	178,826	8,461
All other foreign public corporate securities	29,403	2,424	6,827	929	36,230	3,353
All other foreign private corporate securities	112,218	4,206	179,934	19,667	292,152	23,873
Asset-backed securities	118,032	1,962	43,545	717	161,577	2,679
Commercial mortgage-backed securities	522	0	3,828	62	4,350	62
Residential mortgage-backed securities	888	27	1,406	10	2,294	37
Total	$763,993	$28,676	$479,608	$40,575	$1,243,601	$69,251
Equity securities, available-for-sale	$32,679	$2,471	$4,611	$390	$37,290	$2,861

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,985	$228	$0	$0	$5,985	$228
Obligations of U.S. states and their political subdivisions	77,756	1,958	0	0	77,756	1,958
Foreign government bonds	44,854	1,940	1,813	851	46,667	2,791
Public utilities	323,086	13,151	26,094	5,251	349,180	18,402
All other U.S. public corporate securities	802,158	49,343	61,110	11,799	863,268	61,142
All other U.S. private corporate securities	323,218	12,476	17,103	1,487	340,321	13,963
All other foreign public corporate securities	121,662	5,098	6,079	1,410	127,741	6,508
All other foreign private corporate securities	284,191	14,234	154,791	28,439	438,982	42,673
Asset-backed securities	249,084	1,565	93,675	1,085	342,759	2,650
Commercial mortgage-backed securities	129,765	2,350	4,221	79	133,986	2,429
Residential mortgage-backed securities	18,435	59	1,519	6	19,954	65
Total	$2,380,194	$102,402	$366,405	$50,407	$2,746,599	$152,809
Equity securities, available-for-sale	$35,869	$2,339	$9,281	$720	$45,150	$3,059

The gross unrealized losses on fixed maturity securities as of March 31, 2016 and December 31, 2015, were composed of $53.3 million and $133.6 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $15.9 million and $19.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2016, the $40.6 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical, utility and basic industry sectors of the Company's corporate securities. As of December 31, 2015, the $50.4 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical, utility and finance sectors of the Company's corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at March 31, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to a decrease in interest rates, general credit spread tightening and foreign currency exchange rate movements. As of March 31, 2016, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of both March 31, 2016 and December 31, 2015, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at March 31, 2016 or December 31, 2015.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of March 31, 2016, the Company had $5 million of securities lending transactions recorded as "Cash collateral for loaned securities," comprised of $2 million in corporate securities, and $3 million in foreign government bonds. All of the $5 million of securities lending transactions have a remaining contractual maturity that is overnight and continuous. As of December 31, 2015, the Company had $40 million of securities lending transactions recorded as "Cash collateral for loaned securities," comprised of $33 million in corporate securities and $7 million in foreign government bonds. Of the $40 million of securities lending transactions, $38 million had a remaining contractual maturity that was overnight and continuous, while the other $2 million had a remaining contractual maturity of up to thirty days. As of both March 31, 2016 and December 31, 2015, the Company had no repurchase transactions.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Level 2 – Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain short-term investments and certain cash equivalents, and certain over-the-counter ("OTC") derivatives.

Level 3 – Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities and fixed maturities, certain highly structured OTC derivative contracts, certain real estate funds for which the Company is the general partner and embedded derivatives resulting from reinsurance or certain products with guaranteed benefits.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$177,167	$0	$0	$177,167
Obligations of U.S. states and their political subdivisions	0	670,203	0	0	670,203
Foreign government bonds	0	98,968	0	0	98,968
U.S. corporate public securities	0	2,961,999	55,003	0	3,017,002
U.S. corporate private securities	0	1,354,510	29,248	0	1,383,758
Foreign corporate public securities	0	293,841	0	0	293,841
Foreign corporate private securities	0	805,971	14,198	0	820,169
Asset-backed securities	0	229,195	124,391	0	353,586
Commercial mortgage-backed securities	0	478,778	0	0	478,778
Residential mortgage-backed securities	0	118,885	0	0	118,885
Sub-total	0	7,189,517	222,840	0	7,412,357
Trading account assets:
Corporate securities	0	43,668	0	0	43,668
Asset-backed securities	0	1,995	0	0	1,995
Equity securities	0	0	22,199	0	22,199
Sub-total	0	45,663	22,199	0	67,862
Equity securities, available-for-sale	43	57,385	150	0	57,578
Short-term investments	7	46,607	0	0	46,614
Cash equivalents	5,317	200,964	0	0	206,281
Other long-term investments	0	458,035	2,444	(444,724)	15,755
Reinsurance recoverables	0	0	6,741,737	0	6,741,737
Receivables from parent and affiliates	0	161,396	569	0	161,965
Sub-total excluding separate account assets	5,367	8,159,567	6,989,939	(444,724)	14,710,149
Separate account assets(2)	0	109,912,778	0	0	109,912,778
Total assets	$5,367	$118,072,345	$6,989,939	$(444,724)	$124,622,927
Future policy benefits(3)	$0	$0	$7,098,647	$0	$7,098,647
Payables to parent and affiliates	0	45,035	0	(45,035)	0
Total liabilities	$0	$45,035	$7,098,647	$(45,035)	$7,098,647

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$94,049	$0	$0	$94,049
Obligations of U.S. states and their political subdivisions	0	624,769	0	0	624,769
Foreign government bonds	0	70,410	0	0	70,410
U.S. corporate public securities	0	2,635,551	55,003	0	2,690,554
U.S. corporate private securities	0	1,322,213	22,716	0	1,344,929
Foreign corporate public securities	0	275,349	0	0	275,349
Foreign corporate private securities	0	760,869	17,773	0	778,642
Asset-backed securities	0	261,784	173,347	0	435,131
Commercial mortgage-backed securities	0	404,345	0	0	404,345
Residential mortgage-backed securities	0	122,754	0	0	122,754
Sub-total	0	6,572,093	268,839	0	6,840,932
Trading account assets:
Corporate securities	0	44,374	0	0	44,374
Asset-backed securities	0	1,990	0	0	1,990
Equity securities	0	0	18,248	0	18,248
Sub-total	0	46,364	18,248	0	64,612
Equity securities, available-for-sale	39	51,769	165	0	51,973
Short-term investments	18,713	36,093	0	0	54,806
Cash equivalents	50,998	143,927	0	0	194,925
Other long-term investments(4)	0	297,394	5,704	(230,554)	72,544
Reinsurance recoverables	0	0	4,940,011	0	4,940,011
Receivables from parent and affiliates	0	157,625	5,000	0	162,625
Sub-total excluding separate account assets	69,750	7,305,265	5,237,967	(230,554)	12,382,428
Separate account assets(2)(4)	0	108,967,162	0	0	108,967,162
Total assets	$69,750	$116,272,427	$5,237,967	$(230,554)	$121,349,590
Future policy benefits(3)	$0	$0	$5,205,434	$0	$5,205,434
Payables to parent and affiliates	0	32,849	0	(32,849)	0
Total liabilities	$0	$32,849	$5,205,434	$(32,849)	$5,205,434

(1)
“Netting” amounts represent cash collateral of $400 million and $198 million as of March 31, 2016 and December 31, 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of March 31, 2016, the net embedded derivative liability position of $7,099 million includes $653 million of embedded derivatives in an asset position and $7,752 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $5,205 million includes $655 million of embedded derivatives in an asset position and $5,860 million of embedded derivatives in a liability position.

(4)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds, and default rates. If the pricing information received from third-party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of March 31, 2016 and December 31, 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

The fair value of private fixed maturities, which are comprised of investments in private placement securities, originated by internal private asset managers, are primarily determined using discounted cash flow models. These models primarily use observable inputs that include Treasury or similar base rates plus estimated credit spreads to value each security. The credit spreads are obtained through a survey of private market intermediaries who are active in both primary and secondary transactions, and consider, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements. Since most private placements are valued using standard market observable inputs and inputs derived from, or corroborated by, market observable data including observed prices and spreads for similar publicly-traded or privately-traded issues, they have been reflected within Level 2. For certain private fixed maturities, the discounted cash flow model may incorporate significant unobservable inputs, which reflect the Company’s own assumptions about the inputs that market participants would use in pricing the asset. To the extent management determines that such unobservable inputs are significant to the price of a security, a Level 3 classification is made.

Trading Account Assets – Trading account assets consist primarily of corporate and equity securities, asset-backed securities and perpetual preferred stock whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities”.

Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly-traded companies, perpetual preferred stock, privately-traded securities, as well as mutual fund shares. The fair values of most publicly-traded equity securities are based on quoted market prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy. The fair values of perpetual preferred stock are based on inputs obtained from independent pricing services that are primarily based on indicative broker quotes. As a result, the fair values of perpetual preferred stock are classified as Level 3.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate, cross-currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including Overnight Indexed Swap discount rates, obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.
To reflect the market’s perception of its own and the counterparty’s NPR, the Company incorporates additional spreads over London Inter-Bank Offered Rate ("LIBOR") into the discount rate used in determining the fair value of OTC derivative assets and liabilities that are not otherwise collateralized.

Derivatives classified as Level 3 include structured products. These derivatives are valued based upon models such as Monte Carlo simulation models and other techniques that utilize significant unobservable inputs. Level 3 methodologies are validated through periodic comparison of the Company’s fair values to external broker-dealer values.

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain "Other long-term investments" from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At both March 31, 2016 and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $1 million, which had been previously classified in Level 3 at December 31, 2015.

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs and, these investments have primarily been classified within Level 2.

Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”.

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain separate account investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At March 31, 2016 and December 31, 2015, the fair values of separate account assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $424 million and $383 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity whose fair values are determined consistent with similar securities described above under “Fixed Maturity Securities” managed by affiliated asset managers.

Reinsurance Recoverables – Reinsurance recoverables carried at fair value include the reinsurance of the Company’s living benefit guarantees on certain variable annuity contracts. These guarantees are accounted for as embedded derivatives and are recorded in “Reinsurance Recoverables” or “Other Liabilities” when fair value is in an asset or liability position, respectively. The methods and assumptions used to estimate the fair value are consistent with those described below in “Future Policy Benefits”. The reinsurance agreements covering these guarantees are derivatives with fair value determined in the same manner as the living benefit guarantee.

The Company also has an agreement with Universal Prudential Arizona Reinsurance Company (“UPARC”), an affiliated captive reinsurance company, to reinsure risks associated with the no-lapse guarantee provision available on a portion of certain universal life products (see Note 7). Under this agreement, the Company pays a premium to UPARC to reinsure the risk of uncollectible

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the optional living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

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

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s separate account. During the three months ended March 31, 2016 and 2015, there were no transfers between Levels 1 and 2.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	March 31, 2016
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$43,449	$55,000	$98,449
Asset-backed securities(4)	136	124,255	124,391
Equity securities	4,589	17,760	22,349
Other long-term investments	0	2,444	2,444
Reinsurance recoverables	6,741,737	0	6,741,737
Receivables from parent and affiliates	0	569	569
Total assets	$6,789,911	$200,028	$6,989,939
Future policy benefits	$7,098,647	$0	$7,098,647
Total liabilities	$7,098,647	$0	$7,098,647

	December 31, 2015
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$40,492	$55,000	$95,492
Asset-backed securities(4)	158	173,189	173,347
Equity securities	165	18,248	18,413
Other long-term investments(5)	3,260	2,444	5,704
Reinsurance recoverables	4,940,011	0	4,940,011
Receivables from parent and affiliates	0	5,000	5,000
Total assets	$4,984,086	$253,881	$5,237,967
Future policy benefits	$5,205,434	$0	$5,205,434
Total liabilities	$5,205,434	$0	$5,205,434

(1)
Represents valuations reflecting both internally-derived and market inputs, as well as third-party pricing information or quotes. See below for additional information related to internally-developed valuation for significant items in the above table.

(2)	Represents unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs are not readily available.

(3)	Includes assets classified as fixed maturities available-for-sale.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities (see narrative below for quantitative information for separate account assets).

	March 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$43,449	Discounted cash flow	Discount rate	5.29%		20.38%		9.90%		Decrease
		Market comparables	EBITDA multiples(2)	5.0	X	5.0	X	5.0	X	Increase
Reinsurance recoverables - Living Benefits	$6,348,158	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$393,579	Discounted cash flow	Lapse rate(3)	0%		12%				Decrease
			NPR spread(4)	0.44%		2.07%				Decrease
			Mortality rate(5)	0%		20%				Decrease
			Premium payment(6)	1.00	X	3.75	X			Decrease
Liabilities:
Future policy benefits(7)	$7,098,647	Discounted cash flow	Lapse rate(8)	0%		14%				Decrease
			NPR spread(4)	0.44%		2.07%				Decrease
			Utilization rate(9)	56%		96%				Increase
			Withdrawal rate(10)	74%		100%				Increase
			Mortality rate(11)	0%		14%				Decrease
			Equity volatility curve	16%		28%				Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$40,492	Discounted cash flow	Discount rate	5.76%		17.95%		8.35%		Decrease
		Market comparables	EBITDA multiples(2)	5.0	X	5.0	X	5.0	X	Increase
Reinsurance recoverables - Living Benefits	$4,600,193	Fair values are determined in the same manner as future policy benefits

Reinsurance recoverables - No Lapse Guarantee	$339,818	Discounted cash flow	Lapse rate(3)	0%		12%				Decrease
			NPR spread(4)	0.06%		1.76%				Decrease
			Mortality rate(5)	0%		20%				Decrease
			Premium payment(6)	1.00	X	3.75	X			Decrease
Liabilities:
Future policy benefits(7)	$5,205,434	Discounted cash flow	Lapse rate(8)	0%		14%				Decrease
			NPR spread(4)	0.06%		1.76%				Decrease
			Utilization rate(9)	56%		96%				Increase
			Withdrawal rate(10)	74%		100%				Increase
			Mortality rate(11)	0%		14%				Decrease
			Equity volatility curve	17%		28%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(12)	Includes assets classified as fixed maturities available-for-sale and other trading account assets.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended March 31, 2016
	Fixed Maturities Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$55,003	$22,716	$17,773	$173,347	$18,248
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(508)	(194)	9	0
Asset management fees and other income	0	0	0	0	691
Included in other comprehensive income (loss)	0	(976)	(215)	(902)	0
Net investment income	0	4	5	98	0
Purchases	0	209	65	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(950)	(4,823)	(343)	0
Transfers into Level 3(1)	0	8,753	1,587	10,916	0
Transfers out of Level 3(1)	0	0	0	(58,734)	0
Other(5)	0	0	0	0	3,260
Fair value, end of period	$55,003	$29,248	$14,198	$124,391	$22,199
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(508)	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$691

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Equity Securities, Available-for-Sale	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$165	$5,704	$4,940,011	$5,000	$(5,205,434)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	1,625,887	(13)	(1,700,231)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	(15)	0	0	34	0
Net investment income	0	0	0	0	0
Purchases	0	0	175,839	0	0
Sales	0	0	0	(1,988)	0
Issuances	0	0	0	0	(192,982)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,464)	0
Other(5)	0	(3,260)	0	0	0
Fair value, end of period	$150	$2,444	$6,741,737	$569	$(7,098,647)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1,655,557	$0	$(1,727,547)
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015(4)
	Fixed Maturities Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities
	(in thousands)
Fair value, beginning of period	$61,092	$14,539	$9,170	$100,217
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	62	2
Asset management fees and other income	0	0	0	0
Included in other comprehensive income (loss)	(44)	(277)	(117)	530
Net investment income	(2)	(12)	8	(8)
Purchases	56,903	249	188	73,630
Sales	(55,000)	(2)	(31)	0
Settlements	(152)	(511)	(678)	(72)
Transfers into Level 3(1)	704	826	0	44,798
Transfers out of Level 3(1)	0	0	0	(18,046)
Fair value, end of period	$63,501	$14,812	$8,602	$201,051
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2015(4)
	Trading Account Assets- Equity Securities	Equity Securities, Available-for-Sale	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$5,540	$750	$596	$4,897,545	$19,203	$(4,993,611)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	51	759,357	0	(776,607)
Asset management fees and other income	2,328	0	0	0	0	0
Included in other comprehensive income (loss)	0	(3)	0	0	(20)	0
Net investment income	0	0	0	0	0	0
Purchases	0	0	0	165,205	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	(174,597)
Settlements	(1,500)	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	1,986	0
Transfers out of Level 3(1)	0	0	(30)	0	0	0
Other(3)	12,001	0	0	0	0	0
Fair value, end of period	$18,369	$747	$617	$5,822,107	$21,169	$(5,944,815)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$52	$788,607	$0	$(809,087)
Asset management fees and other income	$2,283	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets between reporting categories.

(4)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(5)	Primarily related to private warrants reclassified from derivatives to trading securities.

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

	March 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$8,394	$1,720,581	$1,728,975	$1,641,942
Policy loans	0	0	1,141,331	1,141,331	1,141,331
Cash and cash equivalents	26,937	262,622	0	289,559	289,559
Accrued investment income	0	104,075	0	104,075	104,075
Receivables from parent and affiliates	0	68,009	0	68,009	68,009
Other assets	0	36,060	0	36,060	36,060
Total assets	$26,937	$479,160	$2,861,912	$3,368,009	$3,280,976
Liabilities:
Policyholders’ account balances - investment contracts	$0	$994,880	$240,957	$1,235,837	$1,240,597
Cash collateral for loaned securities	0	5,317	0	5,317	5,317
Short-term debt	0	180,335	0	180,335	180,500
Long-term debt	0	1,237,111	0	1,237,111	1,204,000
Payables to parent and affiliates	0	70,195	0	70,195	70,195
Other liabilities	0	291,029	0	291,029	291,029
Total liabilities	$0	$2,778,867	$240,957	$3,019,824	$2,991,638

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$8,540	$1,701,951	$1,710,491	$1,658,235
Policy loans	0	0	1,143,303	1,143,303	1,143,303
Cash and cash equivalents	19,297	156,064	0	175,361	175,361
Accrued investment income	0	100,031	0	100,031	100,031
Receivables from parent and affiliates	0	65,628	0	65,628	65,628
Other assets	0	6,162	0	6,162	6,162
Total assets	$19,297	$336,425	$2,845,254	$3,200,976	$3,148,720
Liabilities:
Policyholders’ account balances - investment contracts	$0	$947,853	$236,891	$1,184,744	$1,190,596
Cash collateral for loaned securities	0	40,416	0	40,416	40,416
Short-term debt	0	180,105	0	180,105	180,000
Long-term debt	0	1,227,110	0	1,227,110	1,204,000
Payables to parent and affiliates	0	72,791	0	72,791	72,791
Other liabilities	0	343,089	0	343,089	343,089
Total liabilities	$0	$2,811,364	$236,891	$3,048,255	$3,030,892

(1)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At March 31, 2016 and December 31, 2015, the fair values of these cost method investments were $31 million and $27 million, respectively, which had been previously classified in Level 3 at December 31, 2015. The carrying values of these investments were $29 million and $26 million as of March 31, 2016 and December 31, 2015, respectively.

(2)
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

Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: cash and cash equivalent instruments, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable. Also included in receivables from parent and affiliates are affiliated notes whose fair value is determined in the same manner as the underlying debt described below under “Short-Term and Long-Term Debt”.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Embedded Derivatives

The Company sells variable annuity products, which may include guaranteed benefit features that are accounted for as embedded derivatives. The Company has reinsurance agreements to transfer the risk related to certain of these benefit features to an affiliate, Pruco Re. See Note 1 for the subsequent change effective April 1, 2016.

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

The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value. These embedded derivatives and reinsurance agreements are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models as described in Note 4.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$574,628	$40,661	$(10,626)	$529,128	$50,877	$(1,385)
Total Qualifying Hedges	$574,628	$40,661	$(10,626)	$529,128	$50,877	$(1,385)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$2,797,400	$381,028	$(6,443)	$3,159,400	$203,313	$(8,605)
Foreign Currency
Foreign Currency Forwards	3,756	0	(46)	3,722	39	(15)
Credit
Credit Default Swaps	7,275	115	(262)	7,275	268	(222)
Currency/Interest Rate
Foreign Currency Swaps	132,403	16,160	(336)	122,425	17,079	(71)
Equity
Total Return Swaps	533,801	25	(20,135)	542,294	411	(10,451)
Equity Options	25,388,907	20,046	(7,187)	25,345,369	28,668	(12,100)
Total Non-Qualifying Hedges	$28,863,542	$417,374	$(34,409)	$29,180,485	$249,778	$(31,464)
Total Derivatives (1)	$29,438,170	$458,035	$(45,035)	$29,709,613	$300,655	$(32,849)

(1)
Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $7,099 million and $5,205 million as of March 31, 2016 and December 31, 2015, respectively, included in “Future policy benefits.” The fair value of the embedded derivatives related to the reinsurance of certain of these benefits to Pruco Re was an asset of $6,312 million and $4,594 million as of March 31, 2016 and December 31, 2015, included in “Reinsurance recoverables.” The fair value of the embedded derivative related to the no-lapse guarantee with UPARC was an asset of $394 million and $340 million as of March 31, 2016 and December 31, 2015, respectively, included in "Reinsurance recoverables." The fair value of the reinsurance related to the living benefits guarantee with Union Hamilton Reinsurance, Ltd., an external counterparty, was an asset of $36 million and $7 million as of March 31, 2016 and December 31, 2015, respectively, and is included in "Reinsurance recoverables." See Note 7 for additional information on the affiliated reinsurance agreements in "Reinsurance with Affiliates."

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$458,021	$(444,724)	$13,297	$(13,297)	$0
Securities purchased under agreement to resell	263,000	0	263,000	(263,000)	0
Total Assets	$721,021	$(444,724)	$276,297	$(276,297)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$45,035	$(45,035)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$45,035	$(45,035)	$0	$0	$0

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$297,371	$(230,554)	$66,817	$(15,157)	$51,660
Securities purchased under agreement to resell	156,064	0	156,064	(156,064)	0
Total Assets	$453,435	$(230,554)	$222,881	$(171,221)	$51,660
Offsetting of Financial Liabilities:
Derivatives (1)	$32,849	$(32,849)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$32,849	$(32,849)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 7. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended March 31, 2016
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,405	$(1,899)	$(17,099)
Total cash flow hedges	0	1,405	(1,899)	(17,099)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	189,927	0	0	0
Currency	(126)	0	0	0
Currency/Interest Rate	(1,095)	0	(10)	0
Credit	(241)	0	0	0
Equity	(3,314)	0	0	0
Embedded Derivatives	(115,504)	0	0	0
Total non-qualifying hedges	69,647	0	(10)	0
Total	$69,647	$1,405	$(1,909)	$(17,099)

	Three Months Ended March 31, 2015
	Realized Investment Gains/(Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$537	$1,264	$24,696
Total cash flow hedges	0	537	1,264	24,696
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	115,132	0	0	0
Currency	136	0	0	0
Currency/Interest Rate	8,265	0	135	0
Credit	(75)	0	0	0
Equity	(15,324)	0	0	0
Embedded Derivatives	(51,414)	0	0	0
Total non-qualifying hedges	56,720	0	135	0
Total	$56,720	$537	$1,399	$24,696

(1)	Amounts deferred in AOCI.

For the three months ended March 31, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2015	$48,271
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2016	(17,926)
Amounts reclassified into current period earnings	827
Balance, March 31, 2016	$31,172

Using March 31, 2016 values, it is estimated that a pre-tax gain of $3 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2017, offset by amounts pertaining to the hedged items. As of March 31, 2016, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of March 31, 2016 and December 31, 2015.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of both March 31, 2016 and December 31, 2015, the Company had $7 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million as of March 31, 2016 and an asset of less than $1 million as of December 31, 2015, respectively.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of March 31, 2016 and December 31, 2015, the outstanding balance on this commitment was $128 million and $62 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2016 and December 31, 2015, $95 million and $52 million, respectively, of this commitment were outstanding.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $7.5 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigations and regulatory matters, see Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended March 31, 2016 and 2015. The expense charged to the Company for the deferred compensation program was $1 million and $2 million for the three months ended March 31, 2016 and 2015, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $5 million for both the three months ended March 31, 2016 and 2015.

Prudential Insurance sponsors voluntary savings plans for its employee’s 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended March 31, 2016 and 2015.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $174 million and $204 million for the three months ended March 31, 2016 and 2015, respectively.

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,044 million at March 31, 2016 and $2,873 million at December 31, 2015. Fees related to these COLI policies were $11 million for both the three months ended March 31, 2016 and 2015. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

On January 2, 2013, the Company began to assume Guaranteed Universal Life ("GUL") business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U. Collectively, reinsurance of this GUL business does not have a material impact on the equity of the Company.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Reinsurance recoverable	$24,780,544	$22,546,361
Policy loans	(77,784)	(75,697)
Deferred policy acquisition costs	(2,098,908)	(2,122,349)
Other assets	35,117	35,616
Policyholders’ account balances	4,905,603	5,020,230
Future policy benefits and other policyholder liabilities	2,715,376	2,380,215
Other liabilities (reinsurance payables)	446,846	494,660

The reinsurance recoverables by counterparty is broken out below.

	March 31, 2016	December 31, 2015
	(in thousands)
UPARC	$427,999	$376,660
PAR U	10,002,215	9,797,733
PURC	2,351,566	2,251,692
PARCC	2,568,479	2,560,798
PAR Term	1,261,597	1,226,761
Term Re	376,564	298,002
Prudential Insurance	200,442	226,926
Pruco Re	6,312,862	4,594,412
Prudential of Taiwan	1,206,591	1,169,664
Unaffiliated	72,229	43,713
Total reinsurance recoverables	$24,780,544	$22,546,361

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, excluding investment gains (losses) on affiliated asset transfers, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Premiums:
Direct	$391,180	$366,243
Assumed	148	0
Ceded	(373,413)	(350,606)
Net premiums	17,915	15,637
Policy charges and fee income:
Direct	734,977	732,565
Assumed	194,313	168,786
Ceded	(401,883)	(360,586)
Net policy charges and fee income	527,407	540,765
Net investment income:
Direct	106,137	104,049
Assumed	345	329
Ceded	(1,030)	(958)
Net investment income	105,452	103,420
Other income:
Direct	11,695	12,527
Assumed & Ceded	1,827	4,690
Net other income	13,522	17,217
Interest credited to policyholders’ account balances:
Direct	213,482	142,405
Assumed	33,835	32,714
Ceded	(60,886)	(57,642)
Net interest credited to policyholders’ account balances	186,431	117,477
Policyholders’ benefits (including change in reserves):
Direct	609,636	480,655
Assumed	260,876	235,461
Ceded	(771,984)	(657,715)
Net policyholders’ benefits (including change in reserves)	98,528	58,401
Realized investment gains (losses), net:
Direct	(1,534,352)	(666,435)
Assumed	(39)	0
Ceded	1,589,542	725,460
Realized investment gains (losses), net	55,151	59,025
Net reinsurance expense allowances, net of capitalization and amortization	$(93,929)	$(69,712)

The gross and net amounts of life insurance face amount in force as of March 31, 2016 and 2015 were as follows:

	March 31, 2016	March 31, 2015
	(in thousands)
Direct gross life insurance face amount in force	$783,961,855	$724,268,816
Assumed gross life insurance face amount in force	43,367,167	44,296,568
Reinsurance ceded	(765,067,750)	(708,312,995)
Net life insurance face amount in force	$62,261,272	$60,252,389

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

UPARC

Through June 30, 2011, the Company, excluding its subsidiaries, reinsured Universal Protector policies having no-lapse guarantees with UPARC, an affiliated company. UPARC reinsured an amount equal to 90% of the net amount at risk related to the first $1 million in face amount plus 100% of the net amount at risk related to the face amount in excess of $1 million as well as 100% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

Effective July 1, 2011, the agreement between the Company and UPARC to reinsure Universal Protector policies having no-lapse guarantees was amended for policies with effective dates prior to January 1, 2011. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies. During the first quarter of 2013, the agreement between the Company and UPARC was further amended to revise language relating to the consideration due to the Company.

Effective July 1, 2013 the agreement between the Company and UPARC to reinsure Universal Protector policies having no-lapse guarantees was amended for policies with effective dates January 1, 2011 through December 31, 2012. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

Effective January 1, 2014, the agreement between the Company and UPARC to reinsure Universal Protector policies having no-lapse guarantees was amended for policies with effective dates on or after January 1, 2014. Under the amended agreement, UPARC will no longer reinsure Universal Protector policies having no-lapse guarantees.

Effective July 1, 2014, the agreement between the Company and UPARC to reinsure Universal Protector policies having no-lapse guarantees was further amended for policies with effective dates January 1, 2013 through December 31, 2013. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

PAR U

Effective July 1, 2011, the Company, excluding its subsidiaries, entered into an automatic coinsurance agreement with PAR U, an affiliated company, to reinsure an amount equal to 70% of all the risks associated with Universal Protector policies having no- lapse guarantees as well as Universal Plus policies, with effective dates prior to January 1, 2011. During the first quarter of 2013, the agreement between the Company, excluding its subsidiaries, and PAR U was amended to revise language relating to the consideration due to PAR U.

Effective July 1, 2012, the Company’s wholly-owned subsidiary, PLNJ, entered into an automatic coinsurance agreement with PAR U, to reinsure an amount equal to 95% of all the risks associated with universal life policies. During the fourth quarter of 2012, the agreement between PLNJ and PAR U was amended to revise language relating to the consideration due to PAR U.

On January 2, 2013, the Company began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U. Collectively, reinsurance of the GUL business does not have a material impact on the equity of the Company.

Effective July 1, 2013, the agreement between the Company, excluding its subsidiaries, and PAR U was amended for policies with effective dates from January 1, 2011 through December 31, 2012. Under the amended agreement, PAR U reinsures an amount equal to 70% of all the risks associated with Universal Protector policies having no lapse guarantees as well as Universal Plus policies, with effective dates from January 1, 2011 through December 31, 2012 in addition to policies covered by the initial reinsurance agreement discussed above.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

PURC

The Company, excluding its subsidiaries, reinsures an amount equal to 70% of all the risks associated with Universal Protector policies having no lapse guarantees as well as Universal Plus policies, with effective dates from January 1, 2011 through December 31, 2012 with PURC pursuant to the PURC Novated Coinsurance Agreement (as defined in “PAR U” above).
Effective January 1, 2014, the Company, excluding its subsidiaries, entered into an automatic coinsurance agreement with PURC to reinsure an amount equal to 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as Universal Plus policies, with effective dates on or after January 1, 2014.

Effective July 1, 2014, the agreement between the Company, excluding its subsidiaries, and PURC was amended to reinsure policies with effective dates from January 1, 2013 through December 31, 2013. Under the amended agreement, PURC reinsures an amount equal to 70% of all the risks associated with Universal Protector policies having no lapse guarantees as well as Universal Plus policies in addition to policies initially covered by the PURC Novated Coinsurance Agreement.

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

Pruco Re

The Company uses reinsurance as part of its risk management and capital management strategies for certain of its optional living benefit features available under certain of its annuity products. Starting from 2005, the Company has entered into various automatic coinsurance agreements with Pruco Re, an affiliated company, to reinsure its living benefit features sold on certain of its annuities. See Note 1 for the subsequent change effective April 1, 2016.

Taiwan Branch Reinsurance Agreement

On January 31, 2001, the Company transferred all of its assets and liabilities associated with its Taiwan branch, including its Taiwan insurance book of business, to Prudential of Taiwan, an affiliated company.

The mechanism used to transfer this block of business in Taiwan is referred to as a “full acquisition and assumption” transaction. Under this mechanism, the Company is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obligees for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against the Company.

The transfer of the insurance related assets and liabilities was accounted for as a long-duration coinsurance transaction under U.S. GAAP. Under this accounting treatment, the insurance related liabilities remain on the books of the Company and an offsetting reinsurance recoverable is established. These assets and liabilities are denominated in U.S. dollars.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was $69 million and $95 million for the three months ended March 31, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on contractholders’ separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $3 million for both the three months ended March 31, 2016 and 2015. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $5 million and $4 million for the three months ended March 31, 2016 and 2015, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades as of March 31, 2016 and December 31, 2015.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Prudential Insurance	March-15	Purchase	Fixed Maturities & Trading Account Assets	$92	$74	$(12)	$0	$0
Prudential Insurance	June-15	Purchase	Fixed Maturities	$11	$10	$(1)	$0	$0
Prudential Insurance	March-16	Sale	Fixed Maturities & Short-Term Investments	$89	$89	$(1)	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - March 31, 2016	Amount of Notes - December 31, 2015	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	12/15/2011	$11,000	$11,000			3.61%			12/15/2016
Prudential Financial	12/16/2011	11,000	11,000			3.61%			12/16/2016
Prudential Financial	11/15/2013	9,000	9,000			2.24%			12/15/2018
Prudential Financial	11/15/2013	23,000	23,000			3.19%			12/15/2020
Prudential Insurance	12/6/2013	120,000	120,000			2.60%			12/15/2018
Prudential Insurance	12/6/2013	130,000	130,000			4.39%			12/15/2023
Prudential Insurance	12/6/2013	250,000	250,000			3.64%			12/15/2020
Prudential Insurance	9/25/2014	30,000	30,000			1.89%			6/20/2017
Prudential Insurance	9/25/2014	40,000	40,000			3.95%			6/20/2024
Prudential Insurance	9/25/2014	20,000	20,000			2.80%			6/20/2019
Prudential Insurance	9/25/2014	50,000	50,000			3.95%			6/20/2024
Prudential Insurance	9/25/2014	50,000	50,000			2.80%			6/20/2019
Prudential Insurance	9/25/2014	100,000	100,000			3.47%			6/20/2021
Prudential Insurance	9/25/2014	100,000	100,000			3.95%			6/20/2024
Prudential Financial	12/15/2014	5,000	5,000			2.57%			12/15/2019
Prudential Financial	12/15/2014	23,000	23,000			3.14%			12/15/2021
Prudential Financial	6/15/2015	66,000	66,000			3.52%			6/15/2022
Prudential Financial	6/15/2015	6,000	6,000			2.86%			6/15/2020
Prudential Financial	9/21/2015	158,000	158,000	1.09%	-	1.63%	6/15/2016	-	6/15/2017
Prudential Financial	9/21/2015	132,000	132,000	1.40%	-	1.93%	12/17/2016	-	12/17/2017
Prudential Financial	9/21/2015	26,000	26,000	1.40%	-	1.93%	12/17/2016	-	12/17/2017
Prudential Financial	12/16/2015	5,000	5,000			2.85%			12/16/2020
Prudential Financial	12/16/2015	1,000	1,000			2.85%			12/16/2020
Prudential Financial	12/16/2015	18,000	18,000			3.37%			12/16/2022
Prudential Funding	3/31/2016	500	0			0.48%			4/1/2016
Total Loans Payable to Affiliates		$1,384,500	$1,384,000

The total interest expense to the Company related to loans payable to affiliates was $10.5 million and $13.2 million for the three months ended March 31, 2016, and 2015, respectively.

Contributed Capital and Dividends

In March 2016, the Company received a capital contribution in the amount of $5 million from Prudential Insurance. For the year ended December 31, 2015, the Company did not receive any capital contributions.

For the three months ended March 31, 2016, the Company did not pay any dividends. In June and December of 2015, the Company paid dividends in the amounts of $230 million and $200 million, respectively, to Prudential Insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition and results of operations of Pruco Life Insurance Company, or the “Company,” as of March 31, 2016, compared with December 31, 2015, and its consolidated results of operations for the three months ended March 31, 2016 and 2015. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

Regulatory Developments

In April 2016, the U.S. Department of Labor issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ potential impact on our operations and preparing to implement the necessary adjustments to come into alignment with the Rules’ requirements. Overall, we believe the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will impact our individual annuities business, as well as our Prudential Advisors distribution system which we include in the results of our individual life business. Significant aspects of the Rules and their potential impact on our businesses include the following:

•
Prudential Advisors: We expect compliance with a new “best interest contract exemption” will be required for investment advice concerning retirement plans and IRAs including recommendations to purchase a wide range of products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, which we continue to review. The Rules will impose compliance and contract requirements and would give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. We expect the Rules may also lead to changes to compensation and benefit structures as well as our product offerings.

•
Annuities: Sales of variable annuities will be subject to the best interest contract exemption described above, but certain fixed annuities will be subject to a separate exemption. As a result of the Rules, certain distributors may restrict the sale of annuities. In addition, we may need to alter our product design or offerings to meet the needs of distributors in complying with the Rules. We may also need to monitor or limit wholesaling and other sales support and customer service activities if we do not want to be considered a fiduciary.

For additional information on the potential impacts of regulation on the Company, see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenues and Expenses

The Company earns revenues principally from insurance premiums; mortality and expense fees, and asset administration fees from insurance and investment products; and investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees, and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products we sell and interest credited on general account liabilities.

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

See “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits (including versions with enhanced guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include an optional living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value.

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v. 3.0 offers lifetime income based on the highest daily account value plus a compounded deferral credit.

The Prudential Defined Income (“PDI”) Variable Annuity complements other variable annuity products that we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments, but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit rider which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to daily roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

We also offer annuities without guaranteed living benefits. We offer the Prudential Premier® Investment Variable Annuity, which offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of the greater of account value or total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.

Excluding our PDI product, the majority of our variable annuities generally provide our contractholders with the opportunity to allocate purchase payments to sub-accounts that invest in underlying mutual funds managed by our affiliates ("proprietary") or a mix of proprietary and non-proprietary mutual funds, frequently under asset allocation programs. Certain products also allow or require allocation to fixed-rate accounts that are backed by investments in the general account and are credited with interest at rates we determine, subject to certain minimums. We also offer fixed annuities that provide a guarantee of principal and interest credited at rates we determine, subject to certain contractual minimums. Certain allocations made in the fixed-rate accounts of our variable annuities and certain fixed annuities impose a market value adjustment if the allocation in the fixed rate account or contract is not held to maturity.

In addition, most contracts also guarantee the contractholders' beneficiary a return of the greater of account value or total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Certain in force contracts include guaranteed benefits which are not currently offered, such as annuitization benefits based on a guaranteed notional amount and benefits payable at specified dates after the accumulation period.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. In addition, we consider external reinsurance a form of risk mitigation. Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty, to reinsure approximately 50% of the HDI v. 3.0, the newest version of our variable annuity with a "highest daily" living benefits guarantee. This reinsurance agreement covers most new HDI v. 3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, until Union Hamilton's quota share reaches $5 billion of new rider premiums through December 31, 2016.

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

As of March 31, 2016, approximately $91 billion or 91% of total variable annuity account values contain a living benefit feature, compared to approximately $90 billion or 91% as of December 31, 2015. As of March 31, 2016, approximately $82 billion or 90% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $81 billion or 91% as of December 31, 2015. The change in account values with living benefits and the asset transfer feature reflect the impact of new business sales and equity market performance.

As mentioned above, in addition to our asset transfer feature, we manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated and unaffiliated reinsurance agreements. Through March 31, 2016, we reinsured the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. (“Pruco Re”). The living benefits hedging program was primarily executed within Pruco Re to manage capital markets risk associated with the reinsured living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, to Prudential Annuities Life Assurance Corporation (“PALAC”), excluding the Pruco Life Insurance Company of New Jersey (“PLNJ”) business which was reinsured to The Prudential Insurance Company of America (“Prudential Insurance”). This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the business reinsured to PALAC are being managed in PALAC and the product risks related to the business reinsured to Prudential Insurance are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within PALAC or Prudential Insurance, as applicable.

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 65% of our net individual life insurance in force at March 31, 2016, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 20% of our net individual life insurance in force at March 31, 2016, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. A number of our currently offered variable life products offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 12% of our net individual life insurance in force at March 31, 2016, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products, which represent 3% of our net individual life insurance in force at March 31, 2016. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Most of our universal life products now offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial, Inc. ("Prudential Financial") (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and DSI, see “Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2016, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 6.3% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2015, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Accounting Policies & Pronouncements-Application of Critical Accounting Estimates”.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2016 versus December 31, 2015

Total assets increased $3.2 billion, from $148.6 billion at December 31, 2015 to $151.8 billion at March 31, 2016. Significant components were:

•
Reinsurance recoverables increased $2.3 billion from $22.5 billion at December 31, 2015 to $24.8 billion at March 31, 2016. The increase was primarily driven by the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by declining interest rates. Also, contributing to the increase was the impact of term and universal life business growth and the Hartford GUL business ceded to PAR U, which increased ceded reserves and ceded policyholders’ account balances.

•	Separate account assets increased $1.0 billion from $109.3 billion at December 31, 2015 to $110.3 billion at March 31, 2016, primarily driven by favorable fund performance.

•
Total investments and cash and cash equivalents increased $0.6 billion from $10.6 billion at December 31, 2015 to $11.2 billion at March 31, 2016, primarily driven by the mark-to-market of fixed maturity investments and assets hedging the retained living benefit liability and HDI v. 3.0, universal life, and term life premiums.

Partially offsetting these increases in total assets were the following items:

•
DAC and DSI decreased $0.7 billion from $5.8 billion at December 31, 2015 to $5.1 billion at March 31, 2016, primarily driven by the impact of the embedded derivatives and related hedge positions and base amortization.

Total liabilities increased $3.4 billion, from $144.1 billion at December 31, 2015 to $147.5 billion at March 31, 2016. Significant components were:

•
Future policy benefits and other policyholder liabilities increased $2.5 billion from $15.0 billion at December 31, 2015 to $17.5 billion at March 31, 2016, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, and an increase in GMDB reserves associated with universal life business and higher reserves supporting term life business growth.

•	Separate account liabilities increased $1.0 billion, corresponding to the increase in separate account assets described above.

•
Policyholders’ account balances increased $0.1 billion from $17.1 billion at December 31, 2015 to $17.2 billion at March 31, 2016, primarily driven by growth in the variable annuity products that offer HDI v. 3.0, which requires that a certain percentage of each purchase payment be allocated to the general account.

Results of Operations

Income (Loss) from Operations before Income Taxes

2016 to 2015 Three Months Comparison.

Income (loss) from operations before income taxes decreased $468 million from income of $98 million in the first quarter of 2015 to a loss of $370 million in the first quarter of 2016. Excluding the impacts of changes in the estimated profitability of the business, as discussed below, income from operations before income taxes decreased $10 million. The decrease was primarily related to realized investment gains (losses) driven by impairment losses this quarter and higher general expenses driven by higher corporate chargebacks and the timing of business initiatives, partially offset by the mark-to-market of our non-reinsured living benefit features and related hedge positions, driven by an increase in NPR due to declining rates and widening spread.

The impacts of changes in estimated profitability of the business include adjustments to the amortization of DAC and other costs and to reserves, which resulted in a net charge of $652 million in the first quarter of 2016. The net charge primarily reflects the impact of NPR gains due to declining rates and widening spread, as well as unfavorable equity market performance. The net charge of $194 million in the first quarter of 2015 primarily reflects NPR gains due to widening spread and declining rates, partially offset by a net benefit reflecting favorable equity market performance which more than offset the impact of lower expected rates of return on fixed income investments within contractholder accounts and on future expected claims relative to our assumptions.

Revenues, Benefits and Expenses

2016 to 2015 Three Months Comparison

Revenues decreased $43 million, primarily driven by an unfavorable variance in policy charges and fee income, and asset administration fees of $39 million due to the changes to the Rule 12b-1 Plan and lower average separate account assets.

Benefits and expenses increased $425 million. Excluding the $458 million impacts of the amortization of DAC and other costs and to reserves for the GMDB and GMIB features, as discussed above, benefits and expenses decreased $33 million. General, administrative and other expenses decreased $22 million primarily driven by lower distribution costs from changes to the Rule 12b-1 Plan, partially offset by higher general expenses driven by higher corporate chargebacks. Amortization of deferred policy acquisition costs decreased $15 million primarily due to lower base amortization driven by lower gross profits.

Income Taxes

The income tax provision amounted to a benefit of $44 million in the first quarter of 2016, compared to an expense of $13 million in the first quarter of 2015. The change in tax provision was primarily driven by a decrease in pre-tax income.

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

As of March 31, 2016, the Company remains subject to examination in the U.S. for tax years 2007 through 2015.

The dividends received deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is a significant component of the difference between the Company’s effective tax rate and the federal statutory tax rate of 35%. The DRD for the current period was estimated using information from 2015 and current year results, and was adjusted to take into account the current year’s equity market performance and expected business results. The actual current year DRD can vary from the estimate based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from mutual fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.

There is a possibility that the IRS and the U.S. Treasury will address, through guidance, their issues related to the calculation of the DRD. For the last several years, revenue proposals included in the Obama Administration's budgets have included proposed changes to the method used to determine the amount of the DRD. A change in the DRD, including the possible retroactive or prospective elimination of this deduction through guidance or legislation, could increase actual tax expense and reduce the Company’s net income.

For tax years 2007 through 2016, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner before the tax returns are filed.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from the sources of funds available to us are sufficient to satisfy the current liquidity requirements of Prudential Insurance, Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses. Prudential Financial and the Company also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ("RBC") ratios under various stress scenarios.

Prudential Financial is a non-bank financial company (a "Designated Financial Company") under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board ("FSB") has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these actions and their potential impact on us, see “Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re and reinsured the variable annuity base contracts, along with the living benefit riders, to PALAC, excluding the PLNJ business which was reinsured to Prudential Insurance.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of March 31, 2016 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, credit quality migration of the investment portfolio, and business growth, among other items. In addition, the reinsurance of business or the recapture of business subject to reinsurance arrangements could negatively impact regulatory capital levels. The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator.

Capital Protection Framework

Prudential Financial employs a “Capital Protection Framework” (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including the following:

•
Equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital; and

•
Activities of Prudential Financial's business segments, including those for which specific risk mitigation strategies have been implemented, such as the living benefits hedging program that covers certain risks associated with our variable annuity products. Effective April 1, 2016, the living benefits hedging program resides within PALAC and Prudential Insurance.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our use of captive reinsurance companies.

Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit riders that were previously reinsured to Pruco Re.

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

Liquidity is measured against internally-developed benchmarks that take into account the characteristics of both the asset portfolio and the liabilities that they support. We consider attributes of the various categories of liquid assets (for example, type of asset and credit quality) in calculating internal liquidity measures to evaluate our liquidity under various stress scenarios. We continue to believe that cash generated by ongoing operations and the liquidity profile of our assets provide sufficient liquidity under reasonably foreseeable stress scenarios.

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

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2016 and December 31, 2015 the Company had liquid assets of $8,080 million and $7,383 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $542 million and $425 million as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, $6,916 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $496 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of March 31, 2016, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.85 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of March 31, 2016, an aggregate of $6.64 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $140 million from December 31, 2015.

In addition, as of March 31, 2016, our affiliated captive reinsurance companies had outstanding an aggregate of $3.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of March 31, 2016, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 requires our captive affiliates to hold cash and rated securities in greater amounts than they previously held to support economic reserves for certain of the term and universal life policies. While we continue to work with regulators and industry participants on potential long-term solutions, our affiliated captives have funded the additional requirement for 2015 using a combination of existing assets and newly purchased assets sourced from affiliated financing and believe our affiliated captives have sufficient affiliated resources to finance the additional asset requirement through 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2016, there have been no material changes in our economic exposure to market risk from December 31, 2015, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2015, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations. Subsequent to the quarterly period covered by this Form 10-Q, effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, to PALAC, excluding the PLNJ business which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the business reinsured to PALAC are being managed in PALAC and the product risks related to the business reinsured to Prudential Insurance are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders will be managed within PALAC or Prudential Insurance, as applicable.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of material pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 12, 2016