Form 10-Q
period 2016-06-30
PRUCO LIFE INSURANCE CO
filed 2016-08-12
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
 _____________________________________
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 12, 2016, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the Registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2016 and December 31, 2015 (in thousands, except share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016 – $5,051,015; 2015 – $6,775,806)	$5,387,062	$6,840,932
Equity securities, available-for-sale, at fair value (cost: 2016 – $22,408; 2015 – $54,609)	23,001	51,973
Trading account assets, at fair value	37,033	64,612
Policy loans	1,153,528	1,143,303
Short-term investments	42,212	54,806
Commercial mortgage and other loans	1,023,427	1,658,235
Other long-term investments	330,942	379,237
Total investments	7,997,205	10,193,098
Cash and cash equivalents	326,812	370,286
Deferred policy acquisition costs	1,154,977	5,111,373
Accrued investment income	81,079	100,031
Reinsurance recoverables	30,853,161	22,546,361
Receivables from parent and affiliates	230,587	228,253
Deferred sales inducements	0	684,844
Other assets	292,016	59,578
Separate account assets	112,954,476	109,350,121
TOTAL ASSETS	$153,890,313	$148,643,945
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$17,707,166	$17,164,705
Future policy benefits	19,410,550	15,031,390
Cash collateral for loaned securities	156,688	40,416
Income taxes	170,982	154,043
Short-term debt to affiliates	0	180,000
Long-term debt to affiliates	0	1,204,000
Payables to parent and affiliates	55,568	72,791
Other liabilities	766,609	935,662
Separate account liabilities	112,954,476	109,350,121
TOTAL LIABILITIES	151,222,039	144,133,128
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	986,063	779,973
Retained earnings	1,438,695	3,663,539
Accumulated other comprehensive income	241,016	64,805
TOTAL EQUITY	2,668,274	4,510,817
TOTAL LIABILITIES AND EQUITY	$153,890,313	$148,643,945

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2016 and 2015 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Premiums	$(852,092)	$23,482	$(834,177)	$39,119
Policy charges and fee income	41,848	530,033	569,255	1,070,798
Net investment income	78,619	101,486	184,071	204,906
Asset administration fees	3,604	102,365	76,395	201,052
Other income	(8,599)	15,013	4,923	32,230
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(248)	(382)	(16,597)	(415)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	139	10	338	32
Other realized investment gains (losses), net	860,571	(170,284)	931,872	(111,248)
Total realized investment gains (losses), net	860,462	(170,656)	915,613	(111,631)
TOTAL REVENUES	123,842	601,723	916,080	1,436,474
BENEFITS AND EXPENSES
Policyholders’ benefits	(430,437)	57,266	(331,909)	115,667
Interest credited to policyholders’ account balances	27,976	48,243	214,407	165,720
Amortization of deferred policy acquisition costs	(29,866)	(13,691)	610,687	289,060
General, administrative and other expenses	(133,138)	273,770	103,814	532,316
TOTAL BENEFITS AND EXPENSES	(565,465)	365,588	596,999	1,102,763
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	689,307	236,135	319,081	333,711
Income tax expense (benefit)	(5,499)	21,706	(49,594)	35,052
NET INCOME (LOSS)	$694,806	$214,429	$368,675	$298,659
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(96)	182	121	(338)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	182,367	(205,640)	344,649	(123,909)
Reclassification adjustment for (gains) losses included in net income (loss)	(88,601)	(1,930)	(73,677)	(4,044)
Net unrealized investment gains (losses)	93,766	(207,570)	270,972	(127,953)
Other comprehensive income (loss), before tax	93,670	(207,388)	271,093	(128,291)
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	(34)	64	42	(118)
Net unrealized investment gains (losses)	32,819	(72,448)	94,840	(44,582)
Total	32,785	(72,384)	94,882	(44,700)
Other comprehensive income (loss), net of tax	60,885	(135,004)	176,211	(83,591)
COMPREHENSIVE INCOME (LOSS)	$755,691	$79,425	$544,886	$215,068

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2016 and 2015 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$779,973	$3,663,539	$64,805	$4,510,817
Contributed capital	0	205,000	0	0	205,000
Dividend to parent	0	0	(2,593,519)	0	(2,593,519)
Contributed (distributed) capital-parent/child asset transfers	0	1,090	0	0	1,090
Comprehensive income (loss):
Net income (loss)	0	0	368,675	0	368,675
Other comprehensive income (loss), net of tax	0	0	0	176,211	176,211
Total comprehensive income (loss)					544,886
Balance, June 30, 2016	$2,500	$986,063	$1,438,695	$241,016	$2,668,274

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,500	$792,153	$3,580,641	$178,691	$4,553,985
Dividend to parent	0	0	(230,000)	0	(230,000)
Contributed (distributed) capital-parent/child asset transfers	0	(12,180)	0	0	(12,180)
Comprehensive income (loss):
Net income (loss)	0	0	298,659	0	298,659
Other comprehensive income (loss), net of tax	0	0	0	(83,591)	(83,591)
Total comprehensive income (loss)					215,068
Balance, June 30, 2015	$2,500	$779,973	$3,649,300	$95,100	$4,526,873

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015 (in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$368,675	$298,659
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	78,763	(631)
Interest credited to policyholders’ account balances	214,407	165,720
Realized investment (gains) losses, net	(915,613)	111,631
Amortization and other non-cash items	(21,890)	(36,806)
Change in:
Future policy benefits	659,730	753,124
Reinsurance recoverables	(326,993)	(767,317)
Accrued investment income	18,952	(3,085)
Net payable to/receivable from parent and affiliates	(33,754)	(13,058)
Deferred policy acquisition costs	408,155	(7,934)
Income taxes	(78,531)	(14,390)
Deferred sales inducements	(1,825)	(3,969)
Derivatives, net	(182,828)	(65,542)
Other, net	(181,862)	(24,523)
Cash flows from (used in) operating activities	$5,386	$391,879
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$798,298	$431,458
Short-term investments	238,471	500,631
Policy loans	71,542	60,685
Ceded policy loans	(4,807)	(3,639)
Commercial mortgage and other loans	159,171	49,051
Other long-term investments	3,365	6,902
Equity securities, available-for-sale	28,452	0
Trading account assets	0	991
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,410,624)	(852,120)
Short-term investments	(225,819)	(456,792)
Policy loans	(60,677)	(52,453)
Ceded policy loans	8,355	5,868
Commercial mortgage and other loans	(133,580)	(114,378)
Other long-term investments	(18,853)	(21,089)
Equity securities, available-for-sale	(5,000)	(5,010)
Trading account assets	0	(12,001)
Notes receivable from parent and affiliates, net	19,100	8,470
Derivatives, net	(5,019)	(7,777)
Other, net	0	1,164
Cash flows from (used in) investing activities	$(537,625)	$(460,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$2,105,500	$1,763,866
Ceded policyholders’ account deposits	(584,464)	(497,677)
Policyholders’ account withdrawals	(1,252,615)	(1,006,256)
Ceded policyholders’ account withdrawals	32,053	26,208
Net change in cash collateral for loaned securities	116,272	44,380
Dividend to parent	0	(230,000)
Contributed capital	205,000	0
Contributed (distributed) capital - parent/child asset transfers	1,676	(18,739)
Proceeds from the issuance of debt (maturities longer than 90 days)	0	72,000
Repayments of debt (maturities longer than 90 days)	(125,000)	(129,000)
Drafts outstanding	(9,657)	(73)
Cash flows from (used in) financing activities	$488,765	$24,709
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,474)	(43,451)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	370,286	214,952
CASH AND CASH EQUIVALENTS, END OF PERIOD	$326,812	$171,501

Significant Non-Cash Transactions

Cash Flows from Investing and Financing Activities for the six months ended June 30, 2016 excludes certain non-cash transactions related to the Variable Annuities Recapture. See Note 1 for additional information.

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

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. ("Pruco Re"). Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re. In addition, the Company reinsured variable annuity base contracts, along with the living benefit riders, to Prudential Annuities Life Assurance Corporation ("PALAC"), excluding the PLNJ business, which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. These reinsurance agreements cover new and in force business and exclude business reinsured externally. The product risks related to the reinsured business are being managed in PALAC and Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders is being managed within PALAC and Prudential Insurance. These series of transactions are collectively referred to as the "Variable Annuities Recapture."

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The financial statement impacts of these transactions were as follows:

Effected Financial Statement Lines Only
Interim Statement of Financial Position

	Balance as of March 31, 2016	Impacts of Recapture	Impacts of Reinsurance	Total
	(in millions)
ASSETS
Total investments(1)	$10,702	$4,166	$(7,719)	$7,149
Cash and cash equivalents	496	0	12	508
Deferred policy acquisition costs	4,565	0	(3,449)	1,116
Reinsurance recoverables	24,781	(6,312)	10,267	28,736
Deferred sales inducements	550	0	(550)	0
Other assets	94	0	211	305
Income taxes	0	0	23	23
TOTAL ASSETS	151,859	(2,146)	(1,205)	148,508
LIABILITIES AND EQUITY
LIABILITIES
Income taxes	$91	$17	$0	$108
Short-term and long-term debt to affiliates(2)	1,385	0	(1,384)	1
Other liabilities	870	0	0	870
TOTAL LIABILITIES	147,554	17	(1,384)	146,187
EQUITY
Retained Earnings(3)	3,337	(2,163)	258	1,432
Accumulated other comprehensive income	180	0	(79)	101
TOTAL EQUITY	4,305	(2,163)	179	2,321
TOTAL LIABILITIES AND EQUITY	151,859	(2,146)	(1,205)	148,508

Significant Non-Cash Transactions

(1)
The decline in total investments includes non-cash activities of $7.7 billion for asset transfers related to the reinsurance transaction with PALAC and Prudential Insurance, partially offset by $4.2 billion of assets received related to the recapture transaction with Pruco Re.

(2)
The Company received ceding commissions of $3.6 billion and $0.4 billion from PALAC and Prudential Insurance, respectively, of which $1.1 billion and $0.1 billion were in the form of reassignment of debt to PALAC and Prudential Insurance, respectively.

(3)	Retained earnings includes dividends of $2.6 billion to Prudential Insurance, and then distributed to Prudential Financial, as part of the Variable Annuities Recapture.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Interim Statement of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended June 30, 2016

	Impacts of Recapture	Impacts of Reinsurance	Total Impacts
	(in millions)
REVENUES
Premiums	$0	$(880)	$(880)
Realized investment gains (losses), net	(2,146)	2,951	805
TOTAL REVENUES	(2,146)	2,071	(75)
BENEFITS AND EXPENSES
Policyholders' benefits	0	(547)	(547)
General, administrative and other expenses	0	(211)	(211)
TOTAL BENEFITS AND EXPENSES	0	(758)	(758)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(2,146)	2,829	683
Income tax expenses (benefit)	17	(23)	(6)
NET INCOME (LOSS)	$(2,163)	$2,852	$689

Affiliated Asset Transfers

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC and Retained Earnings Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Pruco Re	Apr - June 2016	Purchase	Derivatives	$4,166	$4,166	$0	$0	$0
PALAC	Apr - June 2016	Sale	Fixed Maturity, Trading Account Assets, Commercial Mortgages, Derivatives and JV/LP Investments	$(6,994)	$(6,872)	$0	$122	$0
Prudential Insurance	Apr - June 2016	Dividend	Fixed Maturity	$(19)	$(19)	$(19)	$0	$0
Prudential Insurance	Apr - June 2016	Sale	Fixed Maturity, Trading Account Assets, Equity Security, Commercial Mortgages and Derivatives	$(717)	$(703)	$15	$0	$0

As part of the recapture transaction, the Company received invested assets of $4.2 billion as consideration from Pruco Re, which is equivalent to the amount of statutory reserve credit taken as of March 31, 2016 and unwound the associated reinsurance recoverable of $6.3 billion. As a result, the Company recognized a loss of $2.1 billion immediately.

As part of the reinsurance transaction, the Company transferred invested assets of $7.0 billion and $0.7 billion to PALAC and Prudential Insurance, respectively, and established reinsurance recoverables of $10.3 billion. In addition, the Company received ceding commissions of $3.6 billion and $0.4 billion from PALAC and Prudential Insurance, respectively, of which $1.1 billion and $0.1 billion were in the form of reassignment of debt to PALAC and Prudential Insurance, respectively. Also, the Company unwound its deferred policy acquisition costs ("DAC") and deferred sales inducements ("DSI") balances as of March 31, 2016, which was equivalent to the ceding commission. For the reinsurance of the variable annuity base contracts, the Company recognized a loss of $0.2 billion, which was deferred through General, administrative and other expenses. For the reinsurance of the living benefit riders, the Company recognized a benefit of $2.8 billion immediately since they are accounted for as free-standing derivatives.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company paid a dividend of $2.6 billion to Prudential Insurance, which then distributed to Prudential Financial.

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

Out of Period Adjustments

During the second quarter of 2016, the Company recorded an out of period adjustment resulting in a decrease of $40 million to “Income from operations before income taxes” for the three month period ended June 30, 2016. The adjustment reflects a charge to increase reserves, net of related increases in deferred policy acquisition costs and reinsurance recoverables, for certain Universal Life products. Management evaluated the adjustment and concluded it was not material to the current quarter or to any previously reported quarterly or annual financial statements.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In June 2014, the FASB issued updated guidance (ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures) that requires repurchase-to-maturity transactions to be accounted for as secured borrowings and eliminates existing guidance for repurchase financings. The guidance also requires new disclosures for certain transactions accounted for as secured borrowings and for transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets. Accounting changes and new disclosures for transfers accounted for as sales under the new guidance were effective for the first interim or annual period beginning after December 15, 2014 and did not have a significant effect on the Company's consolidated financial position, results of operations or financial statement disclosures. Disclosures for certain transactions accounted for as secured borrowings were effective for interim periods beginning after March 15, 2015 and are included in Note 3. The Company applied the modified retrospective method of adoption.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

In February 2016, the FASB issued guidance (ASU 2016-02, Leases (Topic 842)) that ensures assets and liabilities from all outstanding lease contracts are recognized on balance sheet (with limited exception). The guidance substantially changes a Lessee’s accounting for leases and requires the recording on balance sheet of a “right-of-use” asset and liability to make lease payments for most leases. A Lessee will continue to recognize expense in its income statement in a manner similar to the requirements under the current lease accounting guidance. For Lessors, the guidance modifies classification criteria and accounting for sales-type and direct financing leases and requires a Lessor to derecognize the carrying value of the leased asset that is considered to have been transferred to a Lessee and record a lease receivable and residual asset (“receivable and residual” approach). The guidance also eliminates the real estate specific provisions of the current guidance (i.e., sale-leaseback). The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and for interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

In June 2016, the FASB issued guidance (ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) that provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than-temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing guidance for purchased credit deteriorated loans and debt securities. The new guidance is effective for financial statements issued by public entities for annual reporting periods beginning after December 15, 2019, and for interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$97,295	$9,147	$0	$106,442	$0
Obligations of U.S. states and their political subdivisions	535,802	60,097	0	595,899	0
Foreign government bonds	84,275	4,863	184	88,954	0
Public utilities	636,650	68,052	2,802	701,900	0
Redeemable preferred stock	4,818	975	200	5,593	0
All other U.S. public corporate securities	1,675,441	145,623	8,071	1,812,993	(241)
All other U.S. private corporate securities	670,299	30,256	4,473	696,082	(230)
All other foreign public corporate securities	183,326	12,385	1,613	194,098	0
All other foreign private corporate securities	571,278	14,102	18,075	567,305	0
Asset-backed securities(1)	196,034	4,855	1,385	199,504	(2,557)
Commercial mortgage-backed securities	310,468	16,861	37	327,292	0
Residential mortgage-backed securities(2)	85,329	5,701	30	91,000	(297)
Total fixed maturities, available-for-sale	$5,051,015	$372,917	$36,870	$5,387,062	$(3,325)
Equity securities, available-for-sale
Common stocks:
Public utilities	$66	$3	$19	$50
Industrial, miscellaneous & other	0	191	0	191
Mutual funds	22,342	718	300	22,760
Non-redeemable preferred stocks	0	0	0	0
Total equity securities, available-for-sale	$22,408	$912	$319	$23,001

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $8 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

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

The amortized cost and fair value of fixed maturities by contractual maturities at June 30, 2016, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$308,390	$309,265
Due after one year through five years	731,155	765,105
Due after five years through ten years	826,148	849,618
Due after ten years	2,593,491	2,845,278
Asset-backed securities	196,034	199,504
Commercial mortgage-backed securities	310,468	327,292
Residential mortgage-backed securities	85,329	91,000
Total	$5,051,015	$5,387,062

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

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales	$220,349	$46,614	$499,621	$134,934
Proceeds from maturities/repayments	128,369	150,345	298,236	302,168
Gross investment gains from sales, prepayments and maturities	92,953	2,546	95,747	5,063
Gross investment losses from sales and maturities	(2,525)	(242)	(4,093)	(633)
Equity securities, available-for-sale
Proceeds from sales	$28,442	$0	$28,452	$0
Gross investment gains from sales	216	0	216	0
Gross investment losses from sales	(1,934)	0	(1,934)	0
Fixed maturity and equity security impairments
Net writedowns for OTTI losses on fixed maturities recognized in earnings(1)	$(109)	$(372)	$(16,259)	$(384)
Writedowns for impairments on equity securities	0	(2)	0	(2)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
	(in thousands)
Balance, beginning of period	$5,858	$7,041
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(229)	(1,136)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	670	0
Credit loss impairments recognized in the current period on securities not previously impaired	102	522
Additional credit loss impairments recognized in the current period on securities previously impaired	6	6
Increases due to the passage of time on previously recorded credit losses	32	85
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(231)	(310)
Assets transferred to parent and affiliates	(658)	(658)
Balance, end of period	$5,550	$5,550

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(in thousands)
Balance, beginning of period	$8,628	$8,729
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(69)	(133)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	0
Credit loss impairments recognized in the current period on securities not previously impaired	0	0
Additional credit loss impairments recognized in the current period on securities previously impaired	15	27
Increases due to the passage of time on previously recorded credit losses	40	77
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(58)	(144)
Balance, end of period	$8,556	$8,556

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$23,549	$20,151	$50,565	$46,364
Equity securities	12,047	16,882	14,761	18,248
Total trading account assets	$35,596	$37,033	$65,326	$64,612

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was less than $(0.1) million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $2.2 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	June 30, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Retail	$236,774	23.1%	$440,767	26.7%
Apartments/Multi-Family	310,390	30.3	445,379	27.0
Industrial	151,966	14.8	254,884	15.4
Office	136,456	13.3	226,332	13.6
Other	75,289	7.4	92,581	5.6
Hospitality	48,925	4.8	85,910	5.2
Total commercial mortgage loans	959,800	93.7	1,545,853	93.5
Agricultural property loans	64,778	6.3	106,623	6.5
Total commercial mortgage and agricultural property loans by property type	1,024,578	100.0%	1,652,476	100.0%
Valuation allowance	(1,151)		(2,651)
Total net commercial mortgage and agricultural property loans by property type	1,023,427		1,649,825
Other Loans
Uncollateralized loans	0		8,410
Valuation allowance	0		0
Total other loans	0		8,410
Total commercial mortgage and other loans	$1,023,427		$1,658,235

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (22%), Texas (15%) and New Jersey (7%)) and include loans secured by properties in Australia and Europe at June 30, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	June 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$2,587	$64	$0	$2,651
Addition to (release of) allowance for losses	(1,481)	(19)	0	(1,500)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$1,106	$45	$0	$1,151

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$4,071	$83	$0	$4,154
Addition to (release of) allowance for losses	(1,484)	(19)	0	(1,503)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$2,587	$64	$0	$2,651

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	June 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	1,106	45	0	1,151
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$1,106	$45	$0	$1,151

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$2,629	$0	$0	$2,629
Gross of reserves: collectively evaluated for impairment	957,171	64,778	0	1,021,949
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$959,800	$64,778	$0	$1,024,578

(1)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	2,587	64	0	2,651
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$2,587	$64	$0	$2,651

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$287	$0	$287
Gross of reserves: collectively evaluated for impairment	1,545,853	106,336	8,410	1,660,599
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$1,545,853	$106,623	$8,410	$1,660,886

(1)	Recorded investment reflects the carrying value gross of related allowance.

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

	June 30, 2016
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

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:

	Debt Service Coverage Ratio - June 30, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$696,210	$14,627	$0	$710,837
60%-69.99%	208,923	2,403	0	211,326
70%-79.99%	94,894	5,307	0	100,201
Greater than 80%	0	2,214	0	2,214
Total commercial mortgage and agricultural property loans	$1,000,027	$24,551	$0	$1,024,578

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$1,004,751	$35,579	$6,762	$1,047,092
60%-69.99%	378,799	4,969	4,016	387,784
70%-79.99%	197,208	12,471	0	209,679
Greater than 80%	0	2,938	4,983	7,921
Total commercial mortgage and agricultural property loans	$1,580,758	$55,957	$15,761	$1,652,476

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage loans on nonaccrual status as of the dates indicated.

	June 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$959,800	$0	$0	$0	$959,800	$0
Agricultural property loans	64,778	0	0	0	64,778	0
Uncollateralized loans	0	0	0	0	0	0
Total	$1,024,578	$0	$0	$0	$1,024,578	$0

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$1,545,853	$0	$0	$0	$1,545,853	$0
Agricultural property loans	106,336	287	0	0	106,623	0
Uncollateralized loans	8,410	0	0	0	8,410	0
Total	$1,660,599	$287	$0	$0	$1,660,886	$0

See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding nonaccrual status loans.

For the three and six months ended June 30, 2016 and 2015, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold. For the three and six months ended June 30, 2016, the Company transferred $631 million of commercial mortgage and other loans to related parties. See Note 1 for additional information.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both June 30, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For the three and six months ended June 30, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of both June 30, 2016 and December 31, 2015, the Company did not have any foreclosed residential real estate property.

Net Investment Income

Net investment income for the three and six months ended June 30, 2016 and 2015, was from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale	$54,043	$66,546	$129,753	$130,484
Equity securities, available-for-sale	1	0	1	1
Trading account assets	445	735	1,204	1,247
Commercial mortgage and other loans	14,804	21,639	34,577	42,536
Policy loans	15,281	15,371	30,779	30,486
Short-term investments and cash equivalents	462	184	1,199	459
Other long-term investments	(674)	2,684	(1,554)	10,754
Gross investment income	84,362	107,159	195,959	215,967
Less: investment expenses	(5,743)	(5,673)	(11,888)	(11,061)
Net investment income	$78,619	$101,486	$184,071	$204,906

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and six months ended June 30, 2016 and 2015, were from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities	$90,319	$1,932	$75,395	$4,046
Equity securities	(1,718)	(2)	(1,718)	(2)
Commercial mortgage and other loans	29,429	128	29,991	279
Joint ventures and limited partnerships	81	128	(67)	165
Derivatives	742,347	(172,883)	811,994	(116,162)
Other	4	41	18	43
Realized investment gains (losses), net	$860,462	$(170,656)	$915,613	$(111,631)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2016 and 2015, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(397)	$65,202	$64,805
Change in OCI before reclassifications	121	344,649	344,770
Amounts reclassified from AOCI	0	(73,677)	(73,677)
Income tax benefit (expense)	(42)	(94,840)	(94,882)
Balance, June 30, 2016	$(318)	$241,334	$241,016

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(67)	$178,758	$178,691
Change in OCI before reclassifications	(338)	(123,909)	(124,247)
Amounts reclassified from AOCI	0	(4,044)	(4,044)
Income tax benefit (expense)	118	44,582	44,700
Balance, June 30, 2015	$(287)	$95,387	$95,100

(1)
Includes cash flow hedges of $38 million and $48 million as of June 30, 2016 and December 31, 2015, respectively, and $24 million and $12 million as of June 30, 2015 and December 31, 2014, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$3,599	$2,772
Net unrealized investment gains (losses) on available-for-sale securities(4)	85,002	70,905
Total net unrealized investment gains (losses)	88,601	73,677
Total reclassifications for the period	$88,601	$73,677

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(523)	$1,278
Net unrealized investment gains (losses) on available-for-sale securities(4)	2,453	2,766
Total net unrealized investment gains (losses)	1,930	4,044
Total reclassifications for the period	$1,930	$4,044

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$5,196	$(1,350)	$1,114	$(1,767)	$3,193
Net investment gains (losses) on investments arising during the period	1,016	0	0	(356)	660
Reclassification adjustment for (gains) losses included in net income	(1,316)	0	0	461	(855)
Reclassification adjustment for OTTI losses excluded from net income(1)	(512)	0	0	179	(333)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(64)	0	22	(42)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	50	(18)	32
Balance, June 30, 2016	$4,384	$(1,414)	$1,164	$(1,479)	$2,655

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$111,837	$(19,252)	$2,647	$(33,223)	$62,009
Net investment gains (losses) on investments arising during the period	341,126	0	0	(119,393)	221,733
Reclassification adjustment for (gains) losses included in net income	(72,361)	0	0	25,326	(47,035)
Reclassification adjustment for OTTI losses excluded from net income(1)	512	0	0	(179)	333
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(68,802)	0	24,081	(44,721)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	71,323	(24,963)	46,360
Balance, June 30, 2016	$381,114	$(88,054)	$73,970	$(128,351)	$238,679

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(3)	Balances are net of reinsurance.

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$4,384	$5,196
Fixed maturity securities, available-for-sale - all other	331,663	59,930
Equity securities, available-for-sale	593	(2,636)
Derivatives designated as cash flow hedges(1)	38,143	48,271
Other investments	10,715	6,272
Net unrealized gains (losses) on investments	$385,498	$117,033

(1)	See Note 5 for more information on cash flow hedges.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Duration of Gross Unrealized Loss Positions for Fixed Maturities and Equity Securities

The following table shows the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0	0
Foreign government bonds	2,788	4	3,454	180	6,242	184
Public utilities	1,907	31	33,821	2,771	35,728	2,802
Redeemable preferred stock	670	44	0	156	670	200
All other U.S. public corporate securities	36,685	617	121,550	7,454	158,235	8,071
All other U.S. private corporate securities	67,986	3,283	26,786	1,190	94,772	4,473
All other foreign public corporate securities	782	45	8,574	1,568	9,356	1,613
All other foreign private corporate securities	123,488	5,381	107,454	12,694	230,942	18,075
Asset-backed securities	79,598	893	46,920	492	126,518	1,385
Commercial mortgage-backed securities	0	0	3,524	37	3,524	37
Residential mortgage-backed securities	989	21	1,285	9	2,274	30
Total	$314,893	$10,319	$353,368	$26,551	$668,261	$36,870
Equity securities, available-for-sale	$2,993	$73	$2,806	$246	$5,799	$319

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,985	$228	$0	$0	$5,985	$228
Obligations of U.S. states and their political subdivisions	77,756	1,958	0	0	77,756	1,958
Foreign government bonds	44,854	1,940	1,813	851	46,667	2,791
Public utilities	323,086	13,151	26,094	5,251	349,180	18,402
Redeemable preferred stock	0	145	0	0	0	145
All other U.S. public corporate securities	802,158	49,343	61,110	11,799	863,268	61,142
All other U.S. private corporate securities	323,218	12,476	17,103	1,487	340,321	13,963
All other foreign public corporate securities	121,662	5,098	6,079	1,410	127,741	6,508
All other foreign private corporate securities	284,191	14,089	154,791	28,439	438,982	42,528
Asset-backed securities	249,084	1,565	93,675	1,085	342,759	2,650
Commercial mortgage-backed securities	129,765	2,350	4,221	79	133,986	2,429
Residential mortgage-backed securities	18,435	59	1,519	6	19,954	65
Total	$2,380,194	$102,402	$366,405	$50,407	$2,746,599	$152,809
Equity securities, available-for-sale	$35,869	$2,339	$9,281	$720	$45,150	$3,059

The gross unrealized losses on fixed maturity securities as of June 30, 2016 and December 31, 2015 were composed of $26.7 million and $133.6 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $10.2 million and $19.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2016, the $26.6 million of gross unrealized losses of twelve months or more were concentrated in the energy, utility, consumer non-cyclical and communications sectors of the Company's corporate securities. As of December 31, 2015, the $50.4 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical, utility and finance sectors of the Company's corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at June 30, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of June 30, 2016, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of both June 30, 2016 and December 31, 2015, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at June 30, 2016 or December 31, 2015.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of June 30, 2016, the Company had $157 million of securities lending transactions recorded as "Cash collateral for loaned securities," comprised of $152 million in corporate securities and $5 million in foreign government bonds. Of the $157 million of securities lending transactions, $156 million have a remaining contractual maturity that is overnight and continuous, while the other $1 million had a remaining contractual maturity of up to thirty days. As of December 31, 2015, the Company had $40 million of securities lending transactions recorded as "Cash collateral for loaned securities," comprised of $33 million in corporate securities and $7 million in foreign government bonds. Of the $40 million of securities lending transactions, $38 million

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

had a remaining contractual maturity that was overnight and continuous, while the other $2 million had a remaining contractual maturity of up to thirty days. As of both June 30, 2016 and December 31, 2015, the Company had no repurchase transactions.

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

	June 30, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$106,442	$0	$0	$106,442
Obligations of U.S. states and their political subdivisions	0	595,899	0	0	595,899
Foreign government bonds	0	88,954	0	0	88,954
U.S. corporate public securities	0	2,274,101	55,003	0	2,329,104
U.S. corporate private securities	0	826,245	32,900	0	859,145
Foreign corporate public securities	0	196,382	0	0	196,382
Foreign corporate private securities	0	582,971	10,369	0	593,340
Asset-backed securities	0	158,677	40,827	0	199,504
Commercial mortgage-backed securities	0	327,292	0	0	327,292
Residential mortgage-backed securities	0	91,000	0	0	91,000
Sub-total	0	5,247,963	139,099	0	5,387,062
Trading account assets:
Corporate securities	0	19,850	0	0	19,850
Asset-backed securities	0	301	0	0	301
Equity securities	0	0	16,882	0	16,882
Sub-total	0	20,151	16,882	0	37,033
Equity securities, available-for-sale	50	22,760	191	0	23,001
Short-term investments	24,658	12,554	0	0	37,212
Cash equivalents	12,104	182,156	0	0	194,260
Other long-term investments	0	86,623	2,479	(10,295)	78,807
Reinsurance recoverables	0	0	9,141,712	0	9,141,712
Receivables from parent and affiliates	0	147,874	556	0	148,430
Sub-total excluding separate account assets	36,812	5,720,081	9,300,919	(10,295)	15,047,517
Separate account assets(2)	0	112,476,330	0	0	112,476,330
Total assets	$36,812	$118,196,411	$9,300,919	$(10,295)	$127,523,847
Future policy benefits(3)	$0	$0	$8,657,255	$0	$8,657,255
Payables to parent and affiliates	0	10,405	0	(10,405)	0
Total liabilities	$0	$10,405	$8,657,255	$(10,405)	$8,657,255

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$94,049	$0	$0	$94,049
Obligations of U.S. states and their political subdivisions	0	624,769	0	0	624,769
Foreign government bonds	0	70,410	0	0	70,410
U.S. corporate public securities	0	2,635,551	55,003	0	2,690,554
U.S. corporate private securities	0	1,322,213	22,716	0	1,344,929
Foreign corporate public securities	0	275,349	0	0	275,349
Foreign corporate private securities	0	760,869	17,773	0	778,642
Asset-backed securities	0	261,784	173,347	0	435,131
Commercial mortgage-backed securities	0	404,345	0	0	404,345
Residential mortgage-backed securities	0	122,754	0	0	122,754
Sub-total	0	6,572,093	268,839	0	6,840,932
Trading account assets:
Corporate securities	0	44,374	0	0	44,374
Asset-backed securities	0	1,990	0	0	1,990
Equity securities	0	0	18,248	0	18,248
Sub-total	0	46,364	18,248	0	64,612
Equity securities, available-for-sale	39	51,769	165	0	51,973
Short-term investments	18,713	36,093	0	0	54,806
Cash equivalents	50,998	143,927	0	0	194,925
Other long-term investments(4)	0	297,394	5,704	(230,554)	72,544
Reinsurance recoverables	0	0	4,940,011	0	4,940,011
Receivables from parent and affiliates	0	157,625	5,000	0	162,625
Sub-total excluding separate account assets	69,750	7,305,265	5,237,967	(230,554)	12,382,428
Separate account assets(2)(4)	0	108,967,162	0	0	108,967,162
Total assets	$69,750	$116,272,427	$5,237,967	$(230,554)	$121,349,590
Future policy benefits(3)	$0	$0	$5,205,434	$0	$5,205,434
Payables to parent and affiliates	0	32,849	0	(32,849)	0
Total liabilities	$0	$32,849	$5,205,434	$(32,849)	$5,205,434

(1)
“Netting” amounts represent cash collateral of $(0.1) million and $198 million as of June 30, 2016 and December 31, 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of June 30, 2016, the net embedded derivative liability position of $8,657 million includes $816 million of embedded derivatives in an asset position and $9,473 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $5,205 million includes $655 million of embedded derivatives in an asset position and $5,860 million of embedded derivatives in a liability position.

(4)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

Fixed Maturity Securities – The fair values of the Company’s public fixed maturity securities are generally based on prices obtained from independent pricing services. Prices for each security are generally sourced from multiple pricing vendors, and a

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

vendor hierarchy is maintained by asset type based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type. The pricing hierarchy is updated for new financial products and recent pricing experience with various vendors. Consistent with the fair value hierarchy described above, securities with validated quotes from pricing services are generally reflected within Level 2, as they are primarily based on observable pricing for similar assets and/or other market observable inputs. Typical inputs used by these pricing services include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flow, prepayment speeds, and default rates. If the pricing information received from third-party pricing services is deemed not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service or classify the securities as Level 3. If the pricing service updates the price to be more consistent with the presented market observations, the security remains within Level 2.

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of June 30, 2016 and December 31, 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain "Other long-term investments" from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At both June 30, 2016 and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $1 million, which had been previously classified in Level 3 at December 31, 2015.

Cash Equivalents and Short-Term Investments – Cash equivalents and short-term investments include money market instruments, and other highly liquid debt instruments. Certain money market instruments are valued using unadjusted quoted prices in active markets that are accessible for identical assets and are primarily classified as Level 1. The remaining instruments in this category are generally fair valued based on market observable inputs and these investments have primarily been classified within Level 2.

Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”.

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain separate account investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At June 30, 2016 and December 31, 2015, the fair values of separate account assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $478 million and $383 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

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

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s separate account. During the three and six months ended June 30, 2016 and 2015, there were no transfers between Levels 1 and 2.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	June 30, 2016
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$43,272	$55,000	$98,272
Asset-backed securities(4)	86	40,741	40,827
Equity securities	4,554	12,519	17,073
Other long-term investments	0	2,479	2,479
Reinsurance recoverables	9,141,712	0	9,141,712
Receivables from parent and affiliates	0	556	556
Total assets	$9,189,624	$111,295	$9,300,919
Future policy benefits	$8,657,255	$0	$8,657,255
Total liabilities	$8,657,255	$0	$8,657,255

	December 31, 2015
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$40,492	$55,000	$95,492
Asset-backed securities(4)	158	173,189	173,347
Equity securities	165	18,248	18,413
Other long-term investments(5)	3,260	2,444	5,704
Reinsurance recoverables	4,940,011	0	4,940,011
Receivables from parent and affiliates	0	5,000	5,000
Total assets	$4,984,086	$253,881	$5,237,967
Future policy benefits	$5,205,434	$0	$5,205,434
Total liabilities	$5,205,434	$0	$5,205,434

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

	June 30, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$43,272	Discounted cash flow	Discount rate	2.85%		13.96%		7.78%		Decrease
		Market comparables	EBITDA multiples(2)	5.0	X	5.0	X	5.0	X	Increase
Reinsurance recoverables - Living Benefits	$8,656,240	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$485,472	Discounted cash flow	Lapse rate(3)	0%		12%				Decrease
			NPR spread(4)	0.41%		1.76%				Decrease
			Mortality rate(5)	0%		31%				Decrease
			Premium payment(6)	0.65	X	0.95	X			Decrease
Liabilities:
Future policy benefits(7)	$8,657,255	Discounted cash flow	Lapse rate(8)	0%		13%				Decrease
			NPR spread(4)	0.41%		1.76%				Decrease
			Utilization rate(9)	52%		96%				Increase
			Withdrawal rate				See table footnote (10) below
			Mortality rate(11)	0%		14%				Decrease
			Equity volatility curve	17%		25%				Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$40,492	Discounted cash flow	Discount rate	5.76%		17.95%		8.35%		Decrease
		Market comparables	EBITDA multiples(2)	5.0	X	5.0	X	5.0	X	Increase
Reinsurance recoverables - Living Benefits	$4,600,193	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$339,818	Discounted cash flow	Lapse rate(3)	0%		12%				Decrease
			NPR spread(4)	0.06%		1.76%				Decrease
			Mortality rate(5)	0%		20%				Decrease
			Premium payment(13)	1.00	X	3.75	X			Decrease
Liabilities:
Future policy benefits(7)	$5,205,434	Discounted cash flow	Lapse rate(8)	0%		14%				Decrease
			NPR spread(4)	0.06%		1.76%				Decrease
			Utilization rate(9)	56%		96%				Increase
			Withdrawal rate(10)	74%		100%				Increase
			Mortality rate(11)	0%		14%				Decrease
			Equity volatility curve	17%		28%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
For universal life, policyholders are assumed to pay a multiple of commissionable target premium levels (shown above and indicated as “X”). The multiples vary by funding level and policy duration. If the resulting premium in any duration is smaller than the minimum annual premium required to maintain the no-lapse guarantee, policyholders are assumed to pay the minimum annual premium. Policyholders are assumed to stop premium payments once the no-lapse guarantee is fully funded. The range shown as of June 30, 2016 excludes multiples for the first duration since all contracts are beyond the first duration. Assumption ranges for prior periods included first duration multiples.

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

(10)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

(13)
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

The Company has also established policies and guidelines that require the establishment of valuation methodologies and consistent application of such methodologies. These policies and guidelines govern the use of inputs and price source hierarchies and provide controls around the valuation processes. These controls include appropriate review and analysis of investment prices against market activity or indicators of reasonableness, analysis of portfolio returns to corresponding benchmark returns, back-testing, review of bid-ask spreads to assess activity, approval of price source changes, price overrides, methodology changes and classification of fair value hierarchy levels. For living benefit features of the Company’s variable annuity products, the actuarial valuation unit periodically tests contract input data and actuarial assumptions are reviewed at least annually and updated based upon emerging experience, future expectations and other data, including any observable market data. The valuation policies and guidelines are reviewed and updated as appropriate.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended June 30, 2016
	Fixed Maturities Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$55,003	$29,248	$14,198	$124,391	$22,199
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	483	35	(25)	0
Asset management fees and other income	0	0	0	0	(455)
Included in other comprehensive income (loss)	0	800	(255)	161	0
Net investment income	0	26	9	28	0
Purchases	0	198	54	7,184	0
Sales	0	(7,943)	(1,950)	(39,139)	(4,862)
Issuances	0	0	0	0	0
Settlements	0	(193)	(1,722)	(261)	0
Transfers into Level 3(1)	0	10,281	0	24,727	0
Transfers out of Level 3(1)	0	0	0	(76,239)	0
Fair value, end of period	$55,003	$32,900	$10,369	$40,827	$16,882
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(6)	$0
Asset management fees and other income	$0	$0	$0	$0	$(1,534)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Equity Securities, Available-for-Sale	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$150	$2,444	$6,741,737	$569	$(7,098,647)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	0	0	2,190,814	0	(1,360,590)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	41	0	0	(14)	0
Net investment income	0	(67)	0	0	0
Purchases	0	102	209,161	0	0
Sales	0	0	0	1	0
Issuances	0	0	0	0	(198,018)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,464)	0
Other(3)	0	0	0	2,464	0
Fair value, end of period	$191	$2,479	$9,141,712	$556	$(8,657,255)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$7,274,811	$0	$(1,558,608)
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Fixed Maturities Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$55,003	$22,716	$17,773	$173,347	$18,248
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(25)	(159)	(16)	0
Asset management fees and other income	0	0	0	0	236
Included in other comprehensive income (loss)	0	(176)	(470)	(741)	0
Net investment income	0	30	14	126	0
Purchases	0	407	119	7,184	0
Sales	0	(7,943)	(1,950)	(39,139)	(4,862)
Issuances	0	0	0	0	0
Settlements	0	(1,143)	(6,545)	(604)	0
Transfers into Level 3(1)	0	19,034	1,587	35,643	0
Transfers out of Level 3(1)	0	0	0	(134,973)	0
Other(5)	0	0	0	0	3,260
Fair value, end of period	$55,003	$32,900	$10,369	$40,827	$16,882
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(508)	$0	$(6)	$0
Asset management fees and other income	$0	$0	$0	$0	$(842)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Equity Securities, Available-for-Sale	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$165	$5,704	$4,940,011	$5,000	$(5,205,434)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	0	0	3,816,701	(13)	(3,060,821)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	26	0	0	20	0
Net investment income	0	(67)	0	0	0
Purchases	0	102	385,000	0	0
Sales	0	0	0	(1,987)	0
Issuances	0	0	0	0	(391,000)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,464)	0
Other(5)	0	(3,260)	0	0	0
Fair value, end of period	$191	$2,479	$9,141,712	$556	$(8,657,255)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$8,136,702	$0	$(3,451,821)
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015(4)
	Fixed Maturities Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$63,501	$14,812	$8,602	$201,051	$18,369
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(358)	0	(3)	0
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	(8)	337	391	179	0
Net investment income	0	5	7	(8)	0
Purchases	54,999	209	1,461	38,129	0
Sales	(55,000)	(2)	0	(37,131)	0
Issuances	0	0	0	0	0
Settlements	(8)	(254)	0	(54)	0
Transfers into Level 3(1)	0	0	0	2,710	0
Transfers out of Level 3(1)	(7,796)	(416)	0	(32,673)	0
Fair value, end of period	$55,688	$14,333	$10,461	$172,200	$18,369
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(357)	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015(4)
	Equity Securities, Available-for-Sale	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$747	$617	$5,822,107	$21,169	$(5,944,815)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(206)	(2,966,250)	0	3,005,834
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	106	0	0	23	0
Net investment income	0	0	0	0	0
Purchases	0	386	167,262	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(178,190)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(18,642)	0
Fair value, end of period	$853	$797	$3,023,119	$2,550	$(3,117,171)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(206)	$(2,917,452)	$0	$2,974,092
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015(4)
	Fixed Maturities Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$61,092	$14,539	$9,170	$100,217	$5,540
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(358)	62	(1)	0
Asset management fees and other income	0	0	0	0	2,328
Included in other comprehensive income (loss)	(52)	60	274	709	0
Net investment income	(2)	(7)	15	(16)	0
Purchases	111,902	458	1,649	111,759	0
Sales	(110,000)	(4)	(31)	(37,131)	0
Issuances	0	0	0	0	0
Settlements	(160)	(765)	(678)	(126)	(1,500)
Transfers into Level 3(1)	704	826	0	47,508	0
Transfers out of Level 3(1)	(7,796)	(416)	0	(50,719)	0
Other(3)	0	0	0	0	12,001
Fair value, end of period	$55,688	$14,333	$10,461	$172,200	$18,369
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(357)	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$2,283

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2015(4)
	Equity Securities, Available-for-Sale	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$750	$596	$4,897,545	$19,203	$(4,993,611)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(155)	(2,206,893)	0	2,229,227
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	103	0	0	2	0
Net investment income	0	0	0	0	0
Purchases	0	386	332,467	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(352,787)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	1,986	0
Transfers out of Level 3(1)	0	(30)	0	(18,641)	0
Fair value, end of period	$853	$797	$3,023,119	$2,550	$(3,117,171)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(154)	$(2,128,845)	$0	$2,165,005
Asset management fees and other income	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets between reporting categories.

(4)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(5)	Primarily related to private warrants reclassified from derivatives to trading securities.

(6)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investments gains (losses) related to the Variable Annuities Recapture.

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

	June 30, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,088,880	$1,088,880	$1,023,427
Policy loans	0	0	1,153,528	1,153,528	1,153,528
Short-term investments	0	5,000	0	5,000	5,000
Cash and cash equivalents	26,552	106,000	0	132,552	132,552
Accrued investment income	0	81,079	0	81,079	81,079
Receivables from parent and affiliates	0	82,157	0	82,157	82,157
Other assets	0	28,108	0	28,108	28,108
Total assets	$26,552	$302,344	$2,242,408	$2,571,304	$2,505,851
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,019,421	$249,799	$1,269,220	$1,270,490
Cash collateral for loaned securities	0	156,688	0	156,688	156,688
Payables to parent and affiliates	0	55,568	0	55,568	55,568
Other liabilities	0	252,619	0	252,619	252,619
Total liabilities	$0	$1,484,296	$249,799	$1,734,095	$1,735,365

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$8,540	$1,701,951	$1,710,491	$1,658,235
Policy loans	0	0	1,143,303	1,143,303	1,143,303
Cash and cash equivalents	19,297	156,064	0	175,361	175,361
Accrued investment income	0	100,031	0	100,031	100,031
Receivables from parent and affiliates	0	65,628	0	65,628	65,628
Other assets	0	6,162	0	6,162	6,162
Total assets	$19,297	$336,425	$2,845,254	$3,200,976	$3,148,720
Liabilities:
Policyholders’ account balances - investment contracts	$0	$947,853	$236,891	$1,184,744	$1,190,596
Cash collateral for loaned securities	0	40,416	0	40,416	40,416
Short-term debt	0	180,105	0	180,105	180,000
Long-term debt	0	1,227,110	0	1,227,110	1,204,000
Payables to parent and affiliates	0	72,791	0	72,791	72,791
Other liabilities	0	343,089	0	343,089	343,089
Total liabilities	$0	$2,811,364	$236,891	$3,048,255	$3,030,892

(1)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At June 30, 2016 and December 31, 2015, the fair values of these cost method investments were $32 million and $27 million, respectively, which had been previously classified in Level 3 at December 31, 2015. The carrying values of these investments were $30 million and $26 million as of June 30, 2016 and December 31, 2015, respectively.

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

Credit Contracts

Credit derivatives are used by the Company to enhance the return on the Company’s investment portfolio by creating credit exposure similar to an investment in public fixed maturity cash instruments. With credit derivatives the Company sells credit protection on a single name reference, or certain index reference, and in return receives a quarterly premium. With credit default derivatives, this premium or credit spread generally corresponds to the difference between the yield on the referenced name’s public fixed maturity cash instruments and swap rates, at the time the agreement is executed. If there is an event of default by the referenced name, as defined by the agreement, then the Company is obligated to pay the counterparty the referenced amount of the contract and receive in return the referenced defaulted security or similar security or pay the referenced amount less the auction recovery rate. See "Credit Derivatives" below for a discussion of guarantees related to credit derivatives written. In addition to selling credit protection, the Company may purchase credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio.

Embedded Derivatives

The Company sells variable annuity products which may include guaranteed benefit features that are accounted for as embedded derivatives. Related to these embedded derivatives, the Company has entered into reinsurance agreements to transfer the risk associated with certain benefit features to affiliates, PALAC and Prudential Insurance. See Note 1 for additional information on the change to the reinsurance agreements effective April 1, 2016.

Additionally, the Company has entered into a reinsurance agreement with Union Hamilton Reinsurance, Ltd., an external counterparty. The Company also reinsures a portion of the no-lapse guarantee provision on certain universal life products to an affiliate, UPARC.

These embedded derivatives and reinsurance agreements, which are derivatives and accounted for in the same manner as the embedded derivatives, are carried at fair value and are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models as described in Note 4.

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host and related reinsurance recoverable. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$401,047	$40,453	$(2,588)	$529,128	$50,877	$(1,385)
Total Qualifying Hedges	$401,047	$40,453	$(2,588)	$529,128	$50,877	$(1,385)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$101,075	$15,119	$(103)	$3,159,400	$203,313	$(8,605)
Foreign Currency
Foreign Currency Forwards	19,482	1,004	0	3,722	39	(15)
Credit
Credit Default Swaps	7,275	71	(294)	7,275	268	(222)
Currency/Interest Rate
Foreign Currency Swaps	57,209	8,751	(133)	122,425	17,079	(71)
Equity
Total Return Swaps	0	0	0	542,294	411	(10,451)
Equity Options	25,469,007	21,225	(7,287)	25,345,369	28,668	(12,100)
Total Non-Qualifying Hedges	$25,654,048	$46,170	$(7,817)	$29,180,485	$249,778	$(31,464)
Total Derivatives (1)	$26,055,095	$86,623	$(10,405)	$29,709,613	$300,655	$(32,849)

(1)
Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings. The fair value of these embedded derivatives was a net liability of $8,657 million and $5,205 million as of June 30, 2016 and December 31, 2015, respectively, included in "Future policy benefits." The fair value of the related reinsurance recoverables was an asset of $9,142 million and $4,940 million as of June 30, 2016 and December 31, 2015, respectively, included in “Reinsurance recoverables.” See below.

The fair value of the related reinsurance recoverables includes an asset of $8,595 million and $4,593 million with affiliates, an asset of $62 million and $7 million with Union Hamilton Reinsurance, Ltd. and an asset of $485 million and $340 million with UPARC as of June 30, 2016 and December 31, 2015, respectively. See Note 7 for additional information on these reinsurance agreements.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$86,619	$(10,295)	$76,324	$(76,324)	$0
Securities purchased under agreement to resell	106,000	0	106,000	(106,000)	0
Total Assets	$192,619	$(10,295)	$182,324	$(182,324)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$10,405	$(10,405)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$10,405	$(10,405)	$0	$0	$0

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$297,371	$(230,554)	$66,817	$(15,157)	$51,660
Securities purchased under agreement to resell	156,064	0	156,064	(156,064)	0
Total Assets	$453,435	$(230,554)	$222,881	$(171,221)	$51,660
Offsetting of Financial Liabilities:
Derivatives (1)	$32,849	$(32,849)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$32,849	$(32,849)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$883	$1,655	$6,971
Total cash flow hedges	0	883	1,655	6,971
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,951	0	0	0
Currency	1,010	0	0	0
Currency/Interest Rate	7,930	0	(47)	0
Credit	(126)	0	0	0
Equity	(1,926)	0	0	0
Embedded Derivatives	733,508	0	0	0
Total non-qualifying hedges	742,347	0	(47)	0
Total	$742,347	$883	$1,608	$6,971

	Six Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$2,288	$(244)	$(10,128)
Total cash flow hedges	0	2,288	(244)	(10,128)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	191,878	0	0	0
Currency	885	0	0	0
Currency/Interest Rate	6,834	0	(57)	0
Credit	(367)	0	0	0
Equity	(5,240)	0	0	0
Embedded Derivatives	618,004	0	0	0
Total non-qualifying hedges	811,994	0	(57)	0
Total	$811,994	$2,288	$(301)	$(10,128)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$711	$(1,347)	$(11,795)
Total cash flow hedges	0	711	(1,347)	(11,795)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(164,405)	0	0	0
Currency	(84)	0	0	0
Currency/Interest Rate	(3,715)	0	(37)	0
Credit	(88)	0	0	0
Equity	(5,845)	0	0	0
Embedded Derivatives	1,254	0	0	0
Total non-qualifying hedges	(172,883)	0	(37)	0
Total	$(172,883)	$711	$(1,384)	$(11,795)

	Six Months Ended June 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,248	$(83)	$12,901
Total cash flow hedges	0	1,248	(83)	12,901
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(49,273)	0	0	0
Currency	52	0	0	0
Currency/Interest Rate	4,551	0	98	0
Credit	(163)	0	0	0
Equity	(21,170)	0	0	0
Embedded Derivatives	(50,159)	0	0	0
Total non-qualifying hedges	(116,162)	0	98	0
Total	$(116,162)	$1,248	$15	$12,901

(1)	Amounts deferred in AOCI.

For the three and six months ended June 30, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a roll forward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2015	$48,271
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2016	(7,356)
Amounts reclassified into current period earnings	(2,772)
Balance, June 30, 2016	$38,143

Using June 30, 2016 values, it is estimated that a pre-tax loss of $4 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2017, offset by amounts pertaining to the hedged items. As of June 30, 2016, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of June 30, 2016 and December 31, 2015.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of both June 30, 2016 and December 31, 2015, the Company had $7 million of outstanding notional amounts, reported at fair value as a liability of less than $1 million as of June 30, 2016 and an asset of less than $1 million as of December 31, 2015.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of June 30, 2016 and December 31, 2015, the outstanding balances on these commitments were $64 million and $62 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2016 and December 31, 2015, $121 million and $52 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $5.5 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was less than $1 million for both the three months ended June 30, 2016 and 2015 and $1 million and less than $1 million for the six months ended June 30, 2016 and 2015, respectively. The expense charged to the Company for the deferred compensation program was $2 million for both the three months ended June 30, 2016 and 2015 and $3 million and $4 million for the six months ended June 30, 2016 and 2015, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $6 million and $5 million for the three months ended June 30, 2016 and 2015, respectively, and $12 million and $11 million for the six months ended June 30, 2016 and 2015, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $7 million and $6 million for the three months ended June 30, 2016 and 2015, respectively, and $14 million and $13 million for the six months ended June 30, 2016 and 2015, respectively.

Prudential Insurance sponsors voluntary savings plans for its employees' 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $3 million and $2 million for the three months ended June 30, 2016 and 2015, respectively, and $5 million and $4 million for the six months ended June 30, 2016 and 2015, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $190 million and $211 million for the three months ended June 30, 2016 and 2015, respectively, and $364 million and $415 million for the six months ended June 30, 2016 and 2015, respectively.

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,160 million at June 30, 2016 and $2,873 million at December 31, 2015. Fees related to these COLI policies were $10 million for both the three months ended June 30, 2016 and 2015 and $21 million for both the six months ended June 30, 2016 and 2015. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $92 million as of June 30, 2016 and $145 million as of December 31, 2015. "Net investment income" related to these ventures includes a gain of $1.3 million for both the three months ended June 30, 2016 and 2015, and a loss of $3 million and a gain of $4 million for the six months ended June 30, 2016 and 2015, respectively.

Reinsurance with Affiliates

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company (“PARCC”), UPARC, Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, and its parent company Prudential Insurance, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016, in order to provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage the statutory capital for its individual life business, facilitate its capital market hedging program and align accounting methodology for the assets and liabilities of living benefit riders contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Realized investment gains and losses include the impact of reinsurance agreements. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit options on variable annuities to PALAC excluding the PLNJ business which was reinsured to Prudential Insurance. See Note 1 for additional information on the change effective April 1, 2016. The Company has also entered into an agreement with UPARC to reinsure a portion of the no-lapse guarantee provision on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. See Note 5 for additional information related to the accounting for embedded derivatives.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Reinsurance recoverables	$30,853,161	$22,546,361
Policy loans	(80,616)	(75,697)
Deferred policy acquisition costs	(5,680,833)	(2,122,349)
Other assets	(288,337)	35,616
Policyholders’ account balances	4,929,689	5,020,230
Future policy benefits and other policyholder liabilities	2,947,810	2,380,215
Other liabilities	330,835	494,660

The reinsurance recoverable by counterparty is broken out below.

	June 30, 2016	December 31, 2015
	(in thousands)
UPARC	$519,245	$376,660
PAR U	10,207,953	9,797,733
PURC	2,410,583	2,251,692
PARCC	2,574,933	2,560,798
PAR Term	1,310,695	1,226,761
Term Re	457,306	298,002
Prudential Insurance	1,265,759	226,926
Pruco Re	—	4,594,412
Prudential of Taiwan	1,219,785	1,169,664
PALAC	10,802,564	—
Unaffiliated	84,338	43,713
Total reinsurance recoverables	$30,853,161	$22,546,361

The tables above include amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015 were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Premiums:
Direct	$408,518	$383,312	$799,698	$749,555
Assumed	1	—	149	—
Ceded	(1,260,611)	(359,830)	(1,634,024)	(710,436)
Net premiums	(852,092)	23,482	(834,177)	39,119
Policy charges and fee income:
Direct	509,535	694,126	1,244,512	1,426,691
Assumed	109,910	(13,919)	304,223	155,292
Ceded	(577,597)	(150,174)	(979,480)	(511,185)
Net policy charges and fee income	41,848	530,033	569,255	1,070,798
Net investment income:
Direct	79,518	102,306	185,656	206,354
Assumed	351	364	695	693
Ceded	(1,250)	(1,184)	(2,280)	(2,141)
Net investment income	78,619	101,486	184,071	204,906
Other income:
Direct	12,077	12,841	23,772	25,152
Assumed & Ceded	(20,676)	2,172	(18,849)	7,078
Net other income	(8,599)	15,013	4,923	32,230
Interest credited to policyholders’ account balances:
Direct	105,629	73,790	319,111	216,195
Assumed	31,583	32,790	65,418	61,615
Ceded	(109,236)	(58,337)	(170,122)	(112,090)
Net interest credited to policyholders’ account balances	27,976	48,243	214,407	165,720
Policyholders’ benefits (including change in reserves):
Direct	342,039	466,298	951,674	952,425
Assumed	211,698	(12,799)	472,575	223,085
Ceded	(984,174)	(396,233)	(1,756,158)	(1,059,843)
Net policyholders’ benefits (including change in reserves)	(430,437)	57,266	(331,909)	115,667
Realized investment gains (losses), net:
Direct	(1,228,076)	2,834,402	(2,762,428)	2,167,967
Assumed	39	—	—	—
Ceded	2,088,499	(3,005,058)	3,678,041	(2,279,598)
Realized investment gains (losses), net	860,462	(170,656)	915,613	(111,631)
Net reinsurance expense allowances, net of capitalization and amortization	(443,316)	(17,371)	(537,245)	(87,083)

The table above includes amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
	(in thousands)
Direct gross life insurance face amount in force	$799,112,347	$739,363,094
Assumed gross life insurance face amount in force	43,205,999	44,015,996
Reinsurance ceded	(779,268,303)	(722,711,390)
Net life insurance face amount in force	$63,050,043	$60,667,700

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

Effective April 1, 2016, the Company's subsidiary PLNJ has entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit riders. See Note 1 for additional information.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Pruco Re

Through March 31, 2016, the Company entered into various automatic coinsurance agreements with Pruco Re, an affiliated company, to reinsure its living benefit features sold on certain of its annuities. See Note 1 for additional information on the change effective April 1, 2016.

PALAC

Effective April 1, 2016, the Company entered into a reinsurance agreement with PALAC, to reinsure its variable annuity base contracts, along with the living benefit riders, excluding business reinsured externally and the PLNJ business which was reinsured to Prudential Insurance. See Note 1 for additional information.

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

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was $73 million and $98 million for the three months ended June 30, 2016 and 2015, respectively, and $142 million and $193 million for the six months ended June 30, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on contractholders’ separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $3 million for both the three months ended June 30, 2016 and 2015, and $6 million for both the six months ended June 30, 2016 and 2015. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million for both the three months ended June 30, 2016 and 2015, and $9 million and $8 million for the six months ended June 30, 2016 and 2015, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Transfers

From time to time, the Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2016 and for the year ended December 31, 2015, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. In April 2016, the Company prepaid $125 million of its debt and reassigned all the remaining debt to PALAC as part of its reinsurance agreement. See Note 1 for additional information on the reassignment effective April 1, 2016. The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - June 30, 2016	Amount of Notes - December 31, 2015	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	12/15/2011	$0	$11,000			3.61%			12/15/2016
Prudential Financial	12/16/2011	0	11,000			3.61%			12/16/2016
Prudential Financial	11/15/2013	0	9,000			2.24%			12/15/2018
Prudential Financial	11/15/2013	0	23,000			3.19%			12/15/2020
Prudential Insurance	12/6/2013	0	120,000			2.60%			12/15/2018
Prudential Insurance	12/6/2013	0	130,000			4.39%			12/15/2023
Prudential Insurance	12/6/2013	0	250,000			3.64%			12/15/2020
Prudential Insurance	9/25/2014	0	30,000			1.89%			6/20/2017
Prudential Insurance	9/25/2014	0	40,000			3.95%			6/20/2024
Prudential Insurance	9/25/2014	0	20,000			2.80%			6/20/2019
Prudential Insurance	9/25/2014	0	50,000			3.95%			6/20/2024
Prudential Insurance	9/25/2014	0	50,000			2.80%			6/20/2019
Prudential Insurance	9/25/2014	0	100,000			3.47%			6/20/2021
Prudential Insurance	9/25/2014	0	100,000			3.95%			6/20/2024
Prudential Financial	12/15/2014	0	5,000			2.57%			12/15/2019
Prudential Financial	12/15/2014	0	23,000			3.14%			12/15/2021
Prudential Financial	6/15/2015	0	66,000			3.52%			6/15/2022
Prudential Financial	6/15/2015	0	6,000			2.86%			6/15/2020
Prudential Financial	9/21/2015	0	158,000	1.09%	-	1.63%	6/15/2016	-	6/15/2017
Prudential Financial	9/21/2015	0	132,000	1.40%	-	1.93%	12/17/2016	-	12/17/2017
Prudential Financial	9/21/2015	0	26,000	1.40%	-	1.93%	12/17/2016	-	12/17/2017
Prudential Financial	12/16/2015	0	5,000			2.85%			12/16/2020
Prudential Financial	12/16/2015	0	1,000			2.85%			12/16/2020
Prudential Financial	12/16/2015	0	18,000			3.37%			12/16/2022
Total Loans Payable to Affiliates		$0	$1,384,000

The total interest expense to the Company related to loans payable to affiliates was $2 million and $13 million for the three months ended June 30, 2016 and 2015, respectively, and $13 million and $26 million for the six months ended June 30, 2016 and 2015, respectively.

Contributed Capital and Dividends

In June and March of 2016, the Company received capital contributions in the amounts of $200 million and $5 million, respectively, from Prudential Insurance. For the year ended December 31, 2015, the Company did not receive any capital contributions.

During the six months ended June 30, 2016, the Company paid dividends in the amount of $2.6 billion to Prudential Insurance. In June and December of 2015, the Company paid dividends in the amounts of $230 million and $200 million, respectively, to Prudential Insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2016, compared with December 31, 2015, and its consolidated results of operations for the three and six months ended June 30, 2016 and 2015. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated company, Pruco Reinsurance, Ltd. (“Pruco Re”), in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re. In addition, the Company reinsured variable annuity base contracts, along with the living benefit guarantees, to Prudential Annuities Life Assurance Corporation (“PALAC”), excluding the Pruco Life Insurance Company of New Jersey (“PLNJ”) business which was reinsured to The Prudential Insurance Company of America (“Prudential Insurance”). These reinsurance agreements cover new and in force business and exclude business reinsured externally. The product risks related to the reinsured business are being managed in PALAC and Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within PALAC and Prudential Insurance. These series of transactions are collectively referred to as the "Variable Annuities Recapture."

Regulatory Developments

Capital and Prudential Standards

In June 2016, the Board of Governors of the Federal Reserve System (“FRB”) issued an advance notice of proposed rulemaking regarding approaches to regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including non-bank financial companies (“Designated Financial Companies”) supervised by the FRB under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), such as Prudential Financial, Inc. (“Prudential Financial”). The advance notice invites comments on a “building block approach” and a “consolidated approach” for determining capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities to calculate combined qualifying and required capital for the insurance group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closes on September 16, 2016.

Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a risk management framework that includes policies, procedures, processes and systems. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closes on August 17, 2016.

We cannot predict the timing of the issuance or content of final capital requirements or enhanced prudential standards or how the FRB ultimately will apply the final requirements to Prudential Financial. For additional information on FRB supervision, see “Business-Regulation-Dodd-Frank Wall Street Reform and Consumer Protection Act-Regulation as a Designated Financial Company” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Principles Based Reserving

In June 2016, the National Association of Insurance Commissioners (the “NAIC”) adopted a recommendation that will activate a principles-based reserving approach for life insurance products. Principles-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not fully reflect the risks or costs of the liability or obligations of the insurer. The principles-based reserving approach has a three year phase in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. Principles-based reserving will not affect reserves for policies in force prior to January 1, 2017. The Company is currently assessing the impact of this new reserving approach on projected statutory reserve levels and product pricing for its portfolio of individual life product offerings.

DOL Fiduciary Rule

In April 2016, the U.S. Department of Labor ("DOL") issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ impact on our operations and preparing to implement the necessary adjustments to come into alignment with the Rules’ requirements. Overall, we believe the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our individual annuities business and our Prudential Advisors distribution system, which we include in the results of our individual life business. During the second quarter of 2016 several financial services industry groups initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses. Significant aspects of the Rules and their impact on our businesses include the following:

•
Prudential Advisors: We are taking the steps we believe are required to comply with the new “best interest contract exemption” for investment advice concerning retirement plans and IRAs including recommendations to purchase products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, which we continue to review. The Rules will impose compliance and contract requirements and would give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. The Rules are expected to lead to changes to compensation and benefit structures, and possibly to our product offerings.

•
Annuities: Sales of variable annuities by our retail distributors will be subject to the best interest contract exemption described above, but certain fixed annuities will be subject to a separate exemption. As a result of the Rules, certain distributors may restrict the sale of annuities. In addition, we may need to alter our product design or offerings to meet the needs of distributors in complying with the Rules. We may also need to monitor or limit wholesaling and other sales support and customer service activities if we do not want to be considered a fiduciary under the Rules.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenues and Expenses

The Company earns revenues principally from insurance premiums, mortality and expense fees, asset administration fees from insurance and investment products, and from net investment income on the investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, commissions and other costs of selling and servicing the various products sold and interest credited on general account liabilities.

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

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v. 3.0 offers lifetime income based on the highest daily account value plus a compounded deferral credit. The Prudential Defined Income (“PDI”) Variable Annuity complements other variable annuity products that we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments, but restricts contractholder investments to a single bond sub-account within the separate account. PDI includes a living benefit guarantee which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to daily roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

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

Our risk management strategy helps to limit our exposure to certain of these risks primarily through a combination of product design elements, our living benefits hedging program and affiliated reinsurance arrangements. In addition, we consider external reinsurance a form of risk mitigation. Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty, to reinsure approximately 50% of the HDI v. 3.0, the newest version of our variable annuity with a "highest daily" living benefits guarantee. This reinsurance agreement covers most new HDI v. 3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, until Union Hamilton's quota share reaches $5 billion of new rider premiums through December 31, 2016. From April 1, 2015 through June 30, 2016, approximately $2.3 billion of new rider premiums were ceded to Union Hamilton under this agreement.

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

As of June 30, 2016, approximately $93 billion or 91% of total variable annuity account values contain a living benefit feature, compared to approximately $90 billion or 91% as of December 31, 2015. As of June 30, 2016, approximately $83 billion or 89% of variable annuity account values with living benefit features included an asset transfer feature in the product design, compared to approximately $81 billion or 91% as of December 31, 2015. The change in account values with living benefits and the asset transfer feature reflect the impact of new business sales and equity market performance.

As mentioned above, in addition to our asset transfer feature, we manage certain risks associated with our variable annuity products through our living benefits hedging programs and affiliated and unaffiliated reinsurance agreements. Through March 31, 2016, we reinsured the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Re. The living benefits hedging program was primarily executed within Pruco Re to manage capital markets risk associated with the reinsured living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to PALAC, excluding PLNJ business which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the business reinsured to PALAC are being managed in PALAC and the product risks related to the business reinsured to Prudential Insurance are being managed in Prudential Insurance. In addition, the living benefits hedging program related to the reinsured living benefit guarantees is being managed within PALAC or Prudential Insurance, as applicable. During the third quarter of 2016, PALAC and Prudential Insurance began modifying their hedging strategy in order to more efficiently manage capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital market movements, within established tolerances. These modifications include utilizing a combination of traditional fixed income instruments and derivatives to manage the risks associated with our variable annuity living benefit guarantees.

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 66% of our net individual life insurance in force at June 30, 2016, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 19% of our net individual life insurance in force at June 30, 2016, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. A number of our currently offered variable life products offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 12% of our net individual life insurance in force at June 30, 2016, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products, which represent 3% of our net individual life insurance in force at June 30, 2016. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Most of our universal life products now offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 7 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2016, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 6.3% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near-term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

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

Changes in Financial Position

June 30, 2016 versus December 31, 2015

Total assets increased $5.3 billion, from $148.6 billion at December 31, 2015 to $153.9 billion at June 30, 2016. Significant components were:

•
Reinsurance recoverables increased $8.4 billion from $22.5 billion at December 31, 2015 to $30.9 billion at June 30, 2016. The increase was primarily driven by the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by declining interest rates, and ceded policyholders' account balances related to the reinsurance of the Company's variable annuity contracts, as described within the Variable Annuities Recapture. Also, contributing to the increase was the impact of term and universal life business growth and the Hartford GUL business ceded to PAR U, which increased ceded reserves and ceded policyholders’ account balances.

•	Separate account assets increased $3.6 billion from $109.3 billion at December 31, 2015 to $112.9 billion at June 30, 2016, primarily driven by favorable fund performance and net inflows.

•
Other assets increased $0.2 billion from $0.1 billion at December 31, 2015 to $0.3 billion at June 30, 2016, primarily driven by the deferred loss on reinsurance related to the reinsurance of the Company's variable annuity contracts as part of the Variable Annuities Recapture.

Partially offsetting these increases in total assets were the following items:

•
DAC and DSI decreased $4.6 billion from $5.8 billion at December 31, 2015 to $1.2 billion at June 30, 2016, primarily driven by the ceding of the DAC and DSI balances to PALAC as a result of the Variable Annuities Recapture.

•
Total investments decreased $2.2 billion from $10.2 billion at December 31, 2015 to $8.0 billion at June 30, 2016, primarily driven by the Variable Annuities Recapture, partially offset by universal life, and term life premiums.

Total liabilities increased $7.1 billion, from $144.1 billion at December 31, 2015 to $151.2 billion at June 30, 2016. Significant components were:

•
Future policy benefits increased $4.4 billion from $15.0 billion at December 31, 2015 to $19.4 billion at June 30, 2016, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, and an increase in GMDB reserves associated with universal life business and higher reserves supporting term life business growth.

•	Separate account liabilities increased $3.6 billion, corresponding to the increase in separate account assets described above.

•	Policyholders’ account balances increased $0.5 billion from $17.2 billion at December 31, 2015 to $17.7 billion at June 30, 2016, primarily driven by universal life business growth.

Partially offsetting these increases in total liabilities were the following items:

•
Debt to affiliates decreased $1.4 billion from $1.4 billion at December 31, 2015 to $0 billion at June 30, 2016, primarily driven by the reassignment of debt to PALAC and Prudential Insurance as a result of the Variable Annuities Recapture.

Total equity decreased by $1.8 billion from $4.5 billion at December 31, 2015 to $2.7 billion at June 30, 2016, reflecting a recapture loss as a result of the Variable Annuities Recapture.

Results of Operations

Income from Operations before Income Taxes

2016 to 2015 Three Months Comparison.

Income from operations before income taxes increased $0.5 billion from $0.2 billion in the second quarter of 2015 to $0.7 billion in the second quarter of 2016. This was primarily driven by a favorable variance of $1.0 billion in realized investment gains (losses), consisting of a realized investment gain of $0.7 billion from the recapture of the living benefit guarantee from Pruco Re, and subsequent ceding of the variable annuities business to PALAC and Prudential Insurance, as part of the Variable Annuities Recapture. Also contributing to the above was a favorable variance of $0.3 billion driven by the results of the reinsured embedded derivative related to the no-lapse guarantee. This was partially offset by a $0.4 billion decline in policy charges and fee income due to the Variable Annuities Recapture.

2016 to 2015 Six Months Comparison.

Income from operations before income taxes was relatively flat from $0.3 billion in the first six months of 2015 to $0.3 billion in the first six months of 2016. This was primarily driven by a favorable variance of $1.0 billion in realized investment gains (losses) as discussed above. This was partially offset by an unfavorable variance of $0.5 billion from an increase in DAC and DSI amortization due to the mark-to-market of our living benefit guarantees and related hedge positions and a decline in policy charges and fee income of $0.4 billion as discussed above.

Revenues, Benefits and Expenses

2016 to 2015 Three Months Comparison

Revenues decreased $0.5 billion from $0.6 billion in the second quarter of 2015 to $0.1 billion in the second quarter of 2016, primarily driven by a decline in premiums of $0.9 billion due to the consideration transferred to PALAC and Prudential Insurance as part of the Variable Annuities Recapture. Policy charges and fee income, and asset administration fees decreased $0.6 billion primarily due to a decline in fees as a result of the Variable Annuities Recapture, partially offset by an increase in realized investment gains (losses) of $1.0 billion as described above.

Benefits and expenses decreased $1.0 billion from $0.4 billion in the second quarter of 2015 to ($0.6) billion in the second quarter of 2016, primarily driven by a favorable variance in policyholders' benefits of $0.6 billion due to ceded GMDB and GMIB reserves as a result of the Variable Annuities Recapture. General, administrative and other expenses decreased $0.4 billion, primarily driven by the deferral of the loss on reinsurance and ceded trail commissions.

2016 to 2015 Six Months Comparison

Revenues decreased $0.5 billion from $1.4 billion in the first six months of 2015 to $0.9 billion in the first six months of 2016, primarily driven by a decline in premiums of $0.9 billion due to the consideration for the recapture and subsequent ceding of the variable annuity business. Policy charges and fee income, and asset administration fees decreased $0.6 billion primarily due to a decline in fees as a result of the Variable Annuities Recapture, partially offset by an increase in realized investment gains (losses) of $1.0 billion as described above.

Benefits and expenses decreased $0.5 billion from $1.1 billion in the first six months of 2015 to $0.6 billion in the first six months of 2016, primarily driven by a favorable variance in general, administrative and other expenses of $0.5 billion primarily driven by the deferral of the loss on reinsurance and ceded trail commissions. Policyholders' benefits decreased $0.4 billion due to ceded GMDB and GMIB reserves as a result of the Variable Annuities Recapture. Partially offsetting the above was a $0.5 billion increase in DAC and DSI amortization due to the variance on the mark-to-market of our living benefit features and related hedge positions, as described above.

Income Taxes

The income tax provision amounted to a benefit of $50 million and an expense of $35 million for the six months ended June 30, 2016 and 2015, respectively. The change in tax provision was primarily driven by a decrease in pre-tax income.

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

As of June 30, 2016, the Company remains subject to examination in the U.S. for tax years 2009 through 2015.

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

For tax years 2009 through 2016, the Company is participating in the IRS’s Compliance Assurance Program (“CAP”). Under CAP, the IRS assigns an examination team to review completed transactions as they occur in order to reach agreement with the Company on how they should be reported in the relevant tax returns. If disagreements arise, accelerated resolution programs are available to resolve the disagreements in a timely manner before the tax returns are filed.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include additional standards regarding enhanced public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board ("FSB") has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these actions and their potential impact on us, see “Overview-Regulatory Developments-Capital and Prudential Standards" above and "Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Through March 31, 2016, the Company reinsured the majority its variable annuity living benefit guarantees to an affiliated company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and reinsured the variable annuity base contracts, along with the living benefit guarantees, to PALAC, excluding the PLNJ business which was reinsured to Prudential Insurance.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of June 30, 2016 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit guarantees that were previously reinsured to Pruco Re, as discussed above in the Variable Annuities Recapture.

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

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities and sales as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent company, hedging activity and payments in connection with financing activities.

Liquid assets include cash and cash equivalents, short-term investments and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2016 and December 31, 2015 the Company had liquid assets of $5,816 million and $7,383 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $369 million and $425 million as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, $4,978 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $409 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of June 30, 2016, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.85 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2016, an aggregate of $6.72 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $217 million from December 31, 2015.

In addition, as of June 30, 2016, our affiliated captive reinsurance companies had outstanding an aggregate of $3.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of June 30, 2016, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

In December 2014, the NAIC adopted a new actuarial guideline, known as “AG 48,” that governs the reinsurance of term and universal life insurance business to captives by prescribing requirements for the types of assets that may be held by captives to support the reserves. The requirements in AG 48 became effective on January 1, 2015, and apply in respect of term and certain universal life insurance policies written from and after January 1, 2015, or written prior to January 1, 2015 but not included in a captive reserve financing arrangement as of December 31, 2014. AG 48 requires our captive affiliates to hold cash and rated securities in greater amounts than they previously held to support economic reserves for certain of the term and universal life policies. While we continue to work with regulators and industry participants on potential long-term solutions, our affiliated captives have funded the additional requirement for 2015 using a combination of existing assets and newly purchased assets sourced from affiliated financing and believe our affiliated captives have sufficient affiliated resources to finance the additional asset requirement through 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2016, there have been no material changes in our economic exposure to market risk from December 31, 2015, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2015, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit riders, to PALAC, excluding the PLNJ business which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the business reinsured to PALAC are being managed in PALAC and the product risks related to the business reinsured to Prudential Insurance are being managed in Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders is being managed in PALAC or Prudential Insurance.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 12, 2016