Form 10-Q
period 2016-09-30
PRUCO LIFE INSURANCE CO
filed 2016-11-10
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 _____________________________________
FORM 10-Q
 _____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 10, 2016, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the Registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2016 and December 31, 2015	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015	5

	Unaudited Interim Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	7

	Notes to Unaudited Interim Consolidated Financial Statements	8

	1. Business and Basis of Presentation	8

	2. Significant Accounting Policies and Pronouncements	11

	3. Investments	14

	4. Fair Value of Assets and Liabilities	27

	5. Derivative Instruments	47

	6. Commitments, Contingent Liabilities and Litigation and Regulatory Matters	53

	7. Reinsurance	54

	8. Related Party Transactions	59

	9. Revision to Prior Year Information	63

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	66

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	78

Item 4.	Controls and Procedures	78

PART II—OTHER INFORMATION		79

Item 1.	Legal Proceedings	79

Item 1A.	Risk Factors	79

Item 6.	Exhibits	80

SIGNATURES		81

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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2016 and December 31, 2015 (in thousands, except share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016 – $5,275,778; 2015 – $6,775,806)	$5,631,416	$6,840,932
Equity securities, available-for-sale, at fair value (cost: 2016 – $19,384; 2015 – $54,609)	20,102	51,973
Trading account assets, at fair value	38,410	64,612
Policy loans	1,156,620	1,143,303
Short-term investments	41,658	54,806
Commercial mortgage and other loans	1,079,639	1,658,235
Other long-term investments	327,010	379,237
Total investments	8,294,855	10,193,098
Cash and cash equivalents	78,777	370,286
Deferred policy acquisition costs	1,217,189	5,129,931
Accrued investment income	84,430	100,031
Reinsurance recoverables	31,785,676	22,691,491
Receivables from parent and affiliates	246,811	228,253
Deferred sales inducements	0	684,844
Other assets	266,597	59,578
Separate account assets	116,827,710	109,350,121
TOTAL ASSETS	$158,802,045	$148,807,633
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$20,096,101	$15,198,755
Policyholders’ account balances	18,011,323	17,204,824
Cash collateral for loaned securities	133,500	40,416
Income taxes	123,584	138,639
Short-term debt to affiliates	0	180,000
Long-term debt to affiliates	0	1,204,000
Payables to parent and affiliates	64,532	72,791
Other liabilities	784,635	935,662
Separate account liabilities	116,827,710	109,350,121
TOTAL LIABILITIES	156,041,385	144,325,208
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 6)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	986,063	779,973
Retained earnings	1,522,310	3,635,147
Accumulated other comprehensive income	249,787	64,805
TOTAL EQUITY	2,760,660	4,482,425
TOTAL LIABILITIES AND EQUITY	$158,802,045	$148,807,633
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2016 and 2015 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Premiums	$29,015	$20,321	$(805,162)	$59,440
Policy charges and fee income	88,479	546,344	673,973	1,615,977
Net investment income	103,743	102,215	287,814	307,121
Asset administration fees	4,004	84,814	80,399	285,866
Other income	15,436	11,714	20,359	43,944
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	0	(1,099)	(16,597)	(1,514)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	19	338	51
Other realized investment gains (losses), net	(9,668)	(1,904)	922,204	(113,152)
Total realized investment gains (losses), net	(9,668)	(2,984)	905,945	(114,615)
TOTAL REVENUES	231,009	762,424	1,163,328	2,197,733
BENEFITS AND EXPENSES
Policyholders’ benefits	54,496	115,186	(317,384)	233,950
Interest credited to policyholders’ account balances	42,081	156,486	256,488	322,206
Amortization of deferred policy acquisition costs	(17,690)	407,298	611,555	695,026
General, administrative and other expenses	103,118	241,744	206,933	774,060
TOTAL BENEFITS AND EXPENSES	182,005	920,714	757,592	2,025,242
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	49,004	(158,290)	405,736	172,491
Income tax expense (benefit)	(38,202)	(21,784)	(74,946)	12,681
NET INCOME (LOSS)	$87,206	$(136,506)	$480,682	$159,810
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	31	(53)	153	(391)
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	11,944	26,697	356,594	(97,212)
Reclassification adjustment for (gains) losses included in net income (loss)	1,517	(5,071)	(72,160)	(9,115)
Net unrealized investment gains (losses)	13,461	21,626	284,434	(106,327)
Other comprehensive income (loss), before tax	13,492	21,573	284,587	(106,718)
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	12	(19)	54	(137)
Net unrealized investment gains (losses)	4,711	7,368	99,551	(37,214)
Total	4,723	7,349	99,605	(37,351)
Other comprehensive income (loss), net of tax	8,769	14,224	184,982	(69,367)
COMPREHENSIVE INCOME (LOSS)	$95,975	$(122,282)	$665,664	$90,443

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2016 and 2015 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$779,973	$3,635,147	$64,805	$4,482,425
Contributed capital	0	205,000	0	0	205,000
Dividend to parent	0	0	(2,593,519)	0	(2,593,519)
Contributed (distributed) capital-parent/child asset transfers	0	1,090	0	0	1,090
Comprehensive income (loss):
Net income (loss)	0	0	480,682	0	480,682
Other comprehensive income (loss), net of tax	0	0	0	184,982	184,982
Total comprehensive income (loss)					665,664
Balance, September 30, 2016	$2,500	$986,063	$1,522,310	$249,787	$2,760,660

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	$2,500	$792,153	$3,557,144	$178,691	$4,530,488
Dividend to parent	0	0	(230,000)	0	(230,000)
Contributed (distributed) capital-parent/child asset transfers	0	(12,180)	0	0	(12,180)
Comprehensive income (loss):
Net income (loss)	0	0	159,810	0	159,810
Other comprehensive income (loss), net of tax	0	0	0	(69,367)	(69,367)
Total comprehensive income (loss)					90,443
Balance, September 30, 2015	$2,500	$779,973	$3,486,954	$109,324	$4,378,751

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015 (in thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$480,682	$159,810
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	103,829	(12,740)
Interest credited to policyholders’ account balances	256,488	322,206
Realized investment (gains) losses, net	(905,945)	114,615
Amortization and other non-cash items	(52,910)	(46,618)
Change in:
Future policy benefits	1,408,003	1,130,389
Reinsurance recoverables	(1,369,986)	(1,080,179)
Accrued investment income	15,601	(5,850)
Net payable to/receivable from parent and affiliates	(41,176)	(34,759)
Deferred policy acquisition costs	357,105	245,936
Income taxes	(115,247)	(58,322)
Deferred sales inducements	(2,151)	(5,335)
Derivatives, net	(198,198)	189,021
Other, net	19,979	6,576
Cash flows from (used in) operating activities	$(43,926)	$924,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	$930,834	$639,458
Short-term investments	255,026	589,448
Policy loans	105,840	97,107
Ceded policy loans	(7,330)	(5,902)
Commercial mortgage and other loans	195,344	120,930
Other long-term investments	7,463	13,046
Equity securities, available-for-sale	31,602	697
Trading account assets	0	1,500
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,781,534)	(1,216,321)
Short-term investments	(241,827)	(602,094)
Policy loans	(87,199)	(81,456)
Ceded policy loans	12,297	9,998
Commercial mortgage and other loans	(225,317)	(150,658)
Other long-term investments	(25,175)	(28,160)
Equity securities, available-for-sale	(5,000)	(31,063)
Trading account assets	0	(19,001)
Notes receivable from parent and affiliates, net	19,543	7,084
Derivatives, net	19,522	(11,859)
Other, net	0	1,353
Cash flows from (used in) investing activities	$(795,911)	$(665,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	$3,085,729	$2,812,875
Ceded policyholders’ account deposits	(877,874)	(774,131)
Policyholders’ account withdrawals	(1,910,500)	(1,571,992)
Ceded policyholders’ account withdrawals	49,958	38,253
Net change in cash collateral for loaned securities	93,084	3,877
Dividend to parent	0	(230,000)
Contributed capital	205,000	0
Contributed (distributed) capital - parent/child asset transfers	1,676	(18,739)
Proceeds from the issuance of debt (maturities longer than 90 days)	0	388,000
Repayments of debt (maturities longer than 90 days)	(125,000)	(524,000)
Drafts outstanding	26,255	(16,851)
Cash flows from (used in) financing activities	$548,328	$107,292
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(291,509)	366,149
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	370,286	214,952
CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,777	$581,101

Significant Non-Cash Transactions

Cash Flows from Investing and Financing Activities for the nine months ended September 30, 2016 excludes certain non-cash transactions related to the Variable Annuities Recapture. See Note 1 for additional information.

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

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. ("Pruco Re"). Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit riders that were previously reinsured to Pruco Re. In addition, the Company reinsured variable annuity base contracts, along with the living benefit riders, to Prudential Annuities Life Assurance Corporation ("PALAC"), excluding the PLNJ business, which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. These reinsurance agreements cover new and in force business and exclude business reinsured externally. The product risks related to the reinsured business are being managed in PALAC and Prudential Insurance. In addition, the living benefit hedging program related to the reinsured living benefit riders is being managed within PALAC and Prudential Insurance as applicable. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Interim Statement of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2016

	Impacts of Recapture	Impacts of Reinsurance	Total Impacts
	(in millions)
REVENUES
Premiums	$0	$(880)	$(880)
Realized investment gains (losses), net	(2,146)	2,951	805
TOTAL REVENUES	(2,146)	2,071	(75)
BENEFITS AND EXPENSES
Policyholders' benefits	0	(547)	(547)
General, administrative and other expenses	0	(211)	(211)
TOTAL BENEFITS AND EXPENSES	0	(758)	(758)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(2,146)	2,829	683
Income tax expense (benefit)	17	(23)	(6)
NET INCOME (LOSS)	$(2,163)	$2,852	$689

Affiliated Asset Transfers

Affiliate	Period	Transaction	Security Type	Fair Value	Book Value	APIC and Retained Earnings Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in millions)
Pruco Re	Apr - June 2016	Purchase	Derivatives	$4,166	$4,166	$0	$0	$0
PALAC	Apr - June 2016	Sale	Fixed Maturity, Trading Account Assets, Commercial Mortgages, Derivatives and JV/LP Investments	$(6,994)	$(6,872)	$0	$122	$0
Prudential Insurance	Apr - June 2016	Dividend	Fixed Maturity	$(19)	$(19)	$(19)	$0	$0
Prudential Insurance	Apr - June 2016	Sale	Fixed Maturity, Trading Account Assets, Equity Securities, Commercial Mortgages and Derivatives	$(717)	$(703)	$15	$0	$0

As part of the Variable Annuities Recapture, the Company received invested assets of $4.2 billion as consideration from Pruco Re, which is equivalent to the amount of statutory reserve credit taken as of March 31, 2016 and unwound the associated reinsurance recoverable of $6.3 billion. As a result, the Company recognized a loss of $2.1 billion immediately.

As part of the Variable Annuities Recapture, the Company transferred invested assets of $7.0 billion and $0.7 billion to PALAC and Prudential Insurance, respectively, and established reinsurance recoverables of $10.3 billion. In addition, the Company received ceding commissions of $3.6 billion and $0.4 billion from PALAC and Prudential Insurance, respectively, of which $1.1 billion and $0.1 billion were in the form of reassignment of debt to PALAC and Prudential Insurance, respectively. Also, the Company unwound its deferred policy acquisition costs ("DAC") and deferred sales inducements ("DSI") balances as of March 31, 2016, which was equivalent to the ceding commission. For the reinsurance of the variable annuity base contracts, the Company recognized a loss of $0.2 billion, which was deferred through General, administrative and other expenses. For the reinsurance of the living benefit riders, the Company recognized a benefit of $2.8 billion immediately since they are accounted for as free-standing derivatives.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company paid a dividend of $2.6 billion to Prudential Insurance, which was then distributed to Prudential Financial.

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

The most significant estimates include those used in determining deferred policy acquisition costs and related amortization; amortization of DSI; valuation of investments including derivatives and the recognition of other-than-temporary impairments (“OTTI”); future policy benefits including guarantees; reinsurance recoverables; provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal matters.

Revision to Prior Period Consolidated Financial Statements

The Company identified errors in the calculation of reserves for certain individual life products that impacted several line items within our previously issued consolidated financial statements. Prior period amounts have been revised in the financial statements and related disclosures to correct these errors. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. See Note 9 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Future Adoption of New Accounting Pronouncements

In May 2014, the FASB issued updated guidance (ASU 2014-09, Revenue from Contracts with Customers (Topic 606)) on accounting for revenue recognition. The guidance is based on the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from cost incurred to obtain or fulfill a contract. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the guidance. In August 2015, the FASB issued an update to defer the original effective date of this guidance. As a result of the deferral, the new guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017 and must be applied using one of two retrospective application methods. Early adoption is permitted for only annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

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

In March 2016, the FASB issued guidance (ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting) to simplify the transition to equity method when an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and for interim periods within those annual periods. The guidance is to be applied prospectively to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method after the effective date. The Company does not expect the adoption of this guidance to have a significant impact on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In June 2016, the FASB issued guidance (ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) that provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also modifies the current other-than-temporary impairment guidance for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing guidance for purchased credit deteriorated loans and debt securities. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2019, and for

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of the guidance on the Company’s consolidated financial position, results of operations and financial statement disclosures.

In August 2016, the FASB issued guidance (ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)) to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide clarity on the treatment of eight specifically defined types of cash inflows and outflows. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods, with early adoption permitted, provided that all of the amendments are adopted in the same period. The Company is currently assessing the impact of the guidance on the Company’s statement of cash flows.

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables provide information relating to fixed maturities and equity securities (excluding investments classified as trading) as of the dates indicated:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$138,696	$8,087	$407	$146,376	$0
Obligations of U.S. states and their political subdivisions	547,351	51,186	132	598,405	0
Foreign government bonds	103,613	8,071	204	111,480	0
Public utilities	701,194	73,852	3,103	771,943	0
Redeemable preferred stock	4,836	1,097	221	5,712	0
All other U.S. public corporate securities	1,728,113	150,646	5,967	1,872,792	(241)
All other U.S. private corporate securities	681,011	33,870	2,853	712,028	(236)
All other foreign public corporate securities	202,192	13,617	1,144	214,665	0
All other foreign private corporate securities	574,993	19,242	15,815	578,420	0
Asset-backed securities(1)	189,769	4,896	618	194,047	(2,535)
Commercial mortgage-backed securities	321,990	16,143	28	338,105	0
Residential mortgage-backed securities(2)	82,020	5,445	22	87,443	(284)
Total fixed maturities, available-for-sale	$5,275,778	$386,152	$30,514	$5,631,416	$(3,296)
Equity securities, available-for-sale
Common stocks:
Public utilities	$66	$2	$31	$37
Industrial, miscellaneous & other	0	121	0	121
Mutual funds	19,318	778	152	19,944
Non-redeemable preferred stocks	0	0	0	0
Total equity securities, available-for-sale	$19,384	$901	$183	$20,102

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

The following tables show the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity securities and equity securities have been in a continuous unrealized loss position, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2016
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$47,375	$407	$0	$0	$47,375	$407
Obligations of U.S. states and their political subdivisions	11,621	132	0	0	11,621	132
Foreign government bonds	13,702	73	1,891	131	15,593	204
Public utilities	59,792	456	22,198	2,647	81,990	3,103
Redeemable preferred stock	651	65	0	156	651	221
All other U.S. public corporate securities	82,559	798	79,597	5,169	162,156	5,967
All other U.S. private corporate securities	30,771	2,316	17,297	537	48,068	2,853
All other foreign public corporate securities	20,145	499	7,903	645	28,048	1,144
All other foreign private corporate securities	85,683	5,551	84,746	10,264	170,429	15,815
Asset-backed securities	21,514	428	54,378	190	75,892	618
Commercial mortgage-backed securities	10,088	10	2,350	18	12,438	28
Residential mortgage-backed securities	0	0	1,671	22	1,671	22
Total	$383,901	$10,735	$272,031	$19,779	$655,932	$30,514
Equity securities, available-for-sale	$0	$0	$2,934	$183	$2,934	$183

	December 31, 2015
	Less than twelve months		Twelve months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$5,985	$228	$0	$0	$5,985	$228
Obligations of U.S. states and their political subdivisions	77,756	1,958	0	0	77,756	1,958
Foreign government bonds	44,854	1,940	1,813	851	46,667	2,791
Public utilities	323,086	13,151	26,094	5,251	349,180	18,402
Redeemable preferred stock	0	145	0	0	0	145
All other U.S. public corporate securities	802,158	49,343	61,110	11,799	863,268	61,142
All other U.S. private corporate securities	323,218	12,476	17,103	1,487	340,321	13,963
All other foreign public corporate securities	121,662	5,098	6,079	1,410	127,741	6,508
All other foreign private corporate securities	284,191	14,089	154,791	28,439	438,982	42,528
Asset-backed securities	249,084	1,565	93,675	1,085	342,759	2,650
Commercial mortgage-backed securities	129,765	2,350	4,221	79	133,986	2,429
Residential mortgage-backed securities	18,435	59	1,519	6	19,954	65
Total	$2,380,194	$102,402	$366,405	$50,407	$2,746,599	$152,809
Equity securities, available-for-sale	$35,869	$2,339	$9,281	$720	$45,150	$3,059

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross unrealized losses on fixed maturity securities as of September 30, 2016 and December 31, 2015 were composed of $22.6 million and $133.6 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $7.9 million and $19.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2016, the $19.8 million of gross unrealized losses of twelve months or more were concentrated in the energy, utility and communication sectors of the Company's corporate securities. As of December 31, 2015, the $50.4 million of gross unrealized losses of twelve months or more were concentrated in the energy, consumer non-cyclical, utility and finance sectors of the Company's corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment to earnings for OTTI for these securities was not warranted at September 30, 2016 or December 31, 2015. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. The gross unrealized losses are primarily attributable to general credit spread widening and foreign currency exchange rate movements. As of September 30, 2016, the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of September 30, 2016, $0.0 million of the gross unrealized losses related to equity securities represented declines in value of greater than 20%, none of which had been in that position for less than six months. As of December 31, 2015, none of the gross unrealized losses related to equity securities represented declines in value of greater than 20%. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company concluded that an adjustment for OTTI for these equity securities was not warranted at September 30, 2016 or December 31, 2015.

The amortized cost and fair value of fixed maturities by contractual maturities at September 30, 2016, are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$271,210	$271,737
Due after one year through five years	694,209	725,882
Due after five years through ten years	965,153	994,940
Due after ten years	2,751,427	3,019,262
Asset-backed securities	189,769	194,047
Commercial mortgage-backed securities	321,990	338,105
Residential mortgage-backed securities	82,020	87,443
Total	$5,275,778	$5,631,416

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

The following table depicts the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale
Proceeds from sales (1)	$35,296	$20,079	$534,917	$155,013
Proceeds from maturities/repayments (1)	102,545	186,612	400,781	488,780
Gross investment gains from sales, prepayments and maturities	(1,519)	6,226	94,228	11,289
Gross investment losses from sales and maturities	(124)	(420)	(4,217)	(1,054)
Equity securities, available-for-sale
Proceeds from sales	$3,150	$687	$31,602	$687
Gross investment gains from sales	125	345	341	345
Gross investment losses from sales	1	0	(1,933)	0
Fixed maturity and equity security impairments
Net writedowns for OTTI losses on fixed maturities recognized in earnings(2)	$0	$(1,080)	$(16,259)	$(1,463)
Writedowns for impairments on equity securities	0	0	0	(2)

(1)	Includes $4.9 million and $4.3 million of non-cash related proceeds for the nine months ended September 30, 2016 and 2015, respectively.

(2)
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

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
	(in thousands)
Balance, beginning of period	$5,550	$7,041
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(37)	(1,173)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	0
Credit loss impairments recognized in the current period on securities not previously impaired	0	522
Additional credit loss impairments recognized in the current period on securities previously impaired	0	6
Increases due to the passage of time on previously recorded credit losses	139	224
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(11)	(321)
Assets transferred to parent and affiliates	0	(658)
Balance, end of period	$5,641	$5,641

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(in thousands)
Balance, beginning of period	$8,556	$8,729
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,022)	(1,155)
Credit loss impairments previously recognized on securities impaired to fair value during the period(1)	0	0
Credit loss impairments recognized in the current period on securities not previously impaired	0	0
Additional credit loss impairments recognized in the current period on securities previously impaired	44	71
Increases due to the passage of time on previously recorded credit losses	78	155
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(60)	(204)
Balance, end of period	$7,596	$7,596

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Trading Account Assets

The following table sets forth the composition of “Trading account assets” as of the dates indicated:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities	$23,552	$20,444	$50,565	$46,364
Equity securities	12,047	17,966	14,761	18,248
Total trading account assets	$35,599	$38,410	$65,326	$64,612

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $1.4 million and $(2.8) million for the three months ended September 30, 2016 and 2015, respectively, and $3.5 million and $(2.2) million for the nine months ended September 30, 2016 and 2015, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The Company’s commercial mortgage and other loans are comprised as follows, as of the dates indicated:

	September 30, 2016		December 31, 2015
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Retail	$244,537	22.6%	$440,767	26.7%
Apartments/Multi-Family	312,484	28.9	445,379	27.0
Industrial	151,155	14.0	254,884	15.4
Office	142,692	13.2	226,332	13.6
Other	115,626	10.7	92,581	5.6
Hospitality	50,581	4.7	85,910	5.2
Total commercial mortgage loans	1,017,075	94.1	1,545,853	93.5
Agricultural property loans	63,789	5.9	106,623	6.5
Total commercial mortgage and agricultural property loans by property type	1,080,864	100.0%	1,652,476	100.0%
Valuation allowance	(1,225)		(2,651)
Total net commercial mortgage and agricultural property loans by property type	1,079,639		1,649,825
Other Loans
Uncollateralized loans	0		8,410
Valuation allowance	0		0
Total other loans	0		8,410
Total commercial mortgage and other loans	$1,079,639		$1,658,235

The commercial mortgage and agricultural property loans are geographically dispersed throughout the United States (with the largest concentrations in California (21%), Texas (16%) and Illinois (7%)) and include loans secured by properties in Australia and Europe at September 30, 2016.

Activity in the allowance for credit losses for all commercial mortgage and other loans, as of the dates indicated, is as follows:

	September 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$2,587	$64	$0	$2,651
Addition to (release of) allowance for losses	(1,407)	(19)	0	(1,426)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$1,180	$45	$0	$1,225

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for credit losses, beginning of year	$4,071	$83	$0	$4,154
Addition to (release of) allowance for losses	(1,484)	(19)	0	(1,503)
Charge-offs, net of recoveries	0	0	0	0
Total ending balance	$2,587	$64	$0	$2,651

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans as of the dates indicated:

	September 30, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	1,180	45	0	1,225
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$1,180	$45	$0	$1,225

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$2,579	$0	$0	$2,579
Gross of reserves: collectively evaluated for impairment	1,014,496	63,789	0	1,078,285
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$1,017,075	$63,789	$0	$1,080,864

(1)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2015
	Commercial Mortgage Loans	Agricultural Property Loans	Uncollateralized Loans	Total
	(in thousands)
Allowance for Credit Losses:
Individually evaluated for impairment	$0	$0	$0	$0
Collectively evaluated for impairment	2,587	64	0	2,651
Loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance	$2,587	$64	$0	$2,651

Recorded Investment(1):
Gross of reserves: individually evaluated for impairment	$0	$287	$0	$287
Gross of reserves: collectively evaluated for impairment	1,545,853	106,336	8,410	1,660,599
Gross of reserves: loans acquired with deteriorated credit quality	0	0	0	0
Total ending balance, gross of reserves	$1,545,853	$106,623	$8,410	$1,660,886

(1)	Recorded investment reflects the carrying value gross of related allowance.

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

	September 30, 2016
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

The following tables set forth certain key credit quality indicators based upon the recorded investment gross of allowance for credit losses as of the dates indicated:

	Debt Service Coverage Ratio - September 30, 2016
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$663,425	$11,944	$4,119	$679,488
60%-69.99%	284,545	7,990	0	292,535
70%-79.99%	94,080	12,319	0	106,399
Greater than 80%	2,203	0	239	2,442
Total commercial mortgage and agricultural property loans	$1,044,253	$32,253	$4,358	$1,080,864

	Debt Service Coverage Ratio - December 31, 2015
	Greater than 1.2X	1.0X to <1.2X	Less than 1.0X	Total
	(in thousands)
Loan-to-Value Ratio
0%-59.99%	$1,004,751	$35,579	$6,762	$1,047,092
60%-69.99%	378,799	4,969	4,016	387,784
70%-79.99%	197,208	12,471	0	209,679
Greater than 80%	0	2,938	4,983	7,921
Total commercial mortgage and agricultural property loans	$1,580,758	$55,957	$15,761	$1,652,476

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables provide an aging of past due commercial mortgage and other loans as of the dates indicated, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage loans on nonaccrual status as of the dates indicated.

	September 30, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$1,017,075	$0	$0	$0	$1,017,075	$0
Agricultural property loans	63,789	0	0	0	63,789	0
Uncollateralized loans	0	0	0	0	0	0
Total	$1,080,864	$0	$0	$0	$1,080,864	$0

	December 31, 2015
	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Commercial Mortgage and Other Loans	NonAccrual Status
	(in thousands)
Commercial mortgage loans	$1,545,853	$0	$0	$0	$1,545,853	$0
Agricultural property loans	106,336	287	0	0	106,623	0
Uncollateralized loans	8,410	0	0	0	8,410	0
Total	$1,660,599	$287	$0	$0	$1,660,886	$0

See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion regarding nonaccrual status loans.

For the three and nine months ended September 30, 2016 and 2015, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold. For the three months ended September 30, 2016, there were no transfers of commercial mortgage and other loans to related parties. For the nine months ended September 30, 2016, the Company transferred $631 million of commercial mortgage and other loans to related parties. See Note 1 for additional information.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. As of both September 30, 2016 and December 31, 2015, the Company had no significant commitments to borrowers that have been involved in a troubled debt restructuring. For the three and nine months ended September 30, 2016 and 2015, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

As of both September 30, 2016 and December 31, 2015, the Company did not have any foreclosed residential real estate property.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2016 and 2015, was from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities, available-for-sale	$56,901	$68,428	$186,654	$198,912
Equity securities, available-for-sale	0	0	1	1
Trading account assets	424	774	1,628	2,021
Commercial mortgage and other loans	11,792	21,891	46,369	64,427
Policy loans	16,034	16,155	46,813	46,641
Short-term investments and cash equivalents	351	203	1,550	662
Other long-term investments	23,062	578	21,508	11,332
Gross investment income	108,564	108,029	304,523	323,996
Less: investment expenses	(4,821)	(5,814)	(16,709)	(16,875)
Net investment income	$103,743	$102,215	$287,814	$307,121

Realized Investment Gains (Losses), Net

Realized investment gains (losses), net, for the three and nine months ended September 30, 2016 and 2015, were from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fixed maturities	$(1,643)	$4,726	$73,752	$8,772
Equity securities	126	345	(1,592)	343
Commercial mortgage and other loans	(74)	76	29,917	355
Joint ventures and limited partnerships	(173)	23	(240)	188
Derivatives	(7,907)	(8,156)	804,087	(124,318)
Short-term investments and cash	3	2	21	45
Realized investment gains (losses), net	$(9,668)	$(2,984)	$905,945	$(114,615)

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2016 and 2015, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(397)	$65,202	$64,805
Change in OCI before reclassifications	153	356,594	356,747
Amounts reclassified from AOCI	0	(72,160)	(72,160)
Income tax benefit (expense)	(54)	(99,551)	(99,605)
Balance, September 30, 2016	$(298)	$250,085	$249,787

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2014	$(67)	$178,758	$178,691
Change in OCI before reclassifications	(391)	(97,212)	(97,603)
Amounts reclassified from AOCI	0	(9,115)	(9,115)
Income tax benefit (expense)	137	37,214	37,351
Balance, September 30, 2015	$(321)	$109,645	$109,324

(1)
Includes cash flow hedges of $31 million and $48 million as of September 30, 2016 and December 31, 2015, respectively, and $40 million and $12 million as of September 30, 2015 and December 31, 2014, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$1,213	$2,981	$3,985	$4,259
Net unrealized investment gains (losses) on available-for-sale securities(4)	(2,730)	2,090	68,175	4,856
Total net unrealized investment gains (losses)	(1,517)	5,071	72,160	9,115
Total reclassifications for the period	$(1,517)	$5,071	$72,160	$9,115

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 5 for additional information on cash flow hedges.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains and Losses on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$5,196	$(1,350)	$1,114	$(1,767)	$3,193
Net investment gains (losses) on investments arising during the period	1,004	0	0	(351)	653
Reclassification adjustment for (gains) losses included in net income	(1,219)	0	0	427	(792)
Reclassification adjustment for OTTI losses excluded from net income(1)	(512)	0	0	179	(333)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(78)	0	27	(51)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	38	(13)	25
Balance, September 30, 2016	$4,469	$(1,428)	$1,152	$(1,498)	$2,695

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Balances are net of reinsurance.

All Other Net Unrealized Investment Gains and Losses in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2015	$111,837	$(19,252)	$2,647	$(33,223)	$62,009
Net investment gains (losses) on investments arising during the period	353,495	0	0	(123,722)	229,773
Reclassification adjustment for (gains) losses included in net income	(70,941)	0	0	24,829	(46,112)
Reclassification adjustment for OTTI losses excluded from net income(1)	512	0	0	(179)	333
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(76,187)	0	26,665	(49,522)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	78,322	(27,413)	50,909
Balance, September 30, 2016	$394,903	$(95,439)	$80,969	$(133,043)	$247,390

(1)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Includes cash flow hedges. See Note 5 for information on cash flow hedges.

(3)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The table below presents net unrealized gains (losses) on investments by asset class as of the dates indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Fixed maturity securities on which an OTTI loss has been recognized	$4,469	$5,196
Fixed maturity securities, available-for-sale - all other	351,169	59,930
Equity securities, available-for-sale	718	(2,636)
Derivatives designated as cash flow hedges(1)	31,295	48,271
Other investments	11,721	6,272
Net unrealized gains (losses) on investments	$399,372	$117,033

(1)	See Note 5 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of September 30, 2016, the Company had $134 million of securities lending transactions recorded as "Cash collateral for loaned securities," comprised of $85 million in corporate securities and $49 million in U.S. Treasury securities. Of the $134 million of securities lending transactions, all had a remaining contractual maturity that was overnight and continuous. As of December 31, 2015, the Company had $40 million of securities lending transactions recorded as "Cash collateral for loaned securities," comprised of $33 million in corporate securities and $7 million in foreign government bonds. Of the $40 million of securities lending transactions, $38 million had a remaining contractual maturity that was overnight and continuous, while the other $2 million had a remaining contractual maturity of up to thirty days. As of both September 30, 2016 and December 31, 2015, the Company had no repurchase agreement transactions.

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

	September 30, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$146,376	$0	$0	$146,376
Obligations of U.S. states and their political subdivisions	0	598,405	0	0	598,405
Foreign government bonds	0	111,480	0	0	111,480
U.S. corporate public securities	0	2,379,123	57,610	0	2,436,733
U.S. corporate private securities	0	843,949	33,595	0	877,544
Foreign corporate public securities	0	217,003	0	0	217,003
Foreign corporate private securities	0	608,025	16,255	0	624,280
Asset-backed securities	0	156,000	38,047	0	194,047
Commercial mortgage-backed securities	0	338,105	0	0	338,105
Residential mortgage-backed securities	0	87,443	0	0	87,443
Subtotal	0	5,485,909	145,507	0	5,631,416
Trading account assets:
Corporate securities	0	20,142	0	0	20,142
Asset-backed securities	0	302	0	0	302
Equity securities	0	0	17,966	0	17,966
Subtotal	0	20,444	17,966	0	38,410
Equity securities, available-for-sale	37	19,944	121	0	20,102
Short-term investments	36,658	5,000	0	0	41,658
Cash equivalents	8,836	11,998	0	0	20,834
Other long-term investments	0	82,860	2,479	(14,711)	70,628
Reinsurance recoverables	0	0	9,011,140	0	9,011,140
Receivables from parent and affiliates	0	147,707	560	0	148,267
Subtotal excluding separate account assets	45,531	5,773,862	9,177,773	(14,711)	14,982,455
Separate account assets(2)	0	116,334,339	0	0	116,334,339
Total assets	$45,531	$122,108,201	$9,177,773	$(14,711)	$131,316,794
Future policy benefits(3)	$0	$0	$8,480,030	$0	$8,480,030
Policyholders' account balances	0	0	17,159	0	17,159
Payables to parent and affiliates	0	14,847	0	(14,847)	0
Total liabilities	$0	$14,847	$8,497,189	$(14,847)	$8,497,189

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$94,049	$0	$0	$94,049
Obligations of U.S. states and their political subdivisions	0	624,769	0	0	624,769
Foreign government bonds	0	70,410	0	0	70,410
U.S. corporate public securities	0	2,635,551	55,003	0	2,690,554
U.S. corporate private securities	0	1,322,213	22,716	0	1,344,929
Foreign corporate public securities	0	275,349	0	0	275,349
Foreign corporate private securities	0	760,869	17,773	0	778,642
Asset-backed securities	0	261,784	173,347	0	435,131
Commercial mortgage-backed securities	0	404,345	0	0	404,345
Residential mortgage-backed securities	0	122,754	0	0	122,754
Subtotal	0	6,572,093	268,839	0	6,840,932
Trading account assets:
Corporate securities	0	44,374	0	0	44,374
Asset-backed securities	0	1,990	0	0	1,990
Equity securities	0	0	18,248	0	18,248
Subtotal	0	46,364	18,248	0	64,612
Equity securities, available-for-sale	39	51,769	165	0	51,973
Short-term investments	18,713	36,093	0	0	54,806
Cash equivalents	50,998	143,927	0	0	194,925
Other long-term investments(4)	0	297,394	5,704	(230,554)	72,544
Reinsurance recoverables	0	0	4,940,011	0	4,940,011
Receivables from parent and affiliates	0	157,625	5,000	0	162,625
Subtotal excluding separate account assets	69,750	7,305,265	5,237,967	(230,554)	12,382,428
Separate account assets(2)(4)	0	108,967,162	0	0	108,967,162
Total assets	$69,750	$116,272,427	$5,237,967	$(230,554)	$121,349,590
Future policy benefits(3)	$0	$0	$5,205,434	$0	$5,205,434
Payables to parent and affiliates	0	32,849	0	(32,849)	0
Total liabilities	$0	$32,849	$5,205,434	$(32,849)	$5,205,434

(1)
“Netting” amounts represent cash collateral of $(0.1) million and $198 million as of September 30, 2016 and December 31, 2015, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of September 30, 2016, the net embedded derivative liability position of $8,480 million includes $996 million of embedded derivatives in an asset position and $9,476 million of embedded derivatives in a liability position. As of December 31, 2015, the net embedded derivative liability position of $5,205 million includes $655 million of embedded derivatives in an asset position and $5,860 million of embedded derivatives in a liability position.

(4)	Prior period amounts are presented on a basis consistent with the current period presentation, reflecting the adoption of ASU 2015-07.

The methods and assumptions the Company uses to estimate the fair value of assets and liabilities measured at fair value on a recurring basis are summarized below.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of September 30, 2016 and December 31, 2015, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain "Other long-term investments" from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At both September 30, 2016 and December 31, 2015, the fair values of these investments, which include certain hedge funds, private equity funds and other funds were $1 million, which had been previously classified in Level 3 at December 31, 2015.

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

As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain separate account investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At September 30, 2016 and December 31, 2015, the fair values of separate account assets excluded from the fair value hierarchy, which include investments in real estate and other invested assets, were $493 million and $383 million, respectively, which had been previously classified in Level 3 at December 31, 2015.

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

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”), accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

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

Policyholders' account balances – The liability for policyholders' account balances is related to certain embedded derivative instruments associated with certain "Policyholders' account balances". The fair values are determined consistent with similar derivative instruments described above under "Derivative Instruments".

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s separate account. During the three and nine months ended September 30, 2016 and 2015, there were no transfers between Levels 1 and 2.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	September 30, 2016
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$48,147	$59,313	$107,460
Asset-backed securities(4)	73	37,974	38,047
Equity securities	5,047	13,040	18,087
Other long-term investments	0	2,479	2,479
Reinsurance recoverables	9,011,140	0	9,011,140
Receivables from parent and affiliates	0	560	560
Total assets	$9,064,407	$113,366	$9,177,773
Future policy benefits	$8,480,030	$0	$8,480,030
Policyholders' account balances	17,159	0	17,159
Total liabilities	$8,497,189	$0	$8,497,189

	December 31, 2015
	Internal(1)	External(2)	Total
	(in thousands)
Corporate securities(3)	$40,492	$55,000	$95,492
Asset-backed securities(4)	158	173,189	173,347
Equity securities	165	18,248	18,413
Other long-term investments(5)	3,260	2,444	5,704
Reinsurance recoverables	4,940,011	0	4,940,011
Receivables from parent and affiliates	0	5,000	5,000
Total assets	$4,984,086	$253,881	$5,237,967
Future policy benefits	$5,205,434	$0	$5,205,434
Total liabilities	$5,205,434	$0	$5,205,434

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

	September 30, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$48,147	Discounted cash flow	Discount rate	2.16%		12.91%		6.67%		Decrease
		Market comparables	EBITDA multiples(2)	5.0	X	5.0	X	5.0	X	Increase
		Liquidation	Liquidation value	95.48%		95.48%		95.48%		Increase
Reinsurance recoverables - Living Benefits	$8,478,986	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$532,154	Discounted cash flow	Lapse rate(3)	0%		12%				Decrease
			NPR spread(4)	0.36%		1.74%				Decrease
			Mortality rate(5)	0%		31%				Decrease
			Premium payment(6)	0.65	X	0.95	X			Decrease
Liabilities:
Future policy benefits(7)	$8,480,030	Discounted cash flow	Lapse rate(8)	0%		13%				Decrease
			NPR spread(4)	0.36%		1.74%				Decrease
			Utilization rate(9)	52%		96%				Increase
			Withdrawal rate				See table footnote (10) below
			Mortality rate(11)	0%		14%				Decrease
			Equity volatility curve	17%		25%				Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2015
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$40,492	Discounted cash flow	Discount rate	5.76%		17.95%		8.35%		Decrease
		Market comparables	EBITDA multiples(2)	5.0	X	5.0	X	5.0	X	Increase
Reinsurance recoverables - Living Benefits	$4,600,193	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$339,818	Discounted cash flow	Lapse rate(3)	0%		12%				Decrease
			NPR spread(4)	0.06%		1.76%				Decrease
			Mortality rate(5)	0%		20%				Decrease
			Premium payment(13)	1.00	X	3.75	X			Decrease
Liabilities:
Future policy benefits(7)	$5,205,434	Discounted cash flow	Lapse rate(8)	0%		14%				Decrease
			NPR spread(4)	0.06%		1.76%				Decrease
			Utilization rate(9)	56%		96%				Increase
			Withdrawal rate(10)	74%		100%				Increase
			Mortality rate(11)	0%		14%				Decrease
			Equity volatility curve	17%		28%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
For universal life, policyholders are assumed to pay a multiple of commissionable target premium levels (shown above and indicated as “X”). The multiples vary by funding level and policy duration. If the resulting premium in any duration is smaller than the minimum annual premium required to maintain the no-lapse guarantee, policyholders are assumed to pay the minimum annual premium. Policyholders are assumed to stop premium payments once the no-lapse guarantee is fully funded. The range shown as of September 30, 2016 excludes multiples for the first duration since all contracts are beyond the first duration. Assumption ranges for prior periods included first duration multiples.

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

(10)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 Assets and Liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended September 30, 2016
	Fixed Maturities Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$55,003	$32,900	$10,369	$40,827	$16,882
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	60	(1)	(1)	0
Asset management fees and other income	0	0	0	0	1,084
Included in other comprehensive income (loss)	88	513	(440)	160	0
Net investment income	1	22	(18)	27	0
Purchases	0	1,372	48	11,239	0
Sales	0	0	1	(5,347)	0
Issuances	0	0	0	0	0
Settlements	0	(1,272)	(249)	(276)	0
Transfers into Level 3(1)	2,518	0	6,618	11,063	0
Transfers out of Level 3(1)	0	0	(73)	(19,645)	0
Fair value, end of period	$57,610	$33,595	$16,255	$38,047	$17,966
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$1,084

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Equity Securities, Available-for-Sale	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$191	$2,479	$9,141,712	$556	$(8,657,255)	$(5,902)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	0	0	(369,456)	(8,313)	385,422	(5,777)
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	(70)	0	0	4	0	0
Net investment income	0	0	0	0	0	0
Purchases	0	0	238,884	8,313	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	(208,197)	0
Settlements	0	0	0	0	0	(5,480)
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0
Other(3)	0	0	0	0	0	0
Fair value, end of period	$121	$2,479	$9,011,140	$560	$(8,480,030)	$(17,159)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$451,689	$0	$698,863	$(4,240)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Fixed Maturities Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$55,003	$22,716	$17,773	$173,347	$18,248
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	35	(160)	(17)	0
Asset management fees and other income	0	0	0	0	1,320
Included in other comprehensive income (loss)	87	337	(910)	(581)	0
Net investment income	1	52	(4)	153	0
Purchases	0	1,779	167	18,424	0
Sales	0	(7,943)	(1,949)	(44,486)	(4,862)
Issuances	0	0	0	0	0
Settlements	0	(2,415)	(6,794)	(880)	0
Transfers into Level 3(1)	2,519	19,034	8,205	46,706	0
Transfers out of Level 3(1)	0	0	(73)	(154,619)	0
Other(5)	0	0	0	0	3,260
Fair value, end of period	$57,610	$33,595	$16,255	$38,047	$17,966
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(508)	$0	$(6)	$0
Asset management fees and other income	$0	$0	$0	$0	$242

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Equity Securities, Available-for-Sale	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$165	$5,704	$4,940,011	$5,000	$(5,205,434)	$(5,902)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(6)	0	0	3,447,245	(8,326)	(2,675,399)	(5,777)
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	(44)	0	0	24	0	0
Net investment income	0	(67)	0	0	0	0
Purchases	0	102	623,884	8,313	0	0
Sales	0	0	0	(1,987)	0	0
Issuances	0	0	0	0	(599,197)	0
Settlements	0	0	0	0	0	(5,480)
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,464)	0	0
Other(5)	0	(3,260)	0	0	0	0
Fair value, end of period	$121	$2,479	$9,011,140	$560	$(8,480,030)	$(17,159)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$8,646,173	$0	$(2,752,958)	$(5,777)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015(4)
	Fixed Maturities Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$55,688	$14,333	$0	$10,461	$172,200	$18,369
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(90)	0	(1,155)	24	0
Asset management fees and other income	0	0	0	0	0	(121)
Included in other comprehensive income (loss)	6	(338)	14	317	(529)	0
Net investment income	(1)	5	0	(17)	141	0
Purchases	54,803	12,585	972	3,983	1	0
Sales	(54,802)	(1)	0	(38)	(2,500)	0
Issuances	0	0	0	0	0	0
Settlements	(1)	(6,906)	0	(1,472)	(1,949)	0
Transfers into Level 3(1)	0	0	0	0	11,502	0
Transfers out of Level 3(1)	1	0	0	0	(23,609)	0
Fair value, end of period	$55,694	$19,588	$986	$12,079	$155,281	$18,248
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(1,035)	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$(122)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2015(4)
	Equity Securities, Available-for-Sale	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$853	$797	$3,023,119	$2,550	$(3,117,171)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	337	(630)	2,194,352	0	(2,365,205)
Asset management fees and other income	0	20	0	0	0
Included in other comprehensive income (loss)	(339)	0	0	4	0
Net investment income	0	0	0	0	0
Purchases	0	566	171,329	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(178,889)
Settlements	(677)	0	0	0	0
Transfers into Level 3(1)	0	0	0	2,468	0
Transfers out of Level 3(1)	0	0	0	(1,992)	0
Fair value, end of period	$174	$753	$5,388,800	$3,030	$(5,661,265)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(631)	$2,215,567	$0	$(2,388,177)
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015(4)
	Fixed Maturities Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities	Asset-Backed Securities	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$61,092	$14,539	$0	$9,170	$100,217	$5,540
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	(448)	0	(1,093)	23	0
Asset management fees and other income	0	0	0	0	0	2,207
Included in other comprehensive income (loss)	(46)	(278)	14	591	180	0
Net investment income	(3)	(2)	0	(2)	125	0
Purchases	166,705	13,043	972	5,632	111,760	0
Sales	(164,802)	(5)	0	(69)	(39,631)	0
Issuances	0	0	0	0	0	0
Settlements	(161)	(7,671)	0	(2,150)	(2,075)	(1,500)
Transfers into Level 3(1)	704	826	0	0	59,010	0
Transfers out of Level 3(1)	(7,795)	(416)	0	0	(74,328)	0
Other(3)	0	0	0	0	0	12,001
Fair value, end of period	$55,694	$19,588	$986	$12,079	$155,281	$18,248
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(357)	$0	$(1,035)	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$2,162

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015(4)
	Equity Securities, Available-for-Sale	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$750	$596	$4,897,545	$19,203	$(4,993,611)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	337	(785)	(12,541)	0	(135,978)
Asset management fees and other income	0	20	0	0	0
Included in other comprehensive income (loss)	(236)	0	0	6	0
Net investment income	0	0	0	0	0
Purchases	0	952	503,796	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	0	(531,676)
Settlements	(677)	0	0	0	0
Transfers into Level 3(1)	0	0	0	4,454	0
Transfers out of Level 3(1)	0	(30)	0	(20,633)	0
Fair value, end of period	$174	$753	$5,388,800	$3,030	$(5,661,265)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(785)	$105,211	$0	$(235,170)
Asset management fees and other income	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets between reporting categories.

(4)	Prior period amounts have been reclassified to conform to current period presentation, including the adoption of ASU 2015-07.

(5)	Primarily related to private warrants reclassified from derivatives to trading securities.

(6)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture.

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

	September 30, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,144,103	$1,144,103	$1,079,639
Policy loans	0	0	1,156,620	1,156,620	1,156,620
Cash and cash equivalents	34,337	23,606	0	57,943	57,943
Accrued investment income	0	84,430	0	84,430	84,430
Receivables from parent and affiliates	0	98,544	0	98,544	98,544
Other assets	0	32,009	0	32,009	32,009
Total assets	$34,337	$238,589	$2,300,723	$2,573,649	$2,509,185
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,029,760	$253,800	$1,283,560	$1,284,705
Cash collateral for loaned securities	0	133,500	0	133,500	133,500
Payables to parent and affiliates	0	64,532	0	64,532	64,532
Other liabilities	0	286,728	0	286,728	286,728
Total liabilities	$0	$1,514,520	$253,800	$1,768,320	$1,769,465

	December 31, 2015(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$8,540	$1,701,951	$1,710,491	$1,658,235
Policy loans	0	0	1,143,303	1,143,303	1,143,303
Cash and cash equivalents	19,297	156,064	0	175,361	175,361
Accrued investment income	0	100,031	0	100,031	100,031
Receivables from parent and affiliates	0	65,628	0	65,628	65,628
Other assets	0	6,162	0	6,162	6,162
Total assets	$19,297	$336,425	$2,845,254	$3,200,976	$3,148,720
Liabilities:
Policyholders’ account balances - investment contracts	$0	$947,853	$236,891	$1,184,744	$1,190,596
Cash collateral for loaned securities	0	40,416	0	40,416	40,416
Short-term debt	0	180,105	0	180,105	180,000
Long-term debt	0	1,227,110	0	1,227,110	1,204,000
Payables to parent and affiliates	0	72,791	0	72,791	72,791
Other liabilities	0	343,089	0	343,089	343,089
Total liabilities	$0	$2,811,364	$236,891	$3,048,255	$3,030,892

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
As discussed in Note 2, the Company adopted ASU 2015-07, effective January 1, 2016, which resulted in the exclusion of certain other long-term investments from the fair value hierarchy. The guidance was required to be applied retrospectively, and therefore, prior period amounts have been revised to conform to the current period presentation. At September 30, 2016 and December 31, 2015, the fair values of these cost method investments were $33 million and $27 million, respectively, which had been previously classified in Level 3 at December 31, 2015. The carrying values of these investments were $31 million and $26 million as of September 30, 2016 and December 31, 2015, respectively.

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

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life, and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies and their timing for the loans, prevailing interest rates and credit risk.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Additionally, the Company has entered into a reinsurance agreement with Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty. The Company also reinsures a portion of the no-lapse guarantee provision on certain universal life products to an affiliate, UPARC.

These embedded derivatives and reinsurance agreements, which are derivatives and accounted for in the same manner as the embedded derivatives, are carried at fair value and are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models as described in Note 4.

The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying, excluding embedded derivatives which are recorded with the associated host and the related reinsurance recoverables. Many derivative instruments contain multiple underlyings. The fair value amounts below represent the gross fair value of derivative contracts prior to taking into account the netting effects of master netting agreements, cash collateral held with the same counterparty, and non-performance risk.

	September 30, 2016			December 31, 2015
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$416,534	$38,224	$(8,079)	$529,128	$50,877	$(1,385)
Total Qualifying Hedges	$416,534	$38,224	$(8,079)	$529,128	$50,877	$(1,385)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$101,075	$13,836	$(116)	$3,159,400	$203,313	$(8,605)
Foreign Currency
Foreign Currency Forwards	11,508	50	(44)	3,722	39	(15)
Credit
Credit Default Swaps	3,000	0	(308)	7,275	268	(222)
Currency/Interest Rate
Foreign Currency Swaps	46,026	7,439	(146)	122,425	17,079	(71)
Equity
Total Return Swaps	0	0	0	542,294	411	(10,451)
Equity Options	25,548,407	23,311	(6,154)	25,345,369	28,668	(12,100)
Total Non-Qualifying Hedges	$25,710,016	$44,636	$(6,768)	$29,180,485	$249,778	$(31,464)
Total Derivatives (1)	$26,126,550	$82,860	$(14,847)	$29,709,613	$300,655	$(32,849)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $8,480 million and $5,205 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was an asset of $9,011 million and $4,940 million as of September 30, 2016 and December 31, 2015, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee was an asset of $8,415 million and $4,593 million from PALAC and Prudential Insurance, and an asset of $64 million and $7 million from Union Hamilton as of September 30, 2016 and December 31, 2015, respectively; and the fair value related to the no-lapse guarantee was an asset of $532 million and $340 million from UPARC as of September 30, 2016 and December 31, 2015, respectively. See Note 7 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $17 million and $6 million as of September 30, 2016 and December 31, 2015, respectively. There was no related reinsurance recoverable.

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

	September 30, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$82,852	$(14,711)	$68,141	$(68,141)	$0
Securities purchased under agreement to resell	24,000	0	24,000	(24,000)	0
Total Assets	$106,852	$(14,711)	$92,141	$(92,141)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$14,847	$(14,847)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$14,847	$(14,847)	$0	$0	$0

	December 31, 2015
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$297,371	$(230,554)	$66,817	$(15,157)	$51,660
Securities purchased under agreement to resell	156,064	0	156,064	(156,064)	0
Total Assets	$453,435	$(230,554)	$222,881	$(171,221)	$51,660
Offsetting of Financial Liabilities:
Derivatives (1)	$32,849	$(32,849)	$0	$0	$0
Securities sold under agreement to repurchase	0	0	0	0	0
Total Liabilities	$32,849	$(32,849)	$0	$0	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 8. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$855	$(828)	$(6,848)
Total cash flow hedges	0	855	(828)	(6,848)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(628)	0	0	0
Currency	146	0	0	0
Currency/Interest Rate	1,408	0	6	0
Credit	(157)	0	0	0
Equity	2,063	0	0	0
Embedded Derivatives	(10,739)	0	0	0
Total non-qualifying hedges	(7,907)	0	6	0
Total	$(7,907)	$855	$(822)	$(6,848)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$3,143	$(1,072)	$(16,976)
Total cash flow hedges	0	3,143	(1,072)	(16,976)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	191,250	0	0	0
Currency	1,031	0	0	0
Currency/Interest Rate	8,243	0	(51)	0
Credit	(524)	0	0	0
Equity	(3,177)	0	0	0
Embedded Derivatives	607,264	0	0	0
Total non-qualifying hedges	804,087	0	(51)	0
Total	$804,087	$3,143	$(1,123)	$(16,976)

	Three Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$845	$2,135	$15,774
Total cash flow hedges	0	845	2,135	15,774
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	150,414	0	0	0
Currency	65	0	0	0
Currency/Interest Rate	5,733	0	55	0
Credit	300	0	0	0
Equity	39,537	0	0	0
Embedded Derivatives	(204,205)	0	0	0
Total non-qualifying hedges	(8,156)	0	55	0
Total	$(8,156)	$845	$2,190	$15,774

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2015
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$2,094	$2,051	$28,675
Total cash flow hedges	0	2,094	2,051	28,675
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	101,141	0	0	0
Currency	117	0	0	0
Currency/Interest Rate	10,283	0	153	0
Credit	137	0	0	0
Equity	18,368	0	0	0
Embedded Derivatives	(254,364)	0	0	0
Total non-qualifying hedges	(124,318)	0	153	0
Total	$(124,318)	$2,094	$2,204	$28,675

(1)	Amounts deferred in AOCI.

For the three and nine months ended September 30, 2016 and 2015, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2015	$48,271
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2016	(12,991)
Amounts reclassified into current period earnings	(3,985)
Balance, September 30, 2016	$31,295

Using September 30, 2016 values, it is estimated that a pre-tax gain of $3 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2017, offset by amounts pertaining to the hedged items. As of September 30, 2016, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 19 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

The Company has no exposure from credit derivatives where it has written credit protection as of September 30, 2016 and December 31, 2015.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $3 million and $7 million as of September 30, 2016 and December 31, 2015, respectively, reported at fair value as a liability of $0.3 million as of September 30, 2016 and an asset of $0.0 million as of December 31, 2015.

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

6.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of September 30, 2016 and December 31, 2015, the outstanding balances on these commitments were $61 million and $62 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2016 and December 31, 2015, $73 million and $52 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2016, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

can be made is less than $7.5 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

7.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company (“PARCC”), UPARC, Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, its parent company Prudential Insurance, third parties, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate its capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit riders contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

Reserves related to reinsured long duration contracts are accounted for using assumptions consistent with those used to account for the underlying contracts. Amounts recoverable from reinsurers for long duration reinsurance arrangements are estimated in a manner consistent with the claim liabilities and policy benefits associated with the reinsured policies. Reinsurance premiums ceded for universal life products are accounted for as a reduction of policy charges and fee income. Reinsurance premiums ceded for term insurance products are accounted for as a reduction of premiums.

Realized investment gains and losses include the impact of reinsurance agreements. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit guarantees on variable annuities to PALAC excluding the PLNJ business which was reinsured to Prudential Insurance. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. The Company has also entered into an agreement with UPARC to reinsure a portion of the no-lapse guarantee provision on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. See Note 5 for additional information related to the accounting for embedded derivatives.

Prior period amounts in the tables below have been revised to correct previously reported amounts. These prior period revisions have also been reflected in the consolidated financial statements. See Note 9 for a more detailed description of the revisions.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Reinsurance recoverables	$31,785,676	$22,691,491
Policy loans	(82,497)	(75,697)
Deferred policy acquisition costs	(5,931,554)	(2,158,121)
Deferred sales inducements	(579,020)	0
Other assets	217,222	35,616
Policyholders’ account balances	4,950,899	5,020,230
Future policy benefits	3,086,284	2,380,215
Other liabilities (1)	362,415	516,525

(1)	“Other liabilities” includes $18 million and $22 million of unaffiliated activity as of September 30, 2016 and December 31, 2015, respectively.

The reinsurance recoverable by counterparty is broken out below.

	September 30, 2016	December 31, 2015
	(in thousands)
PALAC	$10,697,284	$0
PAR U	10,604,627	9,867,902
PURC	2,807,832	2,324,163
PARCC	2,586,898	2,563,300
PAR Term	1,399,771	1,226,749
Prudential of Taiwan	1,266,956	1,169,664
Prudential Insurance	1,262,242	226,926
UPARC	570,617	376,660
Term Re	512,044	298,002
Pruco Re	0	4,594,412
Unaffiliated	77,405	43,713
Total reinsurance recoverables	$31,785,676	$22,691,491

The tables above include amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Premiums:
Direct	$403,893	$379,576	$1,203,591	$1,129,131
Assumed (1)	142	0	291	0
Ceded	(375,020)	(359,255)	(2,009,044)	(1,069,691)
Net premiums	29,015	20,321	(805,162)	59,440
Policy charges and fee income:
Direct	753,980	759,102	2,038,611	2,182,915
Assumed	112,825	179,717	417,048	336,672
Ceded (2)	(778,326)	(392,475)	(1,781,686)	(903,610)
Net policy charges and fee income	88,479	546,344	673,973	1,615,977
Net investment income:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Direct	104,448	102,847	290,104	309,201
Assumed	356	354	1,051	1,047
Ceded	(1,061)	(986)	(3,341)	(3,127)
Net investment income	103,743	102,215	287,814	307,121
Asset administration fees:
Direct	80,474	84,814	229,865	285,866
Assumed	0	0	0	0
Ceded	(76,470)	0	(149,466)	0
Net asset administration fees	4,004	84,814	80,399	285,866
Other income:
Direct	15,572	8,138	39,344	33,289
Assumed (3)	(168)	0	216	0
Ceded	32	0	27	0
Amortization of reinsurance income	0	3,576	(19,228)	10,655
Net other income	15,436	11,714	20,359	43,944
Interest credited to policyholders’ account balances:
Direct	41,888	182,788	360,999	398,983
Assumed	33,662	31,541	99,080	93,155
Ceded	(33,469)	(57,843)	(203,591)	(169,932)
Net interest credited to policyholders’ account balances	42,081	156,486	256,488	322,206
Policyholders’ benefits (including change in reserves):
Direct	1,009,176	549,194	1,805,942	1,513,593
Assumed (4)	181,318	208,099	653,892	431,184
Ceded (5)	(1,135,998)	(642,107)	(2,777,218)	(1,710,827)
Net policyholders’ benefits (including change in reserves)	54,496	115,186	(317,384)	233,950
Realized investment gains (losses), net:
Direct	383,846	(2,149,496)	(2,378,582)	18,471
Assumed	0	0	0	0
Ceded (6)	(393,514)	2,146,512	3,284,527	(133,086)
Realized investment gains (losses), net	(9,668)	(2,984)	905,945	(114,615)
Net reinsurance expense allowances, net of capitalization and amortization	(109,108)	(62,043)	(682,124)	(146,561)

(1)	"Premiums assumed" includes $0.1 million and $0.3 million of unaffiliated activity for the three and nine months ended September 30, 2016, respectively.

(2)	"Policy charges and fee income ceded" includes $(4) million of unaffiliated activity for both the three and nine months ended September 30, 2016 and 2015.

(3)
"Other income assumed" includes $(0.2) million and $(0.1) million of unaffiliated activity for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $(0.1) million for the nine months ended September 30, 2016 and 2015, respectively.

(4)	"Policyholders' benefits (including change in reserves) assumed" includes $(0.2) million of unaffiliated activity for the three months ended September 30, 2016.

(5)
"Policyholders' benefits (including change in reserves) ceded" includes $(2) million and $(19) million of unaffiliated activity for the three months ended September 30, 2016 and 2015, respectively, and $4 million and $(15) million for the nine months ended September 30, 2016 and 2015, respectively.

(6)
“Realized investment gains (losses), net ceded” includes $(5) million and $12 million of unaffiliated activity for the three months ended September 30, 2016 and 2015, respectively, and $41 million and $12 million for the nine months ended September 30, 2016 and 2015, respectively.

The table above includes amounts related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015
	(in thousands)
Direct gross life insurance face amount in force	$813,797,417	$753,935,518
Assumed gross life insurance face amount in force	42,991,987	43,795,607
Reinsurance ceded	(792,883,439)	(736,832,258)
Net life insurance face amount in force	$63,905,965	$60,898,867

Information regarding significant affiliated reinsurance arrangements is described below.

PALAC

Effective April 1, 2016, the Company entered into a reinsurance agreement with PALAC, to reinsure its variable annuity base contracts, along with the living benefit riders, excluding business reinsured externally and the PLNJ business, which was reinsured to Prudential Insurance. See Note 1 for additional information related to the Variable Annuities Recapture.

PAR U

Pruco Life reinsures an amount equal to 70% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as Universal Plus policies, with effective dates prior to January 1, 2011, with PAR U.

Effective July 1, 2011, PLNJ reinsures an amount equal to 95% of all the risks associated with universal life policies with PAR U.

On January 2, 2013, Pruco Life began to assume guaranteed universal life ("GUL") business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U.

PURC

Pruco Life reinsures an amount equal to 70% of all the risks associated with Universal Protector policies having no lapse guarantees as well as Universal Plus policies, with effective dates from January 1, 2011 through December 31, 2012, with PURC. Effective July 1, 2014, the agreement between Pruco Life and PURC was amended to reinsure policies with effective dates from January 1, 2013 through December 31, 2013. Under the amended agreement, PURC reinsures an amount equal to 70% of all the risks associated with Universal Protector policies having no-lapse guarantees as well as Universal Plus policies.

Effective January 1, 2014, Pruco Life entered into an automatic coinsurance agreement with PURC to reinsure an amount equal to 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as Universal Plus policies, with effective dates on or after January 1, 2014.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Prudential of Taiwan

On January 31, 2001, Pruco Life transferred all of its assets and liabilities associated with its Taiwan branch, including its Taiwan insurance book of business, to Prudential of Taiwan, an affiliated company. The mechanism used to transfer this block of business in Taiwan is referred to as a “full acquisition and assumption” transaction. Under this mechanism, Pruco Life is jointly liable with Prudential of Taiwan for two years from the giving of notice to all obligees for all matured obligations and for two years after the maturity date of not-yet-matured obligations. Prudential of Taiwan is also contractually liable, under indemnification provisions of the transaction, for any liabilities that may be asserted against Pruco Life.

The transfer of the insurance related assets and liabilities was accounted for as a long-duration coinsurance transaction under U.S. GAAP. Under this accounting treatment, the insurance related liabilities remain on the books of Pruco Life and an offsetting reinsurance recoverable is established. These assets and liabilities are denominated in U.S. dollars.

Prudential Insurance

The Company, has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured.

On January 2, 2013, Pruco Life began to assume GUL business from Prudential Insurance in connection with the acquisition of the Hartford Life Business. The GUL business assumed from Prudential Insurance was subsequently retroceded to PAR U.

The Company has reinsured a group annuity contract with Prudential Insurance, in consideration for a single premium payment by the Company, providing reinsurance equal to 100% of all payments due under the contract.

Effective April 1, 2016, PLNJ entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit riders. See Note 1 for additional information related to the Variable Annuity Recapture.

UPARC

Pruco Life reinsures Universal Protector policies having no-lapse guarantees with effective dates prior to January 1, 2013 with UPARC. UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

Effective January 1, 2014, the agreement between Pruco Life and UPARC to reinsure Universal Protector policies having no-lapse guarantees was amended for policies with effective dates on or after January 1, 2014. Under the amended agreement, UPARC will no longer reinsure Universal Protector policies having no-lapse guarantees.

Effective July 1, 2014, the agreement between Pruco Life and UPARC to reinsure Universal Protector policies having no-lapse guarantees was further amended for policies with effective dates January 1, 2013 through December 31, 2013. Under the amended agreement, UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

Term Re

The Company reinsures 95% of the risks under its term life insurance policies with effective dates on or after January 1, 2014 through an automatic coinsurance agreement with Term Re.

Pruco Re

Through March 31, 2016, the Company, including its wholly-owned subsidiary PLNJ, entered into various automatic coinsurance agreements with Pruco Re to reinsure its living benefit features sold on certain of its annuities. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture.

Information regarding significant third party reinsurance arrangements is described below.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Union Hamilton

Effective April 1, 2015, the Company, excluding its subsidiaries, entered into an agreement with Union Hamilton, an external counterparty, to reinsure approximately 50% of the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v.3.0 business, a guaranteed benefit feature. This reinsurance agreement covers most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, until Union Hamilton’s quota share reaches $5 billion of new rider premiums through December 31, 2016. These guaranteed benefit features are accounted for as embedded derivatives.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.3 million for both the three months ended September 30, 2016 and 2015, and $0.9 million for both the nine months ended September 30, 2016 and 2015. The expense charged to the Company for the deferred compensation program was $2 million and $1 million for the three months ended September 30, 2016 and 2015, respectively, and $6 million and $5 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company is charged for its share of employee benefits expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final group earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during career. The Company’s share of net expense for the pension plans was $6 million and $5 million for the three months ended September 30, 2016 and 2015, respectively, and $17 million and $16 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $7 million for both the three months ended September 30, 2016 and 2015, and $21 million and $19 million for the nine months ended September 30, 2016 and 2015, respectively.

Prudential Insurance sponsors voluntary savings plans for its employees' 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $2 million for both the three months ended September 30, 2016 and 2015, and $7 million and $6 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s products. Commissions and fees paid by the Company to PAD were $182 million and $177 million for the three months ended September 30, 2016 and 2015, respectively, and $546 million and $592 million for the nine months ended September 30, 2016 and 2015, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,317 million at September 30, 2016 and $2,873 million at December 31, 2015. Fees related to these COLI policies were $10 million and $13 million for the three months ended September 30, 2016 and 2015, respectively, and $31 million and $34 million for the nine months ended September 30, 2016 and 2015, respectively. The Company retains the majority of the mortality risk associated with these COLI policies. In October 2013, the Company increased the maximum amount of mortality risk on any life to $3.5 million for certain COLI policies.

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 5 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $96 million as of September 30, 2016 and $146 million as of December 31, 2015. "Net investment income" related to these ventures includes a gain of $3 million and a loss of $5 million for the three months ended September 30, 2016 and 2015, respectively, and a loss of $0.1 million and $0.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was $76 million and $81 million for the three months ended September 30, 2016 and 2015, respectively, and $218 million and $274 million for the nine months ended September 30, 2016 and 2015, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on contractholders’ separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $3 million for both the three months ended September 30, 2016 and 2015, and $10 million for both the nine months ended September 30, 2016 and 2015. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million and $4 million for the three months ended September 30, 2016 and 2015, respectively, and $12 million and $13 million for the nine months ended September 30, 2016 and 2015, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Other assets” at September 30, 2016 and December 31, 2015 were as follows:

	Maturity Dates			Interest Rates			September 30, 2016	December 31, 2015
							(in thousands)
U.S. Dollar floating rate notes	2025	-	2026	1.36%	-	2.34%	$6,492	$23,013
U.S. Dollar fixed rate notes (1)	2022	-	2027	0.00%	-	14.85%	141,215	139,069
Euro-denominated fixed rate notes			2025			2.30%	559	543
Total long-term notes receivable - affiliated							$148,266	$162,625

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above include those classified as loans, and carried at unpaid principal balance, net of any allowance for losses and those classified as available-for-sale securities and other trading account assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $1 million at both September 30, 2016 and December 31, 2015, and is included in “Other assets”. Revenues related to these loans were $1 million and $2 million for the three months ended September 30, 2016 and 2015, respectively, and $4 million and $6 million for the nine months ended September 30, 2016 and 2015, respectively, and are included in “Other income.”

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2016 and for the year ended December 31, 2015, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss), Net	Derivative Gain/(Loss)
				(in thousands)
Prudential Insurance	March-15	Purchase	Fixed Maturities & Trading Account Assets	$91,972	$73,849	$(11,780)	$0	$0
Prudential Insurance	June-15	Purchase	Fixed Maturities	$11,096	$10,480	$(401)	$0	$0
Prudential Insurance	March-16	Sale	Fixed Maturities & Short-Term Investments	$88,783	$88,875	$(60)	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. During the second quarter of 2016, the Company prepaid $125 million of its debt and reassigned all the remaining debt to PALAC as part of the Variable Annuities Recapture. See Note 1 for additional information on the reassignment effective April 1, 2016. The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - September 30, 2016	Amount of Notes - December 31, 2015	Interest Rate			Date of Maturity
		(in thousands)
Prudential Financial	12/15/2011	$0	$11,000			3.61%			12/15/2016
Prudential Financial	12/16/2011	0	11,000			3.61%			12/16/2016
Prudential Financial	11/15/2013	0	9,000			2.24%			12/15/2018
Prudential Financial	11/15/2013	0	23,000			3.19%			12/15/2020
Prudential Insurance	12/6/2013	0	120,000			2.60%			12/15/2018
Prudential Insurance	12/6/2013	0	130,000			4.39%			12/15/2023
Prudential Insurance	12/6/2013	0	250,000			3.64%			12/15/2020
Prudential Insurance	9/25/2014	0	30,000			1.89%			6/20/2017
Prudential Insurance	9/25/2014	0	40,000			3.95%			6/20/2024
Prudential Insurance	9/25/2014	0	20,000			2.80%			6/20/2019
Prudential Insurance	9/25/2014	0	50,000			3.95%			6/20/2024
Prudential Insurance	9/25/2014	0	50,000			2.80%			6/20/2019
Prudential Insurance	9/25/2014	0	100,000			3.47%			6/20/2021
Prudential Insurance	9/25/2014	0	100,000			3.95%			6/20/2024
Prudential Financial	12/15/2014	0	5,000			2.57%			12/15/2019
Prudential Financial	12/15/2014	0	23,000			3.14%			12/15/2021
Prudential Financial	6/15/2015	0	66,000			3.52%			6/15/2022
Prudential Financial	6/15/2015	0	6,000			2.86%			6/15/2020
Prudential Financial	9/21/2015	0	158,000	1.09%	-	1.63%	6/15/2016	-	6/15/2017
Prudential Financial	9/21/2015	0	132,000	1.40%	-	1.93%	12/17/2016	-	12/17/2017
Prudential Financial	9/21/2015	0	26,000	1.40%	-	1.93%	12/17/2016	-	12/17/2017
Prudential Financial	12/16/2015	0	5,000			2.85%			12/16/2020
Prudential Financial	12/16/2015	0	1,000			2.85%			12/16/2020
Prudential Financial	12/16/2015	0	18,000			3.37%			12/16/2022
Total Loans Payable to Affiliates		$0	$1,384,000

The total interest expense to the Company related to loans payable to affiliates was $0 million and $13 million for the three months ended September 30, 2016 and 2015, respectively, and $13 million and $39 million for the nine months ended September 30, 2016 and 2015, respectively.

Contributed Capital and Dividends

In June and March of 2016, the Company received capital contributions in the amounts of $200 million and $5 million, respectively, from Prudential Insurance. For the year ended December 31, 2015, the Company did not receive any capital contributions.

During the nine months ended September 30, 2016, the Company paid dividends in the amount of $2.6 billion to Prudential Insurance. In September and December of 2015, the Company paid dividends in the amounts of $230 million and $200 million, respectively, to Prudential Insurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance with affiliates

As discussed in Note 7, the Company participates in reinsurance transactions with certain affiliates.

9.    REVISION TO PRIOR YEAR INFORMATION

Revisions to 2015 Consolidated Financial Statements

The Company identified errors in the calculation of reserves for certain individual life products that impacted several line items within our previously issued consolidated financial statements. Prior period amounts have been revised in the financial statements and related disclosures to correct these errors. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements.

Management assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements as of and for the three and nine months ended September 30, 2015 and also for the year ended December 31, 2015, which are presented herein, have been revised. Similarly, impacted prior periods presented within the Annual Report on Form 10-K for the year ended December 31, 2016 will be revised.

The following are selected line items from the consolidated financial statements illustrating the effects of these revisions:

Consolidated Statements of Financial Position

	December 31, 2015
	As Previously Reported	Revision	As Revised
	(in thousands)
ASSETS
Deferred policy acquisition costs	$5,111,373	$18,558	$5,129,931
Reinsurance recoverables	22,546,361	145,130	22,691,491
TOTAL ASSETS	148,643,945	163,688	148,807,633
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$15,031,390	$167,365	$15,198,755
Policyholders’ account balances	17,164,705	40,119	17,204,824
Income taxes	154,043	(15,404)	138,639
TOTAL LIABILITIES	144,133,128	192,080	144,325,208
EQUITY
Retained earnings	3,663,539	(28,392)	3,635,147
TOTAL EQUITY	4,510,817	(28,392)	4,482,425
TOTAL LIABILITIES AND EQUITY	148,643,945	163,688	148,807,633

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$547,404	$(1,060)	$546,344	$1,618,202	$(2,225)	$1,615,977
TOTAL REVENUES	763,484	(1,060)	762,424	2,199,958	(2,225)	2,197,733
BENEFITS AND EXPENSES
Policyholders' benefits	112,448	2,738	115,186	228,115	5,835	233,950
Amortization of deferred policy acquisition costs	408,510	(1,212)	407,298	697,570	(2,544)	695,026
TOTAL BENEFITS AND EXPENSES	919,188	1,526	920,714	2,021,951	3,291	2,025,242
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(155,704)	(2,586)	(158,290)	178,007	(5,516)	172,491
Income tax expense (benefit)	(21,601)	(183)	(21,784)	13,451	(770)	12,681
NET INCOME (LOSS)	(134,103)	(2,403)	(136,506)	164,556	(4,746)	159,810
COMPREHENSIVE INCOME (LOSS)	(119,879)	(2,403)	(122,282)	95,189	(4,746)	90,443

Consolidated Statements of Equity

	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2015	$3,663,539	$(28,392)	$3,635,147	$4,510,817	$(28,392)	$4,482,425

	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2014	$3,580,641	$(23,497)	$3,557,144	$4,553,985	$(23,497)	$4,530,488
Comprehensive income (loss):
Net income (loss)	164,556	(4,746)	159,810	164,556	(4,746)	159,810
Total comprehensive income (loss)				95,189	(4,746)	90,443
Balance, September 30, 2015	3,515,197	(28,243)	3,486,954	4,406,994	(28,243)	4,378,751

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2015
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$164,556	$(4,746)	$159,810
Future policy benefits	1,107,838	22,551	1,130,389
Reinsurance recoverables	(1,060,191)	(19,988)	(1,080,179)
Deferred policy acquisition costs	248,479	(2,543)	245,936
Income taxes	(57,552)	(770)	(58,322)
Cash flows from (used in) operating activities	930,246	(5,496)	924,750
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Policyholders’ account deposits	2,807,379	5,496	2,812,875
Cash flows from (used in) financing activities	101,796	5,496	107,292

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2016, compared with December 31, 2015, and its consolidated results of operations for the three and nine months ended September 30, 2016 and 2015. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

Variable Annuities Recapture

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to its affiliated company, Pruco Reinsurance, Ltd. (“Pruco Re”), in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Annuities Life Assurance Corporation (“PALAC”), excluding the Pruco Life Insurance Company of New Jersey (“PLNJ”) business which was reinsured to The Prudential Insurance Company of America (“Prudential Insurance”). These reinsurance agreements cover new and in force business and exclude business reinsured externally. The product risks related to the reinsured business are being managed in PALAC and Prudential Insurance as applicable. These series of transactions are collectively referred to as the "Variable Annuities Recapture."

Regulatory Developments

Resolution Planning
In August 2016 the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) announced that for non-bank financial companies (“Designated Financial Companies”) supervised by the FRB under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), such as Prudential Financial, Inc. ("Prudential Financial") and certain banks required to file annual resolution plans, the next resolution plan filing deadline will be delayed from December 31, 2016 to December 31, 2017.
Capital and Prudential Standards

In June 2016, the FRB issued an advance notice of proposed rulemaking regarding approaches to regulatory capital requirements for institutions supervised by the FRB that are significantly engaged in insurance activities, including Designated Financial Companies. The advance notice invites comments on a “building block approach” and a “consolidated approach” for determining capital requirements, including which approach is appropriate for Designated Financial Companies. The building block approach would aggregate capital resources and requirements across different legal entities to calculate combined qualifying and required capital for the insurance group. The consolidated approach would categorize insurance liabilities, assets and certain other exposures into risk segments, determine consolidated required capital by applying risk factors to the amounts in each segment, define qualifying capital for the consolidated firm, and then compare consolidated qualifying capital to consolidated required capital. The building block approach and the consolidated approach as described in the advance notice of proposed rulemaking are high level concepts for capital standards, and will ultimately need to be defined in detail in any final standards. The comment period for the advance notice closed on September 16, 2016.

Also in June 2016, the FRB issued proposed enhanced prudential standards for Designated Financial Companies relating to corporate governance, risk management, and liquidity risk management. The proposed corporate governance standards would require Designated Financial Companies to establish and maintain a risk committee of the board of directors and appoint a chief risk officer and chief actuary. The proposed risk management standards would require Designated Financial Companies to establish a risk management framework that includes policies, procedures, processes and systems. The proposed liquidity risk management standards would require periodic cash-flow projections, liquidity stress testing and maintenance of a liquidity buffer. The comment period for this proposal closed on August 17, 2016.

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

Principles Based Reserving

In June 2016, the National Association of Insurance Commissioners (the “NAIC”) adopted a recommendation that will activate a principles-based reserving approach for life insurance products. Principles-based reserving replaces the reserving methods for life insurance products for which the current formulaic basis for reserves may not fully reflect the risks or costs of the liability or obligations of the insurer. The principles-based reserving approach has a three year phase in period. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. The Company may select different implementation dates for different products. Principles-based reserving will not affect reserves for policies in force prior to January 1, 2017. The Company is currently assessing the impact of this new reserving approach on projected statutory reserve levels and product pricing for its portfolio of individual life product offerings.

DOL Fiduciary Rule

In April 2016, the U.S. Department of Labor (“DOL”) issued a final regulation accompanied by new class exemptions and amendments to long-standing exemptions from the prohibited transaction provisions under the Employee Retirement Income Security Act (“ERISA”) (collectively, the “Rules”), with implementation beginning in April 2017, and compliance with certain additional provisions required by January 2018. The Rules redefine who will be considered a “fiduciary” for purposes of transactions with qualified plans, plan participants and Individual Retirement Accounts (“IRAs”), and generally provide that advice to a plan participant or IRA owner will be treated as a fiduciary activity. We are analyzing the Rules’ impact on our operations and have started implementing the necessary adjustments to come into alignment with the Rules’ requirements. In addition, in October 2016, the DOL issued interpretive guidance on the Rules, and we are evaluating whether or not the guidance will affect our implementation plans.

Overall, the Rules will result in increased compliance costs and may create increased exposure to legal claims under certain circumstances, including class actions. We believe the Rules will primarily impact our individual annuities business and our Prudential Advisors distribution system, which we include in the results of our individual life business. Significant aspects of the Rules and their impact on our businesses include the following:

•
Prudential Advisors: We are taking the steps we believe are required to comply with the new “best interest contract exemption” for investment advice concerning retirement plans and IRAs including recommendations to purchase products sold to IRAs, which constitutes a significant part of Prudential Advisors’ non-life insurance new business revenues. The Rules state that proprietary products may be sold to IRA owners if certain conditions are met, subject to significant new requirements for this type of sale, and we are evaluating processes to comply with these requirements. The Rules will impose compliance and contract requirements and would give customers a new private right of action for breach of contract that in some circumstances may result in damages and liability under ERISA and the Internal Revenue Code for excise taxes, disgorgement of profit, and other possible remedies. The Rules will lead to changes to compensation and benefit structures, and possibly to our product offerings.

•
Annuities: Sales of variable annuities by our retail distributors will be subject to the best interest contract exemption described above, but certain fixed annuities can be subject to a separate exemption or to the best interest contract exemption. As a result of the Rules, certain distributors are announcing that they will restrict the sale of certain types of annuities. In addition, we may need to alter our product design, offerings or pricing to meet the needs of certain distributors who are requesting changes to support their compliance with the Rules. We will need to monitor or potentially limit wholesaling and other sales support and customer service activities to avoid fiduciary status as the manufacturer under the Rules.

Several financial services industry groups have initiated litigation challenging the Rules on both procedural and substantive grounds. The outcome of these litigations may alter whether and how some or all of the Rules are applied to our businesses.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Revenues and Expenses

The Company earns revenues principally from insurance premiums, mortality and expense fees, asset administration fees from insurance and investment products, and from net investment income on the investment of general account and other funds. The Company earns premiums primarily from the sale of individual life insurance and annuity products. The Company earns mortality and expense fees and asset administration fees primarily from the sale and servicing of universal life insurance and separate account products including variable life insurance and variable annuities. The Company’s operating expenses principally consist of insurance benefits provided and reserves established for anticipated future insurance benefits, general business expenses, reinsurance premiums, commissions and other costs of selling and servicing the various products sold and interest credited on general account liabilities.

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life insurance products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services with respect to these portfolios. However, there was also a reduction in management fees. In addition, due to the revised Rule 12b-1 Plan, the asset administration fees received by the Company from AST Investment Services, Inc., and related distribution expenses of the Company, have decreased.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed death and living benefits (including versions with enhanced guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include living benefit guarantee which provides, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This guaranteed contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain living benefits can also be purchased with a companion death benefit, also based on a highest daily contract value.

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v. 3.0 offers lifetime income based on the highest daily account value plus a compounded deferral credit. The Prudential Defined Income (“PDI”) Variable Annuity complements other variable annuity products that we offer with the highest daily benefit. PDI provides guaranteed lifetime withdrawal payments, but restricts contractholder investments to a single bond fund sub-account within the separate accounts. PDI includes a living benefit guarantee which provides for a specified lifetime income withdrawal rate applied to the initial premium paid, subject to daily roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

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

The Company's in force business includes both variable and fixed annuities that may include guaranteed living benefits riders (e.g., guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”), and guaranteed minimum income and withdrawal benefits (“GMIWB”)), and/or guaranteed minimum death benefits (“GMDB”).

The reserves for GMDB and GMIB are calculated based on best estimates applying our actuarial and capital markets return assumptions in accordance with an insurance fulfillment accounting framework whereby a liability is established over time representing the portion of fees collected that is expected to be used to satisfy the obligation to pay benefits in future periods.

In contrast, certain of our guaranteed living benefit riders (e.g., GMAB, GMWB and GMIWB) are accounted for as embedded derivatives and reported using a fair value accounting framework. These benefit features are carried at fair value based on estimates of assumptions a market participant would use in valuing these embedded derivatives and the change in fair value during each reporting period is recorded within “Realized investment gains (losses), net”.

As mentioned below, in addition to our asset transfer feature, we manage certain risks associated with our variable annuity products through affiliated and unaffiliated reinsurance agreements. Through March 31, 2016, we reinsured the majority of our variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Re. The living benefits hedging program was primarily executed within Pruco Re to manage capital markets risk associated with the reinsured living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re. In addition, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to PALAC, excluding PLNJ business which was reinsured to Prudential Insurance. This reinsurance agreement covers new and in force business and excludes business reinsured externally. The product risks related to the business reinsured to PALAC are being managed in PALAC and the product risks related to the business reinsured to Prudential Insurance are being managed in Prudential Insurance. In addition, the living benefits hedging program related to the reinsured living benefit guarantees is being managed within PALAC or Prudential Insurance, as applicable.

Variable Annuity Risks and Risk Mitigants

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital market assumptions such as equity market returns, interest rates, and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of three strategies described below including Product Design Features, External Reinsurance and an Asset Liability Management ("ALM") Strategy.

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The asset transfer feature associated with currently-sold highest daily benefit products uses a designated bond fund sub-account within the separate accounts. The transfers are based on a static mathematical formula used with the particular benefit which considers a number of factors, including, but not limited to, the impact of investment performance on the contractholder’s total account value. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

External Reinsurance

Effective April 1, 2015, we entered into an agreement with Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty, to reinsure approximately 50% of the HDI v. 3.0, the newest version of our variable annuity with a "highest daily" living benefits guarantee. This reinsurance agreement covers most new HDI v. 3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, until Union Hamilton's quota share reaches $5.0 billion of new rider premiums through December 31, 2016. From April 1, 2015 through September 30, 2016, approximately $2.6 billion of new rider premiums were ceded to Union Hamilton under this agreement.

Asset Liability Management Strategy (including fixed income instruments and derivatives)

Under the Company's historical hedging program to manage certain capital market risks associated with certain variable annuity living benefit guarantees, the Company utilized the U.S. GAAP valuation, and incorporated certain modifications, in order to derive a hedge target that was more reflective of the Company's best estimate of future benefit payments, net of fees collected. Derivative positions were entered into that sought to offset the change in value of the hedge target.

During the third quarter of 2016, PALAC and Prudential Insurance implemented a new ALM strategy that utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with the variable annuity living benefit guarantees. Under the revised strategy, expected living benefit claims under less severe market conditions are managed through the accumulation of fixed income instruments and potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments. PALAC and Prudential Insurance expect the revised strategy to result in more efficient management of its capital and liquidity associated with these products while continuing to mitigate fluctuations in net income due to capital markets movements. Since the ALM strategy is conducted in PALAC and Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP.

Product Specific Risks and Risk Mitigants

For certain living benefits guarantees, claims will primarily represent the funding of contractholder lifetime withdrawals after the cumulative withdrawals have first exhausted the contractholder account value. Due to the age of the in force block, limited claim payments have occurred to date, and they are not expected to increase significantly within the next five years, based upon current assumptions. The timing and amount of future claims will depend on actual returns on contractholder account value and actual contractholder behavior relative to our assumptions. The majority of our current living benefits guarantees provide for guaranteed lifetime contractholder withdrawal payments inclusive of a “highest daily” contract value guarantee.

The majority of our variable annuity contracts with living benefits guarantees, include risk mitigants in the form of an asset transfer feature and/or inclusion in the ALM strategy within PALAC and Prudential Insurance. The risks associated with the guaranteed benefits of certain legacy products that were sold prior to our implementation of the asset transfer feature are also managed through our ALM strategy within PALAC and Prudential Insurance. Certain legacy GMAB products include the asset transfer feature, but are not included in the ALM strategy.

For our GMDBs, we provide a benefit payable in the event of death. Our base GMDB is generally equal to a return of cumulative deposits adjusted for any partial withdrawals. Certain products include an optional enhanced GMDB based on the greater of a minimum return on the contract value or an enhanced value. We have retained the risk that the total amount of death benefit payable may be greater than the contractholder account value. However, a substantial portion of the account values associated with GMDBs are subject to an asset transfer feature because the contractholder also selected a living benefit guarantee which includes an asset transfer feature. All of the variable annuity account values with living benefit guarantees also contain GMDBs. The living and death benefit features for these contracts cover the same insured life and, consequently, we have insured both the longevity and mortality risk on these contracts.

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 66% of our net individual life insurance in force at September 30, 2016, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 19% of our net individual life insurance in force at September 30, 2016, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. A number of our currently offered variable life products offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 12% of our net individual life insurance in force at September 30, 2016, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products, which represent 3% of our net individual life insurance in force at September 30, 2016. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Most of our universal life products now offer a policy rider that allows death benefits to be accelerated to the policyholder during a chronic or terminal illness, under certain contractual requirements. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 8 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2016, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 5.9% near-term mean reversion equity rate of return.

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

Changes in Financial Position

September 30, 2016 versus December 31, 2015

Total assets increased $10.0 billion, from $148.8 billion at December 31, 2015 to $158.8 billion at September 30, 2016. Significant components were:

•
Reinsurance recoverables increased $9.1 billion from $22.7 billion at December 31, 2015 to $31.8 billion at September 30, 2016. The increase was primarily driven by the reinsured liability for variable annuity living benefit embedded derivatives primarily resulting from an increase in the present value of future expected benefit payments driven by declining interest rates, and ceded policyholders' account balances related to the reinsurance of the Company's variable annuity contracts, as described within the Variable Annuities Recapture. Also, contributing to the increase was the impact of term and universal life business growth and the Hartford GUL business ceded to PAR U, which increased ceded reserves and ceded policyholders’ account balances.

•	Separate account assets increased $7.5 billion from $109.3 billion at December 31, 2015 to $116.8 billion at September 30, 2016, primarily driven by favorable fund performance.

•
Other assets increased $0.2 billion from $0.1 billion at December 31, 2015 to $0.3 billion at September 30, 2016, primarily driven by the deferred loss on reinsurance related to the reinsurance of the Company's variable annuity contracts as part of the Variable Annuities Recapture.

Partially offsetting these increases in total assets were the following items:

•
DAC and DSI decreased $4.6 billion from $5.8 billion at December 31, 2015 to $1.2 billion at September 30, 2016, primarily driven by the ceding of the DAC and DSI balances to PALAC and Prudential Insurance as a result of the Variable Annuities Recapture.

•
Total investments and cash and cash equivalents decreased $2.2 billion from $10.6 billion at December 31, 2015 to $8.4 billion at September 30, 2016, primarily driven by the Variable Annuities Recapture, partially offset by universal life and term life premiums.

Total liabilities increased $11.7 billion, from $144.3 billion at December 31, 2015 to $156.0 billion at September 30, 2016. Significant components were:

•	Separate account liabilities increased $7.5 billion, corresponding to the increase in separate account assets described above.

•
Future policy benefits increased $4.9 billion from $15.2 billion at December 31, 2015 to $20.1 billion at September 30, 2016, primarily driven by the mark-to-market of the liability for living benefit embedded derivatives, as described above, and an increase in GMDB reserves associated with the Hartford GUL business, universal life business and higher reserves supporting term life business growth.

•	Policyholders’ account balances increased $0.8 billion from $17.2 billion at December 31, 2015 to $18.0 billion at September 30, 2016, primarily driven by universal life business growth.

Partially offsetting these increases in total liabilities were the following items:

•	The total debt to affiliates balance of $1.4 billion at December 31, 2015 was reassigned to PALAC and Prudential Insurance as a result of the Variable Annuities Recapture.
Total equity decreased by $1.7 billion from $4.5 billion at December 31, 2015 to $2.8 billion at September 30, 2016, primarily reflecting a recapture loss as a result of the Variable Annuities Recapture.

Results of Operations

Income (loss) from Operations before Income Taxes

2016 to 2015 Three Months Comparison.

Income (loss) from operations before income taxes increased $0.2 billion from a loss of $0.2 billion in the third quarter of 2015 to income of $0.0 billion in the third quarter of 2016. Amortization of DAC and other costs and reserves, resulted in a net charge of $0.6 billion in the third quarter of 2015 primarily driven by the impacts of changes in the estimated profitability of the business which reflect the impact of NPR gains due to widening credit spreads and declining interest rates as well as base amortization. The decrease in DAC and other costs in the third quarter of 2016 and a decline in net fee income of $0.4 billion driven by ceded policy charges and fee income to PALAC and Prudential Insurance reflect the impact of the Variable Annuities Recapture.

2016 to 2015 Nine Months Comparison.

Income from operations before income taxes increased $0.2 billion from $0.2 billion in the first nine months of 2015 to $0.4 billion in the first nine months of 2016. This was primarily driven by a favorable variance of $1.0 billion in realized investment gains (losses) consisting of a gain of $0.7 billion from the recapture of the living benefit guarantee from Pruco Re, and subsequent ceding of the variable annuities business to PALAC and Prudential Insurance, as part of the Variable Annuities Recapture. Also contributing to the above was a favorable variance of $0.2 billion driven by the results of the reinsured embedded derivative related to the no-lapse guarantee. This was partially offset by an unfavorable variance of $0.8 billion from a decline in net fee income driven by ceded policy charges and fee income to PALAC and Prudential Insurance reflecting the impact of the Variable Annuities Recapture.

Revenues, Benefits and Expenses

2016 to 2015 Three Months Comparison

Revenues decreased $0.6 billion from $0.8 billion in the third quarter of 2015 to $0.2 billion in the third quarter of 2016, primarily driven by a decline in policy charges and fee income and asset administration fees of $0.6 billion primarily due to the Variable Annuities Recapture.

Benefits and expenses decreased $0.7 billion from $0.9 billion in the third quarter of 2015 to $0.2 billion in the third quarter of 2016, primarily driven by a favorable variance in amortization of deferred policy acquisition costs, interest credited to policyholders’ account balances, and general, administrative and other expenses, primarily due to the Variable Annuities Recapture as discussed above.

2016 to 2015 Nine Months Comparison

Revenues decreased $1.0 billion from $2.2 billion in the first nine months of 2015 to $1.2 billion in the first nine months of 2016, primarily driven by a decline in policy charges and fee income, and asset administration fees of $1.1 billion primarily due to the Variable Annuities Recapture. Premiums decreased $0.9 billion due to consideration for the recapture and subsequent ceding of the variable annuity business, partially offset by an increase in realized investment gains (losses) of $1.0 billion as described above.

Benefits and expenses decreased $1.2 billion from $2.0 billion in the first nine months of 2015 to $0.8 billion in the first nine months of 2016, primarily driven by a favorable variance in general, administrative and other expenses of $0.6 billion primarily driven by ceded trail commissions and the deferral of the loss on reinsurance. Policyholders' benefits decreased $0.5 billion due to ceded GMDB and GMIB reserves as a result of the Variable Annuities Recapture. Amortization of deferred policy acquisition costs, and interest credited to policyholders' account balances decreased $0.1 billion primarily due to a decrease in DAC and other costs driven by the Variable Annuities Recapture.

Income Taxes

The income tax provision amounted to a benefit of $75 million and an expense of $13 million for the nine months ended September 30, 2016 and 2015, respectively. Although year-to-date pretax income increased in the nine months ended September 30, 2016 compared to the same period in 2015, income tax provision decreased because the effective tax rate used in the calculation of income tax provision for September 30, 2016 interim reporting decreased primarily as a result of the recapture and reinsurance transaction of variable annuity contracts between Prudential affiliates in 2016.

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

As of September 30, 2016, the Company remains subject to examination in the U.S. for tax years 2009 through 2015.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks, and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits, and other related subjects. In addition, the Financial Stability Board ("FSB") has identified Prudential Financial as a global systemically important insurer (“G-SII”). For information on these regulatory initiatives and their potential impact on us, see “Overview-Regulatory Developments-Capital and Prudential Standards" above and "Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re and reinsured the variable annuity base contracts, along with the living benefit guarantees, to PALAC, excluding the PLNJ business which was reinsured to Prudential Insurance.

Capital

Our capital management framework is primarily based on statutory risk based capital measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of September 30, 2016 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Capital Protection Framework

Prudential Financial employs a “Capital Protection Framework” (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses. The Framework addresses the potential capital consequences, under stress scenarios, of certain of these net risks and the strategies we use to mitigate them, including equity market exposure affecting the statutory capital of the Company and Prudential Financial as a whole, which is managed through Prudential Financial's equity hedge program and on-balance sheet and contingent sources of capital.

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

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2016 and December 31, 2015 the Company had liquid assets of $5,810 million and $7,383 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $120 million and $425 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, $5,228 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $403 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those captives are treated as capital for statutory purposes. As of September 30, 2016, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $8.85 billion of surplus notes in return for the receipt of credit-linked notes. Under the agreements, the captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate with an aggregate principal amount equal to the surplus notes outstanding. The captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2016, an aggregate of $6.89 billion of surplus notes was outstanding under our Credit-Linked Note Structures, reflecting an increase of $392 million from December 31, 2015.

In addition, as of September 30, 2016, our affiliated captive reinsurance companies had outstanding an aggregate of $3.4 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $1.5 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of September 30, 2016, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2016, there have been no material changes in our economic exposure to market risk from December 31, 2015, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2015, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2015, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2016. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 10, 2016