Form 10-Q
period 2017-03-31
PRUCO LIFE INSURANCE CO
filed 2017-05-11
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer", "accelerated filer", "smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of May 11, 2017, 250,000 shares of the registrant’s Common Stock (par value $10), were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the Registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, including but not limited to those in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company and its subsidiaries. There can be no assurance that future developments affecting Pruco Life Insurance Company and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) general economic, market and political conditions, including the performance and fluctuations of fixed income, equity, real estate and other financial markets; (2) the availability and cost of additional debt or equity capital or external financing for our operations; (3) interest rate fluctuations or prolonged periods of low interest rates; (4) the degree to which we choose not to hedge risks, or the potential ineffectiveness or insufficiency of hedging or risk management strategies we do implement; (5) reestimates of our reserves for future policy benefits and claims; (6) differences between actual experience regarding mortality, morbidity, persistency, utilization, interest rates or market returns and the assumptions we use in pricing our products, establishing liabilities and reserves or for other purposes; (7) changes in our assumptions related to deferred policy acquisition costs; (8) changes in our financial strength or credit ratings; (9) statutory reserve requirements associated with term and universal life insurance policies under Regulation XXX, Guideline AXXX and principles-based reserving requirements; (10) investment losses, defaults and counterparty non-performance; (11) competition in our product lines and for personnel; (12) difficulties in marketing and distributing products through current or future distribution channels; (13) changes in tax law; (14) regulatory or legislative changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the U.S. Department of Labor's fiduciary rules; (15) inability to protect our intellectual property rights or claims of infringement of the intellectual property rights of others; (16) adverse determinations in litigation or regulatory matters, and our exposure to contingent liabilities, including related to the remediation of certain securities lending activities administered by Prudential Financial, Inc.; (17) domestic or international military actions, natural or man-made disasters including terrorist activities or pandemic disease, or other events resulting in catastrophic loss of life; (18) ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; (19) interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems; (20) possible difficulties in executing, integrating and realizing projected results of acquisitions, divestitures and restructurings; and (21) changes in accounting principles, practices or policies. Pruco Life Insurance Company does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
March 31, 2017 and December 31, 2016 (in thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017 – $5,589,001; 2016 – $5,552,911)	$5,691,408	$5,617,549
Equity securities, available-for-sale, at fair value (cost: 2017 – $20,767; 2016 – $16,390)	21,993	16,756
Trading account assets, at fair value	37,414	35,328
Policy loans	1,167,204	1,166,456
Short-term investments	26,989	36,657
Commercial mortgage and other loans	1,219,827	1,150,381
Other long-term investments	348,071	344,463
Total investments	8,512,906	8,367,590
Cash and cash equivalents	133,390	96,157
Deferred policy acquisition costs	1,379,461	1,341,093
Accrued investment income	88,697	87,322
Reinsurance recoverables	29,009,729	28,674,226
Receivables from parent and affiliates	285,648	213,952
Other assets	309,789	279,222
Separate account assets	120,395,206	116,606,428
TOTAL ASSETS	$160,114,826	$155,665,990
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$19,261,316	$18,894,893
Future policy benefits	16,608,824	16,503,260
Securities sold under agreements to repurchase	24,714	68,904
Cash collateral for loaned securities	74,204	74,976
Income taxes	88,384	97,400
Short-term debt to affiliates	108,100	0
Payables to parent and affiliates	197,515	73,628
Other liabilities	796,991	849,698
Separate account liabilities	120,395,206	116,606,428
TOTAL LIABILITIES	157,555,254	153,169,187
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	991,062	986,062
Retained earnings	1,477,338	1,437,266
Accumulated other comprehensive income	88,672	70,975
TOTAL EQUITY	2,559,572	2,496,803
TOTAL LIABILITIES AND EQUITY	$160,114,826	$155,665,990

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2017 and 2016 (in thousands)

	Three Months Ended March 31,
	2017	2016
REVENUES
Premiums	$5,757	$17,915
Policy charges and fee income	128,002	526,562
Net investment income	89,615	105,452
Asset administration fees	4,187	72,791
Other income	15,977	13,522
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(4,412)	(16,349)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	8	199
Other realized investment gains (losses), net	(28,175)	71,301
Total realized investment gains (losses), net	(32,579)	55,151
TOTAL REVENUES	210,959	791,393
BENEFITS AND EXPENSES
Policyholders’ benefits	71,487	100,730
Interest credited to policyholders’ account balances	44,760	186,431
Amortization of deferred policy acquisition costs	16,272	639,586
General, administrative and other expenses	56,819	236,953
TOTAL BENEFITS AND EXPENSES	189,338	1,163,700
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	21,621	(372,307)
Income tax expense (benefit)	(18,451)	(44,108)
NET INCOME (LOSS)	$40,072	$(328,199)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	23	219
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	23,059	162,282
Reclassification adjustment for (gains) losses included in net income (loss)	4,144	14,924
Net unrealized investment gains (losses)	27,203	177,206
Other comprehensive income (loss), before tax	27,226	177,425
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	8	76
Net unrealized investment gains (losses)	9,521	62,022
Total	9,529	62,098
Other comprehensive income (loss), net of tax	17,697	115,327
COMPREHENSIVE INCOME (LOSS)	$57,769	$(212,872)

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Three Months Ended March 31, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$986,062	$1,437,266	$70,975	$2,496,803
Contributed capital		5,000			5,000
Contributed (distributed) capital-parent/child asset transfers		0			0
Comprehensive income (loss):
Net income (loss)			40,072		40,072
Other comprehensive income (loss), net of tax				17,697	17,697
Total comprehensive income (loss)					57,769
Balance, March 31, 2017	$2,500	$991,062	$1,477,338	$88,672	$2,559,572

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$779,973	$3,635,147	$64,805	$4,482,425
Contributed capital		5,000			5,000
Contributed (distributed) capital-parent/child asset transfers		(60)			(60)
Comprehensive income (loss):
Net income (loss)			(328,199)		(328,199)
Other comprehensive income (loss), net of tax				115,327	115,327
Total comprehensive income (loss)					(212,872)
Balance, March 31, 2016	$2,500	$784,913	$3,306,948	$180,132	$4,274,493

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016 (in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,072	$(328,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Policy charges and fee income	(5,861)	(5,005)
Interest credited to policyholders’ account balances	44,760	186,431
Realized investment (gains) losses, net	32,579	(55,151)
Amortization and other non-cash items	(13,524)	(9,102)
Change in:
Future policy benefits	636,570	424,904
Reinsurance recoverables	(573,224)	(359,878)
Accrued investment income	(1,375)	(4,044)
Net payable to/receivable from parent and affiliates	51,947	(7,099)
Deferred policy acquisition costs	(42,083)	488,313
Income taxes	(18,545)	(125,578)
Derivatives, net	4,288	202,678
Other, net	(101,520)	(74,846)
Cash flows from (used in) operating activities	54,084	333,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	364,657	459,445
Short-term investments	26,651	192,422
Policy loans	37,016	38,255
Ceded policy loans	(2,980)	(1,976)
Commercial mortgage and other loans	8,775	83,528
Other long-term investments	4,089	1,261
Equity securities, available-for-sale	510	10
Trading account assets	386	626
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(454,404)	(818,934)
Short-term investments	(16,979)	(184,142)
Policy loans	(26,120)	(26,081)
Ceded policy loans	3,272	3,509
Commercial mortgage and other loans	(76,114)	(64,988)
Other long-term investments	(8,028)	(14,085)
Equity securities, available-for-sale	(5,000)	(5,644)
Trading account assets	(386)	0
Notes receivable from parent and affiliates, net	4,718	1,917
Derivatives, net	151	466
Other, net	(606)	(4,389)
Cash flows from (used in) investing activities	(140,392)	(338,800)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,055,826	1,023,782
Ceded policyholders’ account deposits	(734,147)	(276,350)
Policyholders’ account withdrawals	(656,190)	(586,669)
Ceded policyholders’ account withdrawals	375,116	16,445
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(44,961)	(35,098)
Contributed capital	0	5,000
Contributed (distributed) capital - parent/child asset transfers	0	(60)
Net change in financing arrangements (maturities 90 days or less)	108,100	500
Drafts outstanding	19,797	(16,620)
Cash flows from (used in) financing activities	123,541	130,930
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,233	125,554
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	96,157	370,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,390	$495,840

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

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated reinsurance company, Pruco Reinsurance, Ltd. ("Pruco Re"). Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re. In addition, the Company reinsured variable annuity base contracts, along with the living benefit guarantees, to Prudential Annuities Life Assurance Corporation ("PALAC"), excluding the PLNJ business, which was reinsured to Prudential Insurance, in each case under a coinsurance and modified coinsurance agreement. These reinsurance agreements cover new and in force business and exclude business reinsured externally. The product risks related to the reinsured business are being managed in PALAC and Prudential Insurance, as applicable. In addition, the living benefit hedging program related to the reinsured living benefit guarantees is being managed within PALAC and Prudential Insurance, as applicable. These series of transactions are collectively referred to as the "Variable Annuities Recapture".

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Revision to Prior Period Consolidated Financial Statements

In 2016, the Company identified errors in the calculation of reserves for certain individual life insurance products that impacted several line items within our previously issued consolidated financial statements. Prior period amounts have been revised in the Consolidated Financial Statements and related disclosures to correct these errors. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. See Note 11 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

There have been no ASU adopted during the current quarter ended March 31, 2017.

ASU issued but not yet adopted as of the reporting date March 31, 2017

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
		January 1, 2018 using the retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$132,083	$5,727	$47	$137,763	$0
Obligations of U.S. states and their political subdivisions	647,583	15,220	5,516	657,287	0
Foreign government bonds	108,750	3,571	1,891	110,430	0
Public utilities	819,436	36,857	9,308	846,985	0
Redeemable preferred stock	4,165	854	169	4,850	0
All other U.S. public corporate securities	1,769,707	69,899	25,258	1,814,348	(214)
All other U.S. private corporate securities	706,676	17,247	4,466	719,457	(236)
All other foreign public corporate securities	210,101	8,586	2,437	216,250	0
All other foreign private corporate securities	595,227	7,136	22,641	579,722	0
Asset-backed securities(1)	160,224	5,382	146	165,460	(2,413)
Commercial mortgage-backed securities	356,047	5,534	4,473	357,108	0
Residential mortgage-backed securities(2)	79,002	3,103	357	81,748	(261)
Total fixed maturities, available-for-sale	$5,589,001	$179,116	$76,709	$5,691,408	$(3,124)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$20,701	$1,153	$5	$21,849
Public utilities	66	3	7	62
Industrial, miscellaneous & other	0	82	0	82
Total equity securities, available-for-sale	$20,767	$1,238	$12	$21,993

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(3)
Represents the amount of OTTI losses in Accumulated Other Comprehensive Income ("AOCI"), which were not included in earnings. Amount excludes $7.5 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$154,180	$6,593	$33	$160,740	$0
Obligations of U.S. states and their political subdivisions	618,447	14,592	6,553	626,486	0
Foreign government bonds	111,025	2,143	4,386	108,782	0
Public utilities	706,536	33,950	10,519	729,967	0
Redeemable preferred stock	4,136	834	156	4,814	0
All other U.S. public corporate securities	1,802,350	67,908	28,846	1,841,412	(215)
All other U.S. private corporate securities	714,776	14,555	7,702	721,629	(236)
All other foreign public corporate securities	216,428	7,371	4,127	219,672	0
All other foreign private corporate securities	577,761	4,866	33,455	549,172	0
Asset-backed securities(1)	184,414	5,164	562	189,016	(2,534)
Commercial mortgage-backed securities	382,717	5,783	5,829	382,671	0
Residential mortgage-backed securities(2)	80,141	3,355	308	83,188	(274)
Total fixed maturities, available-for-sale	$5,552,911	$167,114	$102,476	$5,617,549	$(3,259)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$16,324	$441	$124	$16,641
Public utilities	66	2	28	40
Industrial, miscellaneous & other	0	75	0	75
Total equity securities, available-for-sale	$16,390	$518	$152	$16,756

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $8.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturities and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$9,218	$47	$0	$0	$9,218	$47
Obligations of U.S. states and their political subdivisions	213,862	5,516	0	0	213,862	5,516
Foreign government bonds	47,111	1,718	1,848	173	48,959	1,891
Public utilities	290,056	7,204	21,731	2,104	311,787	9,308
Redeemable preferred stock	0	0	0	169	0	169
All other U.S. public corporate securities	578,297	17,966	70,126	7,292	648,423	25,258
All other U.S. private corporate securities	143,113	2,691	31,243	1,775	174,356	4,466
All other foreign public corporate securities	62,368	1,985	5,920	452	68,288	2,437
All other foreign private corporate securities	185,083	6,302	123,941	16,339	309,024	22,641
Asset-backed securities	13,020	110	29,171	36	42,191	146
Commercial mortgage-backed securities	173,368	4,473	395	0	173,763	4,473
Residential mortgage-backed securities	35,556	352	938	5	36,494	357
Total fixed maturities, available-for-sale	$1,751,052	$48,364	$285,313	$28,345	$2,036,365	$76,709
Equity securities, available-for-sale	$4,995	$5	$59	$7	$5,054	$12

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$603	$33	$0	$0	$603	$33
Obligations of U.S. states and their political subdivisions	239,146	6,553	0	0	239,146	6,553
Foreign government bonds	81,074	4,055	1,690	331	82,764	4,386
Public utilities	207,226	7,847	21,394	2,672	228,620	10,519
Redeemable preferred stock	0	0	0	156	0	156
All other U.S. public corporate securities	568,763	20,695	73,575	8,151	642,338	28,846
All other U.S. private corporate securities	232,561	6,082	29,071	1,620	261,632	7,702
All other foreign public corporate securities	86,492	3,188	5,433	939	91,925	4,127
All other foreign private corporate securities	236,512	13,604	101,858	19,851	338,370	33,455
Asset-backed securities	37,355	492	49,346	70	86,701	562
Commercial mortgage-backed securities	191,674	5,827	947	2	192,621	5,829
Residential mortgage-backed securities	36,224	302	1,045	6	37,269	308
Total fixed maturities, available-for-sale	$1,917,630	$68,678	$284,359	$33,798	$2,201,989	$102,476
Equity securities, available-for-sale	$0	$0	$2,965	$152	$2,965	$152

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

As of March 31, 2017 and December 31, 2016 the gross unrealized losses were composed of $68.9 million and $93.3 million, respectively, related to high or highest quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $7.8 million and $9.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2017, the $28.3 million of gross unrealized losses of twelve months or more were concentrated in the energy, finance and consumer non-cyclical sectors of the Company's corporate securities. As of December 31, 2016, the $33.8 million of gross unrealized losses of twelve months or more were concentrated in the energy, finance and utility sectors of the Company's corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturities was not warranted at either March 31, 2017 or December 31, 2016. These conclusions are based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of March 31, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of March 31, 2017, none of the gross unrealized losses related to equity securities represented declines in value of 20% or more. As of December 31, 2016, none of the gross unrealized losses related to equity securities represented declines in value of 20% or more. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either March 31, 2017 or December 31, 2016.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$288,127	$291,275
Due after one year through five years	764,383	779,090
Due after five years through ten years	901,656	908,555
Due after ten years	3,039,562	3,108,172
Asset-backed securities	160,224	165,460
Commercial mortgage-backed securities	356,047	357,108
Residential mortgage-backed securities	79,002	81,748
Total fixed maturities, available-for-sale	$5,589,001	$5,691,408

Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above, as they do not have a single maturity date.

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$287,708	$279,272
Proceeds from maturities/prepayments	114,846	169,867
Gross investment gains from sales and maturities	3,197	2,794
Gross investment losses from sales and maturities	(2,823)	(1,568)
OTTI recognized in earnings(2)	(4,404)	(16,150)
Equity securities, available-for-sale:
Proceeds from sales	$510	$10
Gross investment gains from sales	10	0
Gross investment losses from sales	0	0
OTTI recognized in earnings	(124)	0

(1)	Includes $37.9 million and $(10.3) million of non-cash related proceeds for the three months ended March 31, 2017 and 2016, respectively.

(2)
Excludes the portion of OTTI recorded in “Other comprehensive income (loss)” ("OCI"), representing any difference between the fair value of the impaired debt security and the net present value of its projected future cash flows at the time of the impairment.

The following tables set forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$5,520	$7,041
New credit loss impairments	0	420
Increases due to the passage of time on previously recorded credit losses	27	53
Reductions for securities which matured, paid down, prepaid or were sold during the period	(118)	(907)
Reductions for securities impaired to fair value during the period(1)	0	(670)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(72)	(79)
Balance, end of period	$5,357	$5,858

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Trading Account Assets

The following table sets forth the composition of “Trading account assets,” as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in thousands)
Fixed maturities	$23,558	$20,224	$23,555	$19,558
Equity securities	11,929	17,190	11,929	15,770
Total trading account assets	$35,487	$37,414	$35,484	$35,328

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $2.1 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of the Company's commercial mortgage and other loans, as of the dates indicated:

	March 31, 2017		December 31, 2016
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$345,631	28.2%	$318,667	27.7%
Hospitality	54,229	4.4	54,597	4.7
Industrial	213,704	17.5	185,682	16.1
Office	181,674	14.9	161,980	14.1
Other	124,182	10.2	124,465	10.8
Retail	239,175	19.6	243,225	21.1
Total commercial mortgage loans	1,158,595	94.8	1,088,616	94.5
Agricultural property loans	62,929	5.2	63,323	5.5
Total commercial mortgage and agricultural property loans	1,221,524	100.0%	1,151,939	100.0%
Valuation allowance	(1,697)		(1,558)
Total commercial mortgage and other loans	$1,219,827		$1,150,381

As of March 31, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (23%), Texas (15%) and Illinois (7%)) and included loans secured by properties in Australia and Europe.

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	March 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$1,513	$45	$1,558
Addition to (release of) allowance for losses	139	0	139
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,652	$45	$1,697

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,587	$64	$2,651
Addition to (release of) allowance for losses	(1,074)	(19)	(1,093)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,513	$45	$1,558

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,652	45	1,697
Total ending balance(1)	$1,652	$45	$1,697
Recorded investment(2):
Individually evaluated for impairment	$2,476	$0	$2,476
Collectively evaluated for impairment	1,156,119	62,929	1,219,048
Total ending balance(1)	$1,158,595	$62,929	$1,221,524

(1)	As of March 31, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,513	45	1,558
Total ending balance(1)	$1,513	$45	$1,558
Recorded investment(2):
Individually evaluated for impairment	$2,528	$0	$2,528
Collectively evaluated for impairment	1,086,088	63,323	1,149,411
Total ending balance(1)	$1,088,616	$63,323	$1,151,939

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	Debt Service Coverage Ratio - March 31, 2017
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total Loans
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$726,744	$19,705	$0	$746,449
60%-69.99%	323,448	5,371	2,945	331,764
70%-79.99%	108,213	30,369	0	138,582
80% or greater	4,492	237	0	4,729
Total loans	$1,162,897	$55,682	$2,945	$1,221,524

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Debt Service Coverage Ratio - December 31, 2016
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total Loans
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$732,473	$19,844	$0	$752,317
60%-69.99%	267,122	7,515	900	275,537
70%-79.99%	88,811	30,533	0	119,344
80% or greater	4,503	0	238	4,741
Total loans	$1,092,909	$57,892	$1,138	$1,151,939

The following tables set forth the aging of past due commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,158,595	$0	$0	$0	$1,158,595	$0
Agricultural property loans	62,929	0	0	0	62,929	0
Total	$1,221,524	$0	$0	$0	$1,221,524	$0

(1)	As of March 31, 2017, there were no loans in this category accruing interest.

(2)
For additional information on the Company's policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion regarding non-accrual status loans.

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,088,616	$0	$0	$0	$1,088,616	$0
Agricultural property loans	63,323	0	0	0	63,323	0
Total	$1,151,939	$0	$0	$0	$1,151,939	$0

(1)	As of December 31, 2016, there were no loans in this category accruing interest.

(2)
For additional information on the Company's policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion regarding non-accrual status loans.

For the three months ended March 31, 2017 and 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, nor were there any commercial mortgage and other loans sold.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three months ended March 31, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both March 31, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Company's investment in separate accounts	$35,687	$34,088
Joint ventures and limited partnerships:
Private equity	143,359	139,493
Hedge funds	85,724	81,104
Real estate-related	11,766	11,912
Total joint ventures and limited partnerships	240,849	232,509
Derivatives	71,535	77,866
Total other long-term investments	$348,071	$344,463

Net Investment Income

The following table sets forth net investment income by investment type, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$59,067	$75,710
Equity securities, available-for-sale	0	0
Trading account assets	400	759
Commercial mortgage and other loans	13,116	19,773
Policy loans	15,628	15,498
Short-term investments and cash equivalents	187	737
Other long-term investments	6,379	(880)
Gross investment income	94,777	111,597
Less: investment expenses	(5,162)	(6,145)
Net investment income	$89,615	$105,452

Realized Investment Gains (Losses), Net

The following table sets forth realized investment gains (losses), net, by investment type, for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Fixed maturities	$(4,030)	$(14,924)
Equity securities	(114)	0
Commercial mortgage and other loans	(139)	562
Joint ventures and limited partnerships	(73)	(148)
Derivatives	(28,217)	69,647
Other long-term investments	0	0
Short-term investments and cash equivalents	(6)	14
Realized investment gains (losses), net	$(32,579)	$55,151

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments by Asset Class

The following table sets forth net unrealized gains (losses) on investments by asset class, as of the dates indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$4,354	$4,883
Fixed maturity securities, available-for-sale — all other	98,053	59,755
Equity securities, available-for-sale	1,226	366
Derivatives designated as cash flow hedges(1)	30,670	40,931
Affiliated notes	5,013	5,056
Other investments	1,494	1,441
Net unrealized gains (losses) on investments	$140,810	$112,432

(1)	See Note 6 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions.

The following tables set forth the composition of "Cash collateral for loaned securities," as of the dates indicated:

	March 31, 2017
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$1,044	$0	$0	$0	$1,044
Obligations of U.S. states and their political subdivisions	1,676	0	0	0	1,676
Foreign government bonds	7,619	0	0	0	7,619
U.S. public corporate securities	54,781	0	0	0	54,781
Foreign public corporate securities	9,084	0	0	0	9,084
Total cash collateral for loaned securities	$74,204	$0	$0	$0	$74,204

	December 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	0	0	0	0	0
Foreign government bonds	6,827	0	0	0	6,827
U.S. public corporate securities	62,584	0	0	0	62,584
Foreign public corporate securities	5,565	0	0	0	5,565
Total cash collateral for loaned securities	$74,976	$0	$0	$0	$74,976

The following tables set forth the composition of "Securities sold under agreements to repurchase," as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	March 31, 2017
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$24,714	$0	$0	$0	$24,714
Total securities sold under agreements to repurchase	$24,714	$0	$0	$0	$24,714

	December 31, 2016
	Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	30 to 90 Days	Greater than 90 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$68,904	$0	$0	$0	$68,904
Total securities sold under agreements to repurchase	$68,904	$0	$0	$0	$68,904

4.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate taxes at interim periods. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income from operations before income taxes”.

Our income tax provision amounted to an income tax benefit of $18.5 million, or -85.3% of income from operations before income taxes in the first quarter of 2017, compared to a benefit of $44.1 million, or 11.9% of loss from operations before income taxes in the first quarter of 2016. The Company’s current effective tax rate differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and domestic production activities deduction while its prior effective tax rate differed primarily due to non-taxable investment income and tax credits.

5.    FAIR VALUE OF ASSETS AND LIABILITIES

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

Level 2 – Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain short-term investments, certain cash equivalents and certain over-the-counter ("OTC") derivatives.

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

	As of March 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$134,168	$3,595	$0	$137,763
Obligations of U.S. states and their political subdivisions	0	657,287	0	0	657,287
Foreign government bonds	0	110,430	0	0	110,430
U.S. corporate public securities	0	2,405,204	1,160	0	2,406,364
U.S. corporate private securities	0	867,750	32,507	0	900,257
Foreign corporate public securities	0	218,486	0	0	218,486
Foreign corporate private securities	0	641,356	15,149	0	656,505
Asset-backed securities(4)	0	77,117	88,343	0	165,460
Commercial mortgage-backed securities	0	357,108	0	0	357,108
Residential mortgage-backed securities	0	81,748	0	0	81,748
Subtotal	0	5,550,654	140,754	0	5,691,408
Trading account assets:
Corporate securities	0	19,922	0	0	19,922
Asset-backed securities(4)	0	302	0	0	302
Equity securities	0	0	17,190	0	17,190
Subtotal	0	20,224	17,190	0	37,414
Equity securities, available-for-sale	63	21,848	82	0	21,993
Short-term investments	7,000	19,989	0	0	26,989
Cash equivalents	5,856	11,984	0	0	17,840
Other long-term investments	0	90,800	19	(19,284)	71,535
Reinsurance recoverables	0	0	5,080,379	0	5,080,379
Receivables from parent and affiliates	0	137,394	0	0	137,394
Subtotal excluding separate account assets	12,919	5,852,893	5,238,424	(19,284)	11,084,952
Separate account assets(2)	0	119,776,488	0	0	119,776,488
Total assets	$12,919	$125,629,381	$5,238,424	$(19,284)	$130,861,440
Future policy benefits(3)	$0	$0	$4,632,555	$0	$4,632,555
Policyholders' account balances	0	0	24,867	0	24,867
Payables to parent and affiliates	0	19,123	0	(19,123)	0
Total liabilities	$0	$19,123	$4,657,422	$(19,123)	$4,657,422

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$160,740	$0	$0	$160,740
Obligations of U.S. states and their political subdivisions	0	626,486	0	0	626,486
Foreign government bonds	0	108,782	0	0	108,782
U.S. corporate public securities	0	2,306,409	55,109	0	2,361,518
U.S. corporate private securities	0	851,585	32,699	0	884,284
Foreign corporate public securities	0	221,848	0	0	221,848
Foreign corporate private securities	0	584,268	14,748	0	599,016
Asset-backed securities(4)	0	169,160	19,856	0	189,016
Commercial mortgage-backed securities	0	382,671	0	0	382,671
Residential mortgage-backed securities	0	83,188	0	0	83,188
Subtotal	0	5,495,137	122,412	0	5,617,549
Trading account assets:
Corporate securities	0	19,256	0	0	19,256
Asset-backed securities(4)	0	302	0	0	302
Equity securities	0	0	15,770	0	15,770
Subtotal	0	19,558	15,770	0	35,328
Equity securities, available-for-sale	41	16,640	75	0	16,756
Short-term investments	31,007	5,650	0	0	36,657
Cash equivalents	5,644	1,998	0	0	7,642
Other long-term investments	0	90,884	0	(13,019)	77,865
Reinsurance recoverables	0	0	5,474,263	0	5,474,263
Receivables from parent and affiliates	0	131,144	6,493	0	137,637
Subtotal excluding separate account assets	36,692	5,761,011	5,619,013	(13,019)	11,403,697
Separate account assets(2)	0	116,040,888	0	0	116,040,888
Total assets	$36,692	$121,801,899	$5,619,013	$(13,019)	$127,444,585
Future policy benefits(3)	$0	$0	$5,041,007	$0	$5,041,007
Policyholders' account balances	0	0	20,337	0	20,337
Payables to parent and affiliates	0	12,854	0	(12,854)	0
Total liabilities	$0	$12,854	$5,061,344	$(12,854)	$5,061,344

(1)
“Netting” amounts represent cash collateral of $0.2 million and $0.2 million as of March 31, 2017 and December 31, 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of March 31, 2017, the net embedded derivative liability position of $4,633 million includes $1,235 million of embedded derivatives in an asset position and $5,868 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $5,041 million includes $1,157 million of embedded derivatives in an asset position and $6,198 million of embedded derivatives in a liability position.

(4)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of March 31, 2017 and December 31, 2016, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.

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

Trading Account Assets – Trading account assets consist primarily of fixed maturity securities and equity securities whose fair values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and below under “Equity Securities”.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, non-performance risk (“NPR”), liquidity and other factors.

The majority of the Company’s derivative positions are traded in the OTC derivative market and are classified within Level 2 in the fair value hierarchy. OTC derivatives classified within Level 2 are valued using models that utilize actively quoted or observable market input values from external market data providers, third-party pricing vendors and/or recent trading activity. The Company’s policy is to use mid-market pricing in determining its best estimate of fair value. The fair values of most OTC derivatives, including interest rate and cross-currency swaps, currency forward contracts and single name credit default swaps are determined using discounted cash flow models. The fair values of European style option contracts are determined using Black-Scholes option pricing models. These models’ key inputs include the contractual terms of the respective contract, along with significant observable inputs, including interest rates, currency rates, credit spreads, equity prices, index dividend yields, NPR, volatility and other factors.

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

Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities and mutual funds for which values are determined consistent with similar instruments described above under “Fixed Maturity Securities” and “Equity Securities”. Separate account assets excluded from the fair value hierarchy, include investments in real estate, hedge funds and other invested assets, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At March 31, 2017 and December 31, 2016, the fair values of such investments were $619 million and $566 million, respectively.

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

Future Policy Benefits – The liability for future policy benefits is related to guarantees primarily associated with the living benefit features of certain variable annuity contracts, including guaranteed minimum accumulation benefits, guaranteed minimum

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

withdrawal benefits and guaranteed minimum income and withdrawal benefits, accounted for as embedded derivatives. The fair values of these liabilities are calculated as the present value of future expected benefit payments to contractholders less the present value of future expected rider fees attributable to the living benefit feature. This methodology could result in either a liability or contra-liability balance, given changing capital market conditions and various actuarial assumptions. Since there is no observable active market for the transfer of these obligations, the valuations are calculated using internally-developed models with option pricing techniques. The models are based on a risk neutral valuation framework and incorporate premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows. The determination of these risk premiums requires the use of management’s judgment.

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

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During the three months ended March 31, 2017 and 2016, there were no transfers between Levels 1 and 2.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Level 3 Assets and Liabilities by Price Source – The tables below present the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources.

	As of March 31, 2017
	Internal(1)	External(2)	Total
	(in thousands)
U.S Treasury securities and obligations of U.S government authorities and agencies	$0	$3,595	$3,595
Corporate securities(3)	46,854	1,962	48,816
Asset-backed securities(4)	35	88,308	88,343
Equity securities	4,008	13,264	17,272
Other long-term investments	19	0	19
Reinsurance recoverables	5,080,379	0	5,080,379
Receivables from parent and affiliates	0	0	0
Total assets	$5,131,295	$107,129	$5,238,424
Future policy benefits	$4,632,555	$0	$4,632,555
Policyholders' account balances	24,867	0	24,867
Total liabilities	$4,657,422	$0	$4,657,422

	As of December 31, 2016
	Internal(1)	External(2)	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0
Corporate securities(3)	45,715	56,841	102,556
Asset-backed securities(4)	55	19,801	19,856
Equity securities	3,014	12,831	15,845
Other long-term investments	0	0	0
Reinsurance recoverables	5,474,263	0	5,474,263
Receivables from parent and affiliates	0	6,493	6,493
Total assets	$5,523,047	$95,966	$5,619,013
Future policy benefits	$5,041,007	$0	$5,041,007
Policyholders' account balances	20,337	0	20,337
Total liabilities	$5,061,344	$0	$5,061,344

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

	As of March 31, 2017
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$46,854	Discounted cash flow	Discount rate	1.25%		11.81%		7.34%	Decrease
Reinsurance recoverables - Living Benefits	$4,640,172	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$440,207	Discounted cash flow	Lapse rate (3)	0%		12%			Decrease
			NPR spread (4)	0.19%		1.42%			Decrease
			Mortality rate (5)	0%		31%			Decrease
			Premium Payment (6)	0.65	X	0.95	X		Decrease
Liabilities:
Future policy benefits(7)	$4,632,555	Discounted cash flow	Lapse rate (8)	0%		13%			Decrease
			NPR spread (4)	0.19%		1.42%			Decrease
			Utilization rate (9)	52%		96%			Increase
			Withdrawal rate				See table footnote (10) below
			Mortality rate (11)	0%		14%			Decrease
			Equity volatility curve	14%		25%			Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$45,715	Discounted cash flow	Discount rate	4.54%		15.00%		8.06%		Decrease
		Market comparables	EBITDA multiples(2)	4.0	X	4.0	X	4.0	X	Increase
		Liquidation	Liquidation value	98.21%		98.21%		98.21%		Increase
Reinsurance recoverables - Living Benefits	$5,041,262	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$433,001	Discounted cash flow	Lapse rate(3)	0%		12%				Decrease
			NPR spread(4)	0.25%		1.50%				Decrease
			Mortality rate(5)	0%		31%				Decrease
			Premium payment(6)	0.65	X	0.95	X			Decrease
Liabilities:
Future policy benefits(7)	$5,041,007	Discounted cash flow	Lapse rate(8)	0%		13%				Decrease
			NPR spread(4)	0.25%		1.50%				Decrease
			Utilization rate(9)	52%		96%				Increase
			Withdrawal rate	See table footnote (10) below.
			Mortality rate(11)	0%		14%				Decrease
			Equity volatility curve	16%		25%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
For universal life, policyholders are assumed to pay a multiple of commissionable target premium levels (shown above and indicated as “X”). The multiples vary by funding level and policy duration. If the resulting premium in any duration is smaller than the minimum annual premium required to maintain the no-lapse guarantee, policyholders are assumed to pay the minimum annual premium. Policyholders are assumed to stop premium payments once the no-lapse guarantee is fully funded. The range shown as of March 31, 2017 excludes multiples for the first duration since all contracts are beyond the first duration. Assumption ranges for prior periods included first duration multiples.

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

(10)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2017 and December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods:

	Three Months Ended March 31, 2017
	Fixed Maturities, Available-for-Sale
	U.S. Treasury Securities and obligations of U.S. government authorities	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$0	$55,109	$32,699	$14,748	$19,856	$15,770
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	414	(62)	0	0
Asset management fees and other income	0	0	0	0	0	1,420
Included in other comprehensive income (loss)	0	8	23	422	73	0
Net investment income	0	0	24	(21)	36	0
Purchases	25	0	5,896	62	4,000	0
Sales	0	(51,430)	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	(362)	(5,156)	0	(129)	0
Transfers into Level 3(1)	0	1,472	342	0	64,507	0
Transfers out of Level 3(1)	0	(67)	(1,735)	0	0	0
Other(3)	3,570	(3,570)	0	0	0	0
Fair value, end of period	$3,595	$1,160	$32,507	$15,149	$88,343	$17,190
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$(62)	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$1,420

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2017
	Equity Securities, Available-for-Sale	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$75	$0	$5,474,263	$6,493	$(5,041,007)	$(20,337)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	11	(610,479)	0	623,193	(6,007)
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	7	0	0	0	0	0
Net investment income	0	0	0	0	0	0
Purchases	0	0	216,595	0	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	(214,741)	0
Settlements	0	0	0	0	0	1,477
Transfers into Level 3(1)	0	8	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(6,493)	0	0
Other	0	0	0	0	0	0
Fair value, end of period	$82	$19	$5,080,379	$0	$(4,632,555)	$(24,867)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(574,024)	$0	$586,992	$(6,007)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

		Three Months Ended March 31, 2016
		Fixed Maturities, Available-for-Sale
	U.S. Treasury Securities and obligations of U.S. government authorities	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
		(in thousands)
Fair value, beginning of period	$0	$55,003	$22,716	$17,773	$173,347	$18,248
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(508)	(194)	9	0
Asset management fees and other income	0	0	0	0	0	691
Included in other comprehensive income (loss)	0	0	(976)	(215)	(902)	0
Net investment income	0	0	4	5	98	0
Purchases	0	0	209	65	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	0	0
Settlements	0	0	(950)	(4,823)	(343)	0
Transfers into Level 3(1)	0	0	8,753	1,587	10,916	0
Transfers out of Level 3(1)	0	0	0	0	(58,734)	0
Other(3)	0	0	0	0	0	3,260
Fair value, end of period	$0	$55,003	$29,248	$14,198	$124,391	$22,199
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(508)	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$691

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended March 31, 2016
	Equity Securities, Available-for-Sale	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' account balances
	(in thousands)
Fair value, beginning of period	$165	$5,704	$4,940,011	$5,000	$(5,205,434)	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	0	1,625,887	(13)	(1,700,231)	0
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	(15)	0	0	34	0	0
Net investment income	0	0	0	0	0	0
Purchases	0	0	175,839	0	0	0
Sales	0	0	0	(1,988)	0	0
Issuances	0	0	0	0	(192,982)	0
Settlements	0	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,464)	0	0
Other(3)	0	(3,260)	0	0	0	0
Fair value, end of period	$150	$2,444	$6,741,737	$569	$(7,098,647)	$0
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1,655,557	$0	$(1,727,547)	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

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

	March 31, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,255,347	$1,255,347	$1,219,827
Policy loans	0	0	1,167,204	1,167,204	1,167,204
Cash and cash equivalents	50,550	65,000	0	115,550	115,550
Accrued investment income	0	88,697	0	88,697	88,697
Receivables from parent and affiliates	0	148,254	0	148,254	148,254
Other assets	0	63,860	0	63,860	63,860
Total assets	$50,550	$365,811	$2,422,551	$2,838,912	$2,803,392
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,145,799	$258,289	$1,404,088	$1,407,862
Securities sold under agreements to repurchase	0	24,714	0	24,714	24,714
Cash collateral for loaned securities	0	74,204	0	74,204	74,204
Short-term debt to affiliates	0	108,100	0	108,100	108,100
Payables to parent and affiliates	0	197,515	0	197,515	197,515
Other liabilities	0	269,492	0	269,492	269,492
Total liabilities	$0	$1,819,824	$258,289	$2,078,113	$2,081,887

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,181,582	$1,181,582	$1,150,381
Policy loans	0	0	1,166,456	1,166,456	1,166,456
Cash and cash equivalents	30,149	58,366	0	88,515	88,515
Accrued investment income	0	87,322	0	87,322	87,322
Receivables from parent and affiliates	0	76,315	0	76,315	76,315
Other assets	0	37,969	0	37,969	37,969
Total assets	$30,149	$259,972	$2,348,038	$2,638,159	$2,606,958
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,129,378	$253,007	$1,382,385	$1,386,099
Securities sold under agreements to repurchase	0	68,904	0	68,904	68,904
Cash collateral for loaned securities	0	74,976	0	74,976	74,976
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	73,628	0	73,628	73,628
Other liabilities	0	305,969	0	305,969	305,969
Total liabilities	$0	$1,652,855	$253,007	$1,905,862	$1,909,576

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value per share (or its equivalent) as a practical expedient. At March 31, 2017 and December 31, 2016, the fair values of these cost method investments were $40 million and $35 million, respectively. The carrying amounts of these investments were $34 million and $32 million as of March 31, 2017 and December 31, 2016, respectively.

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

Commercial Mortgage and Other Loans

The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life, and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the principal exit strategies and the timing for the loans, prevailing interest rates and credit risk.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets

The Company believes that due to the short-term nature of certain assets, the carrying values approximate fair values. These assets include: cash and cash equivalent instruments, accrued investment income, and other assets that meet the definition of financial instruments, including receivables, such as unsettled trades and accounts receivable.

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

6.    DERIVATIVE INSTRUMENTS

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

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

Foreign Exchange Contracts

Currency derivatives, including currency swaps and forwards, are contracts used by the Company to reduce risks from changes in currency exchange rates with respect to investments denominated in foreign currencies that the Company either holds or intends to acquire or sell.

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

Additionally, the Company has an agreement with Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty, to reinsure certain Prudential Premier® Retirement Variable Annuity business. The Company also reinsures a portion of the no-lapse guarantee provision on certain universal life products to an affiliate, UPARC. See Note 8 for additional information on these reinsurance agreements.

These embedded derivatives and reinsurance agreements, which are derivatives and accounted for in the same manner as the embedded derivatives, are carried at fair value and are marked to market through “Realized investment gains (losses), net” based on the change in value of the underlying contractual guarantees, which are determined using valuation models as described in Note 5.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Primary Risks Managed by Derivatives

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

Based on notional amounts, most of the Company’s derivatives do not qualify for hedge accounting. Derivatives that economically hedge embedded derivatives do not qualify for hedge accounting because changes in the fair value of the embedded derivatives are already recorded in net income.

	March 31, 2017			December 31, 2016
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$502,863	$39,817	$(5,959)	$435,602	$44,040	$(1,835)
Total Qualifying Hedges	$502,863	$39,817	$(5,959)	$435,602	$44,040	$(1,835)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$101,075	$7,622	$0	$101,076	$8,215	$0
Interest Rate Options	94,000	500	0	0	0	0
Foreign Currency
Foreign Currency Forwards	13,169	8	(87)	13,447	216	(20)
Credit
Credit Default Swaps	3,000	0	(274)	3,000	0	(281)
Currency/Interest Rate
Foreign Currency Swaps	99,863	7,015	(1,698)	56,626	7,789	(211)
Equity
Equity Options	776,504	35,857	(11,105)	649,807	30,624	(10,507)
Total Non-Qualifying Hedges	$1,087,611	$51,002	$(13,164)	$823,956	$46,844	$(11,019)
Total Derivatives (1)	$1,590,474	$90,819	$(19,123)	$1,259,558	$90,884	$(12,854)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $4,633 million and $5,041 million as of March 31, 2017 and December 31, 2016, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was an asset of $5,080 million and $5,474 million as of March 31, 2017 and December 31, 2016, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee from PALAC and Prudential Insurance was an asset of $4,640 million and $5,041 million, the fair value related to the Prudential Premier® Retirement Variable Annuity from Union Hamilton was zero, and the fair value related to the no-lapse guarantee from UPARC was an asset of $440 million and $433 million as of March 31, 2017 and December 31, 2016, respectively. See Note 8 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $25 million and $20 million as of March 31, 2017 and December 31, 2016, respectively. There was no related reinsurance recoverable.

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

	March 31, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$90,800	$(19,284)	$71,516	$(69,356)	$2,160
Securities purchased under agreements to resell	65,000	0	65,000	(65,000)	0
Total Assets	$155,800	$(19,284)	$136,516	$(134,356)	$2,160
Offsetting of Financial Liabilities:
Derivatives (1)	$19,123	$(19,123)	$0	$0	$0
Securities sold under agreements to repurchase	24,714	0	24,714	(24,714)	0
Total Liabilities	$43,837	$(19,123)	$24,714	$(24,714)	$0

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$90,877	$(13,019)	$77,858	$(77,858)	$0
Securities purchased under agreements to resell	58,366	0	58,366	(58,366)	0
Total Assets	$149,243	$(13,019)	$136,224	$(136,224)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$12,854	$(12,854)	$0	$0	$0
Securities sold under agreements to repurchase	68,904	0	68,904	(68,904)	0
Total Liabilities	$81,758	$(12,854)	$68,904	$(68,904)	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 10. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

	Three Months Ended March 31, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,188	$(2,421)	$(10,261)
Total cash flow hedges	0	1,188	(2,421)	(10,261)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	501	0	0	0
Currency	(128)	0	0	0
Currency/Interest Rate	2,127	0	3	0
Credit	(31)	0	0	0
Equity	5,921	0	0	0
Embedded Derivatives	(36,607)	0	0	0
Total non-qualifying hedges	(28,217)	0	3	0
Total	$(28,217)	$1,188	$(2,418)	$(10,261)

	Three Months Ended March 31, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,405	$(1,899)	$(17,099)
Total cash flow hedges	0	1,405	(1,899)	(17,099)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	189,927	0	0	0
Currency	(126)	0	0	0
Currency/Interest Rate	(1,095)	0	(10)	0
Credit	(241)	0	0	0
Equity	(3,314)	0	0	0
Embedded Derivatives	(115,504)	0	0	0
Total non-qualifying hedges	69,647	0	(10)	0
Total	$69,647	$1,405	$(1,909)	$(17,099)

(1)	Amounts deferred in AOCI.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

For the three months ended March 31, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2016	$40,931
Net deferred gains (losses) on cash flow hedges from January 1 to March 31, 2017	(7,128)
Amounts reclassified into current period earnings	(3,133)
Balance, March 31, 2017	$30,670

Using March 31, 2017 values, it is estimated that a pre-tax gain of $5 million will be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2018, offset by amounts pertaining to the hedged items. As of March 31, 2017, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 18 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

As of March 31, 2017 and December 31, 2016, the Company has not written credit protection.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. As of March 31, 2017 and December 31, 2016, the Company has outstanding notional amounts of $3 million reported at fair value as a liability of $0.3 million for both periods.

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

7.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of March 31, 2017 and December 31, 2016, the outstanding balances on these commitments were $45 million and $49 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of March 31, 2017 and December 31, 2016, $249 million and $133 million, respectively, of these commitments were outstanding.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of March 31, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $30 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

For a discussion of the Company's litigations and regulatory matters, see Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company (“PARCC”), UPARC, Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, Gibraltar Universal Life Reinsurance Company ("GUL Re"), its parent company Prudential Insurance, third parties, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate its capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit guarantees contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Realized investment gains and losses include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit guarantees on variable annuities to PALAC excluding the PLNJ business which was reinsured to Prudential Insurance. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. The Company has also entered into an agreement with UPARC to reinsure a portion of the no-lapse guarantee provision on certain universal life products. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. See Note 6 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Reinsurance recoverables	$29,009,729	$28,674,226
Policy loans	(87,977)	(87,112)
Deferred policy acquisition costs	(6,581,824)	(6,482,889)
Deferred sales inducements	(606,301)	(615,117)
Other assets(1)	231,001	226,347
Policyholders’ account balances	4,985,550	4,978,859
Future policy benefits	2,927,105	2,833,327
Other liabilities(2)	398,051	410,376

(1)	“Other assets” includes $0.1 million of unaffiliated activity as of both March 31, 2017 and December 31, 2016.

(2)	“Other liabilities” includes $32 million and $28 million of unaffiliated activity as of March 31, 2017 and December 31, 2016, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	March 31, 2017	December 31, 2016
	(in thousands)
PAR U	$10,695,767	$10,514,125
PALAC	7,392,109	7,706,860
PURC	3,310,211	3,153,449
PARCC	2,622,411	2,589,397
PAR Term	1,449,910	1,403,738
Prudential of Taiwan	1,338,239	1,246,241
Prudential Insurance	952,767	976,652
Term Re	690,793	593,084
UPARC	482,004	467,904
GUL Re	55,524	0
Unaffiliated	19,994	22,776
Total reinsurance recoverables	$29,009,729	$28,674,226

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	2017	2016(1)
	(in thousands)
Premiums:
Direct	$417,993	$391,180
Assumed(2)	66	148
Ceded	(412,302)	(373,413)
Net premiums	5,757	17,915
Policy charges and fee income:
Direct	781,561	732,890
Assumed	116,339	194,313
Ceded(3)	(769,898)	(400,641)
Net policy charges and fee income	128,002	526,562
Net investment income:
Direct	90,401	106,137
Assumed	360	345
Ceded	(1,146)	(1,030)
Net investment income	89,615	105,452
Asset administration fees:
Direct	80,999	72,791
Assumed	0	0
Ceded	(76,812)	0
Net asset administration fees	4,187	72,791
Other income:
Direct	15,438	11,695
Assumed(4)	551	(41)
Ceded	(12)	0
Amortization of reinsurance income	0	1,868
Net other income	15,977	13,522
Realized investment gains (losses), net:
Direct	622,126	(1,534,352)
Assumed	0	(39)
Ceded(5)	(654,705)	1,589,542
Realized investment gains (losses), net	(32,579)	55,151
Policyholders’ benefits (including change in reserves):
Direct	685,495	618,143
Assumed(6)	129,137	260,876
Ceded(7)	(743,145)	(778,289)
Net policyholders’ benefits (including change in reserves)	71,487	100,730
Interest credited to policyholders’ account balances:
Direct	98,917	213,482
Assumed	33,934	33,835
Ceded	(88,091)	(60,886)
Net interest credited to policyholders’ account balances	44,760	186,431
Net reinsurance expense allowances, net of capitalization and amortization	(362,236)	(92,068)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
Prior period amounts in the table above have been revised to correct previously reported numbers. These prior periods revisions have also been reflected in the Unaudited Interim Consolidated Financial Statements. See Note 11 for a more detailed description of the revision.

(2)	"Premiums assumed" includes $0.1 million of unaffiliated activity for both the three months ended March 31, 2017 and 2016.

(3)	"Policy charges and fee income ceded" includes $(0.7) million and $(0.2) million of unaffiliated activity for the three months ended March 31, 2017 and 2016, respectively.

(4)	"Other income assumed" includes $0.6 million and $0.0 million of unaffiliated activity for the three months ended March 31, 2017 and 2016, respectively.

(5)	“Realized investment gains (losses), net ceded” includes $(8) million and $25 million of unaffiliated activity for the three months ended March 31, 2017 and 2016, respectively.

(6)	"Policyholders' benefits (including change in reserves) assumed" includes $0.4 million and $0.2 million of unaffiliated activity for the three months ended March 31, 2017 and 2016, respectively.

(7)	"Policyholders' benefits (including change in reserves) ceded" includes $3 million and $2 million of unaffiliated activity for the three months ended March 31, 2017 and 2016, respectively.

The gross and net amounts of life insurance face amount in force as of March 31, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Direct gross life insurance face amount in force	$840,190,324	$783,961,855
Assumed gross life insurance face amount in force	42,499,716	43,367,167
Reinsurance ceded	(817,213,475)	(765,067,750)
Net life insurance face amount in force	$65,476,565	$62,261,272

Information regarding significant affiliated reinsurance arrangements is described below.

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

PALAC

Effective April 1, 2016, the Company entered into a reinsurance agreement with PALAC, to reinsure its variable annuity base contracts, along with the living benefit guarantees, excluding business reinsured externally and the PLNJ business, which was reinsured to Prudential Insurance. See Note 1 for additional information related to the Variable Annuities Recapture.

PURC

Pruco Life reinsures an amount equal to 70% of all the risks associated with its Universal Protector policies having no lapse guarantees as well as its Universal Plus policies, with effective dates from January 1, 2011 through December 31, 2013, with PURC and 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as Universal Plus policies, with effective dates from January 1, 2014 through December 31, 2016.

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

UPARC

Pruco Life reinsures Universal Protector policies having no-lapse guarantees with effective dates through December 31, 2013 with UPARC. UPARC reinsures an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies.

GUL Re

Effective January 1, 2017, Pruco Life entered into an automatic coinsurance agreement with GUL Re to reinsure an amount equal to 95% of all the risks associated with Universal Protector policies having no-lapse guarantees, as well as Universal Plus policies, with effective dates on or after January 1, 2017.

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

9. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the three months ended March 31, 2017 and 2016, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(402)	$71,377	$70,975
Change in OCI before reclassifications	23	23,059	23,082
Amounts reclassified from AOCI	0	4,144	4,144
Income tax benefit (expense)	(8)	(9,521)	(9,529)
Balance, March 31, 2017	$(387)	$89,059	$88,672

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(397)	$65,202	$64,805
Change in OCI before reclassifications	219	162,282	162,501
Amounts reclassified from AOCI	0	14,924	14,924
Income tax benefit (expense)	(76)	(62,022)	(62,098)
Balance, March 31, 2016	$(254)	$180,386	$180,132

(1)
Includes cash flow hedges of $31 million and $41 million as of March 31, 2017 and December 31, 2016, respectively, and $31 million and $48 million as of March 31, 2016 and December 31, 2015, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$3,133	$(827)
Net unrealized investment gains (losses) on available-for-sale securities(4)	(7,277)	(14,097)
Total net unrealized investment gains (losses)	(4,144)	(14,924)
Total reclassifications for the period	$(4,144)	$(14,924)

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 6 for additional information on cash flow hedges.

(4)
See table below for additional information on unrealized investment gains (losses), including the impact on deferred policy acquisition costs and other costs, future policy benefits and policyholders’ account balances.

Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on securities classified as available-for-sale and certain other long-term investments and other assets are included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from "Other comprehensive income (loss)" those items that are included as part of “Net income” for a period that had been part of "Other comprehensive income (loss)" in earlier periods. The amounts for the periods indicated below, split between amounts related to fixed maturity securities on which an OTTI loss has been recognized, and all other net unrealized investment gains (losses), are as follows:

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$4,883	$(1,559)	$1,279	$(1,643)	$2,960
Net investment gains (losses) on investments arising during the period	54	0	0	(19)	35
Reclassification adjustment for (gains) losses included in net income	(541)	0	0	189	(352)
Reclassification adjustment for OTTI losses excluded from net income(1)	(42)	0	0	15	(27)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	396	0	(139)	257
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	(372)	130	(242)
Balance, March 31, 2017	$4,354	$(1,163)	$907	$(1,467)	$2,631

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders’ Account Balances(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$107,549	$(17,235)	$14,774	$(36,671)	$68,417
Net investment gains (losses) on investments arising during the period	32,468	0	0	(11,364)	21,104
Reclassification adjustment for (gains) losses included in net income	(3,603)	0	0	1,261	(2,342)
Reclassification adjustment for OTTI losses excluded from net income(1)	42	0	0	(15)	27
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(4,111)	0	1,439	(2,672)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders’ account balances	0	0	2,912	(1,018)	1,894
Balance, March 31, 2017	$136,456	$(21,346)	$17,686	$(46,368)	$86,428

(1)	Includes cash flow hedges. See Note 6 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(3)	Balances are net of reinsurance.

10.    RELATED PARTY TRANSACTIONS

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The expense charged to the Company for the deferred compensation program was $3 million and $1 million for the three months ended March 31, 2017 and 2016, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $6 million and $5 million for the three months ended March 31, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $7 million for both the three months ended March 31, 2017 and 2016.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $3 million and $2 million for the three months ended March 31, 2017 and 2016, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $155 million and $174 million for the three months ended March 31, 2017 and 2016, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $17 million and $15 million for the three months ended March 31, 2017 and 2016, respectively.

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,539 million at March 31, 2017 and $3,367 million at December 31, 2016. Fees related to these COLI policies were $12 million and $11 million for the three months ended March 31, 2017 and 2016, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million and $5 million for the three months ended March 31, 2017 and 2016, respectively. These expenses are recorded as “Net investment income” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 6 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $107 million and $100 million as of March 31, 2017 and December 31, 2016, respectively. "Net investment income" related to these ventures includes a gain of $4 million and a loss of $4 million for the three months ended March 31, 2017 and 2016, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and Prudential Investments LLC ("Prudential Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and Prudential Investments related to this agreement was $77 million and $69 million for the three months ended March 31, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company has a revenue sharing agreement with Prudential Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from Prudential Investments related to this agreement was $3 million for both the three months ended March 31, 2017 and 2016. These revenues are recorded as “Asset administration fees” in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Other assets” at March 31, 2017 and December 31, 2016 were as follows:

	Maturity Dates			Interest Rates			March 31, 2017	December 31, 2016
							(in thousands)
U.S. Dollar floating rate notes			2028	2.31%	-	2.45%	$6,518	$0
U.S. Dollar fixed rate notes	2022	-	2028	0.00%	-	14.85%	130,876	137,636
Total long-term notes receivable - affiliated(1)							$137,394	$137,636

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $0.8 million and $1 million at March 31, 2017 and December 31, 2016, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended March 31, 2017 and 2016, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2017 and for the year ended December 31, 2016, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	Additional Paid-in Capital, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss), Net of Tax
				(in thousands)
Prudential Insurance	March 2016	Sale	Fixed Maturities & Short-Term Investments	$88,783	$88,875	$(60)	$0
PALAC	January 2017	Purchase	Fixed Maturities & Short-Term Investments	$29	$29	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $2 billion from affiliates to meet its capital and other funding needs. During the second quarter of 2016, the Company prepaid $125 million of its debt and reassigned all the remaining debt to PALAC and Prudential Insurance as part of the Variable Annuities Recapture. See Note 1 for additional information on the reassignment effective April 1, 2016. The following table provides the breakout of the Company’s short-term and long-term debt with affiliates:

Affiliate	Date Issued	Amount of Notes - March 31, 2017	Amount of Notes - December 31, 2016	Interest Rate			Date of Maturity
		(in thousands)
Prudential Funding, LLC	3/31/2017	$108,100	$0	0.94%	-	1.10%	4/3/2017	-	4/28/2017
Total Loans Payable to Affiliates		$108,100	$0

The total interest expense to the Company related to loans payable to affiliates was $0.2 million and $11 million for the three months ended March 31, 2017 and 2016, respectively.

Contributed Capital and Dividends

In March 2017, the Company received a capital contribution in the amount of $5 million from Prudential Insurance. In March and June 2016, the Company received capital contributions in the amounts of $5 million and $200 million, respectively, from Prudential Insurance.

Through March 31, 2017, the Company did not pay any dividends. In April 2016, the Company paid a dividend in the amount of $2,593 million to Prudential Insurance.

Reinsurance with affiliates

As discussed in Note 8, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11.    REVISION TO PRIOR YEAR INFORMATION

Revisions to 2016 Consolidated Financial Statements

In 2016, the Company identified errors in the calculation of reserves for certain individual life insurance products that impacted several line items within our previously issued consolidated financial statements. Prior period amounts have been revised in the financial statements and related disclosures to correct these errors. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly financial statements.

Management assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the consolidated financial statements as of and for the three months ended March 31, 2016, which are presented herein, have been revised.

The following are selected line items from the consolidated financial statements illustrating the effects of these revisions:

Consolidated Statements of Operations and Comprehensive Income (Loss)

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

Consolidated Statements of Equity

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of March 31, 2017, compared with December 31, 2016, and its consolidated results of operations for the three months ended March 31, 2017 and 2016. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Regulatory Developments

DOL Fiduciary Rule
In April, 2017 the U.S. Department of Labor (“DOL”) announced a 60-day delay of the applicability date of its new fiduciary rules from April 10, 2017 to June 9, 2017 to allow for an examination of the rules as directed by President Trump in February 2017. In addition, the DOL notice changed certain aspects of the rules’ requirements during the new transition period, which is June 9, 2017 through January 1, 2018.  We are reviewing the delay notice to determine how it will affect us during the new transition period.

Presidential Memorandum Regarding the Financial Stability Oversight Council

In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's process for designating non-bank financial companies for supervision by the
Board of Governors of the Federal Reserve System and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the memorandum will ultimately have on the designation process or the Company.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Effective February 25, 2013, the Advanced Series Trust (“AST”) adopted a Rule 12b-1 Plan under the Investment Company Act of 1940 with respect to most of the AST portfolios that are offered through the Company’s variable annuity and variable life insurance products. Under the Rule 12b-1 Plan, AST pays an affiliate of the Company for distribution and administrative services. In June 2015, AST received shareholder approval to amend the Rule 12b-1 Plan. Effective July 1, 2015, there was an increase in the amount AST pays the Company's affiliate for distribution and administrative services with respect to these portfolios. However, there was also a reduction in contractual investment management fees. In addition, due to the revised Rule 12b-1 Plan, the asset administration fees received by the Company from AST Investment Services, Inc., and related distribution expenses of the Company, have decreased.

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

See “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risks that have materially affected and may affect in the future the Company’s business, results of operations or financial condition, or cause the Company’s actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company.

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

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 66% of our net individual life insurance in force at March 31, 2017, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 19% of our net individual life insurance in force at March 31, 2017, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 12% of our net individual life insurance in force at March 31, 2017, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products, which represent 3% of our net individual life insurance in force at March 31, 2017. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

Accounting Policies & Pronouncements

Application of Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the application of accounting policies that often involve a significant degree of judgment. Management reviews estimates and assumptions used in the preparation of financial statements on an ongoing basis. If management determines that modifications in assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Unaudited Interim Consolidated Financial Statements could change significantly.

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

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit features of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 10 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of March 31, 2017, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 4.7% near-term mean reversion equity rate of return.

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

For additional information on our policies for DAC and other costs and for the remaining critical accounting estimates listed above, see our Annual Report on Form 10-K for the year ended December 31, 2016, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Accounting Policies & Pronouncements-Application of Critical Accounting Estimates”.

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.

Changes in Financial Position

March 31, 2017 versus December 31, 2016

Total assets increased $4.4 billion, from $155.7 billion at December 31, 2016 to $160.1 billion at March 31, 2017. Significant components were:

•	Separate account assets increased $3.8 billion, primarily driven by favorable fund performance, partially offset by policy charges.

•
Reinsurance recoverables increased $0.3 billion. The increase was primarily driven by the impact of universal and term life business growth and the Hartford GUL business ceded to PAR U, which increased ceded reserves, partially offset by a decrease in the reinsured variable annuity living benefit liabilities resulting from a decrease in future expected benefit payments driven by equity market appreciation and rising rates.

•	Total investments increased $0.1 billion, primarily driven by continued business growth of universal life and term life.

Total liabilities increased $4.4 billion, from $153.2 billion at December 31, 2016 to $157.6 billion at March 31, 2017. Significant components were:

•	Separate account liabilities increased $3.8 billion, corresponding to the increase in separate account assets described above.

•	Policyholders’ account balances increased $0.4 billion, primarily driven by universal life business growth.

•
Future policy benefits increased $0.1 billion, primarily driven by term life and universal life business growth, and an increase in Hartford GUL reserves, partially offset by a decrease in variable annuity living benefit liability reserves, as discussed above.

Total equity remained relatively flat, from $2.5 billion at December 31, 2016 to $2.6 billion at March 31, 2017.

Results of Operations

Income (loss) from Operations before Income Taxes

2017 to 2016 Three Months Comparison.

Income (loss) from operations before income taxes increased $0.4 billion from a loss of $0.4 billion in the first quarter of 2016 to income of $0.0 billion in the first quarter of 2017. Amortization of DAC and other costs resulted in a favorable variance of $0.8 billion, driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates. This was partially offset by a $0.4 billion decline in net fee income driven by the ceding of the annuities business to PALAC and Prudential Insurance as of April 1, 2016.

Revenues, Benefits and Expenses

2017 to 2016 Three Months Comparison

Revenues decreased $0.6 billion from $0.8 billion in the first quarter of 2016 to $0.2 billion in the first quarter of 2017, primarily driven by a decline in policy charges and fee income, and asset administration fees of $0.5 billion primarily due to the ceding of the annuities business, as described above. Realized investment gains (losses) decreased by $0.1 billion primarily driven by the results of the reinsured embedded derivative related to the no-lapse guarantee.

Benefits and expenses decreased $1.0 billion from $1.2 billion in the first quarter of 2016 to $0.2 billion in the first quarter of 2017, primarily driven by a favorable variance of $0.8 billion in amortization of deferred policy acquisition costs and interest credited to policyholders’ account balances, as described above. General, administrative and other expenses decreased $0.2 billion primarily driven by the commission and expense allowance as part of the Variable Annuities Recapture.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) the risks associated with Individual Annuities’ products; (ii) our strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December, 31, 2016.

The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected earnings and profitability is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. We currently manage our exposure to certain risks driven by capital markets fluctuations primarily through a combination of Product Design Features, an Asset Liability Management ("ALM") Strategy and External Reinsurance.

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate accounts. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

Asset Liability Management Strategy (including fixed income instruments and derivatives)

The current ALM strategy utilizes a combination of both traditional fixed income instruments and derivatives to defray potential claims associated with our variable annuity living benefit guarantees. The economic liability that PALAC and Prudential Insurance seek to manage with this ALM strategy consists of expected living benefit claims under less severe market conditions, which are managed through the accumulation of fixed income instruments, and potential living benefit claims resulting from more severe market conditions, which are hedged using derivative instruments. For the portion of the ALM strategy executed with derivatives, PALAC and Prudential Insurance enter into a range of exchange-traded, cleared, and over-the-counter (“OTC”) equity and interest rate derivatives, including, but not limited to: equity and treasury futures; total return and interest rate swaps; and options including equity options, swaptions, and floors and caps.

The valuation of the economic liability that PALAC and Prudential Insurance seek to defray excludes certain items that are included within the U.S. GAAP liability, such as non-performance risk (“NPR”) (in order to maximize protection irrespective of the possibility of default), as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. Since the ALM strategy is conducted in PALAC and Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

The change in hedge strategy had no impact on how we value or account for the living benefit guarantees under U.S. GAAP.

External Reinsurance

Between April 1, 2015 and December 31, 2016, we reinsured approximately 50% of the new business related to "highest daily" living benefit guarantees on our Highest Daily Lifetime Income ("HDI") v.3.0 product to Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty. During that time period, we ceded approximately $2.9 billion of new rider premiums to Union Hamilton under this agreement. This reinsurance remains in force for the duration of the underlying annuity contract.

Income Taxes

For information regarding income taxes, see Note 4 to the Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources

This section supplements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of Prudential Financial, Prudential Insurance and the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon through our periodic planning process. We believe that cash flows from available sources of funds are sufficient to satisfy the current liquidity requirements of Prudential Insurance, Prudential Financial and the Company, including under reasonably foreseeable stress scenarios. Prudential Financial has a capital management framework in place that governs the allocation of capital and approval of capital uses. Prudential Financial and the Company also employ a “Capital Protection Framework” to ensure the availability of capital resources to maintain adequate capitalization and competitive risk-based capital ("RBC") ratios under various stress scenarios.

Prudential Financial is a "Designated Financial Company" under the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"). As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board has identified Prudential Financial as a global systemically important insurer ("G-SII"). For information on these regulatory initiatives and their potential impact on us, see "Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the National Association of Insurance Commissioners (“NAIC”). RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of March 31, 2017 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Capital Protection Framework

Prudential Financial and the Company employ a Capital Protection Framework (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses.

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

Affiliated Captive Reinsurance Companies

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our use of captive reinsurance companies.

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, we recaptured the risks related to our variable annuity living benefit guarantees that were previously reinsured to Pruco Re, as discussed above, in the Variable Annuities Recapture.

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
Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2017 and December 31, 2016 the Company had liquid assets of $5,911 million and $5,802 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $160 million and $133 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, $5,271 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated high or highest quality based on NAIC or equivalent rating. The remaining $420 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those affiliated captives are treated as capital for statutory purposes. As of March 31, 2017, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $10.15 billion of surplus notes in return for the receipt of credit-linked notes ("Credit-Linked Note Structures"). Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of March 31, 2017, an aggregate of $7.86 billion of surplus notes was outstanding under our affiliated captives' Credit-Linked Note Structures, reflecting an increase of $100 million from December 31, 2016.

As of March 31, 2017, our affiliated captive reinsurance companies had outstanding an aggregate of $3.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $2.4 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable affiliated captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of March 31, 2017, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

The NAIC’s actuarial guideline known as “AG 48” requires us to hold cash and rated securities in greater amounts than we previously held to support economic reserves for certain of our term and universal life policies reinsured to a captive. The additional asset requirement as of December 31, 2015, was approximately $400 million and the requirement as of December 31, 2016 was an additional $600 million, for a total additional asset requirement of approximately $1.0 billion. The additional asset requirement of $1.0 billion was funded using a combination of existing assets and newly purchased assets sourced from affiliated financing. We believe our affiliated captive reinsurance companies have sufficient internal and affiliated resources to satisfy the additional asset requirement through 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of March 31, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of March 31, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 7 to the Unaudited Interim Consolidated Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our businesses presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by or on behalf of the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Pruco Life Insurance Company

By:	/s/ John Chieffo
Name:	John Chieffo
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: May 11, 2017