Form 10-Q
period 2017-06-30
PRUCO LIFE INSURANCE CO
filed 2017-08-11
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of August 11, 2017, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the Registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
June 30, 2017 and December 31, 2016 (in thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017 – $5,638,821; 2016 – $5,552,911)	$5,861,550	$5,617,549
Equity securities, available-for-sale, at fair value (cost: 2017 – $20,754; 2016 – $16,390)	22,443	16,756
Trading account assets, at fair value	38,956	35,328
Policy loans	1,173,325	1,166,456
Short-term investments	14,004	36,657
Commercial mortgage and other loans	1,211,936	1,150,381
Other long-term investments	347,302	344,463
Total investments	8,669,516	8,367,590
Cash and cash equivalents	106,822	96,157
Deferred policy acquisition costs	1,380,368	1,341,093
Accrued investment income	88,418	87,322
Reinsurance recoverables	31,695,151	28,674,226
Receivables from parent and affiliates	292,179	213,952
Other assets	292,213	279,222
Separate account assets	123,157,036	116,606,428
TOTAL ASSETS	$165,681,703	$155,665,990
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$19,409,808	$18,894,893
Future policy benefits	18,725,693	16,503,260
Securities sold under agreements to repurchase	0	68,904
Cash collateral for loaned securities	51,489	74,976
Income taxes	157,368	97,400
Short-term debt to affiliates	35,951	0
Payables to parent and affiliates	119,628	73,628
Other liabilities	1,048,663	849,698
Separate account liabilities	123,157,036	116,606,428
TOTAL LIABILITIES	162,705,636	153,169,187
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	991,937	986,062
Retained earnings	1,826,502	1,437,266
Accumulated other comprehensive income	155,128	70,975
TOTAL EQUITY	2,976,067	2,496,803
TOTAL LIABILITIES AND EQUITY	$165,681,703	$155,665,990

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2017 and 2016 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES
Premiums	$17,077	$(852,092)	$22,834	$(834,177)
Policy charges and fee income	(132,525)	58,931	(4,523)	585,493
Net investment income	91,041	78,619	180,656	184,071
Asset administration fees	4,390	3,604	8,577	76,395
Other income	14,148	(8,599)	30,125	4,923
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,479)	(248)	(5,891)	(16,597)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	358	139	366	338
Other realized investment gains (losses), net	277,711	860,571	249,536	931,872
Total realized investment gains (losses), net	276,590	860,462	244,011	915,613
TOTAL REVENUES	270,721	140,925	481,680	932,318
BENEFITS AND EXPENSES
Policyholders’ benefits	(204,017)	(472,610)	(132,530)	(371,880)
Interest credited to policyholders’ account balances	45,967	27,976	90,727	214,407
Amortization of deferred policy acquisition costs	41,183	(10,342)	57,455	629,245
General, administrative and other expenses	49,585	(133,138)	106,404	103,814
TOTAL BENEFITS AND EXPENSES	(67,282)	(588,114)	122,056	575,586
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	338,003	729,039	359,624	356,732
Income tax expense (benefit)	(11,161)	5,055	(29,612)	(39,053)
NET INCOME (LOSS)	$349,164	$723,984	$389,236	$395,785
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	126	(98)	149	121
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	106,332	182,367	129,391	344,649
Reclassification adjustment for (gains) losses included in net income (loss)	(4,219)	(88,601)	(75)	(73,677)
Net unrealized investment gains (losses)	102,113	93,766	129,316	270,972
Other comprehensive income (loss), before tax	102,239	93,668	129,465	271,093
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	44	(35)	52	42
Net unrealized investment gains (losses)	35,739	32,818	45,260	94,840
Total	35,783	32,783	45,312	94,882
Other comprehensive income (loss), net of tax	66,456	60,885	84,153	176,211
COMPREHENSIVE INCOME (LOSS)	$415,620	$784,869	$473,389	$571,996

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Six Months Ended June 30, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$986,062	$1,437,266	$70,975	$2,496,803
Contributed capital		5,000			5,000
Dividend to parent			0		0
Contributed (distributed) capital-parent/child asset transfers		875			875
Comprehensive income (loss):
Net income (loss)			389,236		389,236
Other comprehensive income (loss), net of tax				84,153	84,153
Total comprehensive income (loss)					473,389
Balance, June 30, 2017	$2,500	$991,937	$1,826,502	$155,128	$2,976,067

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$779,973	$3,635,147	$64,805	$4,482,425
Contributed capital		205,000			205,000
Dividend to parent			(2,593,519)		(2,593,519)
Contributed (distributed) capital-parent/child asset transfers		1,090			1,090
Comprehensive income (loss):
Net income (loss)			395,785		395,785
Other comprehensive income (loss), net of tax				176,211	176,211
Total comprehensive income (loss)					571,996
Balance, June 30, 2016	$2,500	$986,063	$1,437,413	$241,016	$2,666,992

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016 (in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$389,236	$395,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(73,450)	62,525
Interest credited to policyholders’ account balances	90,727	214,407
Realized investment (gains) losses, net	(244,011)	(915,613)
Amortization and other non-cash items	(33,396)	(21,890)
Change in:
Future policy benefits	1,006,435	504,822
Reinsurance recoverables	(1,143,319)	(325,559)
Accrued investment income	(1,096)	18,952
Net payables to/receivables from parent and affiliates	(31,547)	(33,754)
Deferred policy acquisition costs	(65,248)	426,713
Income taxes	14,183	(67,990)
Deferred sales inducements	0	(1,825)
Derivatives, net	6,735	(182,828)
Other, net	104,107	(260,195)
Cash flows from (used in) operating activities	19,356	(186,450)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	687,224	838,298
Short-term investments	51,631	238,471
Policy loans	71,180	71,542
Ceded policy loans	(7,370)	(4,807)
Commercial mortgage and other loans	92,278	159,171
Other long-term investments	9,070	3,365
Equity securities, available-for-sale	510	28,452
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(831,056)	(1,410,624)
Short-term investments	(28,983)	(225,819)
Policy loans	(54,565)	(60,677)
Ceded policy loans	9,320	8,355
Commercial mortgage and other loans	(150,040)	(133,580)
Other long-term investments	(17,030)	(18,853)
Equity securities, available-for-sale	(5,000)	(5,000)
Notes receivable from parent and affiliates, net	4,888	19,100
Derivatives, net	(219)	(5,019)
Other, net	(2,993)	0
Cash flows from (used in) investing activities	(171,155)	(497,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	2,283,780	2,105,500
Ceded policyholders’ account deposits	(1,525,820)	(1,123,608)
Policyholders’ account withdrawals	(1,375,912)	(1,252,615)
Ceded policyholders’ account withdrawals	832,659	522,712
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(92,390)	116,272
Contributed capital	0	405,321
Contributed (distributed) capital - parent/child asset transfers	1,347	1,676
Net change in financing arrangements (maturities 90 days or less)	35,951	0
Repayments of debt (maturities longer than 90 days)	0	(125,000)
Drafts outstanding	2,849	(9,657)
Cash flows from (used in) financing activities	162,464	640,601
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,665	(43,474)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	96,157	370,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,822	$326,812

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

Revision to Prior Period Consolidated Financial Statements

In 2016, the Company identified errors in the calculation of reserves for certain individual life insurance products that impacted several line items within our previously issued consolidated financial statements. Prior period amounts have been revised in the Consolidated Financial Statements and related disclosures to correct these errors. In addition, the Company identified errors in the presentation of certain activity related to the Variable Annuities Recapture that impacted several line items within our previously issued Consolidated Statements of Cash Flows. While these items affect the subtotals of cash flows from operating, investing and financing activities, they have no impact on the net increase (decrease) in cash and cash equivalents for the previous reported periods. Prior period amounts presented have been revised. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly or annual financial statements. See Note 11 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting for Certain Reinsurance Contracts in our Individual Life business

During the second quarter of 2017, the Company recognized a pre-tax charge of $2 million, reflecting a change in estimate of reinsurance cash flows associated with universal life products as well as a change in method of reflecting these cash flows in the financial statements. Under the previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, reinsurance cash flows (e.g., premiums and recoveries) were generally recognized as they occurred. Under the new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, the way in which reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves and DAC was also revised. The change represents a change in accounting estimate effected by a change in accounting principle and is included within the Company’s annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cash flow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. This new methodology is viewed as preferable as the Company believes it better reflects the economics of reinsurance transactions by aligning the results of reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above.

The impacts of the pre-tax charge of $2 million in the second quarter of 2017 were as follows:

Impact of Change in Accounting for Certain Reinsurance Contracts(1)
(in millions)
Decrease in Policy charges and fee income	$(236)
Decrease in Policyholders' benefits	253
Increase in Amortization of deferred policy acquisition costs	(19)
Pre-tax charge to income	$(2)

(1)
The corresponding impacts to the Consolidated Statement of Financial Position were a $284 million increase in "Other liabilities", a $247 million increase in "Reinsurance recoverables", a $48 million decrease in "Policyholders’ account balances", a $19 million decrease in "Deferred policy acquisition costs" and a $6 million decrease in "Future policy benefits".

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

There have been no ASU adopted during the six months ended June 30, 2017.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of the reporting date June 30, 2017

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The ASU is based on the core principle that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, and assets recognized from the costs to obtain or fulfill a contract with a customer. Revenue recognition for insurance contracts and financial instruments is explicitly scoped out of the standard.
January 1, 2018 using the modified retrospective method.
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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., loans held for investment, debt securities held to maturity, reinsurance receivables, net investments in leases and loan commitments). The model requires an entity to estimate lifetime credit losses related to such financial assets and exposures based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also modifies the current other-than-temporary impairment standard for available-for-sale debt securities to require the use of an allowance rather than a direct write down of the investment, and replaces existing standard for purchased credit deteriorated loans and debt securities.

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
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$95,520	$5,135	$0	$100,655	$0
Obligations of U.S. states and their political subdivisions	686,940	27,252	1,949	712,243	0
Foreign government bonds	115,402	4,815	1,269	118,948	0
Public utilities	816,165	54,330	4,154	866,341	0
Redeemable preferred stock	4,015	992	0	5,007	0
All other U.S. public corporate securities	1,797,250	106,329	10,871	1,892,708	(215)
All other U.S. private corporate securities	718,723	20,672	1,981	737,414	0
All other foreign public corporate securities	197,635	12,336	1,157	208,814	0
All other foreign private corporate securities	674,554	19,980	15,720	678,814	0
Asset-backed securities(1)	114,220	1,660	30	115,850	(150)
Commercial mortgage-backed securities	341,845	6,376	2,846	345,375	0
Residential mortgage-backed securities(2)	76,552	3,054	225	79,381	(240)
Total fixed maturities, available-for-sale	$5,638,821	$262,931	$40,202	$5,861,550	$(605)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$20,700	$1,643	$0	$22,343
Public utilities	54	3	0	57
Industrial, miscellaneous & other	0	43	0	43
Total equity securities, available-for-sale	$20,754	$1,689	$0	$22,443

(1)	Includes credit-tranched securities collateralized by auto loans, education loans, and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in "Accumulated other comprehensive income (loss)" ("AOCI"), which were not included in earnings. Amount excludes $1.5 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$154,180	$6,593	$33	$160,740	$0
Obligations of U.S. states and their political subdivisions	618,447	14,592	6,553	626,486	0
Foreign government bonds	111,025	2,143	4,386	108,782	0
Public utilities	706,536	33,950	10,519	729,967	0
Redeemable preferred stock	4,136	834	156	4,814	0
All other U.S. public corporate securities	1,802,350	67,908	28,846	1,841,412	(215)
All other U.S. private corporate securities	714,776	14,555	7,702	721,629	(236)
All other foreign public corporate securities	216,428	7,371	4,127	219,672	0
All other foreign private corporate securities	577,761	4,866	33,455	549,172	0
Asset-backed securities(1)	184,414	5,164	562	189,016	(2,534)
Commercial mortgage-backed securities	382,717	5,783	5,829	382,671	0
Residential mortgage-backed securities(2)	80,141	3,355	308	83,188	(274)
Total fixed maturities, available-for-sale	$5,552,911	$167,114	$102,476	$5,617,549	$(3,259)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$16,324	$441	$124	$16,641
Public utilities	66	2	28	40
Industrial, miscellaneous & other	0	75	0	75
Total equity securities, available-for-sale	$16,390	$518	$152	$16,756

(1)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in AOCI, which were not included in earnings. Amount excludes $8.1 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	71,496	1,949	0	0	71,496	1,949
Foreign government bonds	26,016	1,078	1,829	191	27,845	1,269
Public utilities	108,206	2,731	18,038	1,423	126,244	4,154
Redeemable preferred stock	0	0	0	0	0	0
All other U.S. public corporate securities	226,550	5,705	68,782	5,166	295,332	10,871
All other U.S. private corporate securities	104,322	1,341	29,038	640	133,360	1,981
All other foreign public corporate securities	30,058	768	3,480	389	33,538	1,157
All other foreign private corporate securities	38,069	786	139,085	14,934	177,154	15,720
Asset-backed securities	30,341	27	380	3	30,721	30
Commercial mortgage-backed securities	134,329	2,846	210	0	134,539	2,846
Residential mortgage-backed securities	18,861	220	820	5	19,681	225
Total fixed maturities, available-for-sale	$788,248	$17,451	$261,662	$22,751	$1,049,910	$40,202
Equity securities, available-for-sale	$54	$0	$0	$0	$54	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$603	$33	$0	$0	$603	$33
Obligations of U.S. states and their political subdivisions	239,146	6,553	0	0	239,146	6,553
Foreign government bonds	81,074	4,055	1,690	331	82,764	4,386
Public utilities	207,226	7,847	21,394	2,672	228,620	10,519
Redeemable preferred stock	0	0	0	156	0	156
All other U.S. public corporate securities	568,763	20,695	73,575	8,151	642,338	28,846
All other U.S. private corporate securities	232,561	6,082	29,071	1,620	261,632	7,702
All other foreign public corporate securities	86,492	3,188	5,433	939	91,925	4,127
All other foreign private corporate securities	236,512	13,604	101,858	19,851	338,370	33,455
Asset-backed securities	37,355	492	49,346	70	86,701	562
Commercial mortgage-backed securities	191,674	5,827	947	2	192,621	5,829
Residential mortgage-backed securities	36,224	302	1,045	6	37,269	308
Total fixed maturities, available-for-sale	$1,917,630	$68,678	$284,359	$33,798	$2,201,989	$102,476
Equity securities, available-for-sale	$0	$0	$2,965	$152	$2,965	$152

As of June 30, 2017 and December 31, 2016, the gross unrealized losses on fixed maturity securities were composed of $34.9 million and $93.3 million, respectively, related to "1" highest quality or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $5.3 million and $9.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2017, the $22.8 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the energy, finance and consumer non-cyclical sectors of the Company's corporate securities. As of December 31, 2016, the $33.8 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the energy, finance and utility sectors of the Company's corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either June 30, 2017 or December 31, 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of June 30, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of both June 30, 2017 and December 31, 2016, none of the gross unrealized losses on equity securities represented declines in value of 20% or more. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either June 30, 2017 or December 31, 2016.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$228,679	$231,595
Due after one year through five years	749,661	767,630
Due after five years through ten years	970,581	997,907
Due after ten years	3,157,283	3,323,812
Asset-backed securities	114,220	115,850
Commercial mortgage-backed securities	341,845	345,375
Residential mortgage-backed securities	76,552	79,381
Total fixed maturities, available-for-sale	$5,638,821	$5,861,550

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

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$139,131	$220,349	$426,839	$499,621
Proceeds from maturities/prepayments	152,346	128,369	267,192	298,236
Gross investment gains from sales and maturities	5,823	92,953	9,020	95,747
Gross investment losses from sales and maturities	(472)	(2,525)	(3,295)	(4,093)
OTTI recognized in earnings(2)	(1,121)	(109)	(5,525)	(16,259)
Equity securities, available-for-sale:
Proceeds from sales	$0	$28,442	$510	$28,452
Gross investment gains from sales	1	216	11	216
Gross investment losses from sales	0	(1,934)	0	(1,934)
OTTI recognized in earnings	(12)	0	(136)	0

(1)	Includes $6.8 million and $(0.4) million of non-cash related proceeds for the six months ended June 30, 2017 and 2016, respectively.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$5,357	$5,520	$5,858	$7,041
New credit loss impairments	424	424	102	522
Additional credit loss impairments on securities previously impaired	0	0	6	6
Increases due to the passage of time on previously recorded credit losses	36	63	32	85
Reductions for securities which matured, paid down, prepaid or were sold during the period	(1,752)	(1,870)	(229)	(1,136)
Reductions for securities impaired to fair value during the period(1)	(327)	(327)	670	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(14)	(86)	(231)	(310)
Assets transferred to parent and affiliates	0	0	(658)	(658)
Balance, end of period	$3,724	$3,724	$5,550	$5,550

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Trading Account Assets

The following table sets forth the composition of “Trading account assets,” as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in thousands)
Fixed maturities	$23,560	$21,649	$23,555	$19,558
Equity securities	11,929	17,307	11,929	15,770
Total trading account assets	$35,489	$38,956	$35,484	$35,328

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $1.5 million and $0.0 million for the three months ended June 30, 2017 and 2016, respectively, and $3.6 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	June 30, 2017		December 31, 2016
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$366,516	30.2%	$318,667	27.7%
Hospitality	43,949	3.6	54,597	4.7
Industrial	192,449	15.9	185,682	16.1
Office	183,611	15.1	161,980	14.1
Other	129,903	10.7	124,465	10.8
Retail	229,233	18.9	243,225	21.1
Total commercial mortgage loans	1,145,661	94.4	1,088,616	94.5
Agricultural property loans	68,321	5.6	63,323	5.5
Total commercial mortgage and agricultural property loans by property type	1,213,982	100.0%	1,151,939	100.0%
Valuation allowance	(2,046)		(1,558)
Total commercial mortgage and other loans	$1,211,936		$1,150,381

As of June 30, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (24%), Texas (14%) and New Jersey (6%)) and included loans secured by properties in Australia and Europe.

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	June 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$1,513	$45	$1,558
Addition to (release of) allowance for losses	465	23	488
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,978	$68	$2,046

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,587	$64	$2,651
Addition to (release of) allowance for losses	(1,074)	(19)	(1,093)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,513	$45	$1,558

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	June 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,978	68	2,046
Total ending balance(1)	$1,978	$68	$2,046
Recorded investment(2):
Individually evaluated for impairment	$2,423	$0	$2,423
Collectively evaluated for impairment	1,143,238	68,321	1,211,559
Total ending balance(1)	$1,145,661	$68,321	$1,213,982

(1)	As of June 30, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,513	45	1,558
Total ending balance(1)	$1,513	$45	$1,558
Recorded investment(2):
Individually evaluated for impairment	$2,528	$0	$2,528
Collectively evaluated for impairment	1,086,088	63,323	1,149,411
Total ending balance(1)	$1,088,616	$63,323	$1,151,939

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2017
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total Loans
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$671,021	$19,563	$2,406	$692,990
60%-69.99%	355,628	5,302	2,043	362,973
70%-79.99%	136,100	21,683	0	157,783
80% or greater	0	0	236	236
Total loans	$1,162,749	$46,548	$4,685	$1,213,982

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total Loans
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$732,473	$19,844	$0	$752,317
60%-69.99%	267,122	7,515	900	275,537
70%-79.99%	88,811	30,533	0	119,344
80% or greater	4,503	0	238	4,741
Total loans	$1,092,909	$57,892	$1,138	$1,151,939

The following tables set forth an aging of past due commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,145,661	$0	$0	$0	$1,145,661	$0
Agricultural property loans	68,321	0	0	0	68,321	0
Total	$1,213,982	$0	$0	$0	$1,213,982	$0

(1)	As of June 30, 2017, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	December 31, 2016
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,088,616	$0	$0	$0	$1,088,616	$0
Agricultural property loans	63,323	0	0	0	63,323	0
Total	$1,151,939	$0	$0	$0	$1,151,939	$0

(1)	As of December 31, 2016, there were no loans in this category accruing interest.

(2)
For additional information regarding the Company's policies for accruing interest on loans, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

For the three and six months ended June 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $42 million of commercial mortgage and other loans sold. For the three and six months ended June 30, 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For the three and six months ended June 30, 2017, there were no commercial mortgage and other loans transferred to related parties. For the three and six months ended June 30, 2016, there were $631 million of commercial mortgage and other loans transferred to related parties.

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three and six months ended June 30, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both June 30, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Company's investment in separate accounts	$37,424	$34,088
Joint ventures and limited partnerships:
Private equity	150,356	139,493
Hedge funds	86,882	81,104
Real estate-related	11,562	11,912
Total joint ventures and limited partnerships	248,800	232,509
Derivatives	61,078	77,866
Total other long-term investments	$347,302	$344,463

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$59,181	$54,043	$118,248	$129,753
Equity securities, available-for-sale	0	1	0	1
Trading account assets	402	445	802	1,204
Commercial mortgage and other loans	13,150	14,804	26,266	34,577
Policy loans	15,834	15,281	31,462	30,779
Short-term investments and cash equivalents	205	462	392	1,199
Other long-term investments	7,270	(674)	13,649	(1,554)
Gross investment income	96,042	84,362	190,819	195,959
Less: investment expenses	(5,001)	(5,743)	(10,163)	(11,888)
Net investment income	$91,041	$78,619	$180,656	$184,071

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities	$4,230	$90,319	$200	$75,395
Equity securities	(11)	(1,718)	(125)	(1,718)
Commercial mortgage and other loans	(349)	29,429	(488)	29,991
Joint ventures and limited partnerships	(28)	81	(101)	(67)
Derivatives(1)	272,748	742,347	244,531	811,994
Short-term investments and cash equivalents	0	4	(6)	18
Realized investment gains (losses), net	$276,590	$860,462	$244,011	$915,613

(1)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$946	$4,883
Fixed maturity securities, available-for-sale — all other	221,783	59,755
Equity securities, available-for-sale	1,689	366
Derivatives designated as cash flow hedges(1)	18,218	40,931
Affiliated notes	6,105	5,056
Other investments	1,715	1,441
Net unrealized gains (losses) on investments	$250,456	$112,432

(1)	See Note 6 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of "Cash collateral for loaned securities," which represents the securities loaned to external parties recorded at the value of the cash collateral received, as of the dates indicated:

	June 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$3,072	$0	$3,072	$0	$0	$0
Foreign government bonds	6,547	0	6,547	6,827	0	6,827
U.S. public corporate securities	35,565	0	35,565	62,584	0	62,584
Foreign public corporate securities	6,305	0	6,305	5,565	0	5,565
Total cash collateral for loaned securities(1)	$51,489	$0	$51,489	$74,976	$0	$74,976

(1)	The Company did not have securities with remaining contractual maturities of thirty days or greater, as of the dates indicated.

The following table sets forth the composition of "Securities sold under agreements to repurchase," as of the dates indicated:

	June 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$68,904	$0	$68,904
Total securities sold under agreements to repurchase(1)	$0	$0	$0	$68,904	$0	$68,904

(1)	The Company did not have securities with remaining contractual maturities of thirty days or greater, as of the dates indicated.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

4.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income from operations before income taxes”.

Our income tax provision amounted to an income tax benefit of $29.6 million, or (8.2)% of income from operations before income taxes in the first six months of 2017, compared to a benefit of $39.1 million, or (10.9)% of income from operations before income taxes in the first six months of 2016. The Company’s current effective tax rate differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and domestic production activities deduction while its prior effective tax rate differed primarily due to non-taxable investment income and tax credits.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	As of June 30, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$89,103	$11,552	$0	$100,655
Obligations of U.S. states and their political subdivisions	0	712,243	0	0	712,243
Foreign government bonds	0	118,948	0	0	118,948
U.S. corporate public securities	0	2,500,391	1,255	0	2,501,646
U.S. corporate private securities	0	887,009	31,035	0	918,044
Foreign corporate public securities	0	211,097	0	0	211,097
Foreign corporate private securities	0	745,226	13,085	0	758,311
Asset-backed securities(4)	0	47,500	68,350	0	115,850
Commercial mortgage-backed securities	0	345,375	0	0	345,375
Residential mortgage-backed securities	0	79,381	0	0	79,381
Subtotal	0	5,736,273	125,277	0	5,861,550
Trading account assets:
Corporate securities	0	21,347	0	0	21,347
Asset-backed securities(4)	0	302	0	0	302
Equity securities	0	0	17,307	0	17,307
Subtotal	0	21,649	17,307	0	38,956
Equity securities, available-for-sale	58	22,342	43	0	22,443
Short-term investments	10,000	4,004	0	0	14,004
Cash equivalents	16,387	1,995	0	0	18,382
Other long-term investments(5)	0	88,167	0	(27,088)	61,079
Reinsurance recoverables	0	0	7,192,057	0	7,192,057
Receivables from parent and affiliates	0	138,317	0	0	138,317
Subtotal excluding separate account assets	26,445	6,012,747	7,334,684	(27,088)	13,346,788
Separate account assets(2)(6)	0	122,443,958	0	0	122,443,958
Total assets	$26,445	$128,456,705	$7,334,684	$(27,088)	$135,790,746
Future policy benefits(3)	$0	$0	$6,424,559	$0	$6,424,559
Policyholders' account balances	0	0	31,978	0	31,978
Payables to parent and affiliates	0	26,967	0	(26,967)	0
Total liabilities	$0	$26,967	$6,456,537	$(26,967)	$6,456,537

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$160,740	$0	$0	$160,740
Obligations of U.S. states and their political subdivisions	0	626,486	0	0	626,486
Foreign government bonds	0	108,782	0	0	108,782
U.S. corporate public securities	0	2,306,409	55,109	0	2,361,518
U.S. corporate private securities	0	851,585	32,699	0	884,284
Foreign corporate public securities	0	221,848	0	0	221,848
Foreign corporate private securities	0	584,268	14,748	0	599,016
Asset-backed securities(4)	0	169,160	19,856	0	189,016
Commercial mortgage-backed securities	0	382,671	0	0	382,671
Residential mortgage-backed securities	0	83,188	0	0	83,188
Subtotal	0	5,495,137	122,412	0	5,617,549
Trading account assets:
Corporate securities	0	19,256	0	0	19,256
Asset-backed securities(4)	0	302	0	0	302
Equity securities	0	0	15,770	0	15,770
Subtotal	0	19,558	15,770	0	35,328
Equity securities, available-for-sale	41	16,640	75	0	16,756
Short-term investments	31,007	5,650	0	0	36,657
Cash equivalents	5,644	1,998	0	0	7,642
Other long-term investments(5)	0	90,884	0	(13,019)	77,865
Reinsurance recoverables	0	0	5,474,263	0	5,474,263
Receivables from parent and affiliates	0	131,144	6,493	0	137,637
Subtotal excluding separate account assets	36,692	5,761,011	5,619,013	(13,019)	11,403,697
Separate account assets(2)(6)	0	116,040,888	0	0	116,040,888
Total assets	$36,692	$121,801,899	$5,619,013	$(13,019)	$127,444,585
Future policy benefits(3)	$0	$0	$5,041,007	$0	$5,041,007
Policyholders' account balances	0	0	20,337	0	20,337
Payables to parent and affiliates	0	12,854	0	(12,854)	0
Total liabilities	$0	$12,854	$5,061,344	$(12,854)	$5,061,344

(1)
“Netting” amounts represent cash collateral of $0.1 million and $0.2 million as of June 30, 2017 and December 31, 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of June 30, 2017, the net embedded derivative liability position of $6,425 million includes $467 million of embedded derivatives in an asset position and $6,892 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $5,041 million includes $1,157 million of embedded derivatives in an asset position and $6,198 million of embedded derivatives in a liability position.

(4)	Includes credit tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At June 30, 2017 and December 31, 2016, the fair values of such investments were $0.8 million and $0.9 million, respectively.

(6)
Separate account assets excluded from the fair value hierarchy, include investments in real estate and hedge funds, for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At June 30, 2017 and December 31, 2016, the fair values of such investments were $713 million and $566 million, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three and six months ended June 30, 2017 and 2016, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of June 30, 2017
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$44,122	Discounted cash flow	Discount rate	1.35%		14.77%		7.51%	Decrease
Reinsurance recoverables - Living Benefits	$6,431,955	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$760,102	Discounted cash flow	Lapse rate (3)	0%		7%			Decrease
			NPR spread (4)	0.11%		0.99%			Decrease
			Mortality rate (5)	0%		33%			Decrease
			Premium payment (6)	0.58	X	0.90	X		Decrease
Liabilities:
Future policy benefits(7)	$6,424,559	Discounted cash flow	Lapse rate (8)	1%		12%			Decrease
			NPR spread (4)	0.11%		0.99%			Decrease
			Utilization rate (9)	52%		97%			Increase
			Withdrawal rate	See table footnote (10) below
			Mortality rate (11)	0%		14%			Decrease
			Equity volatility curve	14%		24%			Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$45,715	Discounted cash flow	Discount rate	4.54%		15.00%		8.06%		Decrease
		Market comparables	EBITDA multiples(2)	4.0	X	4.0	X	4.0	X	Increase
		Liquidation	Liquidation value	98.21%		98.21%		98.21%		Increase
Reinsurance recoverables - Living Benefits	$5,041,262	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$433,001	Discounted cash flow	Lapse rate(3)	0%		12%				Decrease
			NPR spread(4)	0.25%		1.50%				Decrease
			Mortality rate(5)	0%		31%				Decrease
			Premium payment(6)	0.65	X	0.95	X			Decrease
Liabilities:
Future policy benefits(7)	$5,041,007	Discounted cash flow	Lapse rate(8)	0%		13%				Decrease
			NPR spread(4)	0.25%		1.50%				Decrease
			Utilization rate(9)	52%		96%				Increase
			Withdrawal rate	See table footnote (10) below.
			Mortality rate(11)	0%		14%				Decrease
			Equity volatility curve	16%		25%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact for the fair value as that presented in the table.

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

(6)
For universal life, policyholders are assumed to pay a multiple of commissionable target premium levels (shown above and indicated as “X”). The multiples vary by funding level and policy duration. If the resulting premium in any duration is smaller than the minimum annual premium required to maintain the no-lapse guarantee, policyholders are assumed to pay the minimum annual premium. Policyholders are assumed to stop premium payments once the no-lapse guarantee is fully funded. The range shown as of June 30, 2017 excludes multiples for the first duration since all contracts are beyond the first duration. Assumption ranges for prior periods include first duration multiples.

(7)
Future policy benefits primarily represent general account liabilities for the living benefit guarantees of the Company’s variable annuity contracts which are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.

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

(10)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2017 and December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

(12)	Includes assets classified as fixed maturities, available-for-sale.

Interrelationships Between Unobservable Inputs – In addition to the sensitivities of fair value measurements to changes in each unobservable input in isolation, as reflected in the table above, interrelationships between these inputs may also exist, such that a change in one unobservable input may give rise to a change in another, or multiple, inputs. For discussion of the relationships between unobservable inputs as well as market factors that may affect the range of inputs used in the valuation of Level 3 assets and liabilities, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables provide summaries of the changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on the significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within the valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended June 30, 2017
	Fixed Maturities, Available-for-Sale
	U.S. Treasury Securities and obligations of U.S. government authorities and agencies	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets-Equity Securities
	(in thousands)
Fair value, beginning of period	$3,595	$1,160	$32,507	$15,149	$88,343	$17,190
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1	(844)	(41)	4,048	0
Asset management fees and other income	0	0	0	0	0	117
Included in other comprehensive income (loss)	0	(19)	328	736	(3,715)	0
Net investment income	0	0	78	(22)	52	0
Purchases	7,957	0	5,813	54	24,642	0
Sales	0	0	(767)	0	(7,471)	0
Issuances	0	0	0	0	0	0
Settlements	0	(54)	(6,080)	(1,001)	(42,671)	0
Transfers into Level 3(1)	0	167	0	0	7,869	0
Transfers out of Level 3(1)	0	0	0	(1,790)	(2,747)	0
Other(3)	0	0	0	0	0	0
Fair value, end of period	$11,552	$1,255	$31,035	$13,085	$68,350	$17,307
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1,046)	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$755

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2017
	Equity Securities, Available-for-Sale	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$82	$19	$5,080,379	$0	$(4,632,555)	$(24,867)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	(11)	1,882,119	0	(1,574,107)	(6,129)
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	(39)	0	0	0	0	0
Net investment income	0	0	0	0	0	0
Purchases	0	0	229,559	0	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	(217,897)	0
Settlements	0	0	0	0	0	(982)
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	(8)	0	0	0	0
Other	0	0	0	0	0	0
Fair value, end of period	$43	$0	$7,192,057	$0	$(6,424,559)	$(31,978)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1,910,290	$0	$(1,612,030)	$(6,129)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Fixed Maturities, Available-for-Sale
	U.S. Treasury Securities and obligations of U.S. government authorities and agencies	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets- Equity Securities
	(in thousands)
Fair value, beginning of period	$0	$55,109	$32,699	$14,748	$19,856	$15,770
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1	(430)	(103)	4,048	0
Asset management fees and other income	0	0	0	0	0	1,537
Included in other comprehensive income (loss)	0	(11)	351	1,158	(3,642)	0
Net investment income	0	0	102	(43)	88	0
Purchases	7,982	0	11,709	116	28,642	0
Sales	0	(51,430)	(767)	0	(7,471)	0
Issuances	0	0	0	0	0	0
Settlements	0	(416)	(11,236)	(1,001)	(42,800)	0
Transfers into Level 3(1)	0	1,639	342	0	72,376	0
Transfers out of Level 3(1)	0	(67)	(1,735)	(1,790)	(2,747)	0
Other(3)	3,570	(3,570)	0	0	0	0
Fair value, end of period	$11,552	$1,255	$31,035	$13,085	$68,350	$17,307
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1,046)	$(62)	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$2,175

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2017
	Equity Securities, Available-for-Sale	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair value, beginning of period	$75	$0	$5,474,263	$6,493	$(5,041,007)	$(20,337)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	0	1,261,888	0	(950,914)	(12,136)
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	(32)	0	0	0	0	0
Net investment income	0	0	0	0	0	0
Purchases	0	0	455,906	0	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	(432,638)	0
Settlements	0	0	0	0	0	495
Transfers into Level 3(1)	0	8	0	0	0	0
Transfers out of Level 3(1)	0	(8)	0	(6,493)	0	0
Other	0	0	0	0	0	0
Fair value, end of period	$43	$0	$7,192,057	$0	$(6,424,559)	$(31,978)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$1,336,267	$0	$(1,025,038)	$(12,136)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

		Three Months Ended June 30, 2016
		Fixed Maturities, Available-for-Sale
	U.S. Treasury Securities and obligations of U.S. government authorities and agencies	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
		(in thousands)
Fair value, beginning of period	$0	$55,003	$29,248	$14,198	$124,391	$22,199
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	483	35	(25)	0
Asset management fees and other income	0	0	0	0	0	(455)
Included in other comprehensive income (loss)	0	0	800	(255)	161	0
Net investment income	0	0	26	9	28	0
Purchases	0	0	198	54	7,184	0
Sales	0	0	(7,943)	(1,950)	(39,139)	(4,862)
Issuances	0	0	0	0	0	0
Settlements	0	0	(193)	(1,722)	(261)	0
Transfers into Level 3(1)	0	0	10,281	0	24,727	0
Transfers out of Level 3(1)	0	0	0	0	(76,239)	0
Other(3)	0	0	0	0	0	0
Fair value, end of period	$0	$55,003	$32,900	$10,369	$40,827	$16,882
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$(6)	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$(1,534)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Equity Securities, Available-for-Sale	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$150	$2,444	$6,741,737	$569	$(7,098,647)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	0	2,190,814	0	(1,360,590)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	41	0	0	(14)	0
Net investment income	0	(67)	0	0	0
Purchases	0	102	209,161	0	0
Sales	0	0	0	1	0
Issuances	0	0	0	0	(198,018)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,464)	0
Other(3)	0	0	0	2,464	0
Fair value, end of period	$191	$2,479	$9,141,712	$556	$(8,657,255)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$7,274,811	$0	$(1,558,608)
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

		Six Months Ended June 30, 2016
		Fixed Maturities, Available-for-Sale
	U.S. Treasury Securities and obligations of U.S. government authorities and agencies	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair value, beginning of period	$0	$55,003	$22,716	$17,773	$173,347	$18,248
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(25)	(159)	(16)	0
Asset management fees and other income	0	0	0	0	0	236
Included in other comprehensive income (loss)	0	0	(176)	(470)	(741)	0
Net investment income	0	0	30	14	126	0
Purchases	0	0	407	119	7,184	0
Sales	0	0	(7,943)	(1,950)	(39,139)	(4,862)
Issuances	0	0	0	0	0	0
Settlements	0	0	(1,143)	(6,545)	(604)	0
Transfers into Level 3(1)	0	0	19,034	1,587	35,643	0
Transfers out of Level 3(1)	0	0	0	0	(134,973)	0
Other(3)		0	0	0	0	3,260
Fair value, end of period	$0	$55,003	$32,900	$10,369	$40,827	$16,882
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(508)	$0	$(6)	$0
Asset management fees and other income	$0	$0	$0	$0	$0	$(842)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2016
	Equity Securities, Available-for-Sale	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits
	(in thousands)
Fair value, beginning of period	$165	$5,704	$4,940,011	$5,000	$(5,205,434)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	0	3,816,701	(13)	(3,060,821)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	26	0	0	20	0
Net investment income	0	(67)	0	0	0
Purchases	0	102	385,000	0	0
Sales	0	0	0	(1,987)	0
Issuances	0	0	0	0	(391,000)
Settlements	0	0	0	0	0
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,464)	0
Other(3)	0	(3,260)	0	0	0
Fair value, end of period	$191	$2,479	$9,141,712	$556	$(8,657,255)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$8,136,702	$0	$(3,451,821)
Asset management fees and other income	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported as the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)	Other primarily represents reclassifications of certain assets and liabilities between reporting categories.

(4)	Includes credit-tranched securities collateralized by sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture for the three and six months ended June 30, 2016.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Fair Value of Financial Instruments

The table below presents the carrying amount and fair value by fair value hierarchy level of certain financial instruments that are not reported at fair value. The financial instruments presented below are reported at carrying value on the Company’s Unaudited Interim Consolidated Statements of Financial Position; however, in some cases, as described below, the carrying amount equals or approximates fair value. For additional information regarding the methods and significant assumptions used to estimate their fair value, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	June 30, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,254,809	$1,254,809	$1,211,936
Policy loans	0	0	1,173,325	1,173,325	1,173,325
Cash and cash equivalents	38,440	0	50,000	88,440	88,440
Accrued investment income	0	88,418	0	88,418	88,418
Receivables from parent and affiliates	0	153,862	0	153,862	153,862
Other assets	0	35,121	0	35,121	35,121
Total assets	$38,440	$277,401	$2,478,134	$2,793,975	$2,751,102
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,147,613	$269,001	$1,416,614	$1,417,407
Securities sold under agreements to repurchase	0	0	0	0	0
Cash collateral for loaned securities	0	51,489	0	51,489	51,489
Short-term debt to affiliates	0	35,951	0	35,951	35,951
Payables to parent and affiliates	0	119,628	0	119,628	119,628
Other liabilities	0	217,274	0	217,274	217,274
Total liabilities	$0	$1,571,955	$269,001	$1,840,956	$1,841,749

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,181,582	$1,181,582	$1,150,381
Policy loans	0	0	1,166,456	1,166,456	1,166,456
Cash and cash equivalents	30,149	58,366	0	88,515	88,515
Accrued investment income	0	87,322	0	87,322	87,322
Receivables from parent and affiliates	0	76,315	0	76,315	76,315
Other assets	0	37,969	0	37,969	37,969
Total assets	$30,149	$259,972	$2,348,038	$2,638,159	$2,606,958
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,129,378	$253,007	$1,382,385	$1,386,099
Securities sold under agreements to repurchase	0	68,904	0	68,904	68,904
Cash collateral for loaned securities	0	74,976	0	74,976	74,976
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	73,628	0	73,628	73,628
Other liabilities	0	305,969	0	305,969	305,969
Total liabilities	$0	$1,652,855	$253,007	$1,905,862	$1,909,576

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At June 30, 2017 and December 31, 2016, the fair values of these cost method investments were $45 million and $35 million, respectively. The carrying value of these investments were $39 million and $32 million as of June 30, 2017 and December 31, 2016, respectively.

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

6.    DERIVATIVE INSTRUMENTS

Types of Derivative Instruments and Derivative Strategies

The Company utilizes various derivative instruments and strategies to manage its risk. Commonly used derivative instruments include, but are not necessarily limited to:
•Interest rate contracts: swaps, options, swaptions, caps and floors
•Equity contracts: options and total return swaps
•Foreign exchange contracts: futures, options, forwards and swaps
•Credit contracts: single and index reference credit default swaps
•Other contracts: embedded derivatives

For detailed information on these contracts and the related strategies, see Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2017			December 31, 2016
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$610,541	$33,277	$(15,069)	$435,602	$44,040	$(1,835)
Total Qualifying Hedges	$610,541	$33,277	$(15,069)	$435,602	$44,040	$(1,835)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$101,076	$7,964	$0	$101,076	$8,215	$0
Foreign Currency
Foreign Currency Forwards	11,974	0	(287)	13,447	216	(20)
Credit
Credit Default Swaps	1,594	0	(128)	3,000	0	(281)
Currency/Interest Rate
Foreign Currency Swaps	138,745	6,457	(937)	56,626	7,789	(211)
Equity
Equity Options	987,528	40,469	(10,546)	649,807	30,624	(10,507)
Total Non-Qualifying Hedges	$1,240,917	$54,890	$(11,898)	$823,956	$46,844	$(11,019)
Total Derivatives (1)	$1,851,458	$88,167	$(26,967)	$1,259,558	$90,884	$(12,854)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $6,425 million and $5,041 million as of June 30, 2017 and December 31, 2016, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was an asset of $7,192 million and $5,474 million as of June 30, 2017 and December 31, 2016, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee from PALAC and Prudential Insurance was an asset of $6,393 million and $5,041 million, the fair value related to the Prudential Premier® Retirement Variable Annuity from Union Hamilton was an asset of $39 million and $0 million, and the fair value related to the no-lapse guarantee from Universal Prudential Arizona Reinsurance Company ("UPARC") was an asset of $760 million and $433 million as of June 30, 2017 and December 31, 2016, respectively. See Note 8 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $32 million and $20 million as of June 30, 2017 and December 31, 2016, respectively. There was no related reinsurance recoverable.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	June 30, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$88,153	$(27,088)	$61,065	$(60,000)	$1,065
Securities purchased under agreements to resell	50,000	0	50,000	(50,000)	0
Total Assets	$138,153	$(27,088)	$111,065	$(110,000)	$1,065
Offsetting of Financial Liabilities:
Derivatives (1)	$26,967	$(26,967)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$26,967	$(26,967)	$0	$0	$0

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$90,877	$(13,019)	$77,858	$(77,858)	$0
Securities purchased under agreements to resell	58,366	0	58,366	(58,366)	0
Total Assets	$149,243	$(13,019)	$136,224	$(136,224)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$12,854	$(12,854)	$0	$0	$0
Securities sold under agreements to repurchase	68,904	0	68,904	(68,904)	0
Total Liabilities	$81,758	$(12,854)	$68,904	$(68,904)	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,580	$(2,371)	$(12,452)
Total cash flow hedges	0	1,580	(2,371)	(12,452)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,130	0	0	0
Currency	(580)	0	0	0
Currency/Interest Rate	(1,070)	0	(26)	0
Credit	(7)	0	0	0
Equity	4,521	0	0	0
Embedded Derivatives	268,754	0	0	0
Total non-qualifying hedges	272,748	0	(26)	0
Total	$272,748	$1,580	$(2,397)	$(12,452)

	Six Months Ended June 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$2,768	$(4,792)	$(22,713)
Total cash flow hedges	0	2,768	(4,792)	(22,713)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,632	0	0	0
Currency	(709)	0	0	0
Currency/Interest Rate	1,058	0	(23)	0
Credit	(38)	0	0	0
Equity	10,442	0	0	0
Embedded Derivatives	232,146	0	0	0
Total non-qualifying hedges	244,531	0	(23)	0
Total	$244,531	$2,768	$(4,815)	$(22,713)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$883	$1,655	$6,971
Total cash flow hedges	0	883	1,655	6,971
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,951	0	0	0
Currency	1,010	0	0	0
Currency/Interest Rate	7,930	0	(47)	0
Credit	(126)	0	0	0
Equity	(1,926)	0	0	0
Embedded Derivatives	733,508	0	0	0
Total non-qualifying hedges	742,347	0	(47)	0
Total	$742,347	$883	$1,608	$6,971

	Six Months Ended June 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$2,288	$(244)	$(10,128)
Total cash flow hedges	0	2,288	(244)	(10,128)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	191,878	0	0	0
Currency	885	0	0	0
Currency/Interest Rate	6,834	0	(57)	0
Credit	(367)	0	0	0
Equity	(5,240)	0	0	0
Embedded Derivatives	618,004	0	0	0
Total non-qualifying hedges	811,994	0	(57)	0
Total	$811,994	$2,288	$(301)	$(10,128)

(1)	Amounts deferred in AOCI.

For both the three and six months ended June 30, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2016	$40,931
Net deferred gains (losses) on cash flow hedges from January 1 to June 30, 2017	(21,926)
Amounts reclassified into current period earnings	(787)
Balance, June 30, 2017	$18,218

Using June 30, 2017 values, it is estimated that a pre-tax loss of $5 million will be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2018, offset by amounts pertaining to the hedged items. As of June 30, 2017, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 40 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

As of June 30, 2017 and December 31, 2016, the Company has not written credit protection.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $2 million and $3 million reported at fair value as a liability of $0.1 million and $0.3 million as of June 30, 2017 and December 31, 2016, respectively.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparty to financial derivative transactions. The Company has credit risk exposure to an affiliate, Prudential Global Funding, LLC (“PGF”), related to its OTC derivative transactions. PGF manages credit risk with external counterparties by entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties, and by obtaining collateral, such as cash and securities, when appropriate. Additionally, limits are set on single party credit exposures which are subject to periodic management review.

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

7.    COMMITMENTS, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of June 30, 2017 and December 31, 2016, the outstanding balances on these commitments were $37 million and $49 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2017 and December 31, 2016, $332 million and $133 million, respectively, of these commitments were outstanding.

Contingent Liabilities

On an ongoing basis, the Company’s internal supervisory and control functions review the quality of sales, marketing and other customer interface procedures and practices and may recommend modifications or enhancements. From time to time, this review process results in the discovery of product administration, servicing or other errors, including errors relating to the timing or amount of payments or contract values due to customers. In certain cases, if appropriate, the Company may offer customers remediation and may incur charges, including the cost of such remediation, administrative costs and regulatory fines.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of June 30, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $30 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

8.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company (“PARCC”), UPARC, Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, Gibraltar Universal Life Reinsurance Company ("GUL Re"), its parent company Prudential Insurance, as well as third parties, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate its capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit guarantees contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Reinsurance recoverables	$31,695,151	$28,674,226
Policy loans	(89,978)	(87,112)
Deferred policy acquisition costs	(6,855,073)	(6,482,889)
Deferred sales inducements	(684,452)	(615,117)
Other assets(1)	243,994	226,347
Policyholders’ account balances	4,993,261	4,978,859
Future policy benefits	3,056,354	2,833,327
Other liabilities(2)	379,104	410,376

(1)	“Other assets” includes $0.1 million of unaffiliated activity as of both June 30, 2017 and December 31, 2016.

(2)	“Other liabilities” includes $31 million and $28 million of unaffiliated activity as of June 30, 2017 and December 31, 2016, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The reinsurance recoverables by counterparty are broken out below:

	June 30, 2017	December 31, 2016
	(in thousands)
PAR U	$10,788,458	$10,514,125
PALAC	9,049,135	7,706,860
PURC	3,364,468	3,153,449
PARCC	2,561,300	2,589,397
Prudential Insurance	1,386,089	976,652
PAR Term	1,467,142	1,403,738
Prudential of Taiwan	1,347,992	1,246,241
UPARC	802,334	467,904
Term Re	780,016	593,084
GUL Re	92,284	0
Unaffiliated	55,933	22,776
Total reinsurance recoverables	$31,695,151	$28,674,226

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016(1)	2017	2016(1)
	(in thousands)
Premiums:
Direct	$433,616	$408,518	$851,609	$799,698
Assumed(2)	65	1	131	149
Ceded	(416,604)	(1,260,611)	(828,906)	(1,634,024)
Net premiums	17,077	(852,092)	22,834	(834,177)
Policy charges and fee income:
Direct	690,307	551,741	1,471,868	1,284,631
Assumed	115,955	109,910	232,294	304,223
Ceded(3)	(938,787)	(602,720)	(1,708,685)	(1,003,361)
Net policy charges and fee income	(132,525)	58,931	(4,523)	585,493
Net investment income:
Direct	91,993	79,518	182,394	185,656
Assumed	368	351	728	695
Ceded	(1,320)	(1,250)	(2,466)	(2,280)
Net investment income	91,041	78,619	180,656	184,071
Asset administration fees:
Direct	83,994	76,600	164,993	149,391
Assumed	0	0	0	0
Ceded	(79,604)	(72,996)	(156,416)	(72,996)
Net asset administration fees	4,390	3,604	8,577	76,395
Other income:
Direct	14,501	12,077	29,939	23,772
Assumed(4)	(342)	425	209	384
Ceded	(11)	0	(23)	0
Amortization of reinsurance income	0	(21,101)	0	(19,233)
Net other income	14,148	(8,599)	30,125	4,923
Realized investment gains (losses), net:
Direct	(1,569,801)	(1,228,076)	(947,675)	(2,762,428)
Assumed	0	39	0	0
Ceded(5)	1,846,391	2,088,499	1,191,686	3,678,041
Realized investment gains (losses), net	276,590	860,462	244,011	915,613
Policyholders’ benefits (including change in reserves):
Direct	548,727	178,623	1,234,222	796,766
Assumed(6)	118,499	211,699	247,636	472,575
Ceded(7)	(871,243)	(862,932)	(1,614,388)	(1,641,221)
Net policyholders’ benefits (including change in reserves)	(204,017)	(472,610)	(132,530)	(371,880)
Interest credited to policyholders’ account balances:
Direct	10,431	105,629	109,348	319,111
Assumed	33,895	31,583	67,829	65,418
Ceded	1,641	(109,236)	(86,450)	(170,122)
Net interest credited to policyholders’ account balances	45,967	27,976	90,727	214,407
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(104,219)	(480,948)	(466,455)	(573,016)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
Prior period amounts in the table above have been revised to correct previously reported numbers. These prior periods revisions have also been reflected in the Unaudited Interim Consolidated Financial Statements. See Note 11 for a more detailed description of the revision.

(2)
"Premiums assumed" includes $0.1 million and $0.0 million of unaffiliated activity for the three months ended June 30, 2017 and 2016, respectively, and $0.1 million for both the six months ended June 30, 2017 and 2016.

(3)
"Policy charges and fee income ceded" includes $0.4 million and $0.3 million of unaffiliated activity for the three months ended June 30, 2017 and 2016, respectively, and $1 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

(4)
"Other income assumed" includes $(0.3) million and $0.4 million of unaffiliated activity for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

(5)
“Realized investment gains (losses), net ceded” includes $31 million and $21 million of unaffiliated activity for the three months ended June 30, 2017 and 2016, respectively, and $22 million and $46 million for the six months ended June 30, 2017 and 2016, respectively.

(6)
"Policyholders' benefits (including change in reserves) assumed" includes $0.0 million of unaffiliated activity for both the three months ended June 30, 2017 and 2016, and $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

(7)
"Policyholders' benefits (including change in reserves) ceded" includes $3 million of unaffiliated activity for both the three months ended June 30, 2017 and 2016, and $6 million and $5 million for the six months ended June 30, 2017 and 2016, respectively.

The gross and net amounts of life insurance face amount in force as of June 30, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Direct gross life insurance face amount in force	$854,074,460	$799,112,347
Assumed gross life insurance face amount in force	42,278,700	43,205,999
Reinsurance ceded	(829,765,651)	(779,268,303)
Net life insurance face amount in force	$66,587,509	$63,050,043

Information regarding significant affiliated reinsurance agreements is described below.

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

Pruco Re

Through March 31, 2016, the Company, including its wholly-owned subsidiary PLNJ, entered into various automatic coinsurance agreements with Pruco Re to reinsure its living benefit guarantees sold on certain of its annuities. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Information regarding significant third party reinsurance arrangements is described below.

Union Hamilton

Effective April 1, 2015, the Company, excluding its subsidiaries, entered into an agreement with Union Hamilton, an external counterparty, to reinsure approximately 50% of the Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) v.3.0 business, a guaranteed living benefit feature. This reinsurance agreement covered most new HDI v.3.0 variable annuity business issued between April 1, 2015 and December 31, 2016 on a quota share basis, with Union Hamilton’s cumulative quota share amounting to $2.9 billion of new rider premiums as of December 31, 2016. Reinsurance on business subject to this agreement remains in force over the lives of the underlying annuity contracts. New business written subsequent to December 31, 2016 is not covered by external reinsurance. These guaranteed living benefit features are accounted for as embedded derivatives.

9. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2017 and 2016, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(402)	$71,377	$70,975
Change in OCI before reclassifications	149	129,391	129,540
Amounts reclassified from AOCI	0	(75)	(75)
Income tax benefit (expense)	(52)	(45,260)	(45,312)
Balance, June 30, 2017	$(305)	$155,433	$155,128

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(397)	$65,202	$64,805
Change in OCI before reclassifications	121	344,649	344,770
Amounts reclassified from AOCI	0	(73,677)	(73,677)
Income tax benefit (expense)	(42)	(94,840)	(94,882)
Balance, June 30, 2016	$(318)	$241,334	$241,016

(1)
Includes cash flow hedges of $18 million and $41 million as of June 30, 2017 and December 31, 2016, respectively, and $38 million and $48 million as of June 30, 2016 and December 31, 2015, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(2,346)	$3,599	$787	$2,772
Net unrealized investment gains (losses) on available-for-sale securities(4)	6,565	85,002	(712)	70,905
Total net unrealized investment gains (losses)	4,219	88,601	75	73,677
Total reclassifications for the period	$4,219	$88,601	$75	$73,677

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 6 for additional information on cash flow hedges.

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

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$4,883	$(1,559)	$1,279	$(1,643)	$2,960
Net investment gains (losses) on investments arising during the period	20	0	0	(7)	13
Reclassification adjustment for (gains) losses included in net income	(3,937)	0	0	1,378	(2,559)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(20)	0	0	7	(13)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	1,318	0	(462)	856
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	(1,146)	400	(746)
Balance, June 30, 2017	$946	$(241)	$133	$(327)	$511

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Balances are net of reinsurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$107,549	$(17,235)	$14,774	$(36,671)	$68,417
Net investment gains (losses) on investments arising during the period	137,929	0	0	(48,275)	89,654
Reclassification adjustment for (gains) losses included in net income	4,012	0	0	(1,404)	2,608
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	20	0	0	(7)	13
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(28,905)	0	10,117	(18,788)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	20,027	(7,009)	13,018
Balance, June 30, 2017	$249,510	$(46,140)	$34,801	$(83,249)	$154,922

(1)	Includes cash flow hedges. See Note 6 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(3)	Balances are net of reinsurance.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.5 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. The expense charged to the Company for the deferred compensation program was $2 million for both the three months ended June 30, 2017 and 2016, and $5 million and $3 million for the six months ended June 30, 2017 and 2016, respectively.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s share of net expense for the pension plans was $6 million for both the three months ended June 30, 2017 and 2016, and $13 million and $12 million for the six months ended June 30, 2017 and 2016, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $7 million for both the three months ended June 30, 2017 and 2016, and $14 million for both the six months ended June 30, 2017 and 2016.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $3 million and $2 million for the three months ended June 30, 2017 and 2016, respectively, and $5 million for both the six months ended June 30, 2017 and 2016.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Incorporated (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $160 million and $190 million for the three months ended June 30, 2017 and 2016, respectively, and $315 million and $364 million for the six months ended June 30, 2017 and 2016, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $15 million and $13 million for the three months ended June 30, 2017 and 2016, respectively, and $32 million and $28 million for the six months ended June 30, 2017 and 2016, respectively.

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,600 million at June 30, 2017 and $3,367 million at December 31, 2016. Fees related to these COLI policies were $11 million and $10 million for the three months ended June 30, 2017 and 2016, respectively, and $23 million and $21 million for the six months ended June 30, 2017 and 2016, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million for both the three months ended June 30, 2017 and 2016, and $7 million and $9 million for the six months ended June 30, 2017 and 2016, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 6 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $109 million and $100 million as of June 30, 2017 and December 31, 2016, respectively. "Net investment income" related to these ventures includes a gain of $2 million and $1 million for the three months ended June 30, 2017 and 2016, respectively, and a gain of $6 million and a loss of $3 million for the six months ended June 30, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust "AST". Income received from ASTISI and PGIM Investments related to this agreement was $80 million and $73 million for the three months ended June 30, 2017 and 2016, respectively, and $157 million and $142 million for the six months ended June 30, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $4 million and $3 million for the three months ended June 30, 2017 and 2016, respectively, and $7 million and $6 million for the six months ended June 30, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Other assets” at June 30, 2017 and December 31, 2016 were as follows:

	Maturity Dates			Interest Rates			June 30, 2017	December 31, 2016
							(in thousands)
U.S. Dollar floating rate notes			2028	2.45%	-	2.59%	$6,534	$0
U.S. Dollar fixed rate notes	2022	-	2028	0.00%	-	14.85%	131,782	137,636
Total long-term notes receivable - affiliated(1)							$138,316	$137,636

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $2 million and $1 million at June 30, 2017 and December 31, 2016, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended June 30, 2017 and 2016, and $3 million for both the six months ended June 30, 2017 and 2016, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2017 and for the year ended December 31, 2016, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)
				(in thousands)
Prudential Insurance	March 2016	Sale	Fixed Maturities & Short-Term Investments	$88,783	$88,875	$(60)
PALAC	January 2017	Purchase	Fixed Maturities & Short-Term Investments	$29	$29	$0
Prudential Insurance	June 2017	Sale	Fixed Maturities & Short-Term Investments	$16,965	$16,515	$293
Prudential Insurance	June 2017	Sale	Commercial Mortgages	$43,198	$42,301	$584

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

Affiliate	Date Issued	Amount of Notes - June 30, 2017	Amount of Notes - December 31, 2016	Interest Rate	Date of Maturity
		(in thousands)
Prudential Funding, LLC	6/30/2017	$15,080	$0	1.22%	7/7/2017
Prudential Funding, LLC	6/30/2017	10,871	0	1.22%	7/7/2017
Prudential Funding, LLC	6/30/2017	10,000	0	1.24%	7/14/2017
Total Loans Payable to Affiliates		$35,951	$0

The total interest expense to the Company related to loans payable to affiliates was $0.4 million and $2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $13 million for the six months ended June 30, 2017 and 2016, respectively.

Contributed Capital and Dividends

In March 2017, the Company received a capital contribution in the amount of $5 million from Prudential Insurance. In March and June 2016, the Company received capital contributions in the amounts of $5 million and $200 million, respectively, from Prudential Insurance.

Through June 30, 2017, the Company did not pay any dividends. In April 2016, the Company paid a dividend in the amount of $2,593 million to Prudential Insurance.

Reinsurance with affiliates

As discussed in Note 8, the Company participates in reinsurance transactions with certain affiliates.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

11.    REVISION TO PRIOR YEAR INFORMATION

Revisions to 2016 Consolidated Financial Statements

In 2016, the Company identified errors in the calculation of reserves for certain individual life insurance products that impacted several line items within our previously issued consolidated financial statements. Prior period amounts have been revised in the Consolidated Financial Statements and related disclosures to correct these errors. In addition, the Company identified errors in the presentation of certain activity related to the Variable Annuities Recapture that impacted several line items within our previously issued Consolidated Statements of Cash Flows. While these items affect the subtotals of cash flows from operating, investing and financing activities, they had no impact on the net increase (decrease) in cash and cash equivalents for the previously reported periods. Prior period amounts have been revised in the financial statements and the related disclosures to correct these errors. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly financial statements.

Management assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the interim consolidated financial statements as of and for the three and six months ended June 30, 2016, which are presented herein, have been revised.

The following are selected line items from the interim consolidated financial statements illustrating the effects of these revisions:

Consolidated Statements of Operations and Comprehensive Income (Loss)

	(UNAUDITED)
	Three Months Ended June 30, 2016
	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$41,848	$17,083	$58,931
TOTAL REVENUES	123,842	17,083	140,925
BENEFITS AND EXPENSES
Policyholders' benefits	(430,437)	(42,173)	(472,610)
Amortization of deferred policy acquisition costs	(29,866)	19,524	(10,342)
TOTAL BENEFITS AND EXPENSES	(565,465)	(22,649)	(588,114)
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	689,307	39,732	729,039
Income tax expense (benefit)	(5,499)	10,554	5,055
NET INCOME (LOSS)	694,806	29,178	723,984
COMPREHENSIVE INCOME (LOSS)	755,691	29,178	784,869

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	(UNAUDITED)
	Six Months Ended June 30, 2016
	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$569,255	$16,238	$585,493
TOTAL REVENUES	916,080	16,238	932,318
BENEFITS AND EXPENSES
Policyholders' benefits	(331,909)	(39,971)	(371,880)
Amortization of deferred policy acquisition costs	610,687	18,558	629,245
TOTAL BENEFITS AND EXPENSES	596,999	(21,413)	575,586
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	319,081	37,651	356,732
Income tax expense (benefit)	(49,594)	10,541	(39,053)
NET INCOME (LOSS)	368,675	27,110	395,785
COMPREHENSIVE INCOME (LOSS)	544,886	27,110	571,996

Consolidated Statements of Equity

	(UNAUDITED)
	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2015	$3,663,539	$(28,392)	$3,635,147	$4,510,817	$(28,392)	$4,482,425
Comprehensive income (loss):
Net income (loss)	368,675	27,110	395,785	368,675	27,110	395,785
Total comprehensive income (loss)				544,886	27,110	571,996
Balance, June 30, 2016	1,438,695	(1,282)	1,437,413	2,668,274	(1,282)	2,666,992

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

12.    SUBSEQUENT EVENT

On July 3, 2017, the Company formed a joint venture with CT Corp to provide life insurance solutions in Indonesia. CT Corp controls one of Indonesia’s largest and most prominent business groups with primary areas of focus in the financial services, media, retail, property, lifestyle and entertainment sectors. The joint venture, in which the Company owns a 49% interest, is expected to take a multi-product and multi-channel distribution approach and will leverage CT Corp’s existing businesses and strategic partnerships to offer insurance products to customers. This transaction is not currently significant to the operating results of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of June 30, 2017, compared with December 31, 2016, and its consolidated results of operations for the three and six months ended June 30, 2017 and 2016. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

In July 2017, the Company announced the formation of a joint venture with CT Corp to provide life insurance solutions in Indonesia. CT Corp controls one of Indonesia’s largest and most prominent business groups with primary areas of focus in the financial services, media, retail, property, lifestyle and entertainment sectors. The joint venture, in which the Company owns a 49% interest, is expected to take a multi-product and multi-channel distribution approach and will leverage CT Corp’s existing businesses and strategic partnerships to offer insurance products to customers.

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

Regulatory Developments

Fiduciary Rules

The U.S. Department of Labor’s (“DOL”) new fiduciary rules became applicable, in part, on June 9, 2017, with certain additional provisions scheduled to become applicable on January 1, 2018.   In connection with the ongoing examination of the rules as directed by President Trump in February 2017, the DOL has issued a request for information seeking public comment on the rules and a possible delay of the January 1, 2018 applicability date.  The Secretary of Labor has also stated that he will seek to engage with the U.S. Securities and Exchange Commission (the “SEC”) on the rules, and in June 2017, the Chairman of the SEC issued a public statement soliciting comments on the standard of conduct for investment advisers and broker-dealers when they provide advice to retail investors. In addition, the National Association of Insurance Commissioners ("NAIC") has formed an Annuity Suitability Working Group which is considering the development of enhanced standards for the sale of annuities.  We cannot predict what impact these developments will have on the rules or the standard of conduct applicable to some of our business.

Regulation as a Designated Financial Company

Presidential Memorandum Regarding the Financial Stability Oversight Council - In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's (the "Council") process for designating non-bank financial companies (“Designated Financial Companies”) for supervision by the Board of Governors of the Federal Reserve System (the "FRB") and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the review will ultimately have on the designation process or the Company.

The Financial CHOICE Act - In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which would amend certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), including the authority of the Council to designate non-bank financial companies for FRB supervision. We cannot predict whether this or other legislation impacting Dodd-Frank will ultimately be passed into law, or how such legislation will impact the Company.

Resolution Planning - In July 2017, the FRB and the Federal Deposit Insurance Corporation announced that for Designated Financial Companies the next resolution plan filing deadline will be delayed from December 31, 2017 to December 31, 2018.

For additional information on the potential impacts of regulation on the Company see “Business-Regulation” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Impact of a Low Interest Rate Environment

As a global financial services company, market interest rates are a key driver of our results of operations and financial condition. Changes in interest rates can affect our results of operations and/or our financial condition in several ways, including favorable or adverse impacts to:
• investment-related activity, including: investment income returns, net interest margins, net investment spread results, new money rates, mortgage loan prepayments and bond redemptions;
• insurance reserve levels, amortization of deferred policy acquisition costs (“DAC”) and market experience true-ups;
• customer account values, including their impact on fee income;
• product offerings, design features, crediting rates and sales mix; and
• policyholder behavior, including surrender or withdrawal activity.

For more information on interest rate risks, see “Risk Factors—Risks Relating to Economic and Market Conditions” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Products

Individual Annuities

The Company offers a wide array of annuities, including variable annuities with (1) fixed interest rate allocation options, subject to a market value adjustment, that are registered with the SEC and (2) fixed-rate allocation options not subject to a market value adjustment and not registered with the SEC. The Company also offers fixed annuitization options during the payout phase of its variable annuities.

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

The Prudential Premier® Retirement Variable Annuity with Highest Daily Lifetime Income (“HDI”) offers lifetime income based on the highest daily account value plus a compounded deferral credit. HDI v.3.0 is the most current version of our “highest daily” guaranteed living benefits. The Prudential Premier® Retirement Variable Annuity with Legacy Protection Plus (“LPP”) offers an optional enhanced death benefit where we pay a death benefit amount based on the purchase payments rolling up at a preset rate on an annual basis until certain events occur.

The Prudential Defined Income (“PDI”) Variable Annuity complements the variable annuity products we offer with the highest daily lifetime income benefit. PDI provides for guaranteed lifetime withdrawal payments, but restricts contractholder investment to a single bond fund sub-account within the separate account. PDI includes a living benefit guarantee which provides for a specified lifetime income withdrawal rate applied to the initial purchase payment paid, subject to annual roll-up increases until lifetime withdrawals commence, but does not have the highest daily feature.

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

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 66% of our net individual life insurance in force at June 30, 2017, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 18% of our net individual life insurance in force at June 30, 2017, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 13% of our net individual life insurance in force at June 30, 2017, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products, which represent 3% of our net individual life insurance in force at June 30, 2017. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

Management believes the accounting policies relating to the following areas are most dependent on the application of estimates and assumptions and require management’s most difficult, subjective, or complex judgments:

•	DAC and other costs, including deferred sales inducements (“DSI”);

•	Valuation of investments, including derivatives, and the recognition of other-than-temporary impairments ("OTTI");

•	Policyholder liabilities;

•	Reinsurance recoverables;

•	Taxes on income; and

•	Reserves for contingencies, including reserves for losses in connection with unresolved legal matters.

DAC and Other Costs

DAC and other costs associated with the variable and universal life policies and the variable and fixed annuity contracts are generally amortized over the expected life of these policies in proportion to total gross profits. Total gross profits include both actual gross profits and estimates of gross profits for future periods. In calculating gross profits, we consider mortality, persistency, and other elements as well as rates of return on investments associated with these contracts and the cost related to our guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB"). For variable annuities, gross profits and amortization rates also include the impacts of the embedded derivatives associated with certain of the living benefit guarantees of our variable annuity contracts and related hedging activities. In calculating amortization expense, we estimate the amounts of gross profits that will be included in our U.S. GAAP results and utilize these estimates to calculate amortization rates and expense amounts. In addition, in calculating gross profits, we include the profits and losses related to contracts issued by the Company that are reported in affiliated legal entities other than the Company as a result of, for example, reinsurance agreements with those affiliated entities. The Company is an indirect subsidiary of Prudential Financial (an SEC registrant) and has extensive transactions and relationships with other subsidiaries of Prudential Financial, including reinsurance agreements, as discussed in Note 10 to the Unaudited Interim Consolidated Financial Statements. Incorporating all product-related profits and losses in gross profits, including those that are reported in affiliated legal entities, produces a DAC amortization pattern representative of the total economics of the products. For a further discussion of the amortization of DAC and other costs, see “Results of Operations”.

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of June 30, 2017, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 4.6% near-term mean reversion equity rate of return.

The weighted average rate of return assumptions consider many factors specific to each business, including asset durations, asset allocations and other factors. We generally update the near-term equity rates of return and our estimate of total gross profits each quarter to reflect the result of the reversion to the mean approach. We generally update the future interest rates used to project fixed income returns annually and in any quarter when interest rates vary significantly from these assumptions. As a result of our 2017 annual reviews and update of assumptions and other refinements, we reduced our long-term expectation of the 10-year U.S. Treasury rate by 25 basis points and now grade to 3.75% over ten years. These market performance related adjustments to our estimate of total gross profits result in cumulative adjustments to prior amortization, reflecting the application of the new required rate of amortization to all prior periods’ gross profits.

Accounting for Certain Reinsurance Contracts in our Individual Life business

During the second quarter of 2017, we recognized a pre-tax charge of $2 million, reflecting a change in our estimate of reinsurance cash flows associated with universal life products as well as a change in our method of reflecting these cash flows in the financial statements. Under our previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, we generally recognized reinsurance cash flows (e.g., premiums and recoveries) as they occurred. Under our new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, we revised how reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves and DAC. The change represents a change in accounting estimate effected by a change in accounting principle and is included within our annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cash flow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. We view this new methodology as preferable as we believe it better reflects the economics of our reinsurance transactions by aligning the results of our reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above. See Note 2 to our Unaudited Interim Consolidated Financial Statements for more information.

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

Changes in Financial Position

June 30, 2017 versus December 31, 2016

Total assets increased $10.0 billion, from $155.7 billion at December 31, 2016 to $165.7 billion at June 30, 2017. Significant components were:

•	Separate account assets increased $6.6 billion, primarily driven by market appreciation, partially offset by policy charges.

•
Reinsurance recoverables increased $3.0 billion. The increase was primarily driven by the reinsured variable annuity living benefit liability, driven by changes in the non-performance risk (“NPR”) adjustment as a result of tightening credit spreads, universal and term life business growth and an increase in reserves related to the ceded Hartford guaranteed universal life business.

•	Total investments increased $0.3 billion, primarily driven by continued business growth of universal and term life, and unrealized investment gains, due to a decline in rates.

Total liabilities increased $9.5 billion, from $153.2 billion at December 31, 2016 to $162.7 billion at June 30, 2017. Significant components were:

•	Separate account liabilities increased $6.6 billion, corresponding to the increase in separate account assets described above.

•
Future policy benefits increased $2.2 billion, primarily due to the variable annuity living benefit liabilities, term and universal life business growth, and an increase in ceded Hartford guaranteed universal life reserves, as discussed above.

•	Policyholders’ account balances increased $0.5 billion, primarily driven by universal life business growth.

•
Other liabilities increased $0.2 billion, primarily driven by an increase in the cost of reinsurance payable as a result of a reinsurance methodology change, included in our annual review and update of assumptions and other refinements.

Total equity increased $0.5 billion, from $2.5 billion at December 31, 2016 to $3.0 billion at June 30, 2017, primarily driven by after-tax income and unrealized investment gains, as discussed above.

Results of Operations

Income (loss) from Operations before Income Taxes

2017 to 2016 Three Months Comparison.

Income from operations before income taxes decreased $0.4 billion from $0.7 billion in the second quarter of 2016 to $0.3 billion in the second quarter of 2017. This was primarily driven by an unfavorable variance of $0.7 billion from the recapture of the living benefit guarantee from Pruco Re, and subsequent ceding of the variable annuities business to PALAC and Prudential Insurance, as part of the Variable Annuities Recapture in the second quarter of 2016. This was partially offset by a favorable variance of $0.2 billion driven by the results of the reinsured embedded derivative related to the no-lapse guarantee.

2017 to 2016 Six Months Comparison.

Income from operations before income taxes remained relatively flat from $0.4 billion in the first six months of 2016 to $0.4 billion in the first six months of 2017. This was driven by an unfavorable variance of $0.7 billion from the recapture of the living benefit guarantee from Pruco Re, and subsequent ceding of the variable annuities business to PALAC and Prudential Insurance in the second quarter of 2016, as described above. Net fee income decreased $0.4 billion, driven by the Variable Annuities Recapture. This was offset by the amortization of DAC and other costs, which resulted in a favorable variance of $0.8 billion, driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates, and a favorable variance of $0.2 billion driven by the results of the reinsured embedded derivative related to the no-lapse guarantee.

Revenues, Benefits and Expenses

2017 to 2016 Three Months Comparison

Revenues increased $0.2 billion from $0.1 billion in the second quarter of 2016 to $0.3 billion in the second quarter of 2017, primarily driven by a favorable variance in premiums of $0.9 billion due to consideration for the Variable Annuities Recapture in the second quarter of 2016. This was partially offset by a decrease in realized investment gains (losses) of $0.6 billion driven by gains related to the recapture of the living benefit guarantee from Pruco Re, as described above, partially offset by the results of the embedded derivative related to the no-lapse guarantee. A decline in policy charges and fee income of $0.2 billion was primarily due to the cost of reinsurance on the universal block of business (see “-Accounting Policies & Pronouncements-Application of Critical Accounting Estimates-Accounting for Certain Reinsurance Contracts in our Individual Life business”).

Benefits and expenses increased $0.5 billion from a benefit of $0.6 billion in the second quarter of 2016 to a benefit of $0.1 billion in the second quarter of 2017, primarily driven by an unfavorable variance of $0.3 billion in policyholders’ benefits due to ceded GMDB and GMIB reserves as a result of the Variable Annuities Recapture, partially offset by the impact of the cost of reinsurance on the universal block of business (see “-Accounting Policies & Pronouncements-Application of Critical Accounting Estimates-Accounting for Certain Reinsurance Contracts in our Individual Life business”), as discussed above. General, administrative and other expenses increased $0.2 billion primarily driven by the the Variable Annuities Recapture.

2017 to 2016 Six Months Comparison

Revenues decreased $0.4 billion from $0.9 billion in the first six months of 2016 to $0.5 billion in the first six months of 2017, primarily driven by an unfavorable variance in realized investment gains (losses) of $0.7 billion due to the Variable Annuities Recapture, as discussed above. Policy charges and fee income, and asset administration fees decreased $0.7 billion primarily due to the ceding of the annuities business, as described above. This was partially offset by an increase in premiums of $0.9 billion due to consideration paid for the Variable Annuities Recapture, as discussed above.

Benefits and expenses decreased $0.5 billion from $0.6 billion in the first six months of 2016 to $0.1 billion in the first six months of 2017, primarily driven by a favorable variance of $0.7 billion in amortization of deferred policy acquisition costs and interest credited to policyholders’ account balances, primarily driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates. This was partially offset by a favorable variance of $0.2 billion in policyholders’ benefits, as discussed above.

Variable Annuity Risks and Risk Mitigants

The following is a summary of: (i) the risks associated with Individual Annuities’ products; (ii) our strategies in mitigating those risks, including any updates to those strategies since the previous year end; and (iii) the related financial results. For a more detailed description of these items and their related accounting treatment, refer to the complete descriptions provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Product Design Features

A portion of the variable annuity contracts that we offer include an asset transfer feature. This feature is implemented at the contract level, and transfers assets between certain variable investment sub-accounts selected by the annuity contractholder and, depending on the benefit feature, a fixed-rate account in the general account or a bond fund sub-account within the separate account. The objective of the asset transfer feature is to reduce our exposure to equity market risk and market volatility. Other product design features we utilize include, among others, asset allocation restrictions, minimum issuance age requirements and certain limitations on the amount of contractholder deposits, as well as a required minimum allocation to our general account for certain of our products. We have also introduced products that diversify our risk profile and have incorporated provisions in product design allowing frequent revisions of key pricing elements for certain of our products. In addition, there is diversity in our fee arrangements, as certain fees are primarily based on the benefit guarantee amount, the contractholder account value and/or premiums, which helps preserve certain revenue streams when market fluctuations cause account values to decline.

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

The valuation of the economic liability that PALAC and Prudential Insurance seek to defray excludes certain items that are included within the U.S. GAAP liability, such as NPR (in order to maximize protection irrespective of the possibility of default), as well as risk margins (required by U.S. GAAP but different from our best estimate) and valuation methodology differences. Since the ALM strategy is conducted in PALAC and Prudential Insurance, the results of the strategy do not directly impact the Company's results of operations or financial condition.

The change in hedge strategy, as described above in the Variable Annuities Recapture, had no impact on how we value or account for the living benefit guarantees under U.S. GAAP.

External Reinsurance

Between April 1, 2015 and December 31, 2016, we reinsured approximately 50% of the new business related to "highest daily" living benefit guarantees on our Highest Daily Lifetime Income HDI v.3.0 product to Union Hamilton Reinsurance, Ltd. ("Union Hamilton"), an external counterparty. During that time period, we ceded approximately $2.9 billion of new rider premiums to Union Hamilton under this agreement. This reinsurance remains in force for the duration of the underlying annuity contracts.

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

Prudential Financial is a Designated Financial Company under Dodd-Frank. As a Designated Financial Company, Prudential Financial is subject to supervision and examination by the Federal Reserve Bank of Boston and to stricter prudential regulatory standards, which include or will include requirements and limitations (many of which are the subject of ongoing rule-making) relating to capital, leverage, liquidity, stress-testing, overall risk management, resolution and recovery plans, credit exposure reporting, early remediation, management interlocks and credit concentration. They may also include standards regarding enhanced public disclosure, short-term debt limits and other related subjects. In addition, the Financial Stability Board has identified Prudential Financial as a global systemically important insurer ("G-SII"). For information on these regulatory initiatives and their potential impact on us, see "Regulatory Developments" above and "Business-Regulation” and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of June 30, 2017 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Through March 31, 2016, the Company reinsured the majority of its variable annuity living benefit guarantees to an affiliated company, Pruco Re, in order to facilitate the capital markets hedging program for these living benefit guarantees. Effective April 1, 2016, the Company recaptured the risks related to its variable annuity living benefit guarantees that were previously reinsured to Pruco Re, as discussed above, in the Variable Annuities Recapture.

Liquidity

Our liquidity is managed to ensure stable, reliable and cost-effective sources of cash flows to meet all of our obligations. Liquidity is provided by a variety of sources, as described more fully below, including portfolios of liquid assets. Our investment portfolios are integral to the overall liquidity of the Company. We use a projection process for cash flows from operations to ensure sufficient liquidity to meet projected cash outflows, including claims. The impact of Prudential Funding, LLC’s, or Prudential Funding, a wholly-owned subsidiary of Prudential Insurance, financing capacity on liquidity (as described below) is considered in the internal liquidity measures of the Company.

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

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2017 and December 31, 2016 the Company had liquid assets of $6,044 million and $5,802 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $121 million and $133 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, $5,463 million, or 93%, of the fixed maturity investments in Company general account portfolios were rated "1" highest quality or "2" high quality based on NAIC or equivalent rating. The remaining $399 million, or 7%, of these fixed maturity investments were rated other than high or highest quality.

Prudential Financial and Prudential Funding borrow funds in the capital markets primarily through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those affiliated captives are treated as capital for statutory purposes. As of June 30, 2017, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $10.15 billion of surplus notes in return for the receipt of credit-linked notes ("Credit-Linked Note Structures"). Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of June 30, 2017, an aggregate of $8.04 billion of surplus notes was outstanding under our affiliated captives' Credit-Linked Note Structures, reflecting an increase of $282 million from December 31, 2016.

As of June 30, 2017, our affiliated captive reinsurance companies had outstanding an aggregate of $3.3 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $2.4 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable affiliated captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of June 30, 2017, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

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

In June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. At the Company's discretion, it may be applied to new individual life business beginning as early as January 1, 2017, and must be applied for all new individual life business issued January 1, 2020 and later. During 2017, the Company is adopting principles-based reserving for its guaranteed universal life products and plans to introduce updated versions of these products. The single-life version was introduced this past quarter and the joint-life version is anticipated to be introduced later this year. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under AG 48. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its entire portfolio of individual life product offerings, and expects to adopt principles-based reserving for the other products in its portfolio in phases through the final January 1, 2020 adoption date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of June 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 11, 2017