Form 10-Q
period 2017-09-30
PRUCO LIFE INSURANCE CO
filed 2017-11-09
CIK 777917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ________________________
FORM 10-Q
________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
As of November 9, 2017, 250,000 shares of the registrant’s Common Stock (par value $10) were outstanding. As of such date, The Prudential Insurance Company of America, a New Jersey corporation, owned all of the Registrant’s Common Stock.
Pruco Life Insurance Company meets the conditions set
forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

		Page Number
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2017 and December 31, 2016	4

	Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016	5

	Unaudited Interim Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016	6

	Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	7

	Notes to Unaudited Interim Consolidated Financial Statements	8

	1. Business and Basis of Presentation	8

	2. Significant Accounting Policies and Pronouncements	12

	3. Investments	16

	4. Income Taxes	27

	5. Fair Value of Assets and Liabilities	27

	6. Derivative Instruments	44

	7. Commitments and Guarantees, Contingent Liabilities and Litigation and Regulatory Matters	49

	8. Reinsurance	51

	9. Equity	56

	10. Related Party Transactions	59

	11. Revision to Prior Year Information	63

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	64

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	75

Item 4.	Controls and Procedures	75

PART II—OTHER INFORMATION		76

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 6.	Exhibits	77

SIGNATURES		78

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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Financial Position
September 30, 2017 and December 31, 2016 (in thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017 – $4,871,778; 2016 – $5,552,911)	$5,098,642	$5,617,549
Equity securities, available-for-sale, at fair value (cost: 2017 – $20,754; 2016 – $16,390)	22,641	16,756
Trading account assets, at fair value	55,060	35,328
Policy loans	1,147,593	1,166,456
Short-term investments	712	36,657
Commercial mortgage and other loans	1,208,807	1,150,381
Other long-term investments	312,683	344,463
Total investments	7,846,138	8,367,590
Cash and cash equivalents	196,326	96,157
Deferred policy acquisition costs	1,309,489	1,341,093
Accrued investment income	81,478	87,322
Reinsurance recoverables	31,626,758	28,674,226
Receivables from parent and affiliates	334,110	213,952
Other assets	419,520	279,222
Separate account assets	126,244,384	116,606,428
TOTAL ASSETS	$168,058,203	$155,665,990
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$19,653,120	$18,894,893
Future policy benefits	17,941,244	16,503,260
Securities sold under agreements to repurchase	0	68,904
Cash collateral for loaned securities	15,615	74,976
Income taxes	158,217	97,400
Payables to parent and affiliates	160,151	73,628
Other liabilities	945,856	849,698
Separate account liabilities	126,244,384	116,606,428
TOTAL LIABILITIES	165,118,587	153,169,187
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)
EQUITY
Common stock ($10 par value; 1,000,000 shares authorized; 250,000 shares issued and outstanding)	2,500	2,500
Additional paid-in capital	1,140,437	986,062
Retained earnings	1,648,006	1,437,266
Accumulated other comprehensive income	148,673	70,975
TOTAL EQUITY	2,939,616	2,496,803
TOTAL LIABILITIES AND EQUITY	$168,058,203	$155,665,990
See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2017 and 2016 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES
Premiums	$15,124	$29,015	$37,958	$(805,162)
Policy charges and fee income	126,709	88,479	122,186	673,973
Net investment income	86,522	103,743	267,178	287,814
Asset administration fees	4,555	4,004	13,132	80,399
Other income	18,020	15,436	48,145	20,359
Realized investment gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(143)	0	(6,034)	(16,597)
Other-than-temporary impairments on fixed maturity securities transferred to other comprehensive income	0	0	366	338
Other realized investment gains (losses), net	(275,043)	(9,668)	(25,507)	922,204
Total realized investment gains (losses), net	(275,186)	(9,668)	(31,175)	905,945
TOTAL REVENUES	(24,256)	231,009	457,424	1,163,328
BENEFITS AND EXPENSES
Policyholders’ benefits	54,637	54,496	(77,893)	(317,384)
Interest credited to policyholders’ account balances	38,196	42,081	128,923	256,488
Amortization of deferred policy acquisition costs	19,313	(17,690)	76,768	611,555
General, administrative and other expenses	81,543	103,118	187,947	206,933
TOTAL BENEFITS AND EXPENSES	193,689	182,005	315,745	757,592
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(217,945)	49,004	141,679	405,736
Income tax expense (benefit)(1)	(39,449)	(35,893)	(69,061)	(74,946)
NET INCOME (LOSS)(1)	$(178,496)	$84,897	$210,740	$480,682
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	75	31	224	153
Net unrealized investment gains (losses):
Unrealized investment gains (losses) for the period	18,589	11,944	147,980	356,594
Reclassification adjustment for (gains) losses included in net income (loss)	(28,594)	1,517	(28,669)	(72,160)
Net unrealized investment gains (losses)	(10,005)	13,461	119,311	284,434
Other comprehensive income (loss), before tax	(9,930)	13,492	119,535	284,587
Less: Income tax expense (benefit) related to:
Foreign currency translation adjustments	26	12	78	54
Net unrealized investment gains (losses)	(3,501)	4,711	41,759	99,551
Total	(3,475)	4,723	41,837	99,605
Other comprehensive income (loss), net of tax	(6,455)	8,769	77,698	184,982
COMPREHENSIVE INCOME (LOSS)(1)	$(184,951)	$93,666	$288,438	$665,664
(1) Prior period amounts for the three months ended September 30, 2016 have been revised to reflect a corrected tax expense amount.

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Equity
Nine Months Ended September 30, 2017 and 2016 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2016	$2,500	$986,062	$1,437,266	$70,975	$2,496,803
Contributed capital		153,500			153,500
Dividend to parent			0		0
Contributed (distributed) capital-parent/child asset transfers		875			875
Comprehensive income (loss):
Net income (loss)			210,740		210,740
Other comprehensive income (loss), net of tax				77,698	77,698
Total comprehensive income (loss)					288,438
Balance, September 30, 2017	$2,500	$1,140,437	$1,648,006	$148,673	$2,939,616

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	$2,500	$779,973	$3,635,147	$64,805	$4,482,425
Contributed capital		205,000			205,000
Dividend to parent			(2,593,519)		(2,593,519)
Contributed (distributed) capital-parent/child asset transfers		1,090			1,090
Comprehensive income (loss):
Net income (loss)			480,682		480,682
Other comprehensive income (loss), net of tax				184,982	184,982
Total comprehensive income (loss)					665,664
Balance, September 30, 2016	$2,500	$986,063	$1,522,310	$249,787	$2,760,660

See Notes to Unaudited Interim Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Unaudited Interim Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016 (in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$210,740	$480,682
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(124,187)	87,591
Interest credited to policyholders’ account balances	128,923	256,488
Realized investment (gains) losses, net	31,175	(905,945)
Amortization and other non-cash items	(46,435)	(52,910)
Change in:
Future policy benefits	1,466,123	1,408,003
Reinsurance recoverables	(1,594,691)	(1,308,146)
Accrued investment income	(2,828)	15,601
Net payables to/receivables from parent and affiliates	(33,543)	(41,176)
Deferred policy acquisition costs	(116,519)	357,105
Income taxes	53,508	(115,247)
Deferred sales inducements	0	(2,151)
Derivatives, net	3,945	(198,198)
Other, net	109,283	(191,566)
Cash flows from (used in) operating activities	85,494	(209,869)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	875,580	970,834
Short-term investments	68,247	255,026
Policy loans	107,002	105,840
Ceded policy loans	(11,273)	(7,330)
Commercial mortgage and other loans	112,174	195,344
Other long-term investments	10,913	7,463
Equity securities, available-for-sale	510	31,602
Trading account assets	214	0
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(1,038,434)	(1,781,534)
Short-term investments	(32,316)	(241,827)
Policy loans	(84,190)	(87,199)
Ceded policy loans	13,309	12,297
Commercial mortgage and other loans	(164,199)	(225,317)
Other long-term investments	(22,255)	(25,175)
Equity securities, available-for-sale	(5,000)	(5,000)
Trading account assets	(15,019)	0
Notes receivable from parent and affiliates, net	5,339	19,543
Derivatives, net	(17,899)	19,522
Other, net	(153,367)	0
Cash flows from (used in) investing activities	(350,664)	(755,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	3,325,383	3,125,848
Ceded policyholders’ account deposits	(2,256,796)	(1,688,037)
Policyholders’ account withdrawals	(2,029,593)	(1,910,500)
Ceded policyholders’ account withdrawals	1,263,110	745,624
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	(128,265)	93,084
Contributed capital	148,500	405,321
Contributed (distributed) capital - parent/child asset transfers	1,346	1,676
Repayments of debt (maturities longer than 90 days)	0	(125,000)
Drafts outstanding	41,654	26,255
Cash flows from (used in) financing activities	365,339	674,271
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100,169	(291,509)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	96,157	370,286
CASH AND CASH EQUIVALENTS, END OF PERIOD	$196,326	$78,777

Significant Non-Cash Transactions

Cash Flows from Investing Activities for the nine months ended September 30, 2017 excludes $837 million of decreases in fixed maturities, available-for-sale, related to the amendments of the reinsurance agreements between Pruco Life Insurance Company and Gibraltar Universal Life Reinsurance Company ("GUL Re"), an affiliate, in the third quarter of 2017.

Cash Flows from Investing Activities for the nine months ended September 30, 2017 excludes $35 million of decreases in other long-term investments related to the tax settlements with Prudential Financial, Inc., which are related to the amendments of the reinsurance agreements between Pruco Life Insurance Company and Universal Prudential Arizona Reinsurance Company (“UPARC”), an affiliate, and Pruco Life Insurance Company and GUL Re, an affiliate, in the third quarter of 2017.

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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Accounting for Certain Reinsurance Contracts in the Individual Life business

During the second quarter of 2017, the Company recognized a pre-tax charge of $2 million, reflecting a change in estimate of reinsurance cash flows associated with universal life products as well as a change in method of reflecting these cash flows in the financial statements. Under the previous method of accounting, with the exception of recoveries pertaining to no lapse guarantees, reinsurance cash flows (e.g., premiums and recoveries) were generally recognized as they occurred. Under the new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, the way in which reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves and DAC was also revised. The change represents a change in accounting estimate effected by a change in accounting principle and was included within the Company’s annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cash flow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. This new methodology is viewed as preferable as the Company believes it better reflects the economics of reinsurance transactions by aligning the results of reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above.

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

There have been no ASU adopted during the nine months ended September 30, 2017.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

ASU issued but not yet adopted as of the nine months ended September 30, 2017

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
Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities
The ASU revises an entity’s accounting related to the recognition and measurement of certain equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU requires equity investments, except for those accounted for using the equity method, to be measured at fair value with changes in fair value recognized in net income. The standard also amends certain disclosure requirements associated with the fair value of financial instruments.

January 1, 2018 using the modified retrospective method which will include a cumulative-effect adjustment on the
balance sheet as of the beginning of the fiscal year of adoption. The amendments are to be applied prospectively as they relate to equity investments without readily determinable fair value that exist as of the date of adoption.

The transition impact to the Company’s Consolidated Statements of Financial Position will depend on the net unrealized gain or loss on equity securities and the embedded unrealized gain or loss on equity investments currently accounted for under the cost method as of the effective date. As of September 30, 2017 the net unrealized gain on equity investments is $8.9 million. The cumulative-effect adjustment ultimately recorded on January 1, 2018 will differ from that amount after taking into account portfolio activity and market movements that occur during the fourth quarter of 2017.

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
Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

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
Based on the assessment completed to date, the Company does not expect the adoption of the ASU to have a significant impact on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities	This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	This ASU makes targeted changes to the existing hedge accounting model to better portray the economics of an entity’s risk management activities and to simplify the use of hedge accounting.	January 1, 2019 using the modified retrospective method (with early adoption permitted).	The Company is currently assessing the impact of the ASU on the Company’s Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

3.    INVESTMENTS

Fixed Maturities and Equity Securities

The following tables set forth information relating to fixed maturities and equity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2017
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$67,186	$4,557	$0	$71,743	$0
Obligations of U.S. states and their political subdivisions	592,970	27,907	113	620,764	0
Foreign government bonds	123,684	6,371	479	129,576	0
Public utilities	626,474	52,301	1,816	676,959	0
Redeemable preferred stock	4,033	996	0	5,029	0
All other U.S. public corporate securities	1,292,340	93,510	4,434	1,381,416	(215)
All other U.S. private corporate securities	717,740	16,194	3,674	730,260	0
All other foreign public corporate securities	165,944	11,830	681	177,093	0
All other foreign private corporate securities	728,428	28,159	12,753	743,834	0
Asset-backed securities(1)	132,608	1,950	9	134,549	(146)
Commercial mortgage-backed securities	346,532	6,442	2,298	350,676	0
Residential mortgage-backed securities(2)	73,839	3,058	154	76,743	(229)
Total fixed maturities, available-for-sale	$4,871,778	$253,275	$26,411	$5,098,642	$(590)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$20,700	$1,814	$0	$22,514
Public utilities	54	31	0	85
Industrial, miscellaneous & other	0	42	0	42
Total equity securities, available-for-sale	$20,754	$1,887	$0	$22,641

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

(3)
Represents the amount of OTTI losses in "Accumulated other comprehensive income (loss)" ("AOCI"), which were not included in earnings. Amount excludes $1.4 million of net unrealized gains on impaired available-for-sale securities relating to changes in the value of such securities subsequent to the impairment measurement date.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI(3)
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$154,180	$6,593	$33	$160,740	$0
Obligations of U.S. states and their political subdivisions	618,447	14,592	6,553	626,486	0
Foreign government bonds	111,025	2,143	4,386	108,782	0
Public utilities	706,536	33,950	10,519	729,967	0
Redeemable preferred stock	4,136	834	156	4,814	0
All other U.S. public corporate securities	1,802,350	67,908	28,846	1,841,412	(215)
All other U.S. private corporate securities	714,776	14,555	7,702	721,629	(236)
All other foreign public corporate securities	216,428	7,371	4,127	219,672	0
All other foreign private corporate securities	577,761	4,866	33,455	549,172	0
Asset-backed securities(1)	184,414	5,164	562	189,016	(2,534)
Commercial mortgage-backed securities	382,717	5,783	5,829	382,671	0
Residential mortgage-backed securities(2)	80,141	3,355	308	83,188	(274)
Total fixed maturities, available-for-sale	$5,552,911	$167,114	$102,476	$5,617,549	$(3,259)
Equity securities, available-for-sale:
Common stocks:
Mutual funds	$16,324	$441	$124	$16,641
Public utilities	66	2	28	40
Industrial, miscellaneous & other	0	75	0	75
Total equity securities, available-for-sale	$16,390	$518	$152	$16,756

(1)	Includes credit-tranched securities collateralized by loan obligations, sub-prime mortgages, auto loans, education loans and other asset types.

(2)	Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses aggregated by investment category and length of time that individual fixed maturity and equity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2017
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Obligations of U.S. states and their political subdivisions	20,622	113	0	0	20,622	113
Foreign government bonds	7,077	67	18,315	412	25,392	479
Public utilities	35,073	496	26,114	1,320	61,187	1,816
Redeemable preferred stock	0	0	0	0	0	0
All other U.S. public corporate securities	55,600	649	106,749	3,785	162,349	4,434
All other U.S. private corporate securities	157,827	2,782	29,476	892	187,303	3,674
All other foreign public corporate securities	9,946	48	13,976	633	23,922	681
All other foreign private corporate securities	69,418	1,279	130,224	11,474	199,642	12,753
Asset-backed securities	13,139	6	363	3	13,502	9
Commercial mortgage-backed securities	110,027	1,369	31,303	929	141,330	2,298
Residential mortgage-backed securities	11,442	120	1,595	34	13,037	154
Total fixed maturities, available-for-sale	$490,171	$6,929	$358,115	$19,482	$848,286	$26,411
Equity securities, available-for-sale	$0	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$603	$33	$0	$0	$603	$33
Obligations of U.S. states and their political subdivisions	239,146	6,553	0	0	239,146	6,553
Foreign government bonds	81,074	4,055	1,690	331	82,764	4,386
Public utilities	207,226	7,847	21,394	2,672	228,620	10,519
Redeemable preferred stock	0	0	0	156	0	156
All other U.S. public corporate securities	568,763	20,695	73,575	8,151	642,338	28,846
All other U.S. private corporate securities	232,561	6,082	29,071	1,620	261,632	7,702
All other foreign public corporate securities	86,492	3,188	5,433	939	91,925	4,127
All other foreign private corporate securities	236,512	13,604	101,858	19,851	338,370	33,455
Asset-backed securities	37,355	492	49,346	70	86,701	562
Commercial mortgage-backed securities	191,674	5,827	947	2	192,621	5,829
Residential mortgage-backed securities	36,224	302	1,045	6	37,269	308
Total fixed maturities, available-for-sale	$1,917,630	$68,678	$284,359	$33,798	$2,201,989	$102,476
Equity securities, available-for-sale	$0	$0	$2,965	$152	$2,965	$152

As of September 30, 2017 and December 31, 2016, the gross unrealized losses on fixed maturity securities were composed of $22.0 million and $93.3 million, respectively, related to "1" highest quality or "2" high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4.4 million and $9.2 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2017, the $19.5 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the energy, finance and consumer non-cyclical sectors of the Company's corporate securities. As of December 31, 2016, the $33.8 million of gross unrealized losses on fixed maturity securities of twelve months or more were concentrated in the energy, finance and utility sectors of the Company's corporate securities. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these fixed maturity securities was not warranted at either September 30, 2017 or December 31, 2016. These conclusions were based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to general credit spread widening, increases in interest rates and foreign currency exchange rate movements. As of September 30, 2017, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

As of both September 30, 2017 and December 31, 2016, none of the gross unrealized losses on equity securities represented declines in value of 20% or more. In accordance with its policy described in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company concluded that an adjustment to earnings for OTTI for these equity securities was not warranted at either September 30, 2017 or December 31, 2016.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$132,295	$133,464
Due after one year through five years	729,817	747,708
Due after five years through ten years	1,018,454	1,054,100
Due after ten years	2,438,233	2,601,402
Asset-backed securities	132,608	134,549
Commercial mortgage-backed securities	346,532	350,676
Residential mortgage-backed securities	73,839	76,743
Total fixed maturities, available-for-sale	$4,871,778	$5,098,642

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

The following table sets forth the sources of fixed maturity and equity security proceeds and related investment gains (losses), as well as losses on impairments of both fixed maturities and equity securities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$56,312	$35,296	$483,151	$534,917
Proceeds from maturities/prepayments	125,128	102,545	392,320	400,781
Gross investment gains from sales and maturities	34,996	(1,519)	44,016	94,228
Gross investment losses from sales and maturities	(6,259)	(124)	(9,554)	(4,217)
OTTI recognized in earnings(2)	(143)	0	(5,668)	(16,259)
Equity securities, available-for-sale:
Proceeds from sales	$0	$3,150	$510	$31,602
Gross investment gains from sales	0	125	11	341
Gross investment losses from sales	0	1	0	(1,933)
OTTI recognized in earnings	0	0	(136)	0

(1)	Includes $(0.1) million and $4.9 million of non-cash related proceeds for the nine months ended September 30, 2017 and 2016, respectively.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following table sets forth the amount of pre-tax credit loss impairments on fixed maturity securities held by the Company for which a portion of the OTTI loss was recognized in OCI and the corresponding changes in such amounts, for the periods indicated:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands)
Credit loss impairments:
Balance, beginning of period	$3,724	$5,520	$5,550	$7,041
New credit loss impairments	0	424	0	522
Additional credit loss impairments on securities previously impaired	0	0	0	6
Increases due to the passage of time on previously recorded credit losses	25	88	139	224
Reductions for securities which matured, paid down, prepaid or were sold during the period	(24)	(1,894)	(37)	(1,173)
Reductions for securities impaired to fair value during the period(1)	0	(327)	0	0
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(11)	(97)	(11)	(321)
Assets transferred to parent and affiliates	0	0	0	(658)
Balance, end of period	$3,714	$3,714	$5,641	$5,641

(1)
Represents circumstances where the Company determined in the current period that it intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of the security's amortized cost.

Trading Account Assets

The following table sets forth the composition of “Trading account assets,” as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amortized Cost or Cost	Fair Value	Amortized Cost or Cost	Fair Value
	(in thousands)
Fixed maturities	$38,279	$37,940	$23,555	$19,558
Equity securities	11,939	17,120	11,929	15,770
Total trading account assets	$50,218	$55,060	$35,484	$35,328

The net change in unrealized gains (losses) from trading account assets still held at period end, recorded within “Other income,” was $1.4 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $5.0 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of "Commercial mortgage and other loans," as of the dates indicated:

	September 30, 2017		December 31, 2016
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$367,164	30.3%	$318,667	27.7%
Hospitality	43,641	3.6	54,597	4.7
Industrial	184,360	15.2	185,682	16.1
Office	185,199	15.3	161,980	14.1
Other	129,635	10.7	124,465	10.8
Retail	233,089	19.3	243,225	21.1
Total commercial mortgage loans	1,143,088	94.4	1,088,616	94.5
Agricultural property loans	67,691	5.6	63,323	5.5
Total commercial mortgage and agricultural property loans by property type	1,210,779	100.0%	1,151,939	100.0%
Valuation allowance	(1,972)		(1,558)
Total commercial mortgage and other loans	$1,208,807		$1,150,381

As of September 30, 2017, the commercial mortgage and agricultural property loans were geographically dispersed throughout the United States (with the largest concentrations in California (24%), Texas (14%) and New Jersey (6%)) and included loans secured by properties in Australia and Europe.

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	September 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$1,513	$45	$1,558
Addition to (release of) allowance for losses	393	21	414
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,906	$66	$1,972

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Balance, beginning of year	$2,587	$64	$2,651
Addition to (release of) allowance for losses	(1,074)	(19)	(1,093)
Charge-offs, net of recoveries	0	0	0
Total ending balance	$1,513	$45	$1,558

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The following tables set forth the allowance for credit losses and the recorded investment in commercial mortgage and other loans, as of the dates indicated:

	September 30, 2017
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,906	66	1,972
Total ending balance(1)	$1,906	$66	$1,972
Recorded investment(2):
Individually evaluated for impairment	$2,370	$1,153	$3,523
Collectively evaluated for impairment	1,140,718	66,538	1,207,256
Total ending balance(1)	$1,143,088	$67,691	$1,210,779

(1)	As of September 30, 2017, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

	December 31, 2016
	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance for credit losses:
Individually evaluated for impairment	$0	$0	$0
Collectively evaluated for impairment	1,513	45	1,558
Total ending balance(1)	$1,513	$45	$1,558
Recorded investment(2):
Individually evaluated for impairment	$2,528	$0	$2,528
Collectively evaluated for impairment	1,086,088	63,323	1,149,411
Total ending balance(1)	$1,088,616	$63,323	$1,151,939

(1)	As of December 31, 2016, there were no loans acquired with deteriorated credit quality.

(2)	Recorded investment reflects the carrying value gross of related allowance.

The following tables set forth certain key credit quality indicators for commercial mortgage and agricultural property loans based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2017
	Debt Service Coverage Ratio
	≥ 1.2X	1.0X to < 1.2X	< 1.0X	Total Loans
	(in thousands)
Loan-to-Value Ratio:
0%-59.99%	$692,910	$20,262	$2,352	$715,524
60%-69.99%	364,772	9,702	2,026	376,500
70%-79.99%	96,950	21,570	0	118,520
80% or greater	0	0	235	235
Total loans	$1,154,632	$51,534	$4,613	$1,210,779

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

The following tables set forth an aging of past due commercial mortgage and other loans, based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2017
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$1,143,088	$0	$0	$0	$1,143,088	$0
Agricultural property loans	67,691	0	0	0	67,691	0
Total	$1,210,779	$0	$0	$0	$1,210,779	$0

(1)	As of September 30, 2017, there were no loans in this category accruing interest.

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

For the three and nine months ended September 30, 2017, there were no commercial mortgage and other loans acquired, other than those through direct origination. For the three months ended September 30, 2017, there were no commercial mortgage and other loans sold. For the nine months ended September 30, 2017, there were $42 million of commercial mortgage and other loans sold. For the three and nine months ended September 30, 2016, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For the three and nine months ended September 30, 2017, there were no commercial mortgage and other loans transferred to related parties. For the three months ended September 30, 2016, there were no transfers of commercial mortgage and other loans to related parties. For the nine months ended September 30, 2016, there were $631 million of commercial mortgage and other loans transferred to related parties.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

The Company’s commercial mortgage and other loans may occasionally be involved in a troubled debt restructuring. For the three and nine months ended September 30, 2017 and 2016, there were no new troubled debt restructurings related to commercial mortgage and other loans and no payment defaults on commercial mortgage and other loans that were modified as a troubled debt restructuring within the twelve months preceding. As of both September 30, 2017 and December 31, 2016, the Company had no significant commitments to provide additional funds to borrowers that had been involved in a troubled debt restructuring. For additional information relating to the accounting for troubled debt restructurings, see Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Other Long-Term Investments

The following table sets forth the composition of “Other long-term investments,” as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Company's investment in separate accounts	$39,304	$34,088
Joint ventures and limited partnerships:
Private equity	151,796	139,493
Hedge funds	52,791	81,104
Real estate-related	12,135	11,912
Total joint ventures and limited partnerships	216,722	232,509
Derivatives	56,657	77,866
Total other long-term investments	$312,683	$344,463

Net Investment Income

The following table sets forth "Net investment income" by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities, available-for-sale	$59,264	$56,901	$177,512	$186,654
Equity securities, available-for-sale	0	0	0	1
Trading account assets	442	424	1,244	1,628
Commercial mortgage and other loans	13,534	11,792	39,800	46,369
Policy loans	16,110	16,034	47,572	46,813
Short-term investments and cash equivalents	282	351	674	1,550
Other long-term investments	1,865	23,062	15,514	21,508
Gross investment income	91,497	108,564	282,316	304,523
Less: investment expenses	(4,975)	(4,821)	(15,138)	(16,709)
Net investment income	$86,522	$103,743	$267,178	$287,814

Realized Investment Gains (Losses), Net

The following table sets forth "Realized investment gains (losses), net," by investment type, for the periods indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Fixed maturities	$28,594	$(1,643)	$28,794	$73,752
Equity securities	0	126	(125)	(1,592)
Commercial mortgage and other loans	74	(74)	(414)	29,917
Joint ventures and limited partnerships	5	(173)	(96)	(240)
Derivatives(1)	(303,850)	(7,907)	(59,319)	804,087
Short-term investments and cash equivalents	(9)	3	(15)	21
Realized investment gains (losses), net	$(275,186)	$(9,668)	$(31,175)	$905,945

(1)	Includes the hedged items offset in qualifying fair value hedge accounting relationships.

Net Unrealized Gains (Losses) on Investments

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Fixed maturity securities, available-for-sale — with OTTI	$811	$4,883
Fixed maturity securities, available-for-sale — all other	226,053	59,755
Equity securities, available-for-sale	1,887	366
Derivatives designated as cash flow hedges(1)	1,008	40,931
Affiliated notes	5,968	5,056
Other investments	2,813	1,441
Net unrealized gains (losses) on investments	$238,540	$112,432

(1)	See Note 6 for more information on cash flow hedges.

Securities Lending and Repurchase Agreements

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. The following table sets forth the composition of "Cash collateral for loaned securities," which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$0	$0	$0
Foreign government bonds	9,940	0	9,940	6,827	0	6,827
U.S. public corporate securities	4,720	0	4,720	62,584	0	62,584
Foreign public corporate securities	955	0	955	5,565	0	5,565
Total cash collateral for loaned securities(1)	$15,615	$0	$15,615	$74,976	$0	$74,976

(1)	The Company did not have securities with remaining contractual maturities of thirty days or greater, as of the dates indicated.

The following table sets forth the composition of "Securities sold under agreements to repurchase," as of the dates indicated:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017			December 31, 2016
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$0	$68,904	$0	$68,904
Total securities sold under agreements to repurchase(1)	$0	$0	$0	$68,904	$0	$68,904

(1)	The Company did not have securities with remaining contractual maturities of thirty days or greater, as of the dates indicated.

4.    INCOME TAXES

The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Total income tax expense” divided by projected “Income from operations before income taxes”.

Our income tax provision amounted to an income tax benefit of $69.1 million, or (48.7)% of income from operations before income taxes in the first nine months of 2017, compared to a benefit of $74.9 million, or (15.0)% of income from operations before income taxes in the first nine months of 2016. The Company’s current and prior effective tax rates differed from the U.S. statutory rate of 35% primarily due to non-taxable investment income, tax credits, and domestic production activities deduction.

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

	As of September 30, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$56,833	$14,910	$0	$71,743
Obligations of U.S. states and their political subdivisions	0	620,764	0	0	620,764
Foreign government bonds	0	129,576	0	0	129,576
U.S. corporate public securities	0	1,796,981	1,162	0	1,798,143
U.S. corporate private securities	0	880,054	31,712	0	911,766
Foreign corporate public securities	0	178,966	411	0	179,377
Foreign corporate private securities	0	811,651	13,654	0	825,305
Asset-backed securities(4)	0	32,007	102,542	0	134,549
Commercial mortgage-backed securities	0	349,183	1,493	0	350,676
Residential mortgage-backed securities	0	76,743	0	0	76,743
Subtotal	0	4,932,758	165,884	0	5,098,642
Trading account assets:
Corporate securities	0	37,940	0	0	37,940
Asset-backed securities(4)	0	0	0	0	0
Equity securities	0	0	17,120	0	17,120
Subtotal	0	37,940	17,120	0	55,060
Equity securities, available-for-sale	85	22,514	42	0	22,641
Short-term investments	0	0	712	0	712
Cash equivalents	9,943	0	0	0	9,943
Other long-term investments(5)	0	105,064	0	(48,407)	56,657
Reinsurance recoverables(7)	0	0	5,277,737	0	5,277,737
Receivables from parent and affiliates	0	137,727	0	0	137,727
Subtotal excluding separate account assets	10,028	5,236,003	5,461,495	(48,407)	10,659,119
Separate account assets(2)(6)	0	125,484,444	0	0	125,484,444
Total assets	$10,028	$130,720,447	$5,461,495	$(48,407)	$136,143,563
Future policy benefits(3)	$0	$0	$5,272,326	$0	$5,272,326
Policyholders' account balances	0	0	36,525	0	36,525
Payables to parent and affiliates	0	48,289	0	(48,289)	0
Total liabilities	$0	$48,289	$5,308,851	$(48,289)	$5,308,851

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$160,740	$0	$0	$160,740
Obligations of U.S. states and their political subdivisions	0	626,486	0	0	626,486
Foreign government bonds	0	108,782	0	0	108,782
U.S. corporate public securities	0	2,306,409	55,109	0	2,361,518
U.S. corporate private securities	0	851,585	32,699	0	884,284
Foreign corporate public securities	0	221,848	0	0	221,848
Foreign corporate private securities	0	584,268	14,748	0	599,016
Asset-backed securities(4)	0	169,160	19,856	0	189,016
Commercial mortgage-backed securities	0	382,671	0	0	382,671
Residential mortgage-backed securities	0	83,188	0	0	83,188
Subtotal	0	5,495,137	122,412	0	5,617,549
Trading account assets:
Corporate securities	0	19,256	0	0	19,256
Asset-backed securities(4)	0	302	0	0	302
Equity securities	0	0	15,770	0	15,770
Subtotal	0	19,558	15,770	0	35,328
Equity securities, available-for-sale	41	16,640	75	0	16,756
Short-term investments	31,007	5,650	0	0	36,657
Cash equivalents	5,644	1,998	0	0	7,642
Other long-term investments(5)	0	90,884	0	(13,019)	77,865
Reinsurance recoverables	0	0	5,474,263	0	5,474,263
Receivables from parent and affiliates	0	131,144	6,493	0	137,637
Subtotal excluding separate account assets	36,692	5,761,011	5,619,013	(13,019)	11,403,697
Separate account assets(2)(6)	0	116,040,888	0	0	116,040,888
Total assets	$36,692	$121,801,899	$5,619,013	$(13,019)	$127,444,585
Future policy benefits(3)	$0	$0	$5,041,007	$0	$5,041,007
Policyholders' account balances	0	0	20,337	0	20,337
Payables to parent and affiliates	0	12,854	0	(12,854)	0
Total liabilities	$0	$12,854	$5,061,344	$(12,854)	$5,061,344

(1)
“Netting” amounts represent cash collateral of $0.1 million and $0.2 million as of September 30, 2017 and December 31, 2016, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting arrangements.

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

(3)
As of September 30, 2017, the net embedded derivative liability position of $5,272 million includes $820 million of embedded derivatives in an asset position and $6,092 million of embedded derivatives in a liability position. As of December 31, 2016, the net embedded derivative liability position of $5,041 million includes $1,157 million of embedded derivatives in an asset position and $6,198 million of embedded derivatives in a liability position.

(4)	Includes credit tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At September 30, 2017 and December 31, 2016, the fair values of such investments were $0.8 million and $0.9 million, respectively.

(6)
Separate account assets included in the fair value hierarchy exclude investments in entities that calculate net asset value per share ("NAV") (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, for which fair value is measured at net

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

asset value per share (or its equivalent). At September 30, 2017 and December 31, 2016, the fair values of such investments were $760 million and $566 million, respectively.

(7)	Effective July 1, 2017, the Company recaptured the risks related to the no-lapse guarantees that were previously reinsured to UPARC and discontinued the embedded derivative accounting.

Transfers between Levels 1 and 2 – Transfers between levels are made to reflect changes in observability of inputs and market activity. Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such assets still held at the end of the quarter. Periodically there are transfers between Level 1 and Level 2 for assets held in the Company’s Separate Account. During both the three and nine months ended September 30, 2017 and 2016, there were no transfers between Level 1 and Level 2.

Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information on significant internally-priced Level 3 assets and liabilities.

	As of September 30, 2017
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$43,757	Discounted cash flow	Discount rate	1.38%	14.85%	7.34%	Decrease
Reinsurance recoverables(13)	$5,277,737	Fair values are determined in the same manner as future policy benefits
Liabilities:
Future policy benefits(7)	$5,272,326	Discounted cash flow	Lapse rate(8)	1%	12%		Decrease
			Spread over LIBOR(4)	0.13%	1.27%		Decrease
			Utilization rate(9)	52%	97%		Increase
			Withdrawal rate	See table footnote (10) below
			Mortality rate(11)	0%	14%		Decrease
			Equity volatility curve	13%	24%		Increase

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	As of December 31, 2016
	Fair Value	Primary Valuation Techniques	Unobservable Inputs	Minimum		Maximum		Weighted Average		Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(12)	$45,715	Discounted cash flow	Discount rate	4.54%		15.00%		8.06%		Decrease
		Market comparables	EBITDA multiples(2)	4.0	X	4.0	X	4.0	X	Increase
		Liquidation	Liquidation value	98.21%		98.21%		98.21%		Increase
Reinsurance recoverables - Living Benefits	$5,041,262	Fair values are determined in the same manner as future policy benefits
Reinsurance recoverables - No Lapse Guarantee	$433,001	Discounted cash flow	Lapse rate(3)	0%		12%				Decrease
			Spread over LIBOR(4)	0.25%		1.50%				Decrease
			Mortality rate(5)	0%		31%				Decrease
			Premium payment(6)	0.65	X	0.95	X			Decrease
Liabilities:
Future policy benefits(7)	$5,041,007	Discounted cash flow	Lapse rate(8)	0%		13%				Decrease
			Spread over LIBOR(4)	0.25%		1.50%				Decrease
			Utilization rate(9)	52%		96%				Increase
			Withdrawal rate	See table footnote (10) below.
			Mortality rate(11)	0%		14%				Decrease
			Equity volatility curve	16%		25%				Increase

(1)	Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.

(2)
EBITDA multiples represent multiples of earnings before interest, taxes, depreciation and amortization, and are amounts used when the Company has determined that market participants would use such multiples when valuing the investments.

(3)	For universal life, lapse rates vary based on funding level and other factors. Rates are set to zero when the no lapse guarantee is fully funded and the cash value is zero.

(4)
The spread over London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the risk-free discount rate (i.e., LIBOR) to reflect our estimates of rates that a market participant would use to value the living benefit contracts in both the accumulation and payout phases. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because both funding agreements and living benefit contracts are insurance liabilities and are therefore senior to debt.

(5)	Universal life mortality rates are adjusted based on underwriting information. A mortality improvement assumption is also incorporated into the projection.

(6)
For universal life, policyholders are assumed to pay a multiple of commissionable target premium levels (shown above and indicated as “X”). The multiples vary by funding level and policy duration. If the resulting premium in any duration is smaller than the minimum annual premium required to maintain the no-lapse guarantee, policyholders are assumed to pay the minimum annual premium. Policyholders are assumed to stop premium payments once the no-lapse guarantee is fully funded. The range shown as of September 30, 2017 excludes multiples for the first duration since all contracts are beyond the first duration. Assumption ranges for prior periods include first duration multiples.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

product type, the age of the contractholder at the time of the sale, and the timing of the first lifetime income withdrawal. Range reflects the utilization rate for the vast majority of business with living benefits.

(10)
The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions may vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2017 and December 31, 2016, the minimum withdrawal assumption rate is 78% and the maximum withdrawal assumption rate may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

(12)	Includes assets classified as fixed maturities, available-for-sale.

(13)	Effective July 1, 2017, the Company recaptured the risks related to the no-lapse guarantees that were previously reinsured to UPARC and discontinued the embedded derivative accounting.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Changes in Level 3 assets and liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods. When a determination is made to classify assets and liabilities within Level 3, the determination is based on the significance of the unobservable inputs in the overall fair value measurement. Transfers into Level 3 are generally the result of unobservable inputs utilized within the valuation methodologies or the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate. For further information on valuation processes, see Note 9 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	Three Months Ended September 30, 2017
	Fixed Maturities, Available-for-Sale
	U.S. Treasury Securities and obligations of U.S. government authorities and agencies	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in thousands)
Fair Value, beginning of period	$11,552	$1,255	$31,035	$0	$13,085
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	0	(127)	0	(11)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	(5)	(111)	7	224
Net investment income	0	0	47	0	(17)
Purchases	3,358	0	1,790	0	51
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	0	(55)	(2,331)	0	(10)
Transfers into Level 3(1)	0	1,068	1,408	404	343
Transfers out of Level 3(1)	0	(1,100)	1	0	0
Other(3)	0	(1)	0	0	(11)
Fair Value, end of period	$14,910	$1,162	$31,712	$411	$13,654
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(157)	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Fixed Maturities, Available-for-Sale
	Asset-Backed Securities(4)	Commercial Mortgage-Backed Securities	Trading Account Assets-Equity Securities	Equity Securities, Available-for-Sale	Short-term Investments
	(in thousands)
Fair Value, beginning of period	$68,350	$0	$17,307	$43	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	13	0	0	0	0
Asset management fees and other income	0	0	(198)	0	0
Included in other comprehensive income (loss)	187	0	0	(1)	0
Net investment income	9	0	0	0	0
Purchases	36,039	1,493	0	0	3,319
Sales	0	0	0	0	0
Issuances	0	0	0	0	0
Settlements	(3,317)	0	0	0	(2,607)
Transfers into Level 3(1)	2,767	0	0	0	0
Transfers out of Level 3(1)	(1,506)	0	0	0	0
Other(3)	0	0	11	0	0
Fair Value, end of period	$102,542	$1,493	$17,120	$42	$712
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$(198)	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2017
	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$0	$7,192,057	$0	$(6,424,559)	$(31,978)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	(1,377,548)	0	1,373,736	(6,209)
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders' account balances	0	0	0	0	18,688
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	223,330	0	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	(221,503)	0
Settlements	0	0	0	0	(17,026)
Transfers into Level 3(1)	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0
Other(3)	0	(760,102)	0	0	0
Fair Value, end of period	$0	$5,277,737	$0	$(5,272,326)	$(36,525)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(1,320,981)	$0	$1,327,927	$(6,209)
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders' account balances	$0	$0	$0	$0	$7,017

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Fixed Maturities, Available-for-Sale
	U.S. Treasury Securities and obligations of U.S. government authorities and agencies	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Public Securities	Foreign Corporate Private Securities
	(in thousands)
Fair Value, beginning of period	$0	$55,109	$32,699	$0	$14,748
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	1	(557)	0	(114)
Asset management fees and other income	0	0	0	0	0
Included in other comprehensive income (loss)	0	(16)	240	7	1,382
Net investment income	0	0	149	0	(60)
Purchases	11,340	0	13,499	0	167
Sales	0	(51,430)	(767)	0	0
Issuances	0	0	0	0	0
Settlements	0	(471)	(13,567)	0	(1,011)
Transfers into Level 3(1)	0	2,707	1,750	404	343
Transfers out of Level 3(1)	0	(1,167)	(1,734)	0	(1,790)
Other(3)	3,570	(3,571)	0	0	(11)
Fair Value, end of period	$14,910	$1,162	$31,712	$411	$13,654
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$(1,203)	$0	$(62)
Asset management fees and other income	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Fixed Maturities, Available-for-Sale
	Asset-Backed Securities(4)	Commercial Mortgage-Backed Securities	Trading Account Assets- Equity Securities	Equity Securities, Available-for-Sale	Short-term Investments
	(in thousands)
Fair Value, beginning of period	$19,856	$0	$15,770	$75	$0
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	4,061	0	0	0	0
Asset management fees and other income	0	0	1,339	0	0
Included in other comprehensive income (loss)	(3,455)	0	0	(33)	0
Net investment income	97	0	0	0	0
Purchases	64,681	1,493	0	0	3,319
Sales	(7,471)	0	0	0	0
Issuances	0	0	0	0	0
Settlements	(46,117)	0	0	0	(2,607)
Transfers into Level 3(1)	75,143	0	0	0	0
Transfers out of Level 3(1)	(4,253)	0	0	0	0
Other(3)	0	0	11	0	0
Fair Value, end of period	$102,542	$1,493	$17,120	$42	$712
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$1,977	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2017
	Other Long-term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' Account Balances
	(in thousands)
Fair Value, beginning of period	$0	$5,474,263	$6,493	$(5,041,007)	$(20,337)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	(115,660)	0	422,822	(18,345)
Asset management fees and other income	0	0	0	0	0
Interest credited to policyholders' account balances	0	0	0	0	18,688
Included in other comprehensive income (loss)	0	0	0	0	0
Net investment income	0	0	0	0	0
Purchases	0	679,236	0	0	0
Sales	0	0	0	0	0
Issuances	0	0	0	(654,141)	0
Settlements	0	0	0	0	(16,531)
Transfers into Level 3(1)	8	0	0	0	0
Transfers out of Level 3(1)	(8)	0	(6,493)	0	0
Other(3)	0	(760,102)	0	0	0
Fair Value, end of period	$0	$5,277,737	$0	$(5,272,326)	$(36,525)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(308,066)	$0	$311,314	$(18,345)
Asset management fees and other income	$0	$0	$0	$0	$0
Interest credited to policyholders' account balances	$0	$0	$0	$0	$18,688

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Fixed Maturities, Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period	$55,003	$32,900	$10,369	$40,827	$16,882
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	60	(1)	(1)	0
Asset management fees and other income	0	0	0	0	1,084
Included in other comprehensive income (loss)	88	513	(440)	160	0
Net investment income	1	22	(18)	27	0
Purchases	0	1,372	48	11,239	0
Sales	0	0	1	(5,347)	0
Issuances	0	0	0	0	0
Settlements	0	(1,272)	(249)	(276)	0
Transfers into Level 3(1)	2,518	0	6,618	11,063	0
Transfers out of Level 3(1)	0	0	(73)	(19,645)	0
Other(3)	0	0	0	0	0
Fair Value, end of period	$57,610	$33,595	$16,255	$38,047	$17,966
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$0	$0	$0
Asset management fees and other income	$0	$0	$0	$0	$1,084

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Equity Securities, Available-for-Sale	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' account balances
	(in thousands)
Fair Value, beginning of period	$191	$2,479	$9,141,712	$556	$(8,657,255)	$(5,902)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	0	(369,456)	(8,313)	385,422	(5,777)
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	(70)	0	0	4	0	0
Net investment income	0	0	0	0	0	0
Purchases	0	0	238,884	8,313	0	0
Sales	0	0	0	0	0	0
Issuances	0	0	0	0	(208,197)	0
Settlements	0	0	0	0	0	(5,480)
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	0	0	0
Other(3)	0	0	0	0	0	0
Fair Value, end of period	$121	$2,479	$9,011,140	$560	$(8,480,030)	$(17,159)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$451,689	$0	$698,863	$(4,240)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Fixed Maturities, Available-for-Sale
	U.S. Corporate Public Securities	U.S. Corporate Private Securities	Foreign Corporate Private Securities	Asset-Backed Securities(4)	Trading Account Assets - Equity Securities
	(in thousands)
Fair Value, beginning of period	$55,003	$22,716	$17,773	$173,347	$18,248
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net	0	35	(160)	(17)	0
Asset management fees and other income	0	0	0	0	1,320
Included in other comprehensive income (loss)	87	337	(910)	(581)	0
Net investment income	1	52	(4)	153	0
Purchases	0	1,779	167	18,424	0
Sales	0	(7,943)	(1,949)	(44,486)	(4,862)
Issuances	0	0	0	0	0
Settlements	0	(2,415)	(6,794)	(880)	0
Transfers into Level 3(1)	2,519	19,034	8,205	46,706	0
Transfers out of Level 3(1)	0	0	(73)	(154,619)	0
Other(3)	0	0	0	0	3,260
Fair Value, end of period	$57,610	$33,595	$16,255	$38,047	$17,966
Unrealized gains (losses) for assets still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$(508)	$0	$(6)	$0
Asset management fees and other income	$0	$0	$0	$0	$242

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2016
	Equity Securities, Available-for-Sale	Other Long- term Investments	Reinsurance Recoverables	Receivables from Parent and Affiliates	Future Policy Benefits	Policyholders' account balances
	(in thousands)
Fair Value, beginning of period	$165	$5,704	$4,940,011	$5,000	$(5,205,434)	$(5,902)
Total gains (losses) (realized/unrealized):
Included in earnings:
Realized investment gains (losses), net(5)	0	0	3,447,245	(8,326)	(2,675,399)	(5,777)
Asset management fees and other income	0	0	0	0	0	0
Included in other comprehensive income (loss)	(44)	0	0	24	0	0
Net investment income	0	(67)	0	0	0	0
Purchases	0	102	623,884	8,313	0	0
Sales	0	0	0	(1,987)	0	0
Issuances	0	0	0	0	(599,197)	0
Settlements	0	0	0	0	0	(5,480)
Transfers into Level 3(1)	0	0	0	0	0	0
Transfers out of Level 3(1)	0	0	0	(2,464)	0	0
Other(3)	0	(3,260)	0	0	0	0
Fair Value, end of period	$121	$2,479	$9,011,140	$560	$(8,480,030)	$(17,159)
Unrealized gains (losses) for assets/liabilities still held(2):
Included in earnings:
Realized investment gains (losses), net	$0	$0	$8,646,173	$0	$(2,752,958)	$(5,777)
Asset management fees and other income	$0	$0	$0	$0	$0	$0

(1)	Transfers into or out of any level are generally reported at the value as of the beginning of the quarter in which the transfer occurs for any such assets still held at the end of the quarter.

(2)	Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.

(3)
Other, except for Reinsurance Recoverables, primarily represents reclassifications of certain assets and liabilities between reporting categories. Other for Reinsurance Recoverables for the three and nine months ended September 30, 2017, represents the Company's recapture of the risks related to the no-lapse guarantees that were previously reinsured to UPARC and the discontinuation of embedded derivative accounting, effective July 1, 2017.

(4)	Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.

(5)
Realized investment gains (losses) on Future Policy Benefits and Reinsurance Recoverables primarily represents the change in the fair value of the Company's living benefit guarantees on certain of its variable annuity contracts. Refer to Note 1 for impacts to Realized investment gains (losses) related to the Variable Annuities Recapture for the three and nine months ended September 30, 2016.

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

	September 30, 2017(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,247,050	$1,247,050	$1,208,807
Policy loans	0	0	1,147,593	1,147,593	1,147,593
Cash and cash equivalents	39,384	0	146,999	186,383	186,383
Accrued investment income	0	81,478	0	81,478	81,478
Receivables from parent and affiliates	0	196,383	0	196,383	196,383
Other assets	0	39,095	0	39,095	39,095
Total assets	$39,384	$316,956	$2,541,642	$2,897,982	$2,859,739
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,151,614	$268,653	$1,420,267	$1,421,800
Securities sold under agreements to repurchase	0	0	0	0	0
Cash collateral for loaned securities	0	15,615	0	15,615	15,615
Payables to parent and affiliates	0	160,151	0	160,151	160,151
Other liabilities	0	278,252	0	278,252	278,252
Total liabilities	$0	$1,605,632	$268,653	$1,874,285	$1,875,818

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	December 31, 2016(1)
	Fair Value				Carrying Amount(2)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$1,181,582	$1,181,582	$1,150,381
Policy loans	0	0	1,166,456	1,166,456	1,166,456
Cash and cash equivalents	30,149	58,366	0	88,515	88,515
Accrued investment income	0	87,322	0	87,322	87,322
Receivables from parent and affiliates	0	76,315	0	76,315	76,315
Other assets	0	37,969	0	37,969	37,969
Total assets	$30,149	$259,972	$2,348,038	$2,638,159	$2,606,958
Liabilities:
Policyholders’ account balances - investment contracts	$0	$1,129,378	$253,007	$1,382,385	$1,386,099
Securities sold under agreements to repurchase	0	68,904	0	68,904	68,904
Cash collateral for loaned securities	0	74,976	0	74,976	74,976
Payables to parent and affiliates	0	73,628	0	73,628	73,628
Other liabilities	0	305,969	0	305,969	305,969
Total liabilities	$0	$1,652,855	$253,007	$1,905,862	$1,909,576

(1)
Other long-term investments excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at NAV per share (or its equivalent) as a practical expedient. At September 30, 2017 and December 31, 2016, the fair values of these cost method investments were $48 million and $35 million, respectively. The carrying value of these investments were $41 million and $32 million as of September 30, 2017 and December 31, 2016, respectively.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017			December 31, 2016
		Gross Fair Value			Gross Fair Value
Primary Underlying	Notional	Assets	Liabilities	Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$639,911	$23,127	$(29,760)	$435,602	$44,040	$(1,835)
Total Qualifying Hedges	$639,911	$23,127	$(29,760)	$435,602	$44,040	$(1,835)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$246,925	$26,435	$0	$101,076	$8,215	$0
Foreign Currency
Foreign Currency Forwards	18,375	38	(355)	13,447	216	(20)
Credit
Credit Default Swaps	1,594	0	(115)	3,000	0	(281)
Currency/Interest Rate
Foreign Currency Swaps	95,145	4,964	(3,656)	56,626	7,789	(211)
Equity
Equity Options	1,130,327	50,500	(14,403)	649,807	30,624	(10,507)
Total Non-Qualifying Hedges	$1,492,366	$81,937	$(18,529)	$823,956	$46,844	$(11,019)
Total Derivatives (1)	$2,132,277	$105,064	$(48,289)	$1,259,558	$90,884	$(12,854)

(1)	Excludes embedded derivatives and the related reinsurance recoverables which contain multiple underlyings.

The fair value of the embedded derivatives, included in "Future policy benefits," was a net liability of $5,272 million and $5,041 million as of September 30, 2017 and December 31, 2016, respectively. The fair value of the related reinsurance recoverables, included in "Reinsurance recoverables," was an asset of $5,278 million and $5,474 million as of September 30, 2017 and December 31, 2016, respectively. Of these reinsurance recoverables, the fair value related to the living benefits guarantee from PALAC and Prudential Insurance was an asset of $5,280 million and $5,041 million and the fair value related to the Prudential Premier® Retirement Variable Annuity from Union Hamilton was a liability of $2 million and an asset of $0 million as of September 30, 2017 and December 31, 2016, respectively. Effective July 1, 2017, the Company recaptured the risks related to the no-lapse guarantees that were previously reinsured to UPARC and discontinued the embedded derivative accounting. The fair value related to the no-lapse guarantee from UPARC was an asset of $433 million as of December 31, 2016. See Note 8 for additional information on these reinsurance agreements.

The fair value of the embedded derivatives, included in "Policyholders' account balances," was a net liability of $37 million and $20 million as of September 30, 2017 and December 31, 2016, respectively. There was no related reinsurance recoverable.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	September 30, 2017
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$105,050	$(48,407)	$56,643	$(56,643)	$0
Securities purchased under agreements to resell	147,000	0	147,000	(147,000)	0
Total Assets	$252,050	$(48,407)	$203,643	$(203,643)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$48,289	$(48,289)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$48,289	$(48,289)	$0	$0	$0

	December 31, 2016
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Consolidated Statement of Financial Position	Net Amounts Presented in the Consolidated Statement of Financial Position	Financial Instruments/ Collateral (1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives (1)	$90,877	$(13,019)	$77,858	$(77,858)	$0
Securities purchased under agreements to resell	58,366	0	58,366	(58,366)	0
Total Assets	$149,243	$(13,019)	$136,224	$(136,224)	$0
Offsetting of Financial Liabilities:
Derivatives (1)	$12,854	$(12,854)	$0	$0	$0
Securities sold under agreements to repurchase	68,904	0	68,904	(68,904)	0
Total Liabilities	$81,758	$(12,854)	$68,904	$(68,904)	$0

(1)	Amounts exclude the excess of collateral received/pledged from/to the counterparty.

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

	Three Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$1,705	$(3,013)	$(17,210)
Total cash flow hedges	0	1,705	(3,013)	(17,210)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,160)	0	0	0
Currency	(537)	0	0	0
Currency/Interest Rate	(5,665)	0	(28)	0
Credit	(7)	0	0	0
Equity	7,574	0	0	0
Embedded Derivatives	(303,055)	0	0	0
Total non-qualifying hedges	(303,850)	0	(28)	0
Total	$(303,850)	$1,705	$(3,041)	$(17,210)

	Nine Months Ended September 30, 2017
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$4,473	$(7,805)	$(39,924)
Total cash flow hedges	0	4,473	(7,805)	(39,924)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(528)	0	0	0
Currency	(1,245)	0	0	0
Currency/Interest Rate	(4,607)	0	(51)	0
Credit	(44)	0	0	0
Equity	18,016	0	0	0
Embedded Derivatives	(70,911)	0	0	0
Total non-qualifying hedges	(59,319)	0	(51)	0
Total	$(59,319)	$4,473	$(7,856)	$(39,924)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$855	$(828)	$(6,848)
Total cash flow hedges	0	855	(828)	(6,848)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(628)	0	0	0
Currency	146	0	0	0
Currency/Interest Rate	1,408	0	6	0
Credit	(157)	0	0	0
Equity	2,063	0	0	0
Embedded Derivatives	(10,739)	0	0	0
Total non-qualifying hedges	(7,907)	0	6	0
Total	$(7,907)	$855	$(822)	$(6,848)

	Nine Months Ended September 30, 2016
	Realized Investment Gains (Losses)	Net Investment Income	Other Income	AOCI (1)
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$0	$3,143	$(1,072)	$(16,976)
Total cash flow hedges	0	3,143	(1,072)	(16,976)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	191,250	0	0	0
Currency	1,031	0	0	0
Currency/Interest Rate	8,243	0	(51)	0
Credit	(524)	0	0	0
Equity	(3,177)	0	0	0
Embedded Derivatives	607,264	0	0	0
Total non-qualifying hedges	804,087	0	(51)	0
Total	$804,087	$3,143	$(1,123)	$(16,976)

(1)	Amounts deferred in AOCI.

For both the three and nine months ended September 30, 2017 and 2016, the ineffective portion of derivatives accounted for using hedge accounting was not material to the Company’s results of operations. Also, there were no material amounts reclassified into earnings relating to instances in which the Company discontinued cash flow hedge accounting because the forecasted transaction did not occur by the anticipated date or within the additional time period permitted by the authoritative guidance for the accounting for derivatives and hedging.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in “Accumulated other comprehensive income (loss)” before taxes:

(in thousands)
Balance, December 31, 2016	$40,931
Net deferred gains (losses) on cash flow hedges from January 1 to September 30, 2017	(42,098)
Amounts reclassified into current period earnings	2,175
Balance, September 30, 2017	$1,008

Using September 30, 2017 values, it is estimated that a pre-tax gain of $6 million will be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2018, offset by amounts pertaining to the hedged items. As of September 30, 2017, the Company did not have any qualifying cash flow hedges of forecasted transactions other than those related to the variability of the payment or receipt of interest or foreign currency amounts on existing financial instruments. The maximum length of time for which these variable cash flows are hedged is 40 years. Income amounts deferred in AOCI as a result of cash flow hedges are included in “Net unrealized investment gains (losses)” within OCI in the Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Credit Derivatives

As of September 30, 2017 and December 31, 2016, the Company has not written credit protection.

The Company has purchased credit protection using credit derivatives in order to hedge specific credit exposures in the Company’s investment portfolio. The Company has outstanding notional amounts of $2 million and $3 million reported at fair value as a liability of $0.1 million and $0.3 million as of September 30, 2017 and December 31, 2016, respectively.

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

7.    COMMITMENTS AND GUARANTEES, CONTINGENT LIABILITIES AND LITIGATION AND REGULATORY MATTERS

Commitments

The Company has made commitments to fund commercial loans. As of September 30, 2017 and December 31, 2016, the outstanding balances on these commitments were $27 million and $49 million, respectively. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2017 and December 31, 2016, $216 million and $133 million, respectively, of these commitments were outstanding.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Guarantees

In July 2017, the Company formed a joint venture with CT Corp to provide life insurance solutions in Indonesia. The Company owns a 49% interest in the joint venture and has entered into a shareholders agreement with CT Corp that set out their respective rights and obligations with respect to the joint venture. Among other things, the shareholders agreement obligates the Company and CT Corp to provide capital to the joint venture, as necessary to comply with applicable law or to maintain a specified minimum amount of capital in the joint venture. This obligation is not limited to a maximum amount. The Company does not expect to make any payments on this guarantee and is not carrying any liabilities associated with the guarantee.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed, including matters discussed below. The Company estimates that as of September 30, 2017, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $30 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Behfarin v. Pruco Life

In July 2017, a putative class action complaint entitled Richard Behfarin v. Pruco Life Insurance Company was filed in the United States District Court for the Central District of California, alleging that the Company imposes charges on owners of universal life policies to cure defaults and/or reinstate lapses, that are inconsistent with the applicable universal life policy. The complaint includes claims for breach of contract, breach of implied covenant of good faith and fair dealing, and violation of California law, and seeks unspecified damages along with declaratory and injunctive relief. In September 2017, the Company filed its Answer to the Complaint.

Securities Lending Matter

In 2016, Prudential Financial self-reported to the SEC and the U.S. Department of Labor, and notified other regulators, that in some cases it failed to maximize securities lending income for the benefit of certain separate account investments. Prudential Financial has substantially implemented a remediation plan for the benefit of customers. Prudential Financial is cooperating with regulators in their review of this matter (which includes a review of the remediation plan) and has entered into discussions with the SEC staff regarding a possible settlement that would potentially involve charges under the Investment Advisers Act and financial remedies. We cannot predict the outcome of these discussions.

For a discussion of the Company's litigation and regulatory matters, see Note 11 to the Company’s Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

8.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Life Insurance Company of Taiwan Inc. (“Prudential of Taiwan”), Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Universal Reinsurance Company ("PURC"), Prudential Term Reinsurance Company (“Term Re”), PALAC, GUL Re, its parent company Prudential Insurance, as well as third parties, and participated in reinsurance with its affiliate Pruco Re through March 31, 2016 and its affiliate UPARC through June 30, 2017. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, facilitate the Company's capital market hedging program, and align accounting methodology for the assets and liabilities of living benefit guarantees contained in annuities contracts. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Realized investment gains and losses include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into reinsurance agreements to transfer the risk related to the living benefit guarantees on variable annuities to PALAC excluding the PLNJ business which was reinsured to Prudential Insurance. See Note 1 for additional information on the change effective April 1, 2016 related to the Variable Annuities Recapture. Through June 30, 2017, the Company had an agreement with UPARC to reinsure a portion of the no-lapse guarantee provision on certain universal life products. See below for additional information on the change effective July 1, 2017 related to the recapture of the no-lapse guarantee risks that were previously reinsured to UPARC. These reinsurance agreements are derivatives and have been accounted for in the same manner as embedded derivatives and the changes in the fair value of these derivatives are recognized through “Realized investment gains (losses), net”. See Note 6 for additional information related to the accounting for embedded derivatives.

Reinsurance amounts included in the Company’s Unaudited Interim Consolidated Statements of Financial Position as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Reinsurance recoverables	$31,626,758	$28,674,226
Policy loans	(122,434)	(87,112)
Deferred policy acquisition costs	(6,789,173)	(6,482,889)
Deferred sales inducements	(640,498)	(615,117)
Other assets(1)	214,528	226,347
Policyholders’ account balances	4,999,890	4,978,859
Future policy benefits	3,155,626	2,833,327
Other liabilities(2)	547,078	410,376

(1)	“Other assets” includes $0.1 million of unaffiliated activity as of both September 30, 2017 and December 31, 2016.

(2)	“Other liabilities” includes $32 million and $28 million of unaffiliated activity as of September 30, 2017 and December 31, 2016, respectively.

The reinsurance recoverables by counterparty are broken out below:

	September 30, 2017	December 31, 2016
	(in thousands)
PAR U	$10,934,567	$10,514,125
PALAC	8,090,730	7,706,860
PURC	3,471,325	3,153,449
PARCC	2,557,252	2,589,397
GUL Re	1,728,167	0
PAR Term	1,511,086	1,403,738
Prudential of Taiwan	1,365,857	1,246,241
Prudential Insurance	1,073,902	976,652
Term Re	873,902	593,084
UPARC	0	467,904
Unaffiliated	19,970	22,776
Total reinsurance recoverables	$31,626,758	$28,674,226

Reinsurance amounts, included in the Company’s Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Premiums:
Direct	$428,684	$403,893	$1,280,293	$1,203,591
Assumed(1)	63	142	194	291
Ceded	(413,623)	(375,020)	(1,242,529)	(2,009,044)
Net premiums	15,124	29,015	37,958	(805,162)
Policy charges and fee income:
Direct	824,514	753,980	2,593,583	2,038,611
Assumed	119,170	112,825	351,464	417,048
Ceded(2)	(816,975)	(778,326)	(2,822,861)	(1,781,686)
Net policy charges and fee income	126,709	88,479	122,186	673,973
Net investment income:
Direct	87,605	104,448	269,999	290,104
Assumed	376	356	1,104	1,051
Ceded	(1,459)	(1,061)	(3,925)	(3,341)
Net investment income	86,522	103,743	267,178	287,814
Asset administration fees:
Direct	86,716	80,474	251,709	229,865
Assumed	0	0	0	0
Ceded	(82,161)	(76,470)	(238,577)	(149,466)
Net asset administration fees	4,555	4,004	13,132	80,399
Other income:
Direct	16,678	15,572	46,617	39,344
Assumed(3)	(25)	(168)	184	216
Ceded	19	32	(4)	27
Amortization of reinsurance income	1,348	0	1,348	(19,228)
Net other income	18,020	15,436	48,145	20,359
Realized investment gains (losses), net:
Direct	1,390,083	383,846	442,408	(2,378,582)
Assumed	0	0	0	0
Ceded(4)	(1,665,269)	(393,514)	(473,583)	3,284,527
Realized investment gains (losses), net	(275,186)	(9,668)	(31,175)	905,945
Policyholders’ benefits (including change in reserves):
Direct	563,821	1,009,176	1,798,043	1,805,942
Assumed(5)	154,389	181,318	402,025	653,892
Ceded(6)	(663,573)	(1,135,998)	(2,277,961)	(2,777,218)
Net policyholders’ benefits (including change in reserves)	54,637	54,496	(77,893)	(317,384)
Interest credited to policyholders’ account balances:
Direct	139,715	41,888	249,063	360,999
Assumed	33,858	33,662	101,687	99,080
Ceded	(135,377)	(33,469)	(221,827)	(203,591)
Net interest credited to policyholders’ account balances	38,196	42,081	128,923	256,488
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(502,172)	(109,108)	(968,627)	(682,124)

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)
"Premiums assumed" includes $0.1 million of unaffiliated activity for both the three months ended September 30, 2017 and 2016, and $0.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)
"Policy charges and fee income ceded" includes $(4) million of unaffiliated activity for both the three months ended September 30, 2017 and 2016, and $(5) million and $(4) million for the nine months ended September 30, 2017 and 2016, respectively.

(3)
"Other income assumed" includes $0.0 million and $(0.2) million of unaffiliated activity for the three months ended September 30, 2017 and 2016, respectively, and $0.2 million for both the nine months ended September 30, 2017 and 2016.

(4)
“Realized investment gains (losses), net ceded” includes $(49) million and $(5) million of unaffiliated activity for the three months ended September 30, 2017 and 2016, respectively, and $(26) million and $41 million for the nine months ended September 30, 2017 and 2016, respectively.

(5)
"Policyholders' benefits (including change in reserves) assumed" includes $0.0 million and $(0.2) million of unaffiliated activity for the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.0 million for the nine months ended September 30, 2017 and 2016, respectively.

(6)
"Policyholders' benefits (including change in reserves) ceded" includes $(1) million and $(2) million of unaffiliated activity for the three months ended September 30, 2017 and 2016, respectively, and $5 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively.

The gross and net amounts of life insurance face amount in force as of September 30, 2017 and 2016 were as follows:

	2017	2016
	(in thousands)
Direct gross life insurance face amount in force	$868,069,034	$813,797,417
Assumed gross life insurance face amount in force	42,061,830	42,991,987
Reinsurance ceded	(844,683,670)	(792,883,439)
Net life insurance face amount in force	$65,447,194	$63,905,965

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

Effective July 1, 2017, Pruco Life amended this agreement to include 30% of Universal Protector and Universal Life policies with effective dates prior to January 1, 2014.

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

Prudential Insurance

The Company, has a yearly renewable term reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement has been terminated for certain new business, primarily Universal Life insurance policies. Effective July 1, 2017, the Company will reinsure a portion of the mortality risk directly to third-party reinsurers and retain all of the non-reinsured portion of the mortality risk.

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

Term Re

The Company reinsures 95% of the risks under its term life insurance policies, with effective dates on or after January 1, 2014, through an automatic coinsurance agreement with Term Re.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

UPARC

Through June 30, 2017, Pruco Life reinsured Universal Protector policies having no-lapse guarantees with effective dates through December 31, 2013 with UPARC. UPARC reinsured an amount equal to 27% of the net amount at risk related to the first $1 million in face amount plus 30% of the net amount at risk related to the face amount in excess of $1 million as well as 30% of the risk of uncollectible policy charges and fees associated with the no-lapse guarantee provision of these policies. Effective July 1, 2017, Pruco Life recaptured the risks related to the no-lapse guarantees that were previously reinsured to UPARC and subsequently reinsured to GUL Re. As part of the recapture, the Company received invested assets of $557 million as consideration from UPARC and unwound the associated reinsurance recoverable of $760 million. As a result, the Company recognized a loss of $203 million immediately.

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

9. EQUITY

Accumulated Other Comprehensive Income (Loss)

The balance of and changes in each component of “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2017 and 2016, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2016	$(402)	$71,377	$70,975
Change in OCI before reclassifications	224	147,980	148,204
Amounts reclassified from AOCI	0	(28,669)	(28,669)
Income tax benefit (expense)	(78)	(41,759)	(41,837)
Balance, September 30, 2017	$(256)	$148,929	$148,673

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustments	Net Unrealized Investment Gains (Losses)(1)	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2015	$(397)	$65,202	$64,805
Change in OCI before reclassifications	153	356,594	356,747
Amounts reclassified from AOCI	0	(72,160)	(72,160)
Income tax benefit (expense)	(54)	(99,551)	(99,605)
Balance, September 30, 2016	$(298)	$250,085	$249,787

(1)
Includes cash flow hedges of $1 million and $41 million as of September 30, 2017 and December 31, 2016, respectively, and $31 million and $48 million as of September 30, 2016 and December 31, 2015, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amounts reclassified from AOCI (1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(2,962)	$1,213	$(2,175)	$3,985
Net unrealized investment gains (losses) on available-for-sale securities(4)	31,556	(2,730)	30,844	68,175
Total net unrealized investment gains (losses)	28,594	(1,517)	28,669	72,160
Total reclassifications for the period	$28,594	$(1,517)	$28,669	$72,160

(1)	All amounts are shown before tax.

(2)	Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.

(3)	See Note 6 for additional information on cash flow hedges.

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

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities on which an OTTI loss has been recognized

	Net Unrealized Gains (Losses) on Investments	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(2)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$4,883	$(1,559)	$1,279	$(1,643)	$2,960
Net investment gains (losses) on investments arising during the period	(23)	0	0	8	(15)
Reclassification adjustment for (gains) losses included in net income	(3,991)	0	0	1,397	(2,594)
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	(58)	0	0	20	(38)
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	1,416	0	(496)	920
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	(1,213)	424	(789)
Balance, September 30, 2017	$811	$(143)	$66	$(290)	$444

(1)	Represents "transfers in" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(2)	Balances are net of reinsurance.

All Other Net Unrealized Investment Gains (Losses) in AOCI

	Net Unrealized Gains (Losses) on Investments(2)	Deferred Policy Acquisition Costs and Other Costs	Future Policy Benefits and Policyholders' Account Balances(3)	Deferred Income Tax (Liability) Benefit	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2016	$107,549	$(17,235)	$14,774	$(36,671)	$68,417
Net investment gains (losses) on investments arising during the period	97,462	0	0	(34,111)	63,351
Reclassification adjustment for (gains) losses included in net income	32,660	0	0	(11,431)	21,229
Reclassification adjustment for OTTI (gains) losses excluded from net income(1)	58	0	0	(20)	38
Impact of net unrealized investment (gains) losses on deferred policy acquisition costs and other costs	0	(7,855)	0	2,749	(5,106)
Impact of net unrealized investment (gains) losses on future policy benefits and policyholders' account balances	0	0	855	(299)	556
Balance, September 30, 2017	$237,729	$(25,090)	$15,629	$(79,783)	$148,485

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

(1)	Includes cash flow hedges. See Note 6 for information on cash flow hedges.

(2)	Represents "transfers out" related to the portion of OTTI losses recognized during the period that were not recognized in earnings for securities with no prior OTTI loss.

(3)	Balances are net of reinsurance.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock option program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock option program was $0.2 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $0.9 million for both the nine months ended September 30, 2017 and 2016. The expense charged to the Company for the deferred compensation program was $2 million for both the three months ended September 30, 2017 and 2016, and $7 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded contributory and non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $6 million for both the three months ended September 30, 2017 and 2016, and $19 million and $17 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $7 million for both the three months ended September 30, 2017 and 2016, and $21 million for both the nine months ended September 30, 2017 and 2016.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $3 million and $2 million for the three months ended September 30, 2017 and 2016, respectively, and $8 million and $7 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company is charged distribution expenses from Prudential Insurance’s agency network for both its domestic life and annuity products through a transfer pricing agreement, which is intended to reflect a market based pricing arrangement.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $150 million and $182 million for the three months ended September 30, 2017 and 2016, respectively, and $465 million and $546 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity.  The Company’s share of corporate expenses was $17 million and $15 million for the three months ended September 30, 2017 and 2016, respectively, and $49 million and $43 million for the nine months ended September 30, 2017 and 2016, respectively.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Corporate Owned Life Insurance

The Company has sold five Corporate Owned Life Insurance (“COLI”) policies to Prudential Insurance, and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,666 million at September 30, 2017 and $3,367 million at December 31, 2016. Fees related to these COLI policies were $11 million and $10 million for the three months ended September 30, 2017 and 2016, respectively, and $34 million and $31 million for the nine months ended September 30, 2017 and 2016, respectively. The Company retains the majority of the mortality risk associated with these COLI policies up to $3.5 million per policy.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. ("PGIM"), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $4 million and $3 million for the three months ended September 30, 2017 and 2016, respectively, and $11 million and $12 million for the nine months ended September 30, 2017 and 2016, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 6 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other long-term investments" includes $76 million and $100 million as of September 30, 2017 and December 31, 2016, respectively. "Net investment income" related to these ventures includes a gain of $1 million and $3 million for the three months ended September 30, 2017 and 2016, respectively, and a gain of $7 million and a loss of $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust ("AST"). Income received from ASTISI and PGIM Investments related to this agreement was $82 million and $76 million for the three months ended September 30, 2017 and 2016, respectively, and $239 million and $218 million for the nine months ended September 30, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $4 million and $3 million for the three months ended September 30, 2017 and 2016, respectively, and $11 million and $10 million for the nine months ended September 30, 2017 and 2016, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Consolidated Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliated Notes Receivable

Affiliated notes receivable included in “Other assets” at September 30, 2017 and December 31, 2016 were as follows:

	Maturity Dates			Interest Rates			September 30, 2017	December 31, 2016
							(in thousands)
U.S. Dollar floating rate notes			2028	2.73%	-	2.76%	$6,556	$0
U.S. Dollar fixed rate notes	2022	-	2028	0.00%	-	14.85%	131,171	137,636
Total long-term notes receivable - affiliated(1)							$137,727	$137,636

(1)	All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

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

Accrued interest receivable related to these loans was $1 million at both September 30, 2017 and December 31, 2016, and is included in “Other assets”. Revenues related to these loans were $1 million for both the three months ended September 30, 2017 and 2016, and $4 million for both the nine months ended September 30, 2017 and 2016, and are included in “Other income”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2017 and for the year ended December 31, 2016, excluding those related to the Variable Annuities Recapture effective April 1, 2016, as described in Note 1.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain/(Loss)
				(in thousands)
Prudential Insurance	March 2016	Sale	Fixed Maturities & Short-Term Investments	$88,783	$88,875	$(60)	$0
PALAC	January 2017	Purchase	Fixed Maturities & Short-Term Investments	$29	$29	$0	$0
Prudential Insurance	June 2017	Sale	Fixed Maturities & Short-Term Investments	$16,965	$16,515	$293	$0
Prudential Insurance	June 2017	Sale	Commercial Mortgages	$43,198	$42,301	$584	$0
UPARC	September 2017	Transfer In	Other Long-Term Investments	$37,354	$37,354	$0	$0
GUL Re	September 2017	Transfer Out	Other Long-Term Investments	$72,354	$72,354	$0	$0
GUL Re	September 2017	Transfer Out	Fixed Maturities & Short-Term Investments	$1,254,457	$1,195,697	$0	$58,760
Prudential Financial	September 2017	Transfer In	Fixed Maturities & Short-Term Investments	$415,271	$376,412	$25,259	$0
Prudential Financial	September 2017	Transfer Out	Fixed Maturities & Short-Term Investments	$415,271	$376,412	$25,259	$0
UPARC	September 2017	Transfer In	Fixed Maturities & Short-Term Investments	$417,067	$385,459	$0	$31,608
UPARC	September 2017	Transfer In	Trading Account Assets	$6,225	$5,002	$0	$1,223
GUL Re	September 2017	Transfer Out	Trading Account Assets	$6,225	$5,002	$0	$1,223
UPARC	September 2017	Purchase	Other Long-Term Investments - Derivatives	$20,685	$20,685	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $2.2 billion from affiliates to meet its capital and other funding needs. During the second quarter of 2016, the Company prepaid $125 million of its debt and reassigned all the remaining debt to PALAC and Prudential Insurance as part of the Variable Annuities Recapture. See Note 1 for additional information on the reassignment effective April 1, 2016. As of September 30, 2017 and December 31, 2016, there was no debt outstanding.

The total interest expense to the Company related to loans payable to affiliates was $0.1 million and $0.0 million for the three months ended September 30, 2017 and 2016, respectively, and $0.7 million and $13 million for the nine months ended September 30, 2017 and 2016, respectively.

Contributed Capital and Dividends

In March 2017 and July 2017, the Company received capital contributions in the amounts of $5 million and $149 million, respectively, from Prudential Insurance. In March 2016 and June 2016, the Company received capital contributions in the amounts of $5 million and $200 million, respectively, from Prudential Insurance.

PRUCO LIFE INSURANCE COMPANY
Notes to Unaudited Interim Consolidated Financial Statements—(Continued)

Through September 30, 2017, the Company did not pay any dividends. In April 2016, the Company paid a dividend in the amount of $2,594 million to Prudential Insurance.

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

Management assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2016, which is presented herein, have been revised.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the consolidated financial condition of Pruco Life Insurance Company, or the “Company,” as of September 30, 2017, compared with December 31, 2016, and its consolidated results of operations for the three and nine months ended September 30, 2017 and 2016. You should read the following analysis of our consolidated financial condition and results of operations in conjunction with the MD&A, the “Risk Factors” section, and the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company sells variable and fixed annuities, universal life insurance, variable life insurance and term life insurance primarily through affiliated and unaffiliated distributors in the United States.

In July 2017, the Company announced the formation of a joint venture with CT Corp to provide life insurance solutions in Indonesia. CT Corp controls one of Indonesia’s largest and most prominent business groups with primary areas of focus in the financial services, media, retail, property, lifestyle and entertainment sectors. The joint venture, in which the Company owns a 49% interest, is expected to take a multi-product and multi-channel distribution approach and will leverage CT Corp’s existing businesses and strategic partnerships to offer insurance products to customers. While this transaction is expected to provide long-term growth potential, it is not currently significant to the operating results of the Company.

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

Regulatory Developments

Fiduciary Rules

The U.S. Department of Labor’s (“DOL”) new fiduciary rules became applicable, in part, on June 9, 2017, with certain additional provisions scheduled to become applicable on January 1, 2018. In August 2017, the DOL issued a proposed 18-month extension of the January 1, 2018 applicability date to July 1, 2019. In connection with the ongoing examination of the rules as directed by President Trump in February 2017, the DOL also issued a request for information seeking public comment on the rules. In addition, the Secretary of Labor has stated that he will seek to engage with the U.S. Securities and Exchange Commission (the “SEC”) on the rules, and in June 2017, the Chairman of the SEC issued a public statement soliciting comments on the standard of conduct for investment advisers and broker-dealers when they provide advice to retail investors. The National Association of Insurance Commissioners ("NAIC") has also formed an Annuity Suitability Working Group which is considering the development of enhanced standards for the sale of annuities.  We cannot predict what impact these developments will have on the rules or the standard of conduct applicable to the Company.

Regulation as a Designated Financial Company

Presidential Memorandum Regarding the Financial Stability Oversight Council - In April 2017, President Trump issued a memorandum directing the Secretary of the Treasury, among other things, to conduct a review of the Financial Stability Oversight Council's (the "Council") process for designating non-bank financial companies (“Designated Financial Companies”) for supervision by the Board of Governors of the Federal Reserve System (the "FRB") and to report conclusions to the President within 180 days regarding issues raised in the memorandum, and recommendations for process improvements, including necessary legislative changes. We cannot predict what impact the review will ultimately have on the designation process or Prudential Financial.

The Financial CHOICE Act - In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which would amend certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), including the authority of the Council to designate non-bank financial companies for FRB supervision. We cannot predict whether this or other legislation impacting Dodd-Frank will ultimately be passed into law, or how such legislation will impact Prudential Financial.

Resolution Planning - In July 2017, the FRB and the Federal Deposit Insurance Corporation announced that for Designated Financial Companies the next resolution plan filing deadline will be delayed from December 31, 2017 to December 31, 2018.

U.S. Department of the Treasury Report

In October 2017, in response to President Trump’s February 2017 executive order, the U.S. Department of the Treasury released a report titled “A Financial System That Creates Economic Opportunities - Asset Management and Insurance.” The report identifies laws, regulations and other requirements that promote or inhibit certain core principles of financial regulation that are outlined in the order. Among other things, the report recommends that primary federal and state regulators should focus on potential systemic risks arising from products and activities, and on implementing regulations that strengthen the asset management and insurance industries as a whole, rather than focus on an entity-based regulatory regime. The report also affirms the role of the U.S. state-based system of insurance regulation. In addition, the report supports current efforts at the DOL to reexamine, and delay full implementation of, the fiduciary rules, and encourages the DOL and SEC to work with state insurance regulators to evaluate the impacts of a fiduciary rule across markets. The Company is evaluating the recommendations set forth in the report and their potential impact on our business. We cannot predict whether any of the recommendations will ultimately become laws, regulations or other requirements applicable to our business.

U.S. Tax Legislation

In September 2017, the Trump Administration and Republican Congressional leadership released a Unified Framework for Fixing Our Broken Tax Code (“the Framework”) that is intended to serve as a template for the tax-writing committees as they develop tax reform legislation. The Framework would reduce the corporate tax rate to 20%, provide for a partial limitation of the deduction for net interest, introduce a territorial tax system with a one-time deemed repatriation tax and aim to repeal the corporate alternative minimum tax. The Framework does not address insurance industry specific provisions such as the dividends received deduction, tax reserves and deferred policy acquisition costs. The Framework would also reduce individual tax rates from seven brackets to three with a top rate of 35%, repeal the individual alternative minimum tax, increase the standard deduction, eliminate many other deductions and repeal the estate tax.

In November 2017, the Tax Cuts and Jobs Act (the “House Tax Bill”) was introduced in the U.S. House of Representatives. The House Tax Bill would, among other changes, permanently reduce the corporate tax rate from 35% to 20% and modify the taxation of life insurance companies and non-U.S. subsidiaries. For individuals and families, the House Tax Bill would also modify certain deductions and income tax brackets and repeal the alternative minimum tax.

We cannot predict whether the Framework and/or House Tax Bill will ultimately form the basis for changes in the tax laws applicable to the Company, our products or our customers, or the timing of any such changes. Tax reform may change the Company’s tax profile, make our products less attractive and/or reduce our statutory capital position. We are currently analyzing the House Tax Bill for the impact on the Company should it become law.

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

We offer certain variable annuities that provide our contractholders with tax-deferred asset accumulation together with a base death benefit and a suite of optional guaranteed living benefits (including versions with enhanced guaranteed minimum death benefits) and annuitization options. The majority of our currently sold contracts include an optional guaranteed living benefit. Certain optional living benefits provide, among other features, the ability to make withdrawals based on the highest daily contract value plus a specified return, credited for a period of time. This contract value is a notional amount that forms the basis for determining periodic withdrawals for the life of the contractholder, and cannot be accessed as a lump-sum surrender value. Certain optional living benefits can also be purchased with a companion optional death benefit, also based on a highest daily contract value. Our results are impacted by the fee rates we assess on our products. Some of our historical in force products have fee tiers that decline throughout the life of the contract while our newer products generally have lower fee rates.

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

Term Life Insurance

The Company offers a variety of term life insurance products, which represent 66% of our net individual life insurance in force at September 30, 2017, that provide coverage for a specified time period. Most term products include a conversion feature that allows the policyholder to convert the policy into permanent life insurance coverage. The Company also offers term life insurance that provides for a return of premium if the insured is alive at the end of the level premium period. There continues to be significant demand for term life insurance protection.

Variable Life Insurance

The Company offers a number of individual variable life insurance products, which represent 18% of our net individual life insurance in force at September 30, 2017, that give the policyholder the flexibility to change both the death benefit and premium payments, and provide the potential to earn returns linked to an underlying investment portfolio that the policyholder selects. The policyholder generally can make deposits for investments in a fixed-rate option which is part of our general account or in separate account investment options consisting of equity and fixed income funds. Funds invested in the fixed-rate option provide a guarantee of principal and are credited with interest at rates that we determine, subject to certain contractual minimums. In the separate accounts, the policyholder bears the fund performance risk. The Company also offers a variable life product that has an optional flexible guarantee against lapse where policyholders can select the guarantee period. While variable life insurance continues to be an important product, marketplace demand continues to favor term and universal life insurance. A meaningful portion of the Company's individual life insurance profits, however, is associated with our large in force block of variable life insurance policies.

Universal Life Insurance

The Company offers universal life insurance products that feature flexible premiums and a crediting rate that we determine, subject to certain contractual minimums. Guaranteed universal life products, which represent 13% of our net individual life insurance in force at September 30, 2017, provide a guarantee of death benefits to remain in force when a policy would otherwise lapse due to insufficient cash value. The Company also offers other universal life insurance products, which represent 3% of our net individual life insurance in force at September 30, 2017. These include products that allow the policyholders to allocate all or a portion of their account balance into an index account. The index account provides interest or an interest component linked to, but not an investment in, S&P 500 index performance over the following year, subject to certain participation rates and contractual minimums and maximums. Mortality and expense margins and net interest spread impact profits from universal life insurance.

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

The near-term future equity rate of return assumptions used in evaluating DAC and other costs for our domestic variable annuity and variable life insurance products are derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15%, we use our maximum future rate of return. As of September 30, 2017, our variable annuities and variable life insurance businesses assume an 8% long-term equity expected rate of return and a 4.2% near-term mean reversion equity rate of return.

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

Accounting for Certain Reinsurance Contracts in our Individual Life business

During the second quarter of 2017, we recognized a pre-tax charge of $2 million, reflecting a change in our estimate of reinsurance cash flows associated with universal life products as well as a change in our method of reflecting these cash flows in the financial statements. Under our previous method of accounting, with the exception of recoveries pertaining to no-lapse guarantees, we generally recognized reinsurance cash flows (e.g., premiums and recoveries) as they occurred. Under our new method, the expected reinsurance cash flows are recognized more ratably over the life of the underlying reinsured policies. In conjunction with this change, we revised how reinsurance is reflected in estimated gross profits used for the amortization of unearned revenue reserves and DAC. The change represents a change in accounting estimate effected by a change in accounting principle and is included within our annual reviews and update of assumptions and other refinements. The change in accounting estimate reflected insights gained from revised cash flow modeling enabled by a systems conversion, which prompted the change to a preferable accounting method. We view this new methodology as preferable as we believe it better reflects the economics of our reinsurance transactions by aligning the results of our reinsurance activity more closely to the underlying direct insurance activity and by better reflecting the profit pattern of this business for purposes of the amortization of the balances noted above. See Note 2 to our Unaudited Interim Consolidated Financial Statements for more information.

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

Adoption of New Accounting Pronouncements

See Note 2 to our Unaudited Interim Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements and accounting pronouncements issued but not yet adopted.

Changes in Financial Position

September 30, 2017 versus December 31, 2016

Total assets increased $12.4 billion, from $155.7 billion at December 31, 2016 to $168.1 billion at September 30, 2017. Significant components were:

•	Separate account assets increased $9.6 billion, primarily driven by market appreciation, partially offset by policy charges.

•
Reinsurance recoverables increased $3.0 billion. The increase was primarily driven by universal and term life as well as variable annuities business growth, the recapture of the risks related to the no-lapse guarantees that were previously reinsured to Universal Prudential Arizona Reinsurance Company (“UPARC”), and subsequent reinsurance of Universal Protector and Universal Life policies to Gibraltar Universal Life Reinsurance Company (“GUL Re”), Hartford guaranteed universal life business ceded to Prudential Arizona Reinsurance Universal Company (“PAR U”), and an increase in the reinsured variable annuity living benefit liabilities driven by spread tightening and living benefit reserve growth, partially offset by favorable markets.

Total liabilities increased $11.9 billion, from $153.2 billion at December 31, 2016 to $165.1 billion at September 30, 2017. Significant components were:

•	Separate account liabilities increased $9.6 billion, corresponding to the increase in separate account assets described above.

•
Future policy benefits increased $1.4 billion, primarily due to term and universal life business growth, an increase in ceded Hartford guaranteed universal life reserves, and an increase in the reinsured variable annuity living benefit liabilities, as discussed above.

•	Policyholders’ account balances increased $0.8 billion, primarily driven by universal life and variable annuities business growth.

Total equity increased $0.4 billion, from $2.5 billion at December 31, 2016 to $2.9 billion at September 30, 2017, primarily driven by after-tax income, capital contributions and unrealized investment gains, due to a decline in rates.

Results of Operations

Income (loss) from Operations before Income Taxes

2017 to 2016 Three Months Comparison

Income (loss) from operations before income taxes decreased $0.2 billion from $0.0 billion in the third quarter of 2016 to a loss of $0.2 billion in the third quarter of 2017. This was primarily driven by an increase in realized investment losses of $0.3 billion driven by the recapture of the risks related to the no-lapse guarantees that were previously reinsured to UPARC.

2017 to 2016 Nine Months Comparison

Income from operations before income taxes decreased $0.3 billion from $0.4 billion in the first nine months of 2016 to $0.1 billion in the first nine months of 2017. This was primarily driven by an unfavorable variance of $0.7 billion from the recapture of the living benefit guarantees from Pruco Re, and subsequent ceding of the variable annuities business to PALAC and Prudential Insurance as part of the Variable Annuities Recapture in the second quarter of 2016. Net fee income decreased $0.4 billion, driven by the Variable Annuities Recapture. Also contributing to the decrease was an increase in realized investment losses of $0.3 billion driven by the recapture of the risks related to the no-lapse guarantees, as described above. This was partially offset by the amortization of DAC and other costs, which resulted in a favorable variance of $0.8 billion, driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates, and a favorable variance of $0.2 billion driven by the results of the reinsured embedded derivative related to the no-lapse guarantees.

Revenues, Benefits and Expenses

2017 to 2016 Three Months Comparison

Revenues decreased $0.2 billion from $0.2 billion in the third quarter of 2016 to $0.0 billion in the third quarter of 2017, primarily driven by an unfavorable variance in realized investment gains (losses) of $0.3 billion driven by the recapture of the risks related to the no-lapse guarantees, as described above.

Benefits and expenses remained relatively flat from $0.2 billion in the third quarter of 2016 to $0.2 billion in the third quarter of 2017.

2017 to 2016 Nine Months Comparison

Revenues decreased $0.7 billion from $1.2 billion in the first nine months of 2016 to $0.5 billion in the first nine months of 2017, primarily driven by an unfavorable variance in realized investment gains (losses) of $0.9 billion due to the Variable Annuities Recapture and the recapture of the risks related to the no-lapse guarantees, as discussed above. Policy charges and fee income, and asset administration fees decreased $0.6 billion primarily due to the ceding of the annuities business, as described above. This was partially offset by an increase in premiums of $0.8 billion due to consideration paid for the Variable Annuities Recapture, as discussed above.

Benefits and expenses decreased $0.5 billion from $0.8 billion in the first nine months of 2016 to $0.3 billion in the first nine months of 2017, primarily driven by a favorable variance of $0.7 billion in amortization of deferred policy acquisition costs and interest credited to policyholders’ account balances, primarily driven by higher amortization due to NPR gains in the first quarter of 2016 primarily due to declining rates. This was partially offset by an unfavorable variance of $0.2 billion in policyholders’ benefits, due to ceded GMDB and GMIB reserves as a result of the Variable Annuities Recapture, partially offset by the impact of the cost of reinsurance on the universal block of business (see “-Accounting Policies & Pronouncements-Application of Critical Accounting Estimates-Accounting for Certain Reinsurance Contracts in our Individual Life business” above).

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

Capital

Our capital management framework is primarily based on statutory RBC measures. The RBC ratio is a primary measure of the capital adequacy of the Company. RBC is calculated based on statutory financial statements and risk formulas consistent with the practices of the NAIC. RBC considers, among other things, risks related to the type and quality of the invested assets, insurance-related risks associated with an insurer’s products and liabilities, interest rate risks and general business risks. RBC ratio calculations are intended to assist insurance regulators in measuring an insurer’s solvency and ability to pay future claims. The reporting of RBC measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities, but is available to the public. The RBC ratio is an annual calculation; however, as of September 30, 2017 we estimate that the Company’s RBC ratio exceeds the minimum level required by applicable insurance regulations.

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

Capital Protection Framework

Prudential Financial and the Company employ a "Capital Protection Framework" (the "Framework”) to ensure that sufficient capital resources are available to maintain adequate capitalization and competitive RBC ratios and solvency margins under various stress scenarios. The Framework incorporates the potential impacts from market related stresses, including equity markets, real estate, interest rates, and credit losses.

The Framework accommodates periodic volatility within ranges that are deemed acceptable, while also providing for potential sources of capital, including on-balance sheet capital, derivatives, and contingent sources of capital. We believe we currently have access to sufficient resources, either directly, or indirectly through Prudential Financial, to maintain adequate capitalization and a competitive RBC ratio under a range of potential stress scenarios.

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

Cash Flow

The principal sources of the Company’s liquidity are premiums and certain annuity considerations, investment and fee income, investment maturities and sales as well as internal borrowings. The principal uses of that liquidity include benefits, claims, and payments to policyholders and contractholders in connection with surrenders, withdrawals and net policy loan activity. Other uses of liquidity may include commissions, general and administrative expenses, purchases of investments, the payment of dividends to the parent company, hedging and reinsurance activity and payments in connection with financing activities.

Liquid Assets

Liquid assets include cash and cash equivalents, short-term investments, fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2017 and December 31, 2016 the Company had liquid assets of $5,373 million and $5,802 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $197 million and $133 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, $4,704 million, or 92%, of the fixed maturity investments in Company general account portfolios were rated "1" highest quality or "2" high quality based on NAIC or equivalent rating. The remaining $395 million, or 8%, of these fixed maturity investments were rated other than high or highest quality.

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

Affiliated captive reinsurance companies are used to finance the portion of the statutory reserves required to be held under Regulation XXX and Guideline AXXX that is considered non-economic. The financing arrangements involve term and universal life business we reinsure to our affiliated captive reinsurers. The surplus notes issued by those affiliated captives are treated as capital for statutory purposes. As of September 30, 2017, our affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to $10.15 billion of surplus notes in return for the receipt of credit-linked notes ("Credit-Linked Note Structures"). Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. As of September 30, 2017, an aggregate of $8.84 billion of surplus notes was outstanding under our affiliated captives' Credit-Linked Note Structures, reflecting an increase of $1.08 billion from December 31, 2016.

As of September 30, 2017, our affiliated captive reinsurance companies had outstanding an aggregate of $2.8 billion of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $0.9 billion relates to Regulation XXX reserves and approximately $1.9 billion relates to Guideline AXXX reserves, and all of which was issued directly by or guaranteed by Prudential Financial. Under certain of the financing arrangements pursuant to which this debt was issued, Prudential Financial has agreed to make capital contributions to the applicable affiliated captive reinsurance company to reimburse it for investment losses or to maintain its capital above prescribed minimum levels. In addition, as of September 30, 2017, for purposes of financing Guideline AXXX reserves, our affiliated captives had outstanding approximately $4.0 billion of surplus notes that were issued to Prudential Financial in exchange for promissory notes of affiliates guaranteed by Prudential Financial.

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

In June 2016, the NAIC adopted a recommendation that will activate a principles-based reserving approach for life insurance products. At the Company's discretion, it may be applied to new individual life insurance business beginning as early as January 1, 2017, and must be applied for all new individual life insurance business issued January 1, 2020 and later. During 2017, we introduced updated versions of our guaranteed universal life products and adopted principles-based reserving for these products. The updated products are expected to support the principles-based statutory reserve level without the need for captive reserve financing or additional assets under AG 48. The Company is continuing to assess the impact of this new reserving approach on projected statutory reserve levels and product pricing for its remaining portfolio of individual life product offerings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2017, there have been no material changes in our economic exposure to market risk from December 31, 2016, a description of which may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” filed with the SEC. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2016, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4.  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 13a-15(e), as of September 30, 2017. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

31.1 Section 302 Certification of the Chief Executive Officer

31.2 Section 302 Certification of the Chief Financial Officer

32.1 Section 906 Certification of the Chief Executive Officer

32.2 Section 906 Certification of the Chief Financial Officer

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document.

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pruco Life Insurance Company

By:	/s/ John Chieffo
Name:	John Chieffo
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 9, 2017